Form 10-Q
period 1996-04-30
MITCHAM INDUSTRIES INC
filed 1996-06-13
CIK 926423

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


               -------------------------------------------------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE PERIOD ENDED APRIL 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER   81164-D
                                                 -----------

                     -------------------------------------------

                               MITCHAM INDUSTRIES, INC.
             (Name of small business issuer as specified in its charter)

                  TEXAS                             76-0210849
         (State or other jurisdiction of         (I.R.S. Employer
         Incorporation or organization)          Identification No.)

                                44000 HIGHWAY 75 SOUTH
                               HUNTSVILLE, TEXAS 77340
                       (Address of principal executive offices)

                                    (409) 291-2277
                             (Issuer's telephone number)

                     -------------------------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -----        -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,378,650 shares of Common Stock, $.01 par value, were outstanding as of June 6, 1996.
                                             -------------

Transitional Small Business Disclosure Format (check one): Yes ___   No   X
                                                              -----    -----

                               MITCHAM INDUSTRIES, INC.

                                        INDEX





                            PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements................................   3

Item 2.  Management's Discussion and Analysis or Plan of
         Operations....................................................   7



                             PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .............................   10

         Signatures....................................................   10

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                               MITCHAM INDUSTRIES, INC.
                               CONDENSED BALANCE SHEET
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                   April 30,
                                  ASSETS                             1996
                                  ------                           ---------

CURRENT ASSETS:
    Cash                                                            $3,912
    Accounts receivable, net                                         2,911
    Installment notes receivable, trade                                121
    Inventories                                                        360
    Prepaid expenses and other current assets                           68
                                                                   -------
         Total current assets                                        7,372
                                                                   -------
    Seismic equipment lease pool, net                                8,746
    Property plant and equipment, net                                  479
    Other assets                                                        60
                                                                   -------
         Total assets                                              $16,657
                                                                   -------
                                                                   -------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                  986
    Accounts payable                                                   585
    Accrued liabilities and other current liabilities                  265
    Income taxes payable                                               565
    Deferred income taxes payable                                      591
                                                                   -------
         Total current liabilities                                   2,992
                                                                   -------
LONG-TERM DEBT
    Long-term debt, net of current portion                           3,387

DEFERRED INCOME TAXES                                                  304
                                                                   -------
         Total liabilities                                           6,683

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized,
      none issued and outstanding                                       -
    Common stock, $.01 par value; 20,000,000 shares authorized,
      3,625,027 issued and outstanding                                  36
    Additional paid-in capital                                       5,757
    Retained earnings                                                4,181
                                                                   -------
         Total stockholders' equity                                  9,974
                                                                   -------

         Total liabilities and stockholders' equity                $16,657
                                                                   -------
                                                                   -------

                               See accompanying notes.

                               MITCHAM INDUSTRIES, INC.
                            CONDENSED STATEMENTS OF INCOME
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                          Three months
                                                         ended April 30,
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------
REVENUES:
    Leases of seismic equipment                     $1,804          $1,094

    Sales of seismic equipment                         466             277
                                                   --------        --------

         Total revenues                              2,270           1,371
                                                   --------        --------


COSTS AND EXPENSES:
    Seismic equipment subleases                         47              91
    Sales of seismic equipment                         373             149
    General and administrative                         502             364
    Depreciation                                       530             214
                                                   --------        --------

         Total costs and expenses                    1,452             818
                                                   --------        --------

OTHER INCOME (EXPENSE):
    Interest, net                                      (48)             (3)
    Other, net                                          19              23
                                                   --------        --------

         Total other income (expense)                  (29)             20
                                                   --------        --------

INCOME BEFORE INCOME TAXES                             789             573

PROVISION FOR INCOME TAXES                             284             197
                                                   --------        --------


NET INCOME                                            $505            $376
                                                   --------        --------
                                                   --------        --------

    Earnings per common and common
     equivalent share:
         Primary                                     $0.13           $0.12
                                                   --------        --------
                                                   --------        --------
         Assuming full dilution                      $0.12           $0.12
                                                   --------        --------
                                                   --------        --------

    Shares used in computing earnings
     per common and common equivalent share:
         Primary                                  4,024,029       3,170,000
                                                 ----------      ----------
                                                 ----------      ----------
         Assuming full dilution                   4,158,763       3,170,000
                                                 ----------      ----------
                                                 ----------      ----------

                               See accompanying notes.

                               MITCHAM INDUSTRIES, INC.
                          CONDENSED STATEMENTS OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                                                    Three Months
                                                                                   Ended April 30,
                                                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         1996            1995
                                                                          -------------  --------------

    Net income                                                                $505             $376
    Adjustments to reconcile net income to net
         cash flows from operating activities:
              Receivables, net                                                (702)            (169)
              Accounts payable and other current liabilities                   139              392
              Depreciation                                                     530              214
              Provision for doubtful accounts, net of charge offs              140               30
              Other, net                                                        61             (201)
                                                                            ---------        ---------
              Net cash provided by operating activities                        673              642
                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of seismic equipment held for lease                           (1,145)            (271)
    Purchases of property, plant and equipment                                 (23)              (4)
                                                                            ---------        ---------
              Net cash used in investing activities                         (1,168)            (275)
                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on short-term borrowings                                         (400)             (85)
    Proceeds from long-term debt                                             3,126                -
    Payments on long-term debt and capitalized lease obligations              (377)             (41)
    Proceeds from issuance of common stock, net of offering expenses         1,421                -
                                                                            ---------        ---------
              Net cash provided by financing activities                      3,770             (126)
                                                                            ---------        ---------

NET INCREASE (DECREASE) IN CASH                                              3,275              241

CASH, BEGINNING OF PERIOD                                                      637              874
                                                                            ---------        ---------

CASH, END OF PERIOD                                                         $3,912           $1,115
                                                                            ---------        ---------
                                                                            ---------        ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                              $55              $17
         Taxes                                                                  -               $35
                                                                            ---------        ---------
                                                                            ---------        ---------


                               See accompanying notes.

                               MITCHAM INDUSTRIES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS



1. The condensed financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1996 and 1995, and cash flows for the three months then ended have been included.

2. The Company called for redemption its 895,000 publicly traded Common Stock Purchase Warrants on April 29, 1996. 892,750 of the 895,000 warrants were exercised subsequent to the end of the quarter. The dilutive effect of those warrants, as well as certain other stock options and warrants, is reflected in the computation of primary and fully diluted earnings per share.

3. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending January 31, 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

    FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995. Revenues of $2,270,000 for the three months ended April 30, 1996 represent an increase of 66% over revenues of $1,371,000 for the same prior year period. Leasing services generated revenues of $1,804,000 for the three months ended April 30, 1996, an increase of $710,000, or 65%, as compared to $1,094,000 for the same prior year period. The majority of this increase was attributable to additions of lease fleet equipment throughout fiscal 1996 and the first quarter of fiscal 1997 to meet lease demand. Seismic equipment sales for the three months ended April 30, 1996 were $466,000, an increase of $189,000, or 68%, for the same prior year period.

    While the Company's leasing revenues increased by $710,000 for the three months ended April 30, 1996 as compared to the same prior year period, sublease costs decreased by $44,000 and depreciation, which relates primarily to equipment available for lease, increased by $316,000, resulting in an increase in net leasing revenues of $438,000.

    Gross margins on seismic equipment sales were 20% and 46% for the three months ended April 30, 1996 and 1995, respectively. Margins on sales of used equipment vary based upon the size of the transactions, the availability of the product sold and the means by which the equipment was acquired. Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search. The margin for the fiscal 1996 period was significantly lower because of a few low-margin transactions.

    General and administrative expenses increased 38%, or $138,000, for the three months ended April 30, 1996 as compared to the same period in 1995 and were 22% and 27% of total revenues for the three months ended April 30, 1996 and 1995, respectively. The increase was due primarily to increased personnel costs and higher provision for bad debt expense. The Company's provision for doubtful accounts expense increased from $30,000 in the fiscal 1996 period to $140,000 in the fiscal 1997 period. The increase reflects additional allowances provided for the increase in revenues and the corresponding increase in receivables. While management expects its past due accounts to be collected in full, additional reserves have been provided to reflect the increased credit risk associated with the increase in receivables. As of April 30, 1996, the Company's allowance for doubtful accounts receivable amounted to $487,000, which is an amount management believes is sufficient to cover any losses which may develop in trade accounts receivable as of that date.

    Net income for the three months ended April 30, 1996 increased by $129,000, as compared to the same fiscal 1995 period. The increase resulted primarily from the increase in net leasing revenues, offset by increases in the cost of equipment sold, general and administration and depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 1996, the Company had current assets of $7,372,000, including $3,912,000 in cash, and current liabilities of $2,992,000, which includes debt totaling $986,000. Cash flows from operations for the three months ended April 30, 1996, increased by $31,000 as compared to the same 1995 period. Net income, which included an additional $316,000 of depreciation, increased by $129,000 during the 1996 period. At April 30, 1996, the Company had four customers with an aggregate of $738,000 more than 90 days past due. As of the date of this report, $279,000 of these past due amounts had been collected. The Company believes it has no other significant credit problems as of April 30, 1996. Inventory increased by $42,000 as of April 30, 1996, as compared to the same prior year period, as a result of the Company's acquisition of used seismic equipment at favorable prices. Accounts payable, accrued liabilities and other current liabilities and income taxes payable as of April 30, 1996 collectively amounted to $1,415,000, an increase of $301,000 as compared to April 30, 1995. This represents additional amounts accrued for income taxes at April 30, 1996 as compared to the same 1995 period.

    As of April 30, 1996, the Company had an equipment loan and a revolving line of credit with a bank. In January 1996 the Company obtained a $4.2 million equipment loan and a $1.0 million line of credit. Approximately $1.0 million of the equipment loan was advanced to the Company at January 31, 1996 and was used primarily to pay amounts due to Input/Output, Inc. ("I/O") for 3-D channel boxes acquired under the Exclusive Lease Referral Agreement with I/O (the "I/O Agreement") in fiscal 1996. In March 1996, an additional approximately $3.1 million of the $4.2 million equipment loan was advanced to the Company and an aggregate of approximately $1.5 million was used to pay all amounts outstanding under a second equipment loan and second line of credit and to pay amounts due to I/O for 3-D channel boxes acquired under the I/O Agreement in fiscal 1997. Amounts due under the term loan at April 30, 1996 are due in monthly installments of $105,668, including interest at 9.5%, through January 2000. Amounts borrowed under the $1.0 million line of credit will bear interest at prime plus .5%. Total borrowings under the line are limited to 80% of the Company's eligible accounts receivable and 50% of its eligible inventory. Both of the foregoing obligations are secured by an assignment of leases, accounts receivable, and inventory, including lease pool equipment.

    At April 30, 1996, the Company also an outstanding bank loan of $276,000 in connection with the Company's acquisition in fiscal 1996 of its office facilities from Mitcham Properties, Inc., a corporation wholly owned by Billy F. Mitcham, Jr. It is due in monthly installments of $2,803, including interest at 9%, through September 1998. In April 1996, the Company used proceeds from the $4.2 million equipment loan described in the previous paragraph to pay all amounts outstanding on a $50,000 loan used to renovate the facilities.

    From June 1994 through January 1995, the consummation of the Company's initial public offering (the "IPO"), the Company purchased an aggregate of $4.2 million of 3-D channel boxes from I/O. The Company acquired an additional $3.7 million of 3-D channel boxes from I/O throughout fiscal 1996 and $1.6 million of seismic equipment from other manufacturers, for total capital expenditures in fiscal 1996 of approximately $5.3 million. The equipment was acquired using existing cash flows, advances from the $1.0 million line of credit obtained in January 1995 and other bank financing.

    The Company is required to purchase an additional $2.1 million of channel boxes by December 1996 under the I/O Agreement and expects total capital expenditures for fiscal 1997 to be approximately $6.0 million. As of the date of this report, the Company has received an aggregate of approximately $700,000, $3.1 million and $440,000 from the exercise of bridge warrants, the public warrants and warrants issued to the underwriter in the IPO ("Representative's Warrants"), respectively, for an aggregate of approximately $4.2 million. The Company plans to obtain the $6.0 million of capital equipment in fiscal 1997 with a combination of cash flows from operations, the available portions of its term loan and line of credit, and a portion of the approximately $4.2 million it has already received from the exercise of the bridge warrants, the public warrants and the Representative's Warrants.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 11: Computation of Earnings Per Common and Common Equivalent Share for the three months ended April 30, 1996 and 1995.


         (b)  REPORTS ON FORM 8-K

              None



                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MITCHAM INDUSTRIES, INC.


                                 /s/ Roberto Rios
DATE: JUNE 13, 1996                  ROBERTO RIOS
                               CHIEF FINANCIAL OFFICER