Form 10QSB
period 1996-07-31
MITCHAM INDUSTRIES INC
filed 1996-09-13
CIK 926423

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

                      --------------------

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE PERIOD ENDED JULY 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE EXCHANGE ACT OF 1934

               COMMISSION FILE NUMBER   81164-D

                      --------------------

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

                      --------------------

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,378,650 shares of Common Stock, $.01 par value, were outstanding as of SEPTEMBER 6, 1996.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                          MITCHAM INDUSTRIES, INC.

                                   INDEX




                       PART I.  FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements.........................   3

Item 2.   Management's Discussion and Analysis or Plan of
          Operations.............................................   7





                        PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders....  11

Item 6.   Exhibits and Reports on Form 8-K ......................  11

          Signatures.............................................  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        MITCHAM INDUSTRIES, INC.
                         CONDENSED BALANCE SHEET
                             (IN THOUSANDS)
                                                        July 31,     January 31,
                                 ASSETS                  1996           1996
                                                      (Unaudited)     (Audited)
                                                      -----------    ----------
CURRENT ASSETS:
     Cash                                              $  6,281      $   637
     Accounts receivable, net                             3,258        2,277
     Installment notes receivable, trade                    150          193
     Inventories                                            825          206
     Prepaid expenses and other current assets               63          274
                                                       --------      -------
       Total current assets                              10,577        3,587
                                                       --------      -------
     Seismic equipment lease pool, net                    8,878        8,115
     Property plant and equipment, net                      504          472
     Other assets                                            56           65
                                                       --------      -------
       Total assets                                    $ 20,015      $12,239
                                                       --------      -------
                                                       --------      -------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                                 -             400
     Current portion of long-term debt                      938          447
     Accounts payable                                       840          491
     Accrued liabilities and other current liabilities      512          474
     Income taxes payable                                  -             311
     Deferred income taxes payable                          812          544
                                                       --------      -------
       Total current liabilities                          3,102        2,667
                                                       --------      -------
LONG-TERM DEBT
     Long-term debt, net of current portion               3,138        1,155
     Capital lease obligations, net of current portion     -              18
DEFERRED INCOME TAXES                                       613          351
                                                       --------      -------
       Total liabilities                                  6,853        4,191
                                                       --------      -------
                                                       --------      -------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000
       shares authorized, none issued and outstanding      -             -
     Common stock, $.01 par value; 20,000,000 shares
       authorized, 4,378,650 and 3,221,000 shares,
       respectively, issued and outstanding                  44           32
    Additional paid-in capital                            8,569        4,340
    Retained earnings                                     4,549        3,676
                                                       --------      -------
       Total stockholders' equity                        13,162        8,048
                                                       --------      -------
       Total liabilities and stockholders' equity      $ 20,015      $12,239
                                                       --------      -------
                                                       --------      -------


                         See accompanying notes.

                        MITCHAM INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF INCOME
                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                               (UNAUDITED)


                                        Three months           Six months
                                       ended July 31,         ended July 31,
                                    --------------------  --------------------
                                       1996        1995       1996       1995
                                    ---------  ---------  ---------  ---------

REVENUES:
     Leases of seismic equipment      $1,142      $1,047     $2,946     $2,141
     Sales of seismic equipment          932         575      1,398        852
                                    ---------  ---------  ---------  ---------

       Total revenues                  2,074       1,622      4,344      2,993
                                    ---------  ---------  ---------  ---------


COSTS AND EXPENSES:
     Seismic equipment subleases          64          82        111        173
     Sales of seismic equipment          521         348        894        497
     General and administrative          429         597        931        961
     Depreciation                        556         237      1,086        451
                                    ---------  ---------  ---------  ---------

       Total costs and expenses        1,570       1,264      3,022      2,082
                                    ---------  ---------  ---------  ---------


OTHER INCOME (EXPENSE):
     Interest, net                       (80)         (9)      (128)      (12)
     Other, net                          150         (21)       169         2
                                    ---------  ---------  ---------  ---------

       Total other income
        (expense)                         70         (30)        41        (10)
                                    ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES               574         328      1,363        901

PROVISION FOR INCOME TAXES               206         117        490        314
                                    ---------  ---------  ---------  ---------


NET INCOME                              $368        $211       $873       $587
                                    ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------

     Earnings per common share          $0.08      $0.07      $0.20      $0.19
                                    ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------

     Weighted average common
       shares outstanding           4,592,933  3,170,000  4,285,970  3,170,000
                                    ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------




                         See accompanying notes.

                        MITCHAM INDUSTRIES, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)
                               (UNAUDITED)
                                                           Six Months
                                                          Ended July 31,
                                                     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  1996        1995
                                                     --------    --------
  Net income                                           $873         $587
  Adjustments to reconcile net income to net
    cash flows from operating activities:
          Receivables, net                           (1,146)         (21)
          Accounts payable and other current
            liabilities                                 606         (139)
          Depreciation                                1,086          451
          Provision for doubtful accounts,
            net of charge offs                          165           25
          Other, net                                    490          133
                                                    --------      -------
          Net cash provided by operating
            activities                                1,094        1,036
                                                    --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease   (1,849)        (981)
     Purchases of property, plant and equipment         (80)         (38)
     Proceeds from sale of property and equipment        -           797
                                                    --------      -------
        Net cash used in investing activities        (1,929)        (222)
                                                    --------      -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term borrowings                 (400)        (171)
     Proceeds from long-term debt                     3,126            -
     Payments on long-term debt and capitalized
       lease obligations                               (476)         (86)
     Proceeds from issuance of common stock,
       net of offering expenses                       4,229            -
                                                    --------      -------
          Net cash provided (used) by financing
            activities                                6,479         (257)
                                                    --------      -------
NET INCREASE IN CASH                                  5,644          557

CASH, BEGINNING OF PERIOD                               637          874
                                                    --------      -------
CASH, END OF PERIOD                                  $6,281       $1,431
                                                    --------      -------
                                                    --------      -------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
        Interest                                       $191          $33
        Taxes                                          $230         $300
                                                    --------      -------
                                                    --------      -------


                              See accompanying notes.

                    MITCHAM INDUSTRIES, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS




1. The condensed financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1996 and 1995, and cash flows for the six months then ended have been included.

2. From January through April 1996, 200,000 bridge warrants were exercised at $3.50 per share. On April 29, 1996, the Company called for redemption its 895,000 publicly traded Common Stock Purchase Warrants. 892,750 of the 895,000 warrants were exercised at $3.50 per share. In May 1996, 55,000 Representative's warrants that were issued in the Company's initial public offering were exercised at $7.97 per warrant. Gross proceeds from the foregoing warrant exercises were $4,263,000, and offering and related costs were $34,000 leaving net proceeds of $4,229,000.

      Effective June 1, 1996, the Company entered into an agreement with Input/Output, Inc . ("I/O"), to amend the terms of and extend the Exclusive Lease Referral Agreement through May 31, 2000. Under the I/O Agreement as amended, the Company must purchase an aggregate of $3.0 million of I/O equipment between June 1 and November 30, 1996, (the "Renewal Purchase") with a minimum of $1.5 million to be purchased by August 31, 1996. As of August 31, the Company had purchased I/O equipment totalling $3.7 million, $2.8 million of which was purchased after June 1 under the I/O Agreement as amended.

      Thereafter, from January 1, 1997 through May 31, 1997, the Company must purchase at least an aggregate of $1.25 million of I/O equipment. In each of the years from June 1, 1997 through May 31, 1998, June 1 through May 31, 1999 and June 1, 1999 through May 31, 2000, the Company must purchase at least an aggregate of $3.0 million of I/O Equipment (or an aggregate additional $10.25 million after the $3.0 million Renewal purchase is made).

3. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending January 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

    FOR THE THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995. Revenues of $2,074,000 for the three months ended July 31, 1996 represent an increase of 28% over revenues of $1,622,000 for the same prior year period. Leasing services generated revenues of $1,142,000 for the three months ended July 31, 1996, an increase of $95,000, or 9%, as compared to $1,047,000 for the same prior year period. The majority of this increase was attributable to additions of lease fleet equipment throughout fiscal 1996 and the first quarter of fiscal 1997 to meet lease demand. Seismic equipment sales for the three months ended July 31, 1996 were $932,000, an increase of $357,000, or 62%, as compared to $575,000 for the same prior year period.

     While the Company's leasing revenues increased by $95,000 for the three months ended July 31, 1996 as compared to the same prior year period, sublease costs decreased by $18,000 and depreciation, which relates primarily to equipment available for lease, increased by $319,000, resulting in an decrease in net leasing revenues of $206,000.

     Gross margins on seismic equipment sales were 44% and 39% for the three months ended July 31, 1996 and 1995, respectively. Margins on sales of used equipment vary based upon the size of the transactions, the availability of the product sold and the means by which the equipment was acquired. Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search. The margin for the fiscal 1996 period was slightly higher because of a few high-margin transactions.

     General and administrative expenses decreased 28%, or $168,000, for the three months ended July 31, 1996 as compared to the same period in 1995 and were 21% and 37% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The decrease was due primarily to a lower provision for bad debt expense. The Company's provision for doubtful accounts expense decreased from $281,000 in the fiscal 1996 period to $13,000 in the fiscal 1997 period. The decrease is a result of a write-off in the prior year fiscal period. As of July 31, 1996, the Company's allowance for doubtful accounts receivable amounted to $512,000, which is an amount management believes is sufficient to cover any losses which may develop in trade accounts receivable as of that date.

     Net income for the three months ended July 31, 1996 increased by $157,000, as compared to the same 1995 period. The increase resulted primarily from the increase in net sales revenues and decreases in general and administrative expenses, offset by a decrease in net leasing revenues and increases in interest expense.

     FOR THE SIX MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995. Revenues of $4,344,000 for the six months ended July 31, 1996 represent an increase of 45% over revenues of $2,993,000 for the same prior year period. Leasing services generated revenues of $2,946,000 for the six months ended July 31, 1996, an increase of $805,000, or 38%, as compared to $2,141,000 for the same prior year period. The majority of this increase was attributable to additions of lease fleet equipment throughout fiscal 1996 and the first quarter of fiscal 1997 to meet lease demand. Seismic equipment sales for the six months ended July 31, 1996 were $1,398,000, an increase of $546,000, or 64%, as compared to $852,000 for the same prior year period.

     While the Company's leasing revenues increased by $805,000 for the six months ended July 31, 1996 as compared to the same prior year period, sublease costs decreased by $62,000 and depreciation, which relates primarily to equipment available for lease, increased by $635,000, resulting in an increase in net leasing revenues of $232,000.

     Gross margins on seismic equipment sales were 36% and 42% for the six months ended July 31, 1996 and 1995, respectively. Margins on sales of used equipment vary based upon the size of the transactions, the availability of the product sold and the means by which the equipment was acquired. Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search. The margin for the fiscal 1996 period was slightly lower because of a few low-margin transactions.

     General and administrative expenses decreased 3%, or $30,000, for the six months ended July 31, 1996 as compared to the same period in 1995 and were 21% and 32% of total revenues for the six months ended July 31, 1996 and 1995, respectively. The decrease was due primarily to a lower provision for bad debt expense partially offset by increases in accounting and legal and personnel costs. The Company's provision for doubtful accounts expense decreased from $311,000 in the fiscal 1996 period to $153,000 in the fiscal 1997 period. The decrease is a result of a write-off in the prior year fiscal period. As of July 31, 1996, the Company's allowance for doubtful accounts receivable amounted to $512,000, which is an amount management believes is sufficient to cover any losses which may develop in trade accounts receivable as of that date.

     Net income for the six months ended July 31, 1996 increased by $286,000, as compared to the same 1995 period. The increase resulted primarily from the increase in net leasing and net sales revenues, offset by increases in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1996, the Company had current assets of $10,577,000, including $6,281,000 in cash, and current liabilities of $3,411,000, which includes debt totaling $938,000. Cash flows from operations for the six months ended July 31, 1996, increased by $58,000 as compared to the same 1995 period. Net income, which included an additional $635,000 of depreciation, increased by $286,000 during the 1996 period. At July 31, 1996, the Company had four customers with an aggregate of $946,000 more than 90 days past due. As of the date of this report, $236,000 of these past due amounts had been collected. The Company believes it has no other significant credit problems as of July 31, 1996. Inventory increased by $631,000 as of July 31, 1996, as compared to the same prior year period, as a result of the Company's acquisition of used seismic equipment at favorable prices. Accounts payable, accrued liabilities and other current liabilities and income taxes payable as of July 31, 1996 collectively amounted to $1,882,000, an increase of $41,000 as compared to July 31, 1995. This represents additional amounts accrued for income taxes at July 31, 1996 as compared to the same 1995 period.

     As of July 31, 1996, the Company had an equipment loan and a revolving line of credit with a bank consisting of a $4.2 million equipment loan and a $1.0 million line of credit. Approximately $1.0 million of the equipment loan was advanced to the Company at January 31, 1996 and was used primarily to pay amounts due to Input/Output, Inc. ("I/O") for 3-D channel boxes acquired under the Exclusive Lease Referral Agreement with I/O (the "I/O Agreement") in fiscal 1996. In March 1996, an additional approximately $3.1 million of the $4.2 million equipment loan was advanced to the Company and an aggregate of approximately $1.5 million was used to pay all amounts outstanding under a second equipment loan and second line of credit and to pay amounts due to I/O for 3-D channel boxes acquired under the I/O Agreement in fiscal 1997. Amounts due under the term loan at July 31, 1996 are due in monthly installments of $105,668, including interest at 9.5%, through January 2000. Amounts borrowed under the $1.0 million line of credit bear interest at prime plus .5%. Total borrowings under the line are limited to 80% of the Company's eligible accounts receivable and 50% of its eligible inventory. Both of the foregoing obligations are secured by an assignment of leases, accounts receivable, and inventory, including lease pool equipment.

     At July 31, 1996, the Company also an outstanding bank loan of $276,000 in connection with the Company's acquisition in fiscal 1996 of its office facilities from Mitcham Properties, Inc., a corporation wholly owned by Billy
F. Mitcham, Jr. It is due in monthly installments of $2,803, including interest at 9%, through September 1998. In April 1996, the Company used proceeds from the $4.2 million equipment loan described in the previous paragraph to pay all amounts outstanding on a $50,000 loan used to renovate the facilities.

     In fiscal 1996, the Company acquired $3.7 million of 3-D channel boxes from I/O and $1.6 million of seismic equipment from other manufacturers, for total capital expenditures in fiscal 1996 of approximately $5.3 million. The equipment was acquired using existing cash flows and bank financing.

     Effective June 1, 1996, the Company entered into an agreement with Input/Output, Inc. ("I/O"), to amend the terms of and extend the Exclusive Lease Referral Agreement through May 31, 2000. Under the I/O Agreement as amended, the Company must purchase an aggregate of $3.0 million of I/O equipment between June 1 and November 30, 1996, (the "Renewal Purchase") with a minimum of $1.5 million to be purchased by August 31, 1996. As of August 31, the Company had purchased I/O equipment totalling $3.7 million, $2.8 million of which was purchased after June 1 under the I/O Agreement as amended.

     Thereafter, from January 1, 1997 through May 31, 1997, the Company must purchase at least an aggregate of $1.25 million of I/O equipment. In each of the years from June 1, 1997 through May 31, 1998, June 1 through May 31, 1999 and June 1, 1999 through May 31, 2000, the Company must purchase at least an aggregate of $3.0 million of I/O Equipment (or an aggregate additional $10.25 million after the $3.0 million Renewal purchase is made).

     The Company expects total capital expenditures for fiscal 1997 to be approximately $8.0 million. At August 31, 1996, capital expenditures for the fiscal year totalled $6.2 million. The Company anticipates that the cash flow generated from the I/O 3-D channel boxes which it currently owns, the available portions of its $1.0 million line of credit with a bank and its $4.2 million term loan with a bank, and all or a portion of the approximately $4.2 million aggregate net proceeds it has received from the exercise of the public warrants, bridge warrants, and representative's warrants issued to the representative of the underwriters in the Company's IPO, will be used to fund the remaining $1.8 million of expected fiscal year capital expenditures. The foregoing sources will fund in part the remaining aggregate $10.25 million of subsequent minimum purchases required over the term of the I/O Agreement. However, the Company anticipates that it may require additional equipment loans in order to fully fund those minimum purchase requirements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Mitcham Industries, Inc. held its 1996 Annual Meeting of Stockholde rs on June 12, 1996. The purpose of the meeting was to elect seven directors to adopt an amendment to the 1994 Stock Option Plan increasing the nu mber of shares subject to options granted under the plan and to ratify the appointment of Hein + Associates L.L.P. to examine the financial statements for the year ending January 31, 1997. The results of the voting were as follows:

        ELECTION OF DIRECTORS:          FOR            WITHHELD
                                        ---            --------
        Billy F. Mitcham, Jr.        2,195,852            400
        Paul C. Mitcham              2,194,952          1,300
        Roberto Rios                 2,195,852            400
        William J. Sheppard          2,193,310          2,942
        Gordon M. Greve              2,194,852          1,400
        Randal D. Lewis              2,194,552          1,700
        John F. Schwalbe             2,194,552          1,700

        ADOPTION OF AMENDMENT to the 1994 Stock Option Plan to increase the number of shares of Common Stock available for option grants by 100,000.

           FOR             AGAINST         ABSTAIN        NON-VOTE
        ---------          -------         -------        --------
        3,030,048          152,540         23,489         125,458

        RATIFICATION OF APPOINTMENT OF HEIN + ASSOCIATES L.L.P. as the Company's independent certified public accountant

        3,321,531           6,560          13,792            -
        ---------           -----          ------          -----
           FOR             AGAINST         ABSTAIN        NON-VOTE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
           --------

           Exhibit 11: Computation of Earnings Per Common and Common Equivalent Share for the six months ended July 31, 1996 and 1995.

       (b) Reports on Form 8-K
           -------------------

           On May 14, 1996, the Company filed a Form 8-K on the call for redemption of its publicly traded Common Stock Purchase Warrants ("Warrants").

           On June 26, 1996, the Company filed a Form 8-K on the number of warrants exercised and the amount of money raised from the exercise of the warrants.

           On July 18, 1996, the Company filed a Form 8-K reporting the extension and amendment of its Exclusive Lease Referral Agreement with Input/Output, Inc. ("I/O").





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MITCHAM INDUSTRIES, INC.



DATE: SEPTEMBER 13, 1996         ROBERTO RIOS
                           CHIEF FINANCIAL OFFICER