Form 10QSB/A
period 1996-07-31
MITCHAM INDUSTRIES INC
filed 1996-11-05
CIK 926423

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB/A

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

        Mitcham Industries, Inc. held its 1996 Annual Meeting of Stockholders on June 12, 1996. The purpose of the meeting was to elect seven directors to adopt an amendment to the 1994 Stock Option Plan increasing the number of shares subject to options granted under the plan and to ratify the appointment of Hein + Associates L.L.P. to examine the financial statements for the year ending January 31, 1997. The results of the voting were as follows:

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

           Exhibit 27: Financial Data Schedule (electronic filing only)

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

                           MITCHAM INDUSTRIES, INC.



DATE: NOVEMBER 5, 1996           ROBERTO RIOS
                           CHIEF FINANCIAL OFFICER