Form 10QSB
period 1996-10-31
MITCHAM INDUSTRIES INC
filed 1996-12-13
CIK 926423

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                              -------------------------
(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED OCTOBER 31, 1996

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER   81164-D

                              -------------------------

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

                              -------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ----         ----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,465,650 shares of Common Stock, $.01 par value, were outstanding as of December 9, 1996.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                              -----    -----

                               MITCHAM INDUSTRIES, INC.

                                        INDEX




                            PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements................................... 3

Item 2.  Management's Discussion and Analysis or Plan of Operations....... 7






                             PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ............................... 11

         Signatures...................................................... 11

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                               MITCHAM INDUSTRIES, INC.
                               CONDENSED BALANCE SHEET
                                    (IN THOUSANDS)

                                                    October 31,     January 31,
                                  ASSETS               1996            1996
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------
CURRENT ASSETS:
    Cash                                              $ 3,330        $   637
    Accounts receivable, net                            3,288          2,277
    Installment notes receivable, trade                    72            193
    Inventories                                           630            206
    Prepaid expenses and other current assets             103            274
                                                      -------        -------
         Total current assets                           7,423          3,587
                                                      -------        -------
    Seismic equipment lease pool, net                  15,247          8,115
    Property plant and equipment, net                     530            472
    Other assets                                           52             65
                                                      -------        -------
         Total assets                                 $23,252        $12,239
                                                      -------        -------
                                                      -------        -------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                                -               400
    Current portion of long-term debt                     938            447
    Accounts payable                                    3,370            491
    Accrued liabilities and other current liabilities     737            474
    Income taxes payable                                 -               311
    Deferred income taxes payable                         916            544
                                                      -------        -------
         Total current liabilities                      5,961          2,667
                                                      -------        -------
LONG-TERM DEBT:
    Long-term debt, net of current portion              2,910          1,155
    Capital lease obligations, net of current portion    -                18
DEFERRED INCOME TAXES                                     645            351
                                                      -------        -------
         Total liabilities                              9,516          4,191
                                                      -------        -------
                                                      -------        -------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares
      authorized, none issued and outstanding            -               -
    Common stock, $.01 par value; 20,000,000 shares
      authorized, 4,378,650 and 3,221,000 shares,
      respectively, issued and outstanding                 44             32
      Additional paid-in capital                        8,398          4,340
    Retained earnings                                   5,294          3,676
                                                      -------        -------
         Total stockholders' equity                    13,736          8,048
                                                      -------        -------

         Total liabilities and stockholders' equity   $23,252        $12,239
                                                      -------        -------
                                                      -------        -------


                               See accompanying notes.

                               MITCHAM INDUSTRIES, INC.
                            CONDENSED STATEMENTS OF INCOME
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                             Three months             Nine months
                                           ended October 31,       ended October 31,
                                          ------------------       -----------------
                                           1996        1995         1996        1995
                                          ------      ------       ------      ------
REVENUES:
    Leases of seismic equipment           $2,410      $1,290       $5,356      $3,431
    Sales of seismic equipment               610         791        2,007       1,643
                                          ------      ------       ------      ------
         Total revenues                    3,020       2,081        7,363       5,074
                                          ------      ------       ------      ------

COSTS AND EXPENSES:
    Seismic equipment subleases              -            49          111         222
    Sales of seismic equipment               367         503        1,261       1,000
    General and administrative               685         401        1,617       1,362
    Depreciation                             865         374        1,951         825
                                          ------      ------       ------      ------

         Total costs and expenses          1,917       1,327        4,940       3,409
                                          ------      ------       ------      ------

OTHER INCOME (EXPENSE):
    Interest, net                            (42)          6         (170)         (6)
    Other, net                                50          24          219          26
                                          ------      ------       ------      ------

         Total other income (expense)          8          30           49          20
                                          ------      ------       ------      ------

INCOME BEFORE INCOME TAXES                 1,111         784        2,472       1,685

PROVISION FOR INCOME TAXES                   366         291          854         605
                                          ------      ------       ------      ------


NET INCOME                                $  745      $  493       $1,618      $1,080
                                          ------      ------       ------      ------
                                          ------      ------       ------      ------

    Earnings per common share              $0.17       $0.16        $0.37       $0.34
                                          ------      ------       ------      ------
                                          ------      ------       ------      ------
    Weighted average common shares
     outstanding                       4,515,000   3,170,000    4,431,000   3,170,000
                                       ---------   ---------    ---------   ---------
                                       ---------   ---------    ---------   ---------

                               See accompanying notes.

                               MITCHAM INDUSTRIES, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                   Nine Months
                                                                Ended October 31,
                                                              --------------------
                                                               1996          1995
                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $1,618        $1,080
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Receivables, net                                          (1,158)         (316)
    Accounts payable and other current liabilities              (193)           20
    Depreciation                                               1,951           825
    Provision for doubtful accounts, net of charge offs          268           -
    Deferred income taxes                                        666           109
    Other, net                                                  (540)          145
                                                              ------       -------
      Net cash provided by operating activities                2,612         1,863
                                                              ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of seismic equipment held for lease             (5,750)       (2,547)
    Purchases of property, plant and equipment                  (131)         (377)
    Proceeds from sale of property and equipment                 -             797
                                                              ------       -------
      Net cash used in investing activities                   (5,881)       (2,127)
                                                              ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on short-term borrowings                            -             400
    Payments on short-term borrowings                           (400)         (256)
    Proceeds from long-term debt                               3,126           326
    Payments on long-term debt and capitalized
      lease obligations                                         (814)         (127)
    Capitalized stock issuance costs and deferred
      financing charges                                        4,070           (36)
    Payments on capital lease obligations                        (20)           (7)
                                                              ------       -------
      Net cash provided (used) by financing activities         5,962           300
                                                              ------       -------

NET INCREASE IN CASH                                           2,693            36

CASH, BEGINNING OF PERIOD                                        637           874
                                                              ------       -------

CASH, END OF PERIOD                                           $3,330        $  910
                                                              ------       -------
                                                              ------       -------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                  $289           $79
      Taxes                                                     $515          $300
                                                              ------       -------
                                                              ------       -------

                               See accompanying notes.

                           MITCHAM INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. The condensed financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended
   January 31, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 1996 and 1995, and cash flows for the nine months then ended have been included.

2. The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending January 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

    FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995. Revenues of $3,020,000 for the three months ended October 31, 1996 represent an increase of 45% over revenues of $2,081,000 for the same prior year period. Leasing services generated revenues of $2,410,000 for the three months ended October 31, 1996, an increase of $1,120,000, or 87%, as compared to $1,290,000 for the same prior year period. The majority of this increase was attributable to additions of lease fleet equipment throughout fiscal 1996 and the first three quarters of fiscal 1997 to meet lease demand. Seismic equipment sales for the three months ended October 31, 1996 were $610,000, a decrease of $181,000, or 23%, as compared to $791,000 for the same prior year period.

    While the Company's leasing revenues increased by $1,120,000 for the three months ended October 31, 1996 as compared to the same prior year period, sublease costs decreased by $49,000 and depreciation, which relates primarily to equipment available for lease, increased by $491,000, resulting in an increase in net leasing revenues of $678,000.

    Gross margins on seismic equipment sales were 40% and 36% for the three months ended October 31, 1996 and 1995, respectively. Margins on sales of used equipment vary based upon the size of the transactions, the availability of the product sold and the means by which the equipment was acquired.
Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search. The margin for the fiscal 1996 period was slightly higher because of a few high-margin transactions.

    General and administrative expenses increased 71%, or $284,000, for the three months ended October 31, 1996 as compared to the same period in 1995 and were 23% and 19% of total revenues for the three months ended October 31, 1996 and 1995, respectively. The increase was due to higher accounting and legal expense, a higher provision for bad debt expense and higher wage expense. The higher legal and accounting expenses are associated with the Company being a public company. The Company's provision for doubtful accounts expense increased from $61,000 in the fiscal 1996 period to $265,000 in the fiscal 1997 period. The increase is a result of additional provisions for the allowance account. As of October 31, 1996, the Company's allowance for doubtful accounts receivable amounted to $615,000, which is an amount management believes is sufficient to cover any losses which may develop in trade accounts receivable as of that date. The increase to wages is due to an increase in the number of employees and salary increases.

    Net income for the three months ended October 31, 1996 increased by $252,000, as compared to the same 1995 period. The increase resulted primarily from the increase in net leasing revenues offset by increases in general and administrative and the provision for bad debt expense.

    FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995.
Revenues of $7,363,000 for the nine months ended October 31, 1996 represent an increase of 45% over revenues of $5,074,000 for the same prior year period. Leasing services generated revenues of $5,356,000 for the nine months ended October 31, 1996, an increase of $1,925,000, or 56%, as compared to $3,431,000 for the same prior year period. The majority of this increase was attributable to additions of lease fleet equipment throughout fiscal 1996 and the first three quarters of fiscal 1997 to meet lease demand. Seismic equipment sales for the nine months ended October 31, 1996 were $2,007,000, an increase of $364,000, or 22%, as compared to $1,643,000 for the same prior year period.

    While the Company's leasing revenues increased by $1,925,000 for the nine months ended October 31, 1996 as compared to the same prior year period, sublease costs decreased by $111,000 and depreciation, which relates primarily to equipment available for lease, increased by $1,126,000, resulting in an increase in net leasing revenues of $910,000.

    Gross margins on seismic equipment sales were 37% and 39% for the nine months ended October 31, 1996 and 1995, respectively. Margins on sales of used equipment vary based upon the size of the transactions, the availability of the product sold and the means by which the equipment was acquired.
Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search. The margin for the fiscal 1996 period was slightly lower because of a few low-margin transactions.

    General and administrative expenses increased 19%, or $255,000, for the nine months ended October 31, 1996 as compared to the same period in 1995 and were 22% and 27% of total revenues for the nine months ended October 31, 1996 and 1995, respectively. The increase was due to higher accounting and legal expense, a higher provision for bad debt expense and higher wage expense.
The higher legal and accounting expenses are associated with the Company being a public company. The Company's provision for doubtful accounts expense increased from $372,000 in the fiscal 1996 period to $418,000 in the fiscal 1997 period. The increase is a result of additional provisions for the allowance account. As of October 31, 1996, the Company's allowance for doubtful accounts receivable amounted to $615,000, which is an amount management believes is sufficient to cover any losses which may develop in trade accounts receivable as of that date.

    Net income for the nine months ended October 31, 1996 increased by $538,000, as compared to the same 1995 period. The increase resulted primarily from the increase in net leasing revenues offset by increases in general and administrative and the provision for bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 1996, the Company had current assets of $7,423,000, including $3,330,000 in cash, and current liabilities of $5,961,000, which includes debt totaling $938,000. Cash flows from operations for the nine months ended October 31, 1996, increased by $749,000 as compared to the same 1995 period. Net income, which included an additional $1,126,000 of depreciation, increased by $538,000 during the 1996 period. At October 31, 1996, the Company had four customers with an aggregate of $983,000 more than 90 days past due. As of the date of this report, $249,000 of these past due amounts had been collected. The Company believes it has no other significant credit problems as of October 31, 1996. Inventory increased by $424,000 as of October 31, 1996, as compared to the same prior year period, as a result of the Company's acquisition of used seismic equipment at favorable prices. Accounts payable, accrued liabilities and other current liabilities and income taxes payable as of October 31, 1996 collectively amounted to $4,107,000, an increase of $2,831,000 as compared to October 31, 1995. This increase represents additional amounts accrued for equipment purchases at October 31, 1996 as compared to the same 1995 period.

    As of October 31, 1996, the Company had an equipment loan and a revolving line of credit with a bank consisting of a $4.2 million equipment loan and a $1.0 million line of credit. Approximately $1.0 million of the equipment loan was advanced to the Company at January 31, 1996 and was used primarily to pay amounts due to Input/Output, Inc. ("I/O") for 3-D channel boxes acquired under the Exclusive Lease Referral Agreement with I/O (the "I/O Agreement") in fiscal 1996. In March 1996, an additional approximately $3.1 million of the $4.2 million equipment loan was advanced to the Company and an aggregate of approximately $1.5 million was used to pay all amounts outstanding under a second equipment loan and second line of credit and to pay amounts due to I/O for 3-D channel boxes acquired under the I/O Agreement in fiscal 1997. Amounts due under the term loan at October 31, 1996 are due in monthly installments of $105,668, including interest at 9.5%, through January 2000. Amounts borrowed under the $1.0 million line of credit bear interest at prime plus .5%. Total borrowings under the line are limited to 80% of the Company's eligible accounts receivable and 50% of its eligible inventory. Both of the foregoing obligations are secured by an assignment of leases, accounts receivable, and inventory, including lease pool equipment.

    At October 31, 1996, the Company also had an outstanding bank loan of $276,000 in connection with the Company's acquisition in fiscal 1996 of its office facilities from Mitcham Properties, Inc., a corporation wholly owned by Billy F. Mitcham, Jr. It is due in monthly installments of $2,803, including interest at 9%, through September 1998. In April 1996, the Company used proceeds from the $4.2 million equipment loan described in the previous paragraph to pay all amounts outstanding on a $50,000 loan used to renovate the facilities.

    Effective June 1, 1996, the Company entered into an agreement with I/O to amend the terms of and extend the Exclusive Lease Referral Agreement through May 31, 2000. Under the I/O Agreement as amended, the Company must purchase an aggregate of $3.0 million of I/O equipment between June 1 and November 30, 1996, (the "Renewal Purchase") with a minimum of $1.5 million to be purchased by August 31, 1996. Thereafter, from January 1, 1997 through May 31, 1997, the Company must purchase at least an aggregate of $1.25 million of I/O equipment. In each of the years from June 1, 1997 through May 31, 1998, June 1 through May 31, 1999 and June 1, 1999 through May 31, 2000, the Company must purchase at least an aggregate of $3.0 million of I/O equipment (or an aggregate additional $10.25 million after the $3.0 million Renewal purchase is made). As of November 30, the Company had purchased I/O equipment totalling $4.8 million under the I/O Agreement as amended, thereby exceeding its purchase requirements through May 1997.

    In September 1996, the Company entered into two agreements with SERCEL, S.A. ("SERCEL") a designer and manufacturer of land/shallow water seismic data acquisition systems and related equipment. One agreement, the Exclusive Equipment Lease Agreement provides that until December 31, 1999, the Company will be SERCEL's short-term leasing agent throughout the world and that SERCEL will refer to the Company all requests it receives from its customers to lease its 3-D data acquisition equipment and other field equipment; and the Company will acquire up to $10.2 million of SERCEL's 3-D data acquisition equipment and other field equipment from SERCEL at favorable prices, $800,000 of which will consist of SERCEL's existing lease pool of primarily 3-D channel boxes. The second agreement, the Commercial Representation Agreement, provides that until September 19, 1999, the Company will be SERCEL's exclusive sales agent in Canada. In connection with entering into this agreement, the Company established an office in Calgary, Alberta, Canada in November 1996 in which up to 10 employees are anticipated to be employed. These agreements with SERCEL allow the Company to expand its customer base and materially increase the type and amount of equipment available to its customers. The SERCEL agreements are part of the Company's overall strategy to incorporate the equipment from all major 3-D seismic equipment manufacturers into its lease pool.

    The Company expects total capital expenditures for fiscal 1997 to be approximately $10.0 million. At November 30, 1996, capital expenditures for the fiscal year totalled $9.0 million. The Company anticipates that the cash flow generated from the I/O 3-D channel boxes which it currently owns and the available portions of its $1.0 million line of credit with a bank will be used to fund the remaining $1.0 million of expected fiscal year capital expenditures.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 11: Computation of Earnings Per Common and Common Equivalent Share for the nine months ended October 31, 1996 and 1995.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended October 31, 1996.





                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MITCHAM INDUSTRIES, INC.



DATE: DECEMBER 13, 1996                ROBERTO RIOS
                                  CHIEF FINANCIAL OFFICER