Form 10KSB
period 1997-01-31
MITCHAM INDUSTRIES INC
filed 1997-04-30
CIK 926423

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------
                                 FORM 10-KSB
(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                               (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                              (NO FEE REQUIRED)
                         COMMISSION FILE NO. 1-13490

                         --------------------------

                            MITCHAM INDUSTRIES, INC.
               (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                TEXAS                                       76-0210849
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)
      44000 HIGHWAY 75 SOUTH
             HUNTSVILLE, TEXAS                                 77340
   (Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number: 409-291-2277

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         --------------------------

                        COMMON STOCK, $.01 PAR VALUE
                              (TITLE OF CLASS)


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $.01 PAR VALUE
                              (TITLE OF CLASS)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.
                                             ----

         Issuer's revenues for its most recent fiscal year were $14,690,000.

         As of April 22, 1997, there were outstanding 7,358,260 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market System on April 22, 1997) was approximately $45,589,431.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                            MITCHAM INDUSTRIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS



                                     PART I

Item 1.          Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1

Item 2.          Description of Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9

Item 4.          Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . .             9


                                                         PART II

Item 5.          Market for the Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

Item 6.          Management's Discussion and Analysis or Plan
                 of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

Item 7.          Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

Item 8.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14


                                                         PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . .        14

Item 10.         Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 11.         Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . .        14

Item 12.         Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . .        14

Item 13.         Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         Mitcham Industries Inc. leases and sells seismic data acquisition equipment to companies engaged in the oil and gas industry. The Company believes it is the leading independent lessor of land-based three-dimensional ("3-D") seismic data acquisition equipment, including channel boxes and other peripheral equipment. Seismic data acquisition equipment is used in the identification and graphic definition of subsurface geologic structures and formation that potentially contain oil and gas. Channel boxes are remote data acquisition units that collect and transmit seismic data. The Company has exclusive lease referral and supply agreements with the two principal manufacturers of land-based 3-D seismic equipment, Input/Output, Inc. ("I/O") and Societe E'tudes Recherches et Construction Electroniques, S.A. ("SERCEL"). From January 1, 1994 through January 31, 1997, the Company's lease fleet of 3-D channel boxes increased from 85 to approximately 2,000 (or from 510 to approximately 12,000 channels).

         Demand for channel boxes has increased significantly in recent years primarily due to the increasing use of 3-D seismic surveys. Current 3-D seismic techniques use a greater number of channels and channel boxes than 2-D surveys, thereby providing higher resolution data for better representation of the earth's subsurface. Additionally, oil and gas companies are contracting for 3-D surveys over larger geographical areas and often specify an increase in the concentration of channel boxes as a means of increasing data resolution. Consequently, seismic survey companies frequently use more than twice the number of channels for surveys than they typically own. The Company believes that many companies providing land-based seismic surveys will meet this additional requirement by leasing channel boxes and supporting peripheral equipment on a short-term basis rather than making the substantial capital expenditures necessary to purchase such equipment.

         The Company leases its seismic equipment primarily to seismic data acquisition companies and major oil and gas exploration companies conducting land-based seismic data acquisition surveys. The leases generally have terms between three and nine months and are renewable thereafter on a month-to-month basis. Rates for 3-D channel boxes range from between 6% to 8% per month of the equipment's purchase price. For the fiscal year ended January 31, 1997, the Company maintained a utilization rate of its 3-D channel boxes in excess of 80%.

         The Company has entered into supply and exclusive referral agreements with each of I/O and SERCEL. The Company believes that most of the land-based 3-D seismic systems and equipment currently in use and being put into use are I/O and SERCEL systems. The agreement with I/O, originally entered into in February 1994, has been the source of a majority of the Company's lease pool equipment to date. Pursuant to this agreement, I/O must refer to the Company, on an exclusive basis, any requests it receives to lease its 3-D channel boxes and certain peripheral equipment in North and South America. A condition of the agreement with I/O is that the Company must purchase, at favorable rates, $13.3 million of equipment from I/O by May 31, 2000. Through January 31, 1997, the Company has met $4.9 million of this requirement.

         In September 1996, the Company entered into two agreements with SERCEL. One agreement provides that until December 31, 1999, the Company will be SERCEL's exclusive worldwide leasing agent and that SERCEL must refer to the Company all requests it receives to lease its 3-D data acquisition equipment and peripheral equipment. This agreement also provides that the Company must purchase, at favorable rates, up to $10.2 million of 3-D data acquisition equipment and other field equipment from SERCEL. Through January 31, 1997, the Company has met $5.4 million of this requirement. The second agreement provides that until September 19, 1999, subject to earlier termination after September 20, 1997, the Company will be SERCEL's exclusive sales agent in Canada.

         The Company's business strategy is to meet the expanding needs of users of 3-D seismic equipment through its leasing and support services. In order to accomplish this, the Company has identified the following major objectives:

         o Enlarge and diversify its lease pool of seismic equipment. To meet customer demand, the Company will continue to increase its lease pool of channel boxes and peripheral seismic equipment, such as seismic vibrators, vibrator control electronics and geophones. The Company believes that the availability of a larger and more complete pool of 3-D seismic equipment for lease will encourage seismic survey companies to increasingly lease, rather than purchase, such equipment. The Company is also evaluating the feasibility of a lease pool of marine seismic equipment.

         o Expand its international presence. The Company receives referrals from SERCEL on a worldwide basis and is its exclusive sales agent in Canada, where the Company has an office in Calgary, Alberta.
            The Company believes that its alliances with I/O and SERCEL will help the Company to further penetrate, on a cost- effective basis, international markets, where such manufacturers are well-recognized and have well-developed business relationships. The Company is also evaluating the feasibility of opening additional foreign offices.

         o Develop and enhance alliances with major seismic equipment manufacturers. The Company uses alliances with manufacturers such as I/O and SERCEL to acquire and build its lease pool of equipment and increase customer referrals. The Company continues to seek to expand the scope of these alliances, as well as develop similar arrangements with other equipment manufacturers.

SEISMIC TECHNOLOGY

         Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves, and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data ("CEU"), (ii) channel boxes, (iii) geophones, or seismic sensors and (iv) other peripheral, or accessory equipment. Other peripheral equipment includes earth vibrators that create the necessary acoustic wave being analyzed and geophysical cables that transmit digital seismic data from the channel boxes to the CEU.

         In seismic data acquisition, an acoustic wave is discharged at or below the earth's surface through the discharge of compressed air, the detonation of small explosive charges or the use of vibrators. As the acoustic wave travels through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is captured by the geophones, which are situated at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channel boxes, which convert the reflected energy wave from analog to digital data and transmit this data via cable to the CEU. The

CEU stores the seismic data on magnetic tape for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.

         In the past, the 2-D seismic survey was the standard data acquisition technique used to describe geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information, and 2-D seismic surveys typically require 120 recording channels. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys require much larger data acquisition systems with a minimum of 480 recording channels. Because of the greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than does 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drillsite or oil and gas reservoir.

         In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions whether or where to drill are critical to the overall process. Because 3-D seismic data increases drilling success rates and reduces costs, the Company believes that the major oil and gas exploration companies are increasingly requiring 3-D seismic surveys in their exploration activities. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit the data, the additional required channel boxes are in great demand.

         While most working 3-D systems currently use from 600 to 800 channels, management believes that the typical request for proposal from oil and gas exploration companies now specifies a minimum of 1,000 to 1,200 channels. The Company believes that many seismic service companies meet this requirement for additional equipment by leasing, rather than purchasing, the additional required channel boxes.

BUSINESS AND OPERATIONS

         SEISMIC EQUIPMENT LEASING. The Company typically purchases new and used seismic equipment for lease to its customers. After the termination of the initial lease, the Company enters into additional short-term leases with its customers engaged in seismic data acquisition. The Company's equipment leasing services generally include the lease of the various components of seismic data acquisition systems to meet a customer's job specifications. Such specifications may vary as to the number of channel boxes, geophones, geophysical cables and other peripheral equipment items.

         The Company is pursuing a strategy of growth in its seismic equipment leasing business, as potential for growth in new and used seismic equipment sales is not believed to be significant. The Company currently has in its lease fleet a total of approximately 2,000 3-D channel boxes, or a total of approximately 12,000 channels (each channel being capable of electronically converting seismic data from analog to digital and transmitting the digital data), and various peripheral equipment such as geophones, earth vibrators and geophysical cables. The Company's utilization rate on its 3-D channel boxes in fiscal 1997 was in excess of 80%.

         Since the Company's customers lease its seismic equipment to meet shortages of a varying number of channels for specific surveys, the Company does not lease all of the channel boxes and other peripheral equipment required for seismic surveys. Rather, the Company is in the business of satisfying shortages of such equipment on a short-term basis. The Company's equipment leases generally have terms of three to nine months and are typically renewable on a month-to-month basis. The Company offers maintenance of its leased seismic equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment as necessary. In addition, the Company provides telephone support to answer questions of its lease customers.

         The Company's monthly lease rates for its I/O 3-D channel boxes have ranged from 6% to 8% of the purchase cost. Lease payments are due and payable on the first day of each month of the lease term. The Company typically requires its lessees to provide a deposit in the amount of one month's lease payment as security for the cost of any repairs in excess of normal wear and tear that may be required after the termination of the lease term. The lessee must also obtain and keep in force a minimum of $1.0 million casualty and general liability insurance on the leased equipment during the term of the lease, and, before equipment is delivered, provide certification to the Company that the Company has been named an additional insured and loss payee on such policy. All taxes (other than U.S. federal income taxes) and assessments are the contractual obligation of the lessee. To the extent foreign taxes are not paid by the lessor, the relevant foreign taxing authority might seek to collect such taxes from the Company. To date, no such collection action has been taken against the Company.

         A majority of the Company's leasing revenues have historically come from North American operations. Within North America, about one-half of the Company's total fiscal 1997 leasing revenues are attributable to Canadian operations, with the remainder related to United States business. Management believes that the United States and Canada will continue to be the focal points of the Company's seismic equipment leasing operations for the foreseeable future.

         Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. For example, in Canada, a significant percentage of the seismic survey activity usually occurs in the winter season, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks and other equipment because of the muddy terrain. In the United States, most of the seismic survey work is not usually affected by weather. As a result of weather conditions, the Company attempts to manage its lease pool of equipment to meet seasonal demands. Equipment leased in Canada during the winter months may be moved to the United States in the warmer months.

         SEISMIC EQUIPMENT SALES. The Company's equipment sales business serves a diverse base of industry, governmental, university and research customers. The Company typically buys equipment for resale: (i) at disposal prices, speculatively; and (ii) in response to specific customer orders. On occasion, the Company will also hold equipment of third parties and sell such equipment on consignment.

         In large part, the Company's international operations (excluding Canada) have been restricted to the sale of used equipment. Over the past three years, its primary international markets have been Europe, Australia and China. In the near future, the Company believes that these markets will continue to comprise a majority of the Company's international sales.

I/O AGREEMENT

         Under the I/O Agreement, the Company is the exclusive third-party recipient of requests from I/O customers and other to lease channel boxes and certain peripheral equipment in North and South America through May 31, 2000 and may acquire 3-D channel boxes from I/O at favorable prices based upon the volume of channel boxes purchased. Subject to certain exceptions, I/O may not recommend or suggest any competitor of the Company as a potential lessor of I/O 3-D channel boxes in North and South America. As a manufacturer of complete data acquisition systems that are compatible only with I/O channel boxes, I/O typically receives inquiries to lease I/O 3-D channel boxes from customers desiring to expand the capacities of their systems on a short-term basis.

         A condition of the I/O Agreement is that the Company must purchase an aggregate of $13.25 million of I/O 3-D channel boxes on or before May 31, 2000 in the following stated installments: (i) by November 30, 1996, at least $3.0 million, (ii) from January 1, 1997 through May 31, 1997, at least $1.25 million and (iii) in each of the years from June 1, 1997 through May 31, 1998, June 1 through May 31, 1999, and June 1, 1999 through May 31, 2000, at least $3.0 million. As of January 31, 1997, the Company had purchased I/O equipment totalling $4.9 million under the I/O Agreement, thereby exceeding its purchase requirements through May 1997.

         Under the I/O Agreement, I/O must inform the Company by telephone, facsimile or letter of the identity of the third party prospective lessee and the terms, if any, that have been discussed regarding a proposed lease. The Company may then contact the prospective lessee and negotiate the terms of a proposed lease of channel boxes. If the Company (i) is unable to lease the 3-D channel boxes due to a shortage in its lease fleet, (ii) cannot agree with a prospective lessee on the terms of a proposed lease within 72 hours of the lessee's introduction to the Company or (iii) otherwise chooses not to lease to a prospective lessee, then I/O may lease channel boxes to the prospective lessee. I/O has indicated that the 72-hour time period referred to may be extended as long as the Company and a prospective lessee are engaged in good faith negotiations and neither of them has terminated such negotiations.

         Leases of channel boxes with purchase options are specifically excluded from the I/O Agreement. Therefore, I/O may continue to enter into leases with purchase options in North and South America during the term of the I/O Agreement. I/O may also continue to sell 3-D channel boxes during the term of the I/O Agreement.

         The Company primarily purchases new channel boxes from I/O, but from time to time purchases channel boxes from I/O's existing lease fleet. All of the channel boxes purchased from I/O which are new are covered by a warranty which covers, with certain exceptions, defects in workmanship for six months and defects in materials and parts from 12 months. The channel boxes, if acquired from I/O's existing lease fleet and therefore used previously, will be refurbished by I/O and carry a warranty which covers, with certain exceptions, defects in workmanship for three months.

         The I/O Agreement is subject to termination by I/O upon the occurrence of (i) the Company's failure to comply with the terms of the I/O Agreement
after having received written notice of its non-compliance,  (ii)   the
Company's discontinuance  as   a   going   concern,  (iii)  the   Company's
default in the payment of any obligations to I/O after having received notice that payment is due, (iv) the Company's insolvency or bankruptcy, (v) Billy F. Mitcham, Jr. no longer owning at least 250,000 shares of Common Stock of the Company, (vi) Billy F. Mitcham, Jr. no longer remaining as the President of the Company, (vii) any transfer of the I/O agreement by merger, consolidation, or liquidation, or (viii) the Company's assignment, or attempted assignment of its rights under the agreement.

SERCEL AGREEMENTS

   SERCEL Lease Agreement

         In September 1996, the Company entered into the Exclusive Equipment Lease Agreement with SERCEL (the "SERCEL Lease Agreement"), under which the Company acts as SERCEL's exclusive worldwide short-term leasing agent throughout the world and SERCEL must refer to the Company all requests it receives (other than requests from its affiliates) to lease its 3-D data acquisition equipment and other field equipment. Subject to the exceptions discussed below, SERCEL may not recommend or suggest any competitor of the Company as a potential lessor of such data acquisition equipment. In addition, the Company may not engage in financing leases and leases for a duration of more than one year.

         A condition of the SERCEL Lease Agreement is that the Company must purchase an aggregate of $10.2 million of SERCEL data acquisition and other field equipment on or before December 31, 1999 in six installments of $1.7 million as follows: (i) by June 30, 1997, and (ii) from July 1, 1997 to December 31, 1997 and each succeeding six-month period thereafter through December 31, 1999. However, SERCEL may not terminate the agreement if the Company fails to purchase the minimum requirement in a period ending before June 30, 1998, unless in the succeeding period the Company does not make aggregate purchases equal to any shortfall for the previous period, plus the minimum purchase requirement for the succeeding period. As of January 31, 1997, the Company had purchased SERCEL equipment totalling $5.4 million, thereby exceeding its purchase requirements through December 31, 1997.

         As with the I/O Agreement, SERCEL must inform the Company of the identity of the third party prospective lessee and the terms, if any, that have been discussed regarding a proposed lease. If the Company either (i) is unable to lease the SERCEL equipment due to a shortage in its lease fleet, (ii) cannot agree with a prospective lessee on the terms of a proposed lease within five business days of the lessee's introduction to the Company, or (iii) otherwise chooses not to lease to a prospective lessee, then SERCEL may lease its equipment to the prospective lessee.

         The agreement is subject to termination by SERCEL (i) at any time upon
(a) SERCEL's reasonable belief that the Company has violated or intends to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) the Company's refusal or inability to certify that it is in compliance with laws applicable to its activities, (c) the Company's insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern and (ii) upon 90 days prior written notice if the Company no longer employs Billy F. Mitcham, Jr. in a senior management capacity.

SERCEL Sales Agreement

         Through Mitcham Canada Ltd., the Company's wholly-owned subsidiary formed in September 1996, the Company entered into the Commercial Representation Agreement (the "SERCEL Sales Agreement") with Georex, Inc., a wholly-owned subsidiary of SERCEL, under which the Company is SERCEL's designated sales agent in Canada for its data acquisition and other field equipment through September 19, 1999, subject to earlier termination after September 20, 1997 on 90 days prior notice. If not sooner terminated, the agreement will automatically be extended for successive one-year periods after September 19, 1999. Under the agreement, the Company is entitled to receive a commission on all SERCEL equipment and spare parts sold by the Company in Canada.

         In connection with the SERCEL Sales Agreement and the SERCEL Lease Agreement, in November 1996, the Company established an office in Calgary, Alberta, Canada to sell, service and lease SERCEL equipment and to lease and service equipment of other manufacturers. The Company is prohibited from selling seismic equipment that competes with SERCEL equipment during the term of the agreement and for six months thereafter, except that the Company may sell individual components that compete with components of SERCEL equipment, such as I/O 3-D channel boxes and Pelton vibrator control electronics, as well as any seismic equipment previously used in its lease fleet.

         The SERCEL Sales Agreement is subject to termination by Georex upon
(i) Georex's reasonable belief that the Company has violated or intends to violate the Foreign Corrupt Practices Act of 1977, as amended, (ii) the Company's refusal or inability to certify that it is in compliance with laws applicable to its activities, or (iii) the Company's insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern.

PELTON AGREEMENT

         In May 1996, the Company entered into an exclusive lease referral agreement (the "Pelton Agreement") with Pelton Company, Inc. The Company believes Pelton is the leading manufacturer and supplier of vibrator control electronics. The terms of the Pelton Agreement regarding exclusive lease referrals and favorable prices are substantially similar to those of the I/O Agreement, except that (i) the Company has the exclusive referral rights with respect to Pelton's vibrator control electronics throughout the world, through December 31, 1997, subject to cancellation by either party thereafter upon three months prior written notice and (ii) there are no minimum purchase requirements.

         The Pelton Agreement is subject to termination upon the occurrence of
(i) the Company's failure to comply with the terms of the Pelton Agreement after having received written notice of its non-compliance, (ii) the Company's discontinuance as a going concern, (iii) the Company's default in the payment of any obligations to Pelton after having received notice that payment is due,
(iv) the Company's insolvency or bankruptcy, (v) the Company's transfer of the agreement by merger, consolidation, or liquidation, (vi) the Company's assignment, or attempted assignment, of the rights under the agreement (vii) Billy F. Mitcham no longer owning at least 250,000 shares of Common Stock of the Company, or (viii) any competitor of Pelton owning, directly or indirectly, more than 5% of the Company's outstanding capital stock on a fully-diluted basis.

CUSTOMERS; SALES AND MARKETING

         The Company's major lease customers are seismic data acquisition companies and major and independent oil and gas exploration companies. The Company typically has a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 1997, the Company had 17 lease customers with active leases of various lengths. Customers of the Company's used and new seismic equipment sales and service business (in addition to the aforementioned lease customers, some of whom purchase significant amounts of equipment) include foreign governments, universities, engineering firms and research organizations worldwide.

         The Company participates in both domestic and international trade shows and expositions to inform the oil and gas industry of its products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a biannual listing of equipment offerings is mailed to over 3,000 oil and gas industry participants. The Company believes this mailing generates significant seismic equipment lease and sales revenues. In addition, the Company placed advertisements of its affiliation with each of I/O, SERCEL and Pelton in several major geophysical trade journals. The Company also maintains a web site at http://www.mitchamindustries.com on which it lists its seismic equipment for sale and lease.

         The Company works with a network of representatives in several international markets, including the United Kingdom, Canada and the Commonwealth of Independent States. These agents generate equipment sales, and to a lesser extent, equipment leasing business for the Company and are compensated on a commission basis. The Company also expends resources in the areas of customer service, product support and the maintenance of customer relationships. In November 1996, the Company established an office in Calgary, Alberta, Canada from which it leases and sells seismic equipment.

COMPETITION

         Competition in seismic equipment leasing is fragmented. The Company is aware of numerous companies that own seismic equipment that lease such equipment; however, the Company believes those companies do not lease seismic equipment of several manufacturers or have as extensive a lease pool as does the Company. The Company also believes those companies do not have exclusive lease referral agreements with suppliers similar to the Company's. Competition exists to a lesser extent from seismic data acquisition firms that may lease equipment that is temporarily idle. Under the I/O Agreement, I/O and its subsidiary, Global Charter Corporation, retain the right to continue to (i) lease channel boxes in certain situations where the Company and a prospective lessee cannot or do not enter into a lease, as more fully described in the I/O Agreement; (ii) lease channel boxes with a purchase option in North and South America; and (iii) lease channel boxes outside of North and South America. Global owns and operates a lease fleet of rental seismic equipment, including 3-D channel boxes. Global leases seismic equipment subject to purchase options and arranges the financing for such leases. The Company does not believe those equipment leases compete with the Company's seismic equipment leases, as the Company does not typically engage in lease/purchase arrangements of I/O seismic equipment.

         The Company competes for seismic equipment leases on the basis of (i) price and delivery, (ii) availability of both peripheral seismic equipment and complete data acquisition systems which may be configured to meet a customer's particular needs, and (iii) length of lease term. The Company competes in the used equipment sales market with a broad base of seismic equipment owners, including the major oil and gas exploration companies which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than the Company. The Company believes there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.

SUPPLIERS

         The Company has several suppliers of the seismic equipment for its lease fleet. The Company currently acquires the majority of the 3-D channel boxes for its lease fleet from I/O and SERCEL and acquires the majority of its vibrator control electronics from Pelton. The Company believes that I/O and SERCEL manufacture most of the land-based seismic systems and equipment in use. Other suppliers of peripheral seismic equipment include OYO/Geospace (geophones, cables and seismic cameras), Mark Products (geophones and cables), Mertz, Inc. (seismic vibrators) and George E. Failing Co. (seismic vibrators). From time to time, the Company purchases new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

EMPLOYEES

         As of January 31, 1997, the Company employed 16 people, none of whom is covered by a collective bargaining agreement. Twelve employees are involved in sales, management and administration and four work in field operations. The Company considers its employee relations to be satisfactory.

RECENT DEVELOPMENTS

         During March 1997, the Company completed the successful public offering (the "Offering") of a total of 3,450,000 shares of its common stock, par value $0.01 (the "Common Stock"), of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the Offering (after deducting underwriting discounts and commissions and estimated expenses of the Offering) were approximately $18.2 million. Approximately (i) $10.0 million of the net proceeds will be used to purchase additional 3-D seismic data acquisition equipment, including the $2.35 million remaining purchase requirement under the I/O Agreement through May 31, 1998, (ii) $4.3 million will be used to pay outstanding debt to commercial lenders, (iii) $1.0 million used for expenses related to the opening of the Company's Calgary, Alberta, Canada office, and
(iv) $250,000 will be used to improve computer and inventory tracking systems. The remainder of the proceeds will be used for other general corporate purposes.

         Of the $4.3 million that was to be used to pay debt to commercial lenders, approximately $1.0 million was used to pay the Company's revolving line of credit (the "Working Capital Revolver") with Bank One, Texas, N.A. ("Bank One") and $3.3 million was used to pay its loan (the "Term Loan") with Banc One Leasing Corporation ("Banc One Leasing").

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company owns its corporate office and warehouse facilities in Huntsville, Texas. Its headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. The Company also leases approximately 10,000 square feet of office and warehouse space at its facility in Calgary, Alberta, Canada.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The Common Stock is traded on the Nasdaq National Market under the symbol "MIND." Prior to December 19, 1994, there was no public market for the Common Stock. Prior to April 26, 1996, the Common Stock was traded on the Nasdaq SmallCap Market.

         The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock as reported on the Nasdaq SmallCap Market and the high and low sales prices as reported on the Nasdaq National Market, as applicable, after April 26, 1996.

                                                                                     High             Low
                                                                                     ----             ---
         Fiscal Year Ended January 31, 1995:
            Fourth Quarter (commencing December 19, 1994)                             $3  1/4          $2 5/8

         Fiscal Year Ended January 31, 1996:
            First Quarter                                                             $3  1/8          $2 5/16
            Second Quarter                                                             4 15/32          2 5/16
            Third Quarter                                                              4  3/4           3 5/8
            Fourth Quarter                                                             5  5/8           3 3/4

         Fiscal Year Ended January 31, 1997:
            First Quarter                                                             $8               $5 1/8
            Second Quarter                                                             8                5 3/4
            Third Quarter                                                              6  1/2           5 3/8
            Fourth Quarter                                                             9  7/8           5 7/8

         Fiscal Year Ended January 31, 1998:
            First Quarter (through April 22, 1997)                                     9  1/4           6 5/8

         On April 22, 1997, the last reported sale price for the Common Stock on the Nasdaq National Market was $6 7/8. As of April 22, 1997, there were 51 shareholders of record of the Common Stock.

                                DIVIDEND POLICY

         The Company has not paid any cash dividends on the Common Stock since its inception, and the Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain earnings, if any, for use in developing and expanding the Company's business. In addition, the Company's loan agreements with Bank One and Banc One Leasing prohibit the payment of dividends without their prior consent. In the future, payment of dividends by the Company will also depend on the Company's financial condition, results of operations and such other factors as the Board of Directors may consider.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company leases and sells seismic data acquisition equipment to
companies engaged in the oil and gas industry.   The Company provides
short-term leasing of peripheral seismic equipment to meet a customer's requirements, as well as offering maintenance and support during the lease term. The Company leases its seismic equipment primarily to seismic data acquisition companies and major oil and gas exploration companies conducting land-based seismic surveys in North and South America. The Company also sells and services new and used seismic data acquisition systems and peripheral equipment to companies engaged in oil and gas exploration.

         All leases at January 31, 1997 were for a term of one year or less. Seismic equipment held for lease consists primarily of 3-D channel boxes, and is carried at cost, net of accumulated depreciation.

         The following table sets forth, for the periods indicated, the percentages that certain items in the Company's financial statements bear to total revenues, and the percentage changes in the dollar amounts of such items from the comparable prior period:

                                                     PERCENTAGE OF TOTAL REVENUES            PERCENTAGE CHANGE
                                                    -----------------------------            -----------------
                                                        FISCAL YEAR ENDED                       FISCAL YEAR
                                                              JANUARY 31,                          ENDED
                                                    -----------------------------               JANUARY 31,
                                                      1996                  1997                   1997
                                                    --------             --------            -----------------
REVENUES:
    Leases of seismic equipment                      70.7%                  56.8%                61.8%
    Sales of seismic equipment                       29.3%                  43.2%               197.2%
         Total revenues                             100.0%                 100.0%               101.5%
COSTS AND EXPENSES:
    Seismic equipment subleases                       3.4%                   1.4%               (19.1)%
    Sales of seismic equipment                       14.9%                  28.5%               286.8%
    General and administrative                       18.4%                  12.3%                34.5%
    Provision for doubtful accounts                   8.6%                   9.2%               114.7%
    Depreciation                                     18.3%                  21.2%               133.8%
         Total costs and expenses                    63.6%                  72.6%               130.0%

         For the years ended January 31, 1996 and 1997, revenues from foreign customers totaled $3.8 million and $6.8 million, respectively. All of the Company's transactions with foreign customers are denominated in United States dollars. Therefore, the Company is not subject to material gains or losses resulting from currency fluctuations and has not engaged in currency hedging activities.

SEASONALITY

         There is some seasonality to the Company's expected lease revenues from customers operating in Canada. Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. For example, in Canada, a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the muddy terrain. This increased leasing activity by the Company's customers has historically resulted in increased lease revenues in the Company's first and fourth quarters.

RESULTS OF OPERATIONS

   For the Years Ended January 31, 1997 and January 31, 1996

         Revenues of $14,690,000 for fiscal 1997 represented an increase of 101.5% over revenues of $7,292,000 for fiscal 1996. Leasing services generated revenues of $8,345,000 for fiscal 1997, an increase of $3,188,000, or 61.8%, as compared to $5,157,000 for fiscal 1996. This increase reflected additions of lease fleet equipment throughout fiscal 1997 to meet lease demand. In fiscal 1997, the Company maintained a utilization rate on its 3-D channel boxes in excess of 80%. Seismic equipment sales for fiscal 1997 were $6,345,000, an increase of $4,210,000, or 197.2%, as compared to $2,135,000 for fiscal 1996. The increase in sales was due primarily to the exercise of various lease purchase options throughout the year totaling $3,536,000.

         While the Company's leasing revenues increased by $3,188,000 during fiscal 1997 as compared to fiscal 1996, sublease costs decreased by $48,000 and depreciation, which related primarily to equipment available for lease, increased by $1,781,000 due to an increase in the lease fleet, resulting in an increase in net leasing revenues of $1,455,000.

         Gross margins on seismic equipment sales were 33.9% and 49.2% for fiscal 1997 and 1996, respectively. Margins on sales of used equipment vary based upon the size of the transaction, the availability of the product sold and the means by which the equipment was acquired. Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search.

         General and administrative expenses increased 34.5% or $464,000 in fiscal 1997 as compared to fiscal 1996 and were 12.3% and 18.4% of total revenues for fiscal 1997 and 1996, respectively. This decrease in general and administrative expenses as a percent of total expenses was the result of overhead expenses remaining relatively constant as revenues increased, offset in part by increases in legal and accounting expenses associated with being a public company.

         The Company's provision for doubtful accounts expense increased from $627,000 in fiscal 1996 to $1,346,000 in fiscal 1997. The increase was a result of additional provisions for the allowance account. Of the increase, approximately $500,000 was attributable to the bankruptcy filing of one of the Company's customers, Grant Geophysical, Inc. As of January 31, 1997, the Company's allowance for doubtful accounts receivable amounted to $1,500,000, which was an amount management believed was sufficient to cover any potential losses in trade accounts receivable as of that date.

         Net income for fiscal 1997 increased by $989,000, as compared to fiscal 1996. The increase resulted primarily from the increase in net leasing and sales revenues offset by increases in general and administrative expenses and the provision for bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for fiscal 1997, increased by $994,000, or 30.8%, as compared to fiscal 1996. At January 31, 1997, of the Company's customers with trade receivables more than 90 days past due, two customers had an aggregate of $1,181,000 more than 90 days past due. Grant Geophysical, Inc. ("Grant") filed for bankruptcy protection during December 1996. Revenues derived from Grant amount to 14.7% of total revenues for fiscal 1997. As of January 31, 1997, amounts due from Grant totalled $1,200,000. During December 1996, the Company increased its allowance for trade accounts receivable to $1,500,000, which amount was intended to provide for any potential loss associated with Grant and the Company's remaining trade accounts receivable.

         As of January 31, 1997, the outstanding principal balance of the Term Loan was approximately $3.3 million and there was $999,000 outstanding under the Working Capital Revolver. Approximately $1.0 million of the Term Loan was advanced to the Company at January 31,1996 and was used primarily to pay amounts due to I/O for 3-D channel boxes. In March 1996, an additional approximately $3.1 million of the Term Loan was advanced and an aggregate of approximately $1.5 million was used to pay all amounts outstanding under a previous term loan and revolving credit line and to pay amounts due to I/O for 3-D channel boxes. $1,000,000 of the working Capital Revolver was advanced in January 1997. Following the consummation of the Offering, approximately $4.3 million of the net proceeds of the Offering was used to pay the $1.0 million and $3.3 million outstanding balances of the Working Capital Revolver and the Term Loan, respectively.

         In January 1997, the Company established a second revolving line of credit with Bank One of up to $4.0 million (the "Equipment Revolver") to be used solely for short-term financing of up to 75% of the seismic equipment purchased by the Company for approved lease/purchase contracts, and a second term loan of $1.0 million (the "Second Term Loan") to be used solely for long-term financing of up to 80% of the purchase price of other seismic equipment. Interest on the Equipment Revolver and the Second Term Loan accrues at a floating rate of interest equal to the Base Rate plus 0.5%. Interest on amounts advanced under the Equipment Revolver is payable monthly, and the principal amount is due six months after the date of the initial advance; provided, however, that if the lessee under a lease/purchase contract does not purchase the seismic equipment subject to the lease, and there has been no default (as defined) under the lease, then the Company may extend the maturity date for an additional 18 months (the "Extended Term"). In such event, the principal amount of and interest on the amount advanced under the Equipment Revolver would be payable in ratable monthly installments over the Extended Term. Interest on and the principal amount of the Second Term Loan are payable in ratable monthly installments over a two-year period through and including December 1998.

         As of January 31, 1997, capital expenditures for the 1997 fiscal year totalled approximately $15.0 million and the Company has budgeted capital expenditures of approximately $16.0 million for the 1998 fiscal year, including approximately $12.0 million of 3-D seismic data acquisition equipment to be purchased with the net proceeds of the Offering. The Company believes that the net proceeds of the Offering, cash provided by operations and funds available from its commercial lenders, will be sufficient to fund its operations and budgeted capital expenditures for the 1998 fiscal year.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item appears at pages F-1 through F-18 hereof and incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information regarding directors and executive officers of the Company will be set forth in the proxy statement for the 1997 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference. Information regarding compliance by the officers, directors and control persons of the Company with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the heading "Executive Compensation," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the heading "Principal Holders of Securities and Security Ownership of Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the heading "Certain Transactions," and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number
--------------
       3.1     --       Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)
       3.2     --       Amended and Restated Bylaws of Mitcham Industries, Inc. (1) (Exhibit 3.2)
       4.1     --       Copy of Specimen stock certificate evidencing Common Stock of Mitcham Industries, Inc. (2)
                        (Exhibit 4.1)
       9       --       Voting Agreement, dated September 20, 1993, between the Company, Billy F. Mitcham, Jr. and certain shareholders (1) (Exhibit 9)
       10.1    --       Exclusive Lease Referral Agreement, dated February 22, 1994, between Mitcham Industries, Inc.
                        and Input/Output, Inc., as amended. (3) (Exhibit 10.1)
       10.2    --       Fifth Amendment to Exclusive Lease Referral Agreement with Input/Output, dated January 9, 1997 (7)
                        (Exhibit 10.2)
       10.3    --       Registration Rights Agreement, dated September 20, 1993, between the Company and certain shareholders (1) (Exhibit 10.14)
       10.4    --       Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (7)
                        (Exhibit 10.4)
       10.5    --       Consulting Agreement, dated April 1, 1994, between the Company and Billy F. Mitcham, Sr. (1)
                        (Exhibit 10.16)
       10.6    --       First Amendment to Consulting Agreement, dated January 15, 1997, between the Company and Billy
                        F. Mitcham, Jr. (7) (Exhibit 10.6)
       10.7    --       Promissory Note, dated September 22, 1995, in the original principal amount of $276,250, made payable by the Company to the order of First National Bank of Huntsville (4) (Exhibit 10.26)
       10.8    --       Deed of Trust, dated September 22, 1995, securing the $276,250 loan (4) (Exhibit 10.27)
       10.9    --       Promissory Note, dated January 31, 1996, in the original principal amount of $1,000,000 made payable by the Company to the order of Bank One, Texas, National Association ("Bank One") (5)
                        (Exhibit 10.8)
       10.10   --       Promissory Note, dated January 31, 1996, in the original principal amount of $4,206,000, made payable by the Company to the order of Bank One Leasing Corporation ("Banc One Leasing") (5)
                        (Exhibit 10.9)
       10.11   --       Letter Loan Agreement, dated January 31, 1996, as amended, between the Company, Bank One and
                        Banc One Leasing Corporation (5) (Exhibit 10.10)
       10.12   --       Assignment of Leases, dated January 31, 1996, between the Company, Bank One and Banc One
                        Leasing (5) (Exhibit 10.11)
       10.13   --       Security Agreement, dated January 31, 1996, between the Company, Bank One, and Banc One Leasing
                        (5) (Exhibit 10.12)
       10.14   --       Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company,
                        Inc. (6) (Exhibit 10.1)
       10.15   --       Exclusive Equipment Lease Agreement, effective September 20, 1996, between the Company and
                        SERCEL, S.A. (6) (Exhibit 10.2)
       10.16   --       Commercial Representation Agreement, effective September 20, 1996, between Mitcham Canada LTD., an Alberta corporation, and Georex, Inc. (6) (Exhibit 10.3)
       10.17   --       First Amendment of Exclusive Lease Referral Agreement, dated January 1997,

                        between the Company and Pelton.(7) (Exhibit 10.17)
       10.18   --       1994 Stock Option Plan of Mitcham Industries, Inc. (2) (Exhibit 10.9)
       10.19   --       Form of Incentive Stock Option Agreement (2) (Exhibit 10.10)
       10.20   --       Form of Nonqualified Stock Option Agreement (2) (Exhibit 10.11)
       10.21   --       1994 Non-Employee Director Stock Option Plan of Mitcham Industries, Inc. (2) (Exhibit 10.12)
       10.22   --       Form of Nonqualified Stock Option Agreement (2) (Exhibit 10.13)
       10.23   --       Form of Mitcham Industries, Inc. customer lease agreement (1) (Exhibit 10.20)
       10.24   --       Letter Loan Agreement, dated January 16, 1997, between the Company and Bank One (8) (Exhibit
                        10.24)
       10.25   --       Assignment of Leases, dated January 16, 1997, between the Company and Bank One (8) (Exhibit
                        10.25)
       10.26   --       Security Agreement, dated January 16, 1997, between the Company and Bank One (8) (Exhibit
                        10.26)
       10.27   --       Promissory Note, dated January 16, 1997, made payable by the Company to the order of Bank One in the original principal amount of $1,000,000 (8) (Exhibit 10.27)
       10.28   --       First Amendment to Letter Loan Agreement, dated January 16, 1997, among the Company, Bank One and Bank One Leasing (8) (Exhibit 10.28)
       21 --            Subsidiaries of the Company (6) (Exhibit 11)
       23 --            Consent of Hein + Associates LLP
       27 --            Financial Data Schedule

(1)    Incorporated by reference to the indicated exhibit number of the
       Company's Registration      Statement on Form SB-2 (File No.
       33-81164-D), filed with the SEC on July 5, 1994.
(2) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 2 to the Registration Statement on Form SB-2, filed with the SEC on November 9, 1994.
(3) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 3 to the Registration Statement on Form SB-2, filed with the SEC on December 12, 1994.
(4) Incorporated by reference to the indicated exhibit number of the Company's Post-Effective Amendment No. 2 to its Registration Statement on Form SB-2, filed with the SEC on October 30, 1995.
(5) Incorporated by reference to the indicated exhibit number of the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form SB-2, filed with the SEC on April 17, 1996.
(6) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.
(7) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.
(8) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.

(b) REPORTS ON FORM 8-K

   NONE

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-KSB TO BE SIGNED ON ITS BEHALF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HUNTSVILLE, STATE OF TEXAS, ON THE 26TH DAY OF APRIL, 1997.

                             MITCHAM INDUSTRIES, INC.


                             By:            /s/ BILLY F. MITCHAM, JR.
                                 -----------------------------------------------
                                        Billy F. Mitcham, Jr., Chairman of the
                                 Board, President and Chief Executive Officer
                                          (principal executive officer)

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT ON FORM 10-KSB HAS BEEN SIGNED BELOW BY THE PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

                 Signature                                  Title/Capacity                    Date
                 ---------                                  --------------                    ----
       /s/ BILLY F. MITCHAM, JR.                            Chairman of the Board,            April 25, 1997
-----------------------------------------------             President and Chief
           Billy F. Mitcham, Jr.                            Executive Officer



           /s/ PAUL C. MITCHAM                              Vice President -                  April 25, 1997
-----------------------------------------------             Operations and Director
               Paul C. Mitcham



              /s/ ROBERTO RIOS                              Vice President -                  April 25, 1997
-----------------------------------------------             Finance, Secretary,
                  Roberto Rios                              Treasurer and Director
(principal financial and accounting officer)



          /s/ WILLIAM J. SHEPPARD                           Vice President -                  April 25, 1997
-----------------------------------------------             International Operations
              William J. Sheppard                           and Director


                            MITCHAM INDUSTRIES, INC.

                              FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT

                                JANUARY 31, 1997

                            MITCHAM INDUSTRIES, INC.


                                     INDEX


                                                                                 Page
                                                                                 ----
INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

FINANCIAL STATEMENTS:
    Balance Sheet - January 31, 1997  . . . . . . . . . . . . . . . . . . . . .  F-3
    Statements of Income - Years Ended January 31, 1996 and 1997  . . . . . . .  F-4
    Statements of Changes in Stockholders' Equity - Years ended
         January 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . .  F-5
    Statements of Cash Flows - Years Ended January 31, 1996 and 1997  . . . . .  F-6
    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying balance sheet of Mitcham Industries, Inc. as of January 31, 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years ended January 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. as of January 31, 1997, and the results of its operations and its cash flows for the years ended January 31, 1996 and 1997, in conformity with generally accepted accounting principles.





Certified Public Accountants

Houston, Texas
March 12, 1997

                                 BALANCE SHEET
                                JANUARY 31, 1997


                                    ASSETS


CURRENT ASSETS:

    Cash                                                                          $   301,000
    Accounts receivable, net of allowance for doubtful accounts of $1,500,000       3,598,000
    Installment notes receivable, trade                                             1,141,000
    Inventory                                                                         473,000
    Prepaid expenses and other current assets                                         100,000
                                                                                  -----------
             Total current assets                                                   5,613,000
Seismic equipment lease pool, net of accumulated depreciation                      17,963,000
Property and equipment, net of accumulated depreciation                               619,000
Other assets                                                                           98,000
                                                                                  -----------
             Total assets                                                         $24,293,000
                                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                                                         $   999,000
    Current installments of long-term debt                                            938,000
    Accounts payable                                                                1,941,000
    Income taxes payable                                                              267,000
    Deferred income taxes payable                                                     902,000
    Accrued liabilities and other current liabilities                                 685,000
                                                                                  -----------
             Total current liabilities                                              5,732,000
LONG-TERM DEBT, NET OF CURRENT INSTALLMENTS                                         2,674,000
DEFERRED INCOME TAXES                                                                 645,000
                                                                                  -----------
             Total liabilities                                                      9,051,000
COMMITMENTS AND CONTINGENCIES (notes 5, 9 and 11)
STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
         issued and outstanding                                                             -
    Common stock, $.01 par value; 20,000,000
         shares authorized; 4,474,880 shares issued and outstanding                    45,000
    Additional paid-in capital                                                      8,819,000
    Retained earnings                                                               6,378,000
                                                                                  -----------
             Total stockholders' equity                                            15,242,000
                                                                                  -----------
             Total liabilities and stockholders' equity                           $24,293,000
                                                                                  ===========





  The accompanying notes are an integral part of these financial statements.

                           MITCHAM INDUSTRIES, INC.

                             STATEMENTS OF INCOME


                                                   Years Ended January 31,
                                            -----------------------------------
                                                 1996                  1997
                                            -------------          ------------
REVENUES:
  Leases of seismic equipment               $   5,157,000          $  8,345,000
  Sales of seismic equipment                    2,135,000             6,345,000
                                            -------------          ------------

        Total revenues                          7,292,000            14,690,000
                                            -------------          ------------

COSTS AND EXPENSES:
  Seismic equipment subleases                     251,000               203,000
  Sales of seismic equipment                    1,085,000             4,197,000
  General and administrative                    1,344,000             1,808,000
  Provision for doubtful accounts                 627,000             1,346,000
  Depreciation                                  1,331,000             3,112,000
                                            -------------          ------------

        Total costs and expenses                4,638,000            10,666,000
                                            -------------          ------------

OTHER INCOME (EXPENSE):
  Interest, net                                   (21,000)             (240,000)
  Other, net                                       38,000               367,000
                                            -------------          ------------

        Total other income                         17,000               127,000
                                            -------------          ------------

INCOME BEFORE INCOME TAXES                      2,671,000             4,151,000

INCOME TAXES                                      958,000             1,449,000
                                            -------------          ------------

NET INCOME                                  $   1,713,000          $  2,702,000
                                            =============          ============


EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary                                   $        0.52          $       0.60
  Assuming full dilution                    $        0.50          $       0.59
                                            =============          ============

SHARES USED IN COMPUTING EARNINGS PER
  COMMON AND COMMON EQUIVALENT SHARE:
  Primary                                       3,306,000             4,522,000
  Assuming full dilution                        3,403,000             4,581,000
                                            =============          ============





   The accompanying notes are an integral part of these financial statements.

                           MITCHAM INDUSTRIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                              Common Stock             Additional
                                       -------------------------        Paid-in         Retained
                                        Shares           Amount         Capital         Earnings           Total
                                       ---------       ---------      -----------     -----------       -----------
BALANCES, FEBRUARY 1, 1995             3,170,000       $  32,000      $ 4,181,000     $ 1,963,000       $ 6,176,000

  Compensation on stock options
     issued to employees                       -               -           37,000               -            37,000

  Issuance of common stock upon
     exercise of warrants                 51,000               -          122,000               -           122,000

  Net income                                   -               -                -       1,713,000         1,713,000
                                       ---------       ---------      -----------     -----------       -----------

BALANCES, JANUARY 31,1996              3,221,000          32,000        4,340,000       3,676,000         8,048,000


  Issuance of common stock upon
     exercise of warrants              1,254,000          13,000        4,479,000               -         4,492,000


  Net income                                   -               -                -       2,702,000         2,702,000
                                       ---------       ---------      -----------     -----------       -----------

BALANCES, JANUARY 31, 1997             4,475,000       $  45,000      $ 8,819,000     $ 6,378,000       $15,242,000
                                       =========       =========      ===========     ===========       ===========





      The accompanying notes are an integral part of these financial statements.

                           MITCHAM INDUSTRIES, INC.

                           STATEMENTS OF CASH FLOWS


                                                        Years Ended January 31,
                                                     ---------------------------
                                                         1996           1997
                                                     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 1,713,000    $  2,702,000
  Adjustments to reconcile net income to net
     cash flows provided by operating activities:
     Receivables, net                                   (485,000)     (2,269,000)
     Accounts payable and other current liabilities      554,000         193,000
     Depreciation                                      1,331,000       3,112,000
     Deferred income taxes                               284,000         608,000
     Other, net                                         (171,000)       (126,000)
                                                     -----------    ------------
     Net cash provided by operating activities         3,226,000       4,220,000
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of seismic equipment held for lease       (5,321,000)    (14,011,000)
  Purchases of property and equipment                   (444,000)       (231,000)
  Proceeds from sale of lease pool equipment             796,000       2,603,000
  Proceeds from sale of equipment                         50,000               -
                                                     -----------    ------------
  Net cash used in investing activities               (4,919,000)    (11,639,000)
                                                     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                    400,000       1,000,000
  Payments on short-term borrowings                     (256,000)       (401,000)
  Proceeds from long-term debt                         1,372,000       3,126,000
  Payments on long-term debt and capitalized lease
     obligations                                        (182,000)     (1,134,000)
  Proceeds from issuance of common stock, net of
     offering expenses                                   122,000       4,492,000
                                                     -----------    ------------
  Net cash provided by financing activities            1,456,000       7,083,000
                                                     -----------    ------------

NET DECREASE IN CASH                                    (237,000)       (336,000)

CASH AND CASH EQUIVALENTS, beginning of year             874,000         637,000
                                                     -----------    ------------

CASH AND CASH EQUIVALENTS, end of year               $   637,000    $    301,000
                                                     ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
      Interest                                       $    78,000    $    385,000
      Taxes                                          $   384,000    $    865,000
                                                     ===========    ============

  Equipment purchases in accounts payable            $   226,000    $  1,468,000
                                                     ===========    ============





   The accompanying notes are an integral part of these financial statements.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Organization - Mitcham Industries, Inc. (the Company), is a Texas corporation formed on January 29, 1987. The Company provides full-service equipment leasing to the seismic industry, primarily in North and South America. The Company also sells and services new and used seismic data acquisition equipment on a worldwide basis.

       Description of leasing arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 1997 are for one year or less. Lease revenue is recognized ratably over the term of the lease.

       Equipment sold on the installment basis - The Company periodically sells seismic equipment on an installment basis. The terms of the sale agreements generally require twelve payments, with two payments due upon delivery of the equipment and the remaining payments due over the succeeding ten months. To the extent a down payment equal to at least 16.5% of the sales price is not received, the gross profit from the sale is deferred until sufficient payments have been received to warrant full revenue recognition.

       Lease purchase transactions - The Company periodically leases equipment with an option to purchase. The percent of the lease payment that is credited towards the purchase is deferred until the customer exercises the option to purchase the equipment; at which time the transaction is recorded as a sale.

       Inventories - Inventories consist primarily of used seismic equipment purchased in bulk liquidation sales for purposes of resale. Inventories are valued at the lower of cost or market using the average cost method.

       Seismic equipment held for lease - Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which range from three to seven years.

       Property and equipment - Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements over 10 years.

       Income taxes - The Company accounts for its taxes under the liability method, whereby the Company recognizes on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Historically the Company has paid income taxes on the cash basis of accounting. Beginning in fiscal 1998, the Company will no longer be eligible to report on the cash basis of accounting for federal income tax reporting purposes.

       Cash equivalents - For purposes of presenting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

       Earnings per share - Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed on the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

       Use of estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

       Industry Concentration - The Company's lease revenues are derived from seismic equipment leased to seismic companies providing 3-D seismic acquisition services. The seismic industry has rapidly expanded its 3-D seismic acquisition capabilities over the past few years as this technology has gained broader market acceptance from the oil and gas exploration companies. With this expansion, many of the seismic acquisition companies in North America, while experiencing rapid growth in 3-D seismic acquisition revenues, have not experienced corresponding increases in profitability and have become increasingly leveraged. Should the financial performance of the companies in this industry not improve, the Company could be exposed to additional credit risk and subjected to declining demand for its leased products.

       New Accounting Pronouncements - The Financial Accounting Standards Board issued SFAS No. 121 entitled "Impairment of Long-Lived Assets". SFAS No. 121, which became effective beginning February 1, 1996, provides that in the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a writedown to market value or discounted cash flow is required. SFAS No. 121 did not have a material impact on the operating results or financial condition of the Company upon implementation.

       The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies which choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement during fiscal 1997; see note 12 for further discussion.

       The FASB also issued Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share", during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The Company does not believe the new statement will have a material impact upon previously presented earnings per share information.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


2.  PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:

                                                          January 31,
                                                             1997
                                                          ------------
         Land                                             $     25,000
         Building and improvements                             360,000
         Furniture and fixtures                                288,000
         Autos and trucks                                      122,000
                                                          ------------
                                                               795,000
         Less accumulated depreciation                        (176,000)
                                                          ------------
                                                          $    619,000
                                                          ============

3.  NOTES PAYABLE TO BANK:

       On January 31, 1996, the Company executed a line of credit with a bank. The Company may borrow up to $1,000,000 under this line of credit which bears interest at prime plus .5% (9% at January 31, 1997). $999,000 was outstanding under this line at January 31, 1997. Advances under the line of credit are collateralized by accounts receivable and inventory. Borrowings under the line are limited to 80% of eligible accounts receivable and 50% of eligible inventory, as defined.

4.  LONG-TERM DEBT:

      Long-term debt consists of the following:

                                                                     January 31,
                                                                         1997
                                                                     -----------
  Note payable to bank, due in monthly installments of
  $2,803, including interest at 9%, due September 1998,
  collateralized by land and a building.                              $  264,000

  Note payable to bank under a $4,206,000 term loan
  facility, due in monthly installments of $26,270,  including interest  at 9.5%, through March 2000, collateralized primarily
  by lease pool equipment and an assignment of leases.                 3,348,000
                                                                      ----------
                                                                       3,612,000
  Less current maturities                                               (938,000)
                                                                      ----------

                                                                      $2,674,000
                                                                      ==========

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



4.  LONG TERM DEBT: (continued)

         Scheduled maturities of long-term debt at January 31, 1997 are as follows:

           Years Ending January 31,
           ------------------------
                      1998                         $      938,000
                      1999                              1,374,000
                      2000                              1,196,000
                      2001                                104,000
                                                   --------------
                                                   $    3,612,000
                                                   ==============


The term loan facility includes various financial covenants, the most significant of which require the Company to maintain its tangible net worth at 90% of tangible net worth at October 31, 1995, and to increase quarterly by 50% of net income for that quarter, maintain a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.0, and to maintain a ratio of cash flow from operations, as defined, to current maturities of long-term debt of not less than 1.25 to 1.0.

In January 1997, the Company established a second revolving line of credit of up to $4.0 million (the "Equipment Revolver") to be used solely for short-term financing of up to 75% of the seismic equipment purchased by the Company for approved lease/purchase contracts, and a second term loan of $1.0 million (the "Second Term Loan") to be used solely for long-term financing of up to 80% of the purchase price of other seismic equipment. Interest on the Equipment Revolver and the Second Term Loan accrues at a floating rate of interest equal to the bank's rate of interest ("Base Rate") plus 0.5%. Interest on amounts advanced under the Equipment Revolver is payable monthly, and the principal amount is due six months after the date of the initial advance; provided, however, that if the lessee under a lease/purchase contract does not purchase the seismic equipment subject to the lease, and there has been no default (as defined) under the lease, then the Company may extend the maturity date for an additional 18 months (the "Extended Term"). In such event, the principal amount of and interest on the amount advanced under the Equipment Revolver would be payable in ratable monthly installments over the Extended Term. Interest on the principal amount of the Second Term Loan is payable in ratable monthly installments over a two-year period through and including December 1998. No advances had been made on either of these two credit facilities at January 31, 1997.

5.  LEASES:

The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent the foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



5.  LEASES: (continued)

paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability, subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 1997.

The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $251,000 and $203,000 for the years ended January 31, 1996 and 1997, respectively.


         A summary of the equipment held for lease to others is as follows:

                                                                       January 31,
                                                                          1997
                                                                       -----------
         Remote signal conditioners (channel boxes)
               and other equipment                                     $21,745,000
         Less: accumulated depreciation                                 (3,782,000)
                                                                       -----------
                                                                       $17,963,000
                                                                       ===========

6.  INCOME TAXES:

         The components of income tax expense are as follows:

                                                           January 31,
                                                --------------------------------
                                                    1996                1997
                                                -----------        -------------
              Current:
                Federal                         $   698,000         $    775,000
                State                               (24,000)              22,000
                                                -----------         ------------
                                                    674,000              797,000
              Deferred                              284,000              652,000
                                                -----------         ------------

                                                $   958,000         $  1,449,000
                                                ===========         ============

         The components of the Company's deferred tax liability are as follows:


                                                                       January 31,
                                                                          1997
                                                                      -------------
Deferred tax asset - allowance for doubtful accounts                  $     536,000
           Deferred tax liabilities:
           Conversion from accrual to cash method of
             accounting                                                  (1,660,000)
           Depreciation                                                    (423,000)
                                                                      -------------
           Deferred tax liability, net                                $  (1,547,000)



                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


6.  INCOME TAXES: (continued)

The following is a reconciliation of expected to actual income tax expense:

                                                      Years Ended January 31,
                                                 ----------------------------------
                                                      1996                  1997
                                                 -------------         ------------
Federal income tax expense at 34%                $     913,000         $  1,411,000
State income taxes and nondeductible expenses           45,000               38,000
                                                 -------------         ------------
                                                 $     958,000         $  1,449,000
                                                 =============         ============

7.  RELATED PARTY TRANSACTIONS:

    The Company had transactions with companies controlled by a stockholder of the Company, or in which a stockholder of the Company has a substantial ownership interest. The following is a summary of transactions with these companies:

                                                      Years Ended January 31,
                                                -----------------------------------
                                                     1996                1997
                                                -------------         -------------
Office and warehouse rent                       $      32,000         $          -
Equipment lease expense and purchases                  28,000                    -
Purchase of office and warehouse                $     325,000         $          -


8.  EXPORT SALES AND MAJOR CUSTOMERS:

    A summary of the Company's revenues from foreign customers by geographic region is as follows:

                                             Years Ended January 31,
                                       ----------------------------------
                                            1996                  1997
                                       -------------         ------------
Canada                                 $   1,022,000         $  3,287,000
UK/Europe                                    699,000            1,657,000
South America                                949,000            1,271,000
Asia                                         943,000              393,000
Other                                        213,000              178,000
                                       -------------         ------------
   Totals                              $   3,826,000         $  6,786,000
                                       =============         ============


One customer represented 18% of the Company's total revenues for fiscal 1996 and three customers represented 15%, 14% and 12%, respectively, of total fiscal 1997 revenues. No other customer exceeded 10% of revenues for fiscal 1996 and 1997.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS




9.  CONCENTRATIONS OF CREDIT RISK:

As of January 31, 1997 amounts due from customers which exceeded 10 percent of accounts receivable, amounted to an aggregate of $1,748,000. The amounts per customer were $1,200,000 and $548,000, respectively.

One of the Company's significant customers filed for bankruptcy protection during December 1996. Revenues derived from this customer amount to 15% of total revenues for the fiscal year ended January 31, 1997. As of that date, amounts due from this customer totaled approximately $1.2 million. As of January 31, 1997, the Company's allowance for trade accounts receivable was $1.5 million, which amount was intended to fully reserve all amounts due from this customer and provide for any potential loss associated with the Company's remaining trade accounts receivable.

The Company maintains deposits with banks which at times may exceed the Federal Deposit Insurance Corporation (FDIC) insured limit and has a money market account included in its cash balances which is not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.

10.  STOCKHOLDERS' EQUITY:

The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 1997. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 4,474,880 are issued and outstanding as of January 31, 1997. Warrants to acquire 892,750 shares of the Company's common stock at $3.50 per share issued in connection with the Company's 1995 initial public offering were exercised during fiscal 1997. During March 1997, the Company consummated a second public offering of its common stock, as more fully discussed in Note 13. In connection with this offering, the Company sold to the underwriters 2,875,000 shares of its common stock.

The Company issued warrants to various stockholders during fiscal 1995 to acquire 49,500 shares of the Company's common stock at $5.00 per share. The number of shares and exercise price of the warrants were adjusted to 63,953 and $3.87, respectively, during fiscal 1996 as a result of the anti-dilution provisions of the warrants. Warrants to acquire 60,723 shares are unexercised at January 31, 1997.

In connection with bridge financing during 1994, the Company issued warrants to the bridge note holders to purchase 200,000 shares of its common stock for $3.75 per share. The exercise price of the warrants was later decreased to $3.50 per share in connection with the Company's sale and leaseback of channel boxes and subsequent exercise of an option to purchase such channel boxes. All such warrants had been exercised as of January 31, 1997.

In July 1995, the Company issued warrants to acquire 35,000 shares of its common stock to a public relations firm engaged by the Company. The warrants are exercisable at $3.50 per share for a period of five years from their issuance and are unexercised at January 31, 1997.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



10.  STOCKHOLDERS' EQUITY: (continued)

Warrants to acquire 85,000 units (consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.20 per share) at $7.97 per unit were issued to underwriters in connection with the Company's initial public offering. The securities underlying these warrants, as well as the common stock underlying currently outstanding options and warrants, are subject to certain demand and piggy-back registration rights. As of January 31, 1997, 68,000 of these warrants have been exercised.

In connection with the Company's offering of its common stock in March 1997 discussed above, the Company issued warrants to acquire 200,000 shares of the Company's common stock to the representatives of the underwriters of the offering. The warrants have an exercise price of $8.40 per share, may not be exercised for a period of one year following the offering, and expire two years after the offering.

In connection with some special projects in 1996, the Company issued warrants to the Company's legal counsel. In August 1996, the Company issued warrants to purchase 50,000 shares of its common stock for $6.43 per share, exercisable for a period of four years from their issuance. In December 1996, the Company issued warrants to purchase 50,000 shares of its common stock at $9.28 per share, exercisable beginning December 14, 1997 for a period of four years from their issuance. These warrants are unexercised at January 31, 1997.

11.  COMMITMENTS:

Equipment purchases - On February 22, 1994, the Company executed an agreement with Input/Output, Inc. (I/O) under which I/O will notify the Company of any inquiries it receives to lease I/O's remote signal conditioners in North and South America and will allow the Company the opportunity to provide such leasing. In the event the Company and a prospective customer are unable to reach agreement on such leases in a 72-hour period, I/O shall have the right to offer the equipment for lease to the prospective customer. The Company purchased $10,000,000 of I/O remote signal conditioners by December 31, 1996 in compliance with the terms of the agreement.

Effective June 1, 1996, the Company entered into an agreement with I/O to amend the terms of and extend the Exclusive Lease Referral Agreement through May 31, 2000. Under the I/O Agreement as amended, the Company must purchase an aggregate of $13.25 million of I/O equipment as follows: $3.0 million of I/O equipment between June 1 and November 30, 1996 (the "Renewal Purchase"), with a minimum of $1.5 million to be purchased by August 31, 1996. Thereafter, from January 1, 1997 through May 31, 1997, the Company must purchase at least an aggregate of $1.25 million of I/O equipment. In each of the years form June 1, 1997 through May 31, 1999, June 1 through May 31, 1999 and June 1, 1999 through May 31, 2000, the Company must purchase at least an aggregate of $3.0 million of I/O equipment (or an aggregate additional $10.25 million after the $3.0 million Renewal Purchase is made). As of January 31, 1997, the Company believes it has fulfilled the terms of the agreement, including the minimum purchase commitments.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



11.  COMMITMENTS: (continued)

In September 1996, the Company entered into two agreements with SERCEL, S.A. ("SERCEL") a designer and manufacturer of land/shallow water seismic data acquisition systems and related equipment. One agreement, the Exclusive Equipment Lease Agreement provides that until December 31, 1999, the Company will be SERCEL's short-term leasing agency throughout the world and that SERCEL will refer to the Company all requests it receives from its customers to lease its 3-D data acquisition equipment and other field equipment; and the Company will acquire up to $10.2 million of SERCEL's 3-D existing data acquisition equipment lease pool, consisting primarily 3-D channel boxes. A condition of the SERCEL Lease Agreement is that the Company must purchase an aggregate of $10.2 million of SERCEL data acquisition and other field equipment on or before December 31, 1999 in six installments of $1.7 million as follows; (i) by June 30, 1997 , and (ii) from July 1, 1997 to December 31, 1997 and each succeeding
six-month period thereafter through December 31, 1999.   The second agreement,
the Commercial Representation Agreement, provides that until September 19, 1999, the Company will be SERCEL's exclusive sales agent in Canada. In connection with entering into this agreement, the Company established an office in Calgary, Alberta, Canada in November 1996. As of January 31, 1997, the Company believes it has fulfilled the terms of the agreement, including the minimum purchase commitments.

Employment Agreement - Effective January 15, 1997, the Company entered into an employment agreement with the Company's President for a term of five years, beginning January 15, 1997, which term is automatically extended for successive one- year periods unless either party gives written notice of termination at least 30 days prior to the end of the current term. The agreement provides for an annual salary of $150,000, subject to increase by the Board of Directors.
It may be terminated prior to the end of the initial term or any extension thereof if the President dies; if it is determined that the President has become disabled; if the Board of Directors determines that the President has breached the employment agreement in any material respect, has appropriated a material business opportunity of the Company or has engaged in fraud or dishonesty with respect to the Company's business that is punishable by imprisonment. If the President's employment is terminated by the Company prior to the end of the initial five-year term other than for a reason enumerated above, the President will be entitled to payments equal to $450,000, payable ratably over the 24 months following such termination. For a period of two years after the termination of the agreement, the President is prohibited from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor.

Consulting agreements - The Company has a contract with the father of the Company's President, to provide sales consulting services. The agreement calls for payments of $5,500 per month through April 1999, subject to earlier termination on the occurrence of certain events.

12.  STOCK OPTION PLANS:

The Company has a stock option plan under which options to purchase a maximum of 400,000 shares of common stock may be issued to officers, employee directors, key employees and consultants of the Company. The stock option plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the Code), as well as options that do not so qualify.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



12.  STOCK OPTION PLANS: (continued)

Activity in the 1995 Stock Option Plan for the years ended December 31, 1995 and 1996 was as follows:


                                                                 Weighed Average
                                                Number of         Exercise Price
                                                 Shares             Per Share
                                                --------            ---------
Outstanding, January 31, 1995                    183,250            $    5.00
Exercised                                              -                    -
Granted                                           67,000            $    3.27
Expired                                                -                    -
                                                --------            ---------

Outstanding, January 31, 1996                    250,250            $    4.54
Exercised                                              -                    -
Granted                                           43,500            $    5.87
Expired                                                -                    -
                                                --------            ---------
Outstanding,  January 31, 1997                   293,750            $    4.73


As of January 31, 1997, options to acquire 250,250 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $4.54 per share. The remaining options, which have a weighted average exercise price of $5.87 per share, will vest in fiscal 1998.

If not previously exercised, options outstanding at January 31, 1997, will expire as follows: 116,000 options expire on May 9, 1999; 9,000 options expire on December 24, 2000; 9,000 options expire on August 14, 2001; 67,250 options expire on May 9, 2004; 2,000 options expire on March 16, 2005; 3,000 options expire on June 8, 2005; 53,000 options expire on December 24, 2005; 3,000 options expire on June 12, 2006; and 31,500 options expire on August 14, 2006.

With respect to incentive stock options, no option may be granted more than ten years after the effective date of the stock option plan or exercised more than ten years after the date of grant (five years if the optionee owns more than 10% of the common stock of the Company). Additionally, with regard to incentive stock options, the exercise price of the option may not be less than 100% of the fair market value of the common stock at the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company. As of January 31, 1997, options to purchase an aggregate of 285,750 shares of common stock are issued and outstanding under the Stock Option Plan, 183,250 of which are exercisable at a price of $5.00 per share, 62,000 of which are exercisable at $3.29 per share, 39,500 of which are exercisable at $5.75 per share and 1,000 of which are exercisable at $6.00 per share.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



12.  STOCK OPTION PLANS: (continued)

The Company has a non-employee director stock option plan (the Director Plan) which provides for the grant of options that do not qualify as "incentive stock options" under the Code. Options granted under the Director Plan are to have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase 1,000 shares of common stock are granted to each non-employee director upon election to the Board and every year thereafter so long as they are re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire ten years after the date of the grant. As of January 31, 1997, 8,000 options have been granted under this Plan at exercise prices ranging from $2.88 to $7.38 and none have been exercised as of January 31, 1997.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and income per common share would have been decreased to the pro forma amounts indicated below:

                                                    1996               1997
                                                -----------         -----------
  Net income                     As reported    $ 1,713,000         $ 2,702,000
                                 Pro forma      $ 1,657,000         $ 2,443,000

  Net income  per common share   As reported    $       .52         $       .60
                                 Pro forma      $       .50         $       .54


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates of 5.4% to 7%: volatility of 48.4%: no assumed dividend yield: and expected lives of five to ten years.

13.  SECOND PUBLIC OFFERING:

During March 1997, the Company completed the successful public offering of a total of 3,450,000 shares of its common stock, par value $0.01, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated expenses of the offering) were approximately $18.2 million.

                            MITCHAM INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS



14.  SALES REVENUE:

    The components of sales revenue are as follows:


                                                   Years Ended January 31,
                                                   -----------------------
                                                      1996         1997
                                                   ----------   ----------
         Sales - seismic equipment                 $2,135,000   $2,809,000
         Sales - sold under lease purchase options       -       3,536,000
                                                   ----------   ----------
                                                   $2,135,000   $6,345,000


                             EXHIBIT INDEX


Exhibit Number       Description
--------------       -----------
    3.1     --       Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)
    3.2     --       Amended and Restated Bylaws of Mitcham Industries, Inc. (1) (Exhibit 3.2)
    4.1     --       Copy of Specimen stock certificate evidencing Common Stock of Mitcham Industries, Inc. (2)
                     (Exhibit 4.1)
    9       --       Voting Agreement, dated September 20, 1993, between the Company, Billy F. Mitcham, Jr. and certain shareholders (1) (Exhibit 9)
    10.1    --       Exclusive Lease Referral Agreement, dated February 22, 1994, between Mitcham Industries, Inc.
                     and Input/Output, Inc., as amended. (3) (Exhibit 10.1)
    10.2    --       Fifth Amendment to Exclusive Lease Referral Agreement with Input/Output,  dated January 9, 1997 (7)
                     (Exhibit 10.2)
    10.3    --       Registration Rights Agreement, dated September 20, 1993, between the Company and certain shareholders (1) (Exhibit 10.14)
    10.4    --       Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (7)
                     (Exhibit 10.4)
    10.5    --       Consulting Agreement, dated April 1, 1994, between the Company and Billy F. Mitcham, Sr. (1)
                     (Exhibit 10.16)
    10.6    --       First Amendment to Consulting Agreement, dated January 15, 1997, between the Company and Billy
                     F. Mitcham, Jr. (7) (Exhibit 10.6)
    10.7    --       Promissory Note, dated September 22, 1995, in the original principal amount of $276,250, made payable by the Company to the order of First National Bank of Huntsville (4) (Exhibit 10.26)
    10.8    --       Deed of Trust, dated September 22, 1995, securing the $276,250 loan (4) (Exhibit 10.27)
    10.9    --       Promissory Note, dated January 31, 1996, in the original principal amount of  $1,000,000 made payable by the Company to the order of Bank One, Texas, National Association ("Bank One") (5)
                     (Exhibit 10.8)
    10.10   --       Promissory Note, dated January 31, 1996, in the original principal amount of $4,206,000, made payable by the Company to the order of Bank One Leasing Corporation ("Banc One Leasing") (5)
                     (Exhibit 10.9)
    10.11   --       Letter Loan Agreement, dated January 31, 1996, as amended, between the Company, Bank One and
                     Banc One Leasing Corporation (5) (Exhibit 10.10)
    10.12   --       Assignment of Leases, dated January 31, 1996, between the Company, Bank One and Banc One
                     Leasing (5) (Exhibit 10.11)
    10.13   --       Security Agreement, dated January 31, 1996, between the Company, Bank One, and Banc One Leasing
                     (5) (Exhibit 10.12)
    10.14   --       Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company,
                     Inc. (6) (Exhibit 10.1)
    10.15   --       Exclusive Equipment Lease Agreement, effective September 20, 1996, between the Company and
                     SERCEL, S.A. (6) (Exhibit 10.2)
    10.16   --       Commercial Representation Agreement, effective September 20, 1996, between Mitcham Canada LTD., an Alberta corporation, and Georex, Inc. (6) (Exhibit 10.3)
    10.17   --       First Amendment of Exclusive Lease Referral Agreement, dated January 1997,

Exhibit Number
-------------
                       between the Company and Pelton.(7) (Exhibit 10.17)
     10.18   --       1994 Stock Option Plan of Mitcham Industries, Inc. (2) (Exhibit 10.9)
     10.19   --       Form of Incentive Stock Option Agreement (2) (Exhibit 10.10)
     10.20   --       Form of Nonqualified Stock Option Agreement (2) (Exhibit 10.11)
     10.21   --       1994 Non-Employee Director Stock Option Plan of Mitcham Industries, Inc. (2) (Exhibit 10.12)
     10.22   --       Form of Nonqualified Stock Option Agreement (2) (Exhibit 10.13)
     10.23   --       Form of Mitcham Industries, Inc. customer lease agreement (1) (Exhibit 10.20)
     10.24   --       Letter Loan Agreement, dated January 16, 1997, between the Company and Bank One (8) (Exhibit
                      10.24)
     10.25   --       Assignment of Leases, dated January 16, 1997, between the Company and Bank One (8) (Exhibit
                      10.25)
     10.26   --       Security Agreement, dated January 16, 1997, between the Company and Bank One (8) (Exhibit
                      10.26)
     10.27   --       Promissory Note, dated January 16, 1997, made payable by the Company to the order of Bank One in the original principal amount of $1,000,000 (8) (Exhibit 10.27)
     10.28   --       First Amendment to Letter Loan Agreement, dated January 16, 1997, among the Company, Bank One and Bank One Leasing (8) (Exhibit 10.28)
     21 --            Subsidiaries of the Company (6) (Exhibit 11)
     23 --            Consent of Hein + Associates LLP
     27 --            Financial Data Schedule

(1) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form SB-2 (File No.
     33-81164-D), filed with the SEC on July 5, 1994.
(2) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 2 to the Registration Statement on Form SB-2, filed with the SEC on November 9, 1994.
(3) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 3 to the Registration Statement on Form SB-2, filed with the SEC on December 12, 1994.
(4) Incorporated by reference to the indicated exhibit number of the Company's Post-Effective Amendment No. 2 to its Registration Statement on Form SB-2, filed with the SEC on October 30, 1995.
(5) Incorporated by reference to the indicated exhibit number of the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form SB-2, filed with the SEC on April 17, 1996.
(6) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.
(7) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.
(8) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.