Form 10QSB
period 1997-04-30
MITCHAM INDUSTRIES INC
filed 1997-06-12
CIK 926423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 =============================================

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED APRIL 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13490

                 =============================================


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

                 =============================================


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,358,260 shares of Common Stock, $.01 par value, were outstanding as of May 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                            MITCHAM INDUSTRIES, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1   Condensed Financial Statements.....................................................................      3

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................      7




PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................................................    10

         Signatures..........................................................................................    10

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                            MITCHAM INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                    ASSETS                                       April 30,     January 31,
                                    ------                                         1997           1997
                                                                               (Unaudited)     (Audited)
                                                                                ----------     ----------
CURRENT ASSETS:
    Cash                                                                        $   12,760     $      301
    Accounts receivable, net                                                         6,044          3,598
    Installment notes receivable, trade                                                738          1,141
    Inventory                                                                          436            473
    Prepaid expenses and other current assets                                           97            100
                                                                                ----------     ----------
         Total current assets                                                       20,075          5,613
                                                                                ----------     ----------
    Seismic equipment lease pool, net                                               18,240         17,963
    Property plant and equipment, net                                                  723            619
    Other assets                                                                        57             98
                                                                                ----------     ----------
         Total assets                                                           $   39,095     $   24,293
                                                                                ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to bank                                                               --            999
    Current installments of long-term debt                                              --            938
    Accounts payable                                                                   631          1,941
    Income taxes payable                                                               836            267
    Deferred income taxes payable                                                    1,170            902
    Accrued liabilities and other current liabilities                                  733            685
                                                                                ----------     ----------
         Total current liabilities                                                   3,370          5,732
                                                                                ----------     ----------
LONG-TERM DEBT, NET OF CURRENT INSTALLMENTS                                             48          2,674
DEFERRED INCOME TAXES                                                                  645            645
                                                                                ----------     ----------
         Total liabilities                                                           4,063          9,051
                                                                                ==========     ==========

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized
        none issued and outstanding                                                     --             --
     Common stock, $.01 par value; 20,000,000 shares authorized
        7,358,260 and 4,474,880 shares, respectively, issued and
        outstanding                                                                     74             45
     Additional paid-in capital                                                     26,860          8,819
     Retained earnings                                                               8,098          6,378
                                                                                ----------     ----------
         Total stockholders' equity                                                 35,032         15,242
                                                                                ----------     ----------

         Total liabilities and stockholders' equity                             $   39,095     $   24,293
                                                                                ==========     ==========

                            See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       Three months
                                                                      ended April 30,
                                                            -----------------------------------
                                                                1997                1996
                                                            ---------------     ---------------
REVENUES:
     Leases of seismic equipment                            $         4,116     $         1,804
     Sales of seismic equipment                                       1,420                 466
                                                            ---------------     ---------------
         Total revenues                                               5,536               2,270
                                                            ---------------     ---------------

COSTS AND EXPENSES:
     Seismic equipment subleases                                         42                  47
     Sales of seismic equipment                                         981                 373
     General and administrative                                         586                 362
     Provision for bad debt                                             289                 140
     Depreciation                                                     1,219                 530
                                                            ---------------     ---------------
         Total costs and expenses                                     3,117               1,452
                                                            ---------------     ---------------

OTHER INCOME (EXPENSE):
     Interest, net                                                      155                 (48)
     Other, net                                                          46                  19
                                                            ---------------     ---------------
         Total other income (expenses)                                  201                 (29)
                                                            ---------------     ---------------

INCOME BEFORE INCOME TAXES                                            2,620                 789

PROVISION FOR INCOME TAXES                                              897                 284
                                                            ---------------     ---------------

NET INCOME                                                  $         1,723     $           505
                                                            ===============     ===============

Primary earnings per common and
    common equivalent share                                 $          0.28     $          0.13
                                                            ===============     ===============

Primary shares used in computing earnings per
    average common and common equivalent
    share outstanding                                             6,239,000           4,024,000
                                                            ===============     ===============

                            See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         Three months
                                                                                        ended April 30,
                                                                                ------------------------------
                                                                                    1997              1996
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $      1,723      $        505
Adjustments to reconcile net income to net
     cash flows from operating activities:
         Receivables, net                                                             (2,043)             (702)
         Accounts payable and other current liabilities                               (1,170)              139
         Depreciation                                                                  1,161               530
         Deferred income taxes                                                           268                --
         Other, net                                                                       51               201
                                                                                ------------      ------------
              Net cash provided by operating activities                                  (10)              673

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                                    (1,693)           (1,145)
     Proceeds from sale of lease pool equipment                                          778                --
     Purchases of property and equipment                                                (161)              (23)
                                                                                ------------      ------------
         Net cash used in investing activities                                        (1,076)           (1,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on short-term borrowings                                                 (1,937)             (400)
     Proceeds from long-term debt                                                         --             3,126
     Payments on long-term debt and capitalized lease obligations                     (2,626)             (377)
     Proceeds from issuance of common stock, net of offering expenses                 18,108             1,421
                                                                                ------------      ------------
         Net cash provided by financing activities                                    13,545             3,770
                                                                                ------------      ------------

NET INCREASE IN CASH                                                                  12,459             3,275
CASH, BEGINNING OF PERIOD                                                                301               637
                                                                                ------------      ------------
CASH, END OF PERIOD                                                             $     12,760      $      3,912
                                                                                ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid for:
         Interest                                                               $         17      $         17
         Taxes                                                                            --      $         35
                                                                                ============      ============
     Equipment purchases in accounts payable                                    $        429      $        267
                                                                                ============      ============

                            See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1997 and 1996, and the results of operations and cash flows for the three months then ended have been included.

2. As discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997, during March 1997 the Company completed the successful public offering of a total of 3,450,000 shares of its common stock, par value $0.01 (the "Common Stock"), of which 2,785,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the Offering (after deducting underwriting discounts and commissions and estimated expenses of the Offering) were approximately $18.2 million. Of the net proceeds, the Company used $4.3 million to pay outstanding debt owed to the Company's commercial lenders and $1.0 million will be used for expenses related to the opening of the Company's Calgary, Alberta, Canada office. The Company plans to use the reminder of the net proceeds to purchase primarily additional 3-D seismic data acquisition equipment, improve computer inventory and tracking systems and for general corporate purposes.

3. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         All leases at April 30, 1997 were for a term of one year or less. Seismic equipment held for lease consists primarily of 3-D channel boxes, and is carried at cost, net of accumulated depreciation.

         During the three months ended April 30, 1997 and 1996, revenues from foreign customers totaled $3,550,000 and $1,209,000, respectively. All of the Company's transactions with foreign customers are denominated in United States dollars. Therefore, the Company is not subject to material gains or losses resulting from currency fluctuations and has not engaged in hedging activities.

SEASONALITY

         There is some seasonality to the Company's expected lease revenues from customers operating in Canada. Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. For example, in Canada, a significant percentage of seismic activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the muddy terrain. This increased leasing activity by the Company's customers has historically resulted in increased lease revenues in the Company's first and fourth quarters.

RESULTS OF OPERATIONS

     For the three months Ended April 30, 1997 and April 30, 1996

         Revenues of $5,536,000 for the three months ended April 30, 1997 represented an increase of 143.9% over revenues of $2,270,000 for the same prior year period. Leasing services generated revenues of $4,116,000 for the three months ended April 30, 1997, an increase of $2,312,000, or 128.2%, as compared to $1,804,000 for the same prior year period. This increase reflected additions of lease fleet equipment throughout fiscal 1997 to meet lease demand. In the three months ended April 30, 1997, the Company maintained a utilization rate on its 3-D channel boxes of approximately 90%, as compared to its historical utilization of approximately 80%, due to increased demand. Seismic equipment sales for the three months ended April 30, 1997 were $1,420,000, an increase of $954,000, or 204.7%, as compared to $466,000 for the same prior year period. The increase in sales was due primarily to the exercise of a lease purchase option in the three months ended April 30, 1997 totaling $910,000. While the Company seeks to increase its equipment sales revenue when opportunities to do so arise, management is continuing to pursue a growth strategy in its seismic equipment leasing business and does not necessarily anticipate that equipment sales revenues will continue to increase significantly either in dollar amount or as a percentage of total sales.

         While the Company's leasing revenues increased by $2,132,000 during the three months ended April 30, 1997 as compared to the same prior year period, sublease costs decreased by $5,000 and depreciation, which related primarily to equipment available for lease, increased by $689,000 due to an increase in the lease fleet, resulting in an increase in net leasing revenues of $1,448,000.

         Gross margins on seismic equipment sales were 30.9% and 20.0% for the three months ended April 30, 1997 and 1996, respectively. Margins on sales of used equipment vary based upon the size of the transaction, the availability of the product sold and the means by which the equipment was acquired. Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search.

         General and administrative expenses increased 61.9% or $224,000 in the three months ended April 30, 1997 as compared to the same prior year period and were 10.6% and 15.9% of total revenues for the three months ended April 30, 1997 and 1996, respectively. Although general and administrative expenses increased, due in part to the legal and accounting expense associated with the offering, general and administrative expenses decreased as a percent of total revenues due to overhead expenses remaining relatively constant as revenues increased.

         The Company's provision for doubtful accounts expense increased from $140,000 in the fiscal 1996 period to $289,000 in the fiscal 1997 period. The increase was a result of additional provisions for the allowance account in connection with the bankruptcy filing of one of the Company's customers, Grant Geophysical, Inc. ("Grant"). As of April 30, 1997, the Company's allowance for doubtful accounts receivable amounted to $1,700,000, which is an amount management believes is sufficient to cover any potential losses in trade accounts receivable as of that date.

         Net income for the three months ended April 30, 1997 increased by $1,218,000, as compared to the same prior year period. The increase resulted primarily from the increase in net leasing and sales revenues offset by increases in general and administrative expenses and the provision for bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for fiscal 1997, decreased by $683,000, or 30.8%, as compared to fiscal 1996. At April 30, 1997, of the Company's customers with trade receivables more than 90 days past due, four customers had an aggregate of $2,096,000 more than 90 days past due. As of April 30, 1997, amounts due from Grant totaled $1,513,000. The Company's allowance for trade accounts receivable balance at April 30, 1997 is $1,700,000, which management believes is adequate to cover any potential loss associated with Grant and the Company's remaining trade accounts receivable.

         During March 1997, the Company completed the successful public offering (the "Offering") of a total of 3,450,000 shares of its common stock, par value $0.01 (the "Common Stock"), of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the Offering (after deducting underwriting discounts and commissions and estimated expenses of the Offering) were approximately $18.2 million. Approximately (i) $10.0 million of the net proceeds will be used to purchase additional 3-D seismic data acquisition equipment, including the $2.4 million remaining purchase requirement under the I/O Agreement through May 31, 1998, (ii) $4.3 million was used to pay outstanding debt to commercial lenders, (iii) $1.0 million will be used for expenses related to the opening of the Company's Calgary, Alberta, Canada office, and (iv) $250,000 will be used to improve computer and inventory tracking systems. The remainder of the proceeds will be used for other general corporate purposes.

         Of the $4.3 million that was to be used to pay debt to commercial lenders, approximately $1.0 million was used to pay the Company's revolving line of credit (the "Working Capital Revolver") with Bank One, Texas, N.A. ("Bank One") and $3.3 million was used to pay its loan (the "Term Loan") with Banc One Leasing Corporation ("Banc One Leasing").

         In January 1997, the Company established a second revolving line of credit with Bank One of up to $4.0 million (the "Equipment Revolver") to be used solely for short-term financing of up to 75% of the seismic equipment purchased by the Company for approved lease/purchase contracts, and a second term loan of $1.0 million (the "Second Term Loan") to be used solely for long-term financing of up to 80% of the purchase price of other seismic equipment. Interest on the Equipment Revolver and the Second Term Loan accrues at a floating rate of interest equal to the Base Rate plus 0.5%. Interest on amounts advanced under the Equipment Revolver is payable monthly, and the principal amount is due six months after the date of the initial advance; provided, however, that if the lessee under a lease/purchase contract does not purchase the seismic equipment subject to the lease, and there has been no default (as defined) under the lease, then the Company may extend the maturity date for an additional 18 months (the "Extended Term"). In such event, the principal amount of any interest on the amount advanced under the Equipment Revolver would be payable in ratable monthly installments over the Extended Term. Interest on and the principal amount of the Second Term Loan is payable in ratable monthly installments over a two-year period through and including December 1998.

         As of January 31, 1997, capital expenditures for the three months ended April 30, 1997 totaled approximately $2.1 million and the Company has budgeted capital expenditures of approximately $16.0 million for the 1998 fiscal year, including approximately $10.0 million of 3-D seismic data acquisition equipment to be purchased with the net proceeds of the offering. The Company believes that the net proceeds of the Offering, cash provided by operations, and funds available from its commercial lenders will be sufficient to fund its operations and budgeted capital expenditures for the 1998 fiscal year.






PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             Exhibit 11: Computation of Earnings Per Common and Common Equivalent Share for the three months ended April 30, 1997 and 1996.

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended April 30, 1997.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: June 10, 1997

                                   MITCHAM INDUSTRIES, INC.



                                   ---------------------------------------
                                   ROBERTO RIOS,
                                   VICE-PRESIDENT - FINANCE, SECRETARY AND
                                   TREASURER (AUTHORIZED OFFICER AND PRINCIPAL
                                   ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER           DESCRIPTIONS
-------          ------------

  11 Computation of Earnings Per Common and Common Equivalent Share for the three months ended April 30, 1997 and 1996.

  27         Financial Data Schedule.