Form 10QSB
period 1997-07-31
MITCHAM INDUSTRIES INC
filed 1997-09-10
CIK 926423

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

- -----------------------------------------------------------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED JULY 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     OF 1934

                      COMMISSION FILE NUMBER 1-13490

- -----------------------------------------------------------------------------

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

- -----------------------------------------------------------------------------

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No
              ---      ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,380,639 shares of Common Stock, $.01 par value, were outstanding as of August 22, 1997.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                           MITCHAM INDUSTRIES, INC.

                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 7




PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

         Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MITCHAM INDUSTRIES, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)
                                                        July 31,     January 31,
                                        ASSETS           1997           1997
                                                       --------      ----------
CURRENT ASSETS:
    Cash                                               $ 8,007        $   301
    Accounts receivable, net                             8,102          3,598
    Installment notes receivable, trade                  4,878          1,141
    Inventory                                            2,388            473
    Prepaid expenses and other current assets               77            100
                                                       -------        -------
         Total current assets                           23,452          5,613
                                                       -------        -------
    Seismic equipment lease pool, net                   19,991         17,963
    Property plant and equipment, net                      745            619
    Other assets                                            50             98
                                                       -------        -------
         Total assets                                  $44,238        $24,293
                                                       -------        -------
                                                       -------        -------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to bank                                    -            999
    Current installments of long-term debt                   -            938
    Accounts payable                                     4,856          1,941
    Income taxes payable                                   147            267
    Deferred income taxes payable                          920            902
    Accrued liabilities and other current
     liabilities                                         1,275            685
                                                       -------        -------
         Total current liabilities                       7,198          5,732
                                                       -------        -------
LONG-TERM DEBT, NET OF CURRENT INSTALLMENTS                  -          2,674
DEFERRED INCOME TAXES                                      645            645
                                                       -------        -------
         Total liabilities                               7,843          9,051
                                                       -------        -------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000
      shares authorized none issued and outstanding          -              -
     Common stock, $.01 par value; 20,000,000
      shares authorized 7,380,639 and 4,474,880
      shares, respectively, issued and outstanding          74             45
     Additional paid-in capital                         27,025          8,819
     Retained earnings                                   9,289          6,378
     Cumulative translation adjustment                       7              -
                                                       -------        -------
         Total stockholders' equity                     36,395         15,242
                                                       -------        -------

         Total liabilities and stockholders' equity    $44,238        $24,293
                                                       -------        -------
                                                       -------        -------

                            See accompanying notes.

                           MITCHAM INDUSTRIES, INC.
                             STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               Three months              Six months
                                              ended July 31,           ended July 31,
                                             ----------------         ----------------
                                             1997        1996         1997        1996
                                           -------      ------      -------     -------
REVENUES:
    Leases of seismic equipment            $ 2,746      $1,142      $ 6,862     $ 2,946
    Sales of seismic equipment               8,200         932        9,620       1,398
                                           -------      ------      -------     -------
         Total revenues                     10,946       2,074       16,482       4,344
                                           -------      ------      -------     -------

COSTS AND EXPENSES:
    Seismic equipment subleases                131          64          173         111
    Sales of seismic equipment               6,787         521        7,768         894
    General and administrative                 736         416        1,322         778
    Provision for doubtful accounts            271          13          560         153
    Depreciation                             1,387         556        2,606       1,086
                                           -------      ------      -------     -------
         Total costs and expenses            9,312       1,570       12,429       3,022
                                           -------      ------      -------     -------

OTHER INCOME (EXPENSE):
    Interest, net                              (15)        (80)         140        (128)
    Other, net                                 175         150          221         169
                                           -------      ------      -------     -------
         Total other income (expenses)         160          70          361          41
                                           -------      ------      -------     -------

INCOME BEFORE INCOME TAXES                   1,794         574        4,414       1,363

PROVISION FOR INCOME TAXES                     604         206        1,501         490
                                           -------      ------      -------     -------

NET INCOME                                 $ 1,190      $  368      $ 2,913     $   873
                                           -------      ------      -------     -------
                                           -------      ------      -------     -------

Primary earnings per common and
  common equivalent share                  $  0.16      $ 0.08      $  0.42     $  0.20
                                           -------      ------      -------     -------
                                           -------      ------      -------     -------

Primary shares used in computing
  earnings per average common
  and common equivalent share
  outstanding                            7,669,911   4,592,933    6,978,740   4,285,970
                                         ---------   ---------    ---------   ---------
                                         ---------   ---------    ---------   ---------

                            See accompanying notes.

                           MITCHAM INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                         Six months
                                                        ended July 31,
                                                     -------------------
                                                       1997       1996
                                                     -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $  2,913    $  873
Adjustments to reconcile net income to net
  cash flows from operating activities:
         Receivables                                   (8,392)   (1,146)
         Accounts payable and other current
          liabilities                                     333       606
         Depreciation                                   2,606     1,086
         Provision for doubtful accounts, net
          of charge offs                                  151       165
         Inventory                                     (1,915)     (619)
         Deferred income taxes                             18        --
         Other, net                                        76       129
                                                     --------    ------
            Net cash provided by (used in)
             operating activities                      (4,210)    1,094

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of seismic equipment held for lease      (5,267)   (1,849)
    Proceeds from sale of lease pool equipment          3,746        --
    Purchases of property and equipment                  (187)      (80)
                                                     --------    ------
        Net cash used in investing activities          (1,708)   (1,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on short-term borrowings                   (1,937)     (400)
    Proceeds from long-term debt                           --     3,126
    Payments on long-term debt and capitalized
     lease obligations                                 (2,674)     (476)
    Proceeds from issuance of common stock, net
     of offering expenses                              18,235     4,229
                                                     --------    ------
        Net cash provided by financing activities      13,624     6,479

NET INCREASE IN CASH                                    7,706     5,644
CASH, BEGINNING OF PERIOD                                 301       637
                                                     --------    ------
CASH, END OF PERIOD                                  $  8,007    $6,281
                                                     --------    ------
                                                     --------    ------

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for:
        Interest                                     $     71    $  191
        Taxes                                        $  1,501    $  230
                                                     --------    ------
                                                     --------    ------
    Equipment purchases in accounts payable          $  3,052    $  184
                                                     --------    ------
                                                     --------    ------

                            See accompanying notes.

                          MITCHAM INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    The financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1997, and the results of operations and cash flows for the six months ended July 31, 1997 and 1996 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 1998.

2. As discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997, during March 1997 the Company completed the successful public offering of a total of 3,450,000 shares of its common stock, par value $0.01, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the Offering (after deducting underwriting discounts and commissions and estimated expenses of the Offering) were approximately $18.2 million. Of the net proceeds, the Company used $4.3 million to pay outstanding debt owed to the Company's commercial lenders and $1.0 million for expenses related to the opening of the Company's Calgary, Alberta, Canada office. The Company plans to use the reminder of the net proceeds primarily to purchase additional 3-D seismic data acquisition equipment, improve computer inventory and tracking systems and for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    In the normal course of its business, in an effort to keep its shareholders and the investing public informed about the Company's operations, the Company may issue or make certain statements that are or contain forward-looking statements. The words "expect," "believe," "anticipate," "estimate" and similar words generally identify forward-looking statements. Statements in this report that the Company considers forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this report that are not based on historical facts. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from expected results reflected in the forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

    In particular, the Company may from time to time make forward-looking statements relating to its revenue mix between seismic equipment sales and leases and the related growth of each segment of the Company's business, future capital expenditures and additions to the Company's lease pool, and prospects for expansion, including international expansion, and related revenue growth. The following factors, among others, could cause actual results to differ materially from those reflected in forward-looking statements: 1) with respect to its revenue mix and related growth of each segment of the Company's business, uncertainties regarding customer determinations to lease versus purchase seismic equipment and dependence upon suppliers; 2) with respect to future capital expenditures and additions to the Company's lease pool, uncertainties regarding continued available capital and regarding customer demand that would warrant such expenditures and additions, and dependence upon third party suppliers; and 3) with respect to prospects for expansion, including international expansion, and related revenue growth, uncertainties regarding availability of and customers' demand for different types of seismic equipment as they are added to the lease pool, uncertainties associated with international expansion, including political, social and economic instability, exchange rate fluctuations and foreign governmental regulations, and uncertainties regarding the continued demand for the Company's services.

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

    All leases at July 31, 1997 were for a term of one year or less. Seismic equipment held for lease consists primarily of 3-D channel boxes, and is carried at cost, net of accumulated depreciation.

    Revenues from foreign customers totaled $6.9 million for the second quarter of fiscal 1998 and $1.2 million for the comparable prior year period, increasing to $10.4 million for the six months ended July 31, 1997 as compared to $2.4 million for the same prior year period. The Company has some transactions with foreign customers that are denominated in Canadian dollars. The Company has not experienced material gains or losses resulting from currency fluctuations and has not engaged in hedging activities.

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

RESULTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

     Revenues of $10.9 million for the three months ended July 31, 1997 increased 428% over revenues of $2.1 million for the same prior year period. Leasing services generated revenues of $2.7 million for the three months ended July 31, 1997, a 141% increase as compared to leasing revenues for the same prior year period. This increase reflected additions of lease fleet equipment throughout fiscal 1997 and the first half of fiscal 1998 to meet lease demand. Seismic equipment sales for the three months ended July 31, 1997 were $8.2 million, an increase of $7.3 million, or 780%, as compared to $932,000 for the same prior year period. The increase in sales was due primarily to the exercise of purchase options on leased equipment totaling $6.6 million. As the Company continues to add new 3-D seismic equipment to its lease pool, more customers are exercising their options to purchase the equipment at the end of a lease term. However, management is continuing to pursue a growth strategy primarily in its seismic equipment leasing business and does not necessarily anticipate that equipment sales revenues will continue to increase significantly either in dollar amount or as a percentage of total revenues.*

    The Company's leasing revenues increased by $1.6 million during the three months ended July 31, 1997 as compared to the same prior year period. Sublease costs (for equipment the Company does not ordinarily carry in its lease pool and may sublease as an accommodation to customers) increased by $67,000 and depreciation increased by $831,000 due primarily to an increase in the lease fleet, resulting in an increase in net leasing revenues of $706,000.

    Gross margins on seismic equipment sales were 17% and 44% for the three months ended July 31, 1997 and 1996, respectively. Gross margins decreased substantially in the quarter ended July 31, 1997 because the Company sold primarily newer technology equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's lease pool. In the same prior year quarter and in the past, the Company sold primarily older technology, fully depreciated equipment, yielding significantly greater margins. In general, margins on sales of new and used equipment vary based upon the size of the transaction, availability of the equipment sold and the means by which the equipment was acquired. Higher dollar transactions tend to yield lower margins than do lower dollar transactions, while readily available equipment yields lower margins than equipment that is difficult to locate. In addition, the Company's costs on a specific piece of equipment may differ substantially based upon whether it was acquired through a bulk purchase or a discrete search.

    General and administrative expenses increased 72% or $307,000 in the quarter ended July 31, 1997 as compared to the same prior year period but were 7% and 21% of total revenues for the three months ended July 31, 1997 and 1996, respectively. Although general and administrative expenses increased, due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percent of total revenues, due to overhead expenses remaining relatively constant as revenues increased.

    The Company's provision for doubtful accounts expense increased to $271,000 in the second quarter of fiscal 1997 from $13,000 in the same prior year period. The increase was a result of additional provisions for the allowance account in connection with the bankruptcy filing of one of the Company's customers, Grant Geophysical, Inc. ("Grant"). As of July 31, 1997, the Company's allowance for doubtful accounts receivable amounted to $1.7 million, which is an amount management believes is sufficient to cover any potential losses in trade accounts receivable as of that date.*

    Net income for the quarter ended July 31, 1997 was $1.2 million, which increased by $822,000, as compared to the same prior year period. The increase resulted primarily from the increase in net leasing and sales revenues offset by increases in general and administrative expenses and the provision for doubtful accounts.

   FOR THE SIX MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

     Revenues of $16.5 million for the six months ended July 31, 1997 increased 280% over revenues of $4.3 million for the same prior year period. Leasing services generated revenues of $6.9 million for the six months ended July 31, 1997, a 133% increase compared to leasing revenues for the same prior year period. This increase reflected additions of lease fleet equipment throughout fiscal 1997 and 1998 to meet lease demand. Seismic equipment sales for the six months ended July 31, 1997 were $9.6 million, an increase of $8.2 million, or 588%, as compared to $1.4 million for the same prior year period. The increase in sales was due primarily to the exercise of lease purchase option contracts in the period totaling $7.5 million.

    The Company's leasing revenues increased by $3.9 million during the six months ended July 31, 1997 as compared to the same prior year period. Sublease costs increased by $62,000 and depreciation increased by $1.5 million due primarily to an increase in the lease fleet, resulting in an increase in net leasing revenues of $2.3 million.

    Gross margins on seismic equipment sales were 19% and 36% for the six months ended July 31, 1997 and 1996, respectively. Gross margins decreased substantially in the six months ended July 31, 1997 because the Company sold primarily newer technology equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's lease pool. In the same prior year period and in the past, the Company sold primarily older technology, fully depreciated equipment, yielding significantly greater margins.

    General and administrative expenses increased 42% or $391,000 in the six months ended July 31, 1997 as compared to the same prior year period but were 8% and 21% of total revenues for the six months ended July 31, 1997 and 1996, respectively. Although general and administrative expenses increased, due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percent of total revenues due to overhead expenses remaining relatively constant as revenues increased.

    The Company's provision for doubtful accounts expense increased to $560,000 for the six months ended July 31, 1997 as compared to the same
prior year period.   The increase was a result of additional provisions
for the allowance account in connection with the bankruptcy filing of Grant.

    Net income for the six months ended July 31, 1997 was $2.9 million, which increased by $2.0 million, as compared to the same prior year period. The increase resulted primarily from the increase in net leasing and sales revenues offset by increases in general and administrative expenses and the provision for doubtful accounts expense.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash from operating activities for the six months ended July 31, 1997 decreased by $6.2 million or 565%, as compared to the same prior year period. At July 31, 1997, of the Company's customers with trade receivables more than 90 days past due, four customers had an aggregate of $2.3 million more than 90 days past due. As of July 31, 1997, amounts due from Grant totaled $2.4 million, an increase of approximately $907,000 from the amount Grant owed at April 30, 1997, due to the Company's $1.2 million sale to Grant in May 1997 of the seismic equipment it was previously leasing. Because the profits on the sale of the equipment have been deferred until payment is actually received, management did not feel it was appropriate to correspondingly increase its allowance for trade accounts receivable. As of the date of this report, the Company has received payments from Grant totaling $325,000 and is receiving scheduled bimonthly payments of approximately $65,000 pending shareholder approval of Grant's proposed plan of reorganization, and the Company is no longer leasing seismic equipment to Grant. The Company's allowance for trade accounts receivable balance at July 31, 1997 is $1.7 million, which management believes is adequate to cover any potential loss associated with Grant and the Company's remaining trade accounts receivable.*

    During March 1997, the Company completed the successful public offering (the "Offering") of a total of 3,450,000 shares of its common stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the Offering (after deducting underwriting discounts and commissions and estimated expenses of the Offering) were approximately $18.2 million. The net proceeds will be used to purchase additional 3-D seismic data acquisition equipment and for certain other purposes (See Note 2).

    In January 1997, the Company established a revolving line of credit with Bank One, Texas, N.A. of up to $4.0 million (the "Equipment Revolver") to be used solely for short-term financing of up to 75% of the seismic equipment purchased by the Company for approved lease/purchase contracts, and a term loan of $1.0 million (the "Term Loan") to be used solely for long-term financing of up to 80% of the purchase price of other seismic equipment. Interest on the Equipment Revolver and the Term Loan accrues at a floating rate of interest equal to the Base Rate plus 0.5%. Interest on amounts advanced under the Equipment Revolver is payable monthly, and the principal amount is due six months after the date of the initial advance; provided, however, that if the lessee under a lease/purchase contract does not purchase the seismic equipment subject to the lease, and there has been no default (as defined) under the lease, then the Company may extend the maturity date for an additional 18 months (the "Extended Term"). In such event, the principal amount of any interest on the amount advanced under the Equipment Revolver would be payable in ratable monthly installments over the Extended Term. Interest on and the principal amount of the Term Loan is payable in ratable monthly installments over a two-year period through and including January 1999. At July 31, 1997, the Company had approximately $4.0 million of available credit under the Equipment Revolver and $1.0 million of available credit under the Term Loan.

    Capital expenditures for the six months ended July 31, 1997 totaled approximately $8.5 million and the Company has budgeted capital expenditures of approximately $16.0 million for the 1998 fiscal year, including approximately $10.0 million of 3-D seismic data acquisition equipment to be purchased with the net proceeds of the Offering.* The Company has met or exceeded all minimum purchase requirements for the quarter ended July 31, 1997 under its Exclusive Lease Referral Agreement with Input/Output, Inc., and SERCEL, S.A., and any remaining purchase requirements in fiscal year 1998 have been included in the Company's budgeted capital expenditures. The Company believes that the net proceeds of the Offering, cash provided by operations, and funds available from its commercial lenders will be sufficient to fund its operations and budgeted capital expenditures for the 1998 fiscal year.*

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held its Annual Meeting of Shareholders on June 11, 1997. Shareholders of record at the close of business on April 30, 1997 were entitled to vote.

          (b) The Shareholders elected each of the seven directors nominated for the board of directors as follows:


   NAME OF NOMINEE           FOR       AGAINST     ABSTAINING     WITHHELD

Billy F. Mitcham, Jr.     6,583,038       --           --          10,875

Roberto Rios              6,583,938       --           --           9,975

William J. Sheppard       6,582,088       --           --          11,825

Paul C. Mitcham           6,584,038       --           --           9,875

John F. Schwalbe          6,577,488       --           --          16,425

Randal Dean Lewis         6,576,438       --           --          17,475

Gordon M. Greve           6,578,588       --           --          15,325


          (c) The Shareholders ratified the appointment of Hein & Associates as the Company's independent certified public accountants as follows:


                  FOR             AGAINST         ABSTAIN      NON-VOTE

               6,679,788          19,650          17,470          --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             --------
             Exhibit 11: Computation of Earnings Per Common and
             Common Equivalent Share for the six months ended
             July 31, 1997 and 1996.

         (b) Reports on Form 8-K
             -------------------
             No reports on Form 8-K were filed during the quarter ended July 31, 1997.





                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: September 9, 1997

                                       MITCHAM INDUSTRIES, INC.



                                               /s/ ROBERTO RIOS
                                       -----------------------------------
                                       ROBERTO RIOS,
                                       VICE-PRESIDENT - FINANCE, SECRETARY
                                       AND TREASURER
                                       (AUTHORIZED OFFICER AND PRINCIPAL
                                       ACCOUNTING OFFICER)