Form 10QSB/A
period 1997-07-31
MITCHAM INDUSTRIES INC
filed 1997-11-25
CIK 926423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


           =============================================================
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JULY 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         OF 1934

                         COMMISSION FILE NUMBER 1-13490
                                                -------

          ===========================================================

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

          ===========================================================

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,380,639 shares of Common Stock, $.01 par value, were outstanding as of August 22, 1997.

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No  [X]

                            MITCHAM INDUSTRIES, INC.

                                     INDEX



PART I.    FINANCIAL INFORMATION

Item 1   Financial Statements . . . . . . . . . . . . . . . . . .     3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . .     7

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . .    11

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . .    12

        Signature . . . . . . . . . . . . . . . . . . . . . . . .    12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.


                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                     ASSETS




                                                                    JULY 31,       JANUARY 31,
                                                                      1997            1997
                                                                   -----------     -----------
                                                                   (UNAUDITED)
Current assets:
  Cash..............................................                 $ 8,007         $   301
  Accounts receivable, net..........................                   6,303           3,598
  Installment trade receivables.....................                   6,677           1,141
  Inventory.........................................                     663             473
  Prepaid expenses and other current assets.........                      77             100
  Deferred income taxes.............................                     117              --
                                                                     -------         -------
          Total current assets......................                  21,844           5,613
  Seismic equipment lease pool, net of accumulated
     depreciation...................................                  21,716          17,963
  Property and equipment, net of accumulated
     depreciation...................................                     745             619
  Other assets......................................                      50              98
                                                                     -------         -------
          Total assets..............................                 $44,355         $24,293
                                                                     =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank.............................                 $    --         $   999
  Current installments of long-term debt............                      --             938
  Accounts payable..................................                   4,856           1,941
  Income taxes payable..............................                      60             267
  Deferred income taxes payable.....................                      --             902
  Accrued liabilities and other current
     liabilities....................................                   1,275             685
                                                                     -------         -------
          Total current liabilities.................                   6,191           5,732
                                                                     -------         -------
Long-term debt:
  Long-term debt, net of current installments.......                      --           2,674
Deferred income taxes...............................                   1,769             645
                                                                     -------         -------
          Total liabilities.........................                   7,960           9,051
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued and outstanding........                      --              --
  Common stock, $.01 par value; 20,000,000 shares
     authorized; 7,380,639 and 4,474,880 shares,
     respectively, issued and outstanding...........                      74              45
  Additional paid-in capital........................                  27,025           8,819
  Retained earnings.................................                   9,291           6,378
  Cumulative translation adjustment.................                       5              --
                                                                     -------         -------
          Total shareholders' equity................                  36,395          15,242
                                                                     -------         -------
          Total liabilities and shareholders'
            equity..................................                 $44,355         $24,293
                                                                     =======         =======



                           See accompanying notes.

                     MITCHAM INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME


                (In thousands except per share data)





                                               Three months                     SIX MONTHS
                                              ended July 31,                  ENDED JULY 31,
                                           ---------------------         ------------------------
                                              1997        1996              1997         1996
                                           ---------   ---------         ----------   -----------
                                                                               (UNAUDITED)
Revenues:
  Leases of seismic equipment....          $   2,485      $1,142           $ 6,601       $2,946
  Sales of seismic equipment.....              8,200         932             9,620        1,398
                                           ---------   ---------           -------       ------
     Total revenues..............             10,685       2,074            16,221        4,344
                                           ---------   ---------           -------       ------
Costs and expenses:
  Seismic equipment subleases....                131          64               173          111
  Sales of seismic equipment.....              6,787         521             7,768          894
  General and administrative.....                736         416             1,322          778
  Provision for doubtful
     accounts....................                 10          13               299          153
  Depreciation...................              1,387         556             2,606        1,086
                                           ---------   ---------           -------       ------
     Total costs and expenses....              9,051       1,570            12,168        3,022
                                           ---------   ---------           -------       ------
Operating income.................              1,634         504             4,053        1,322
Other income (expense):
  Interest, net..................                (15)        (80)              140         (128)
  Other, net.....................                175         150               221          169
                                           ---------   ---------           -------       ------
     Total other income
       (expense).................                160          70               361           41
                                           ---------   ---------           -------       ------
Income before income taxes.......              1,794         574             4,414        1,363
Provision for income taxes.......                604         206             1,501          490
                                           ---------   ---------           -------       ------
Net income.......................             $1,190        $368           $ 2,913       $  873
                                           =========   =========           =======       ======
Earnings per common and common
  equivalent share:
     Primary.....................              $0.16       $0.08           $  0.42       $ 0.20
                                           =========   =========           =======       ======
Shares used in computing earnings
  per common and common
  equivalent share:
     Primary.....................          7,669,911   4,592,933        6 ,978,740    4,285,970
                                           =========   =========        ==========    =========


                            See accompanying notes.

                            MITCHAM INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                        SIX MONTHS ENDED
                                                            JULY 31,
                                                   --------------------------
                                                       1997          1996
                                                   -----------    -----------
                                                           (UNAUDITED)
Cash flows from operating activities:
  Net income....................................      $ 2,913        $   873
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation................................        2,606          1,086
    Provision for doubtful accounts, net of
      chargeoffs................................          151            165
    Deferred income taxes.......................          105
    Trade accounts receivable...................       (8,392)        (1,146)
    Accounts payable and other current
      liabilities...............................          246            606
    Other, net..................................         (114)          (490)
                                                      -------        -------
         Net cash provided by (used in)
           operating activities.................       (2,485)         1,094
                                                      -------        -------
Cash flows from investing activities:
  Purchases of seismic equipment held for
    lease.......................................       (6,992)        (1,849)
  Purchases of property and equipment...........         (187)           (80)
  Proceeds from sale of lease pool equipment and
    property and equipment......................        3,746             --
                                                      -------        -------
         Net cash used in investing
           activities...........................       (3,433)        (1,929)
                                                      -------        -------
Cash flows from financing activities:
  Payments on short-term borrowings.............       (1,937)          (400)
  Proceeds from long-term debt..................           --          3,126
  Payments on long-term debt and capitalized
    lease obligations...........................       (2,674)          (476)
  Proceeds from issuance of common stock, net of
    offering expenses...........................       18,235          4,229
                                                      -------        -------
         Net cash provided by financing
           activities...........................       13,624          6,479
                                                      -------        -------
Net increase (decrease) in cash.................        7,706          5,644
Cash, beginning of period.......................          301            637
                                                      -------        -------
Cash, end of period.............................      $ 8,007        $ 6,281
                                                      =======        =======
Supplemental cash flow information:
  Cash paid for:
    Interest....................................      $    71        $   191
    Taxes.......................................        1,501            230
                                                      =======        =======
  Equipment purchases in accounts payable.......      $ 3,052        $   184
                                                      =======        =======


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

OVERVIEW


         The Company leases and sells seismic equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at July 31, 1997 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.



         Revenues from foreign customers totaled $6.9 million for the second quarter of fiscal 1998 and $1.2 million for the comparable prior year period, increasing to $10.4 million for the six months ended July 31, 1997 as compared to $2.4 million for the same prior year period. While most of the Company's transactions with foreign customers are denominated in United States dollars, some of the Company's transactions with Canadian customers are denominated in Canadian dollars. The Company has not been subject to material gains or losses resulting from currency fluctuations and has not engaged in currency hedging activities.

SEASONALITY


         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's lease revenues from customers operating in Canada, where a significant percentage of the seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters.


RESULTS OF OPERATIONS

     For the three months ended July 31, 1997 and July 31, 1996

         Revenues of $10.7 million for the three months ended July 31, 1997 increased 415% over revenues of $2.1 million for the same prior year period. Leasing revenues increased by $1.3 million during the three months ended
July 31, 1997, a 118% increase as compared to leasing revenues for the same prior year period. This increase reflected additions of lease fleet equipment throughout fiscal 1997 and the first half of fiscal 1998 to meet lease demand. Seismic equipment sales for the three months ended July 31, 1997 were $8.2 million, an increase of $7.3 million, or 780%, as compared to $932,000 for the same prior year period. The increase in sales was due primarily to the exercise of purchase options on leased equipment totaling $6.6 million. As the Company continues to add new 3-D seismic equipment to its lease pool, more customers are exercising their options to purchase the equipment at the end of a lease term. However, management is continuing to pursue a growth strategy primarily in its seismic equipment leasing business and does not necessarily anticipate that equipment sales revenues will continue to increase significantly either in dollar amount or as a percentage of total revenues.*

         Sublease costs (for equipment the Company does not ordinarily carry in its lease pool and may sublease as an accommodation to customers) increased by $67,000 and depreciation increased by $831,000 due primarily to an increase in the lease fleet, resulting in an increase in net leasing revenues of $445,000.

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

         General and administrative expenses increased 77% or $320,000 in the quarter ended July 31, 1997 as compared to the same prior year period.
Although general and administrative expenses increased, due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percent of total revenues from 20% to 7% between the two periods.

         The Company's provision for doubtful accounts expense decreased to $10,000 in the second quarter of fiscal 1997 from $13,000 in the same prior year period. As of July 31, 1997, the Company's allowance for doubtful accounts receivable amounted to $1.7 million, which is an amount management believes is sufficient to cover any potential losses in trade accounts receivable as of that date.*

         Net income for the quarter ended July 31, 1997 was $1.2 million, which increased by $822,000, or 223%, as compared to the same prior year period.

     For the six months ended July 31, 1997 and July 31, 1996


     Revenues of $16.2 million for the six months ended July 31, 1997 increased 273% over revenues of $4.3 million for the same prior year period. Leasing services generated revenues of $6.6 million for the six months ended July 31, 1997, a $3.7 million, or 124% increase, compared to leasing revenues for the same prior year period. This increase reflected additions to the equipment lease pool throughout fiscal 1997 and the first two quarters of fiscal 1998. Seismic equipment sales for the six months ended July 31, 1997 were $9.6 million, an increase of $8.2 million, or 588%, from $1.4 million for the same prior year period. The increase in sales was due primarily to the exercise of lease purchase option contracts in the period totaling $7.5 million.



     Sublease costs increased by $62,000 and depreciation increased by $1.5 million, or 56% and 140%, respectively, primarily due to an increase in the equipment lease pool, resulting in an increase in net leasing revenues of $2.1 million.



     Gross margins on seismic equipment sales were 19% and 36% for the six months ended July 31, 1997 and 1996, respectively. Gross margins decreased substantially in the six months ended July 31, 1997 because the Company sold primarily newer equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool. In the same prior year period and in the past, the Company sold primarily older, fully depreciated equipment, yielding significantly greater margins.


     General and administrative expenses increased $544,000, or 70%, for the six months ended July 31, 1997, as compared to the same prior year period. Although general and administrative expenses increased due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percentage of total revenues from 18% to 8% between the two periods.

     The Company's provision for doubtful accounts expense increased to $299,000 for the six months ended July 31, 1997 from $153,000 in the same prior year period. The increase was a result of additional provisions for the allowance account in connection with the bankruptcy filing of one of the Company's customers, Grant Geophysical, Inc. ("Grant"). Provision for doubtful accounts was 2% of total revenues in the six months ended July 31, 1997, as compared to 4% of total revenues in the same prior year period. As of July 31, 1997, the Company's allowance for doubtful accounts was $1.7 million.

     Net income for the six months ended July 31, 1997 was $2.9 million, which increased by $2.0 million, or 234%, as compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES


         As of July 31, 1997, the Company had net working capital of approximately $15.7 million and $5.0 million of availability under its bank credit facilities. Net cash provided by operating activities for the six months ended July 31, 1997 decreased by $3.6 million, as compared to the same prior year period, primarily as a result of an increase in trade accounts receivable. At July 31, 1997, the Company had trade receivables of $3.1 million that were more than 90 days past due, with four customers owing an aggregate of $2.3 million of such amount. As of such date, the Company's allowance for doubtful accounts was $1.7 million. In addition, at such date, the Company had receivables due from one customer of approximately $539,000, $249,000 of which was more than 12 months past due.



         As of July 31, 1997, amounts due from Grant totaled $2.4 million, as a result of the Company's $1.2 million sale to Grant in May 1997 of the seismic equipment it was previously leasing. Because the profits on the sale of such equipment have been deferred until payment is actually received, management did not correspondingly increase its allowance for trade accounts receivable. Grant's plan of reorganization was approved by the bankruptcy court on September 30, 1997. As of October 31, 1997, the Company had received payments from Grant totaling $1.2 million, which represents final settlement on the amounts owed the Company representing post-bankruptcy petition claims of approximately $1.6 million. The Company expects to collect one half of pre-bankruptcy petition claims, which total approximately $755,000, prior to fiscal year end. The Company is currently leasing seismic equipment to Grant.



         During March 1997, the Company completed a public offering of 3,450,000 shares of Common Stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and expenses of the offering) were approximately $18.2 million. The net proceeds were used to purchase additional 3-D seismic data acquisition equipment, to pay outstanding debt to its commercial lender under a revolving line of credit and a term loan and for certain other purposes.



         The Company has established a revolving line of credit with Bank One, Texas, N.A. ("Bank One") of up to $4.0 million (the "Equipment Revolver") to be used solely for short-term financing of up to 75% of the seismic equipment purchased by the Company for approved lease/purchase contracts, and a term loan of $1.0 million (the "Term Loan") to be used solely for long-term financing of up to 80% of the purchase price of other seismic equipment. Interest on the Equipment Revolver and the Term Loan accrues at a floating rate of interest equal to the Base Rate plus 0.5%. Interest on amounts advanced under the Equipment Revolver is payable monthly, and the principal amount is due six months after the date of the initial advance; provided, however, that if the lessee under a lease/purchase contract does not purchase the seismic equipment subject to the lease, and there has been no default (as defined) under the lease, then the Company may extend the maturity date for an additional 18 months (the "Extended Term"). In such event, the principal and interest on the amount advanced under the Equipment Revolver would be payable in ratable monthly installments over the Extended Term. Interest on and the principal amount of the Term Loan are payable in ratable monthly installments over a two-year period through and including January 1999. At October 31, 1997, the Company had not drawn any amounts under the Equipment Revolver or the Term Loan.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 Exhibit 11: Computation of Earnings Per Common and Common Equivalent Share for the six months ended July 31, 1997 and 1996.

             (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date: November 25, 1997


                             MITCHAM INDUSTRIES, INC.



                                      /s/ ROBERTO RIOS
                             ------------------------------------
                             ROBERTO RIOS,
                             VICE-PRESIDENT - FINANCE, SECRETARY AND TREASURER (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)