Form 10QSB
period 1997-10-31
MITCHAM INDUSTRIES INC
filed 1997-11-26
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              -------------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED OCTOBER 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13490

                              -------------------

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

                              -------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,510,759 shares of Common Stock, $.01 par value, were outstanding as of November 24, 1997.

Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                ---    ---

                            MITCHAM INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements.............................................   3

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  10

         Signature........................................................  10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MITCHAM INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                  October 31,   January 31,
                                                                     1997           1997
                                                                  -----------   -----------
CURRENT ASSETS:
    Cash                                                            $ 3,819        $   301
    Accounts receivable, net                                         10,366          3,598
    Installment trade receivables                                     3,894          1,141
    Inventory                                                         1,527            473
    Prepaid expenses and other current assets                            93            100
    Income taxes recoverable                                            177             --
                                                                    -------        -------
         Total current assets                                        19,876          5,613
                                                                    -------        -------
    Seismic equipment lease pool, net                                37,450         17,963
    Property and equipment, net                                         782            619
    Other assets                                                         --             98
                                                                    -------        -------
         Total assets                                               $58,108        $24,293
                                                                    =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to bank                                               --            999
     Current installments of long-term debt                              --            938
     Accounts payable                                                16,040          1,941
     Income taxes payable                                                --            267
     Deferred income taxes payable                                      113            902
     Accrued liabilities and other current liabilities                1,744            685
                                                                    -------        -------
         Total current liabilities                                   17,897          5,732
                                                                    -------        -------
LONG-TERM DEBT, NET OF CURRENT INSTALLMENTS                              --          2,674
DEFERRED INCOME TAXES                                                 1,257            645
                                                                    -------        -------
         Total liabilities                                           19,154          9,051
                                                                    -------        -------

SHAREHOLDERS' EQUITY:
         Preferred stock, $1.00 par value; 1,000,000
            shares authorized; none issued and outstanding               --             --
         Common stock, $.01 par value; 20,000,000 shares
            authorized; 7,510,759 and 4,474,880 shares,
            respectively, issued and outstanding                         75             45
         Additional paid-in capital                                  27,607          8,819
         Retained earnings                                           11,264          6,378
      Cumulative translation adjustment                                   8             --
                                                                    -------        -------
         Total shareholders' equity                                  38,954         15,242
                                                                    -------        -------
         Total liabilities and shareholders' equity                 $58,108        $24,293
                                                                    =======        =======


                            See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                            Three months                     Nine months
                                                          ended October 31,                ended October 31,
                                                    ---------------------------      ---------------------------
                                                        1997            1996             1997            1996
                                                    -----------     -----------      -----------     -----------
REVENUES:
         Leases of seismic equipment                $     4,300     $     2,410      $    10,901     $     5,356
         Sales of seismic equipment                       5,771             610           15,391           2,007
                                                    -----------     -----------      -----------     -----------
                  Total revenues                         10,071           3,020           26,292           7,363
                                                    -----------     -----------      -----------     -----------

COSTS AND EXPENSES:
         Seismic equipment subleases                         65              --              238             111
         Sales of seismic equipment                       4,898             367           12,666           1,261
         General and administrative                         867             685            2,189           1,199
         Provision for doubtful accounts                    410              --              709             418
         Depreciation                                     1,313             865            3,919           1,951
                                                    -----------     -----------      -----------     -----------
                  Total costs and expenses                7,553           1,917           19,721           4,940
                                                    -----------     -----------      -----------     -----------
OPERATING INCOME                                          2,518           1,103            6,571           2,423
                                                    -----------     -----------      -----------     -----------

OTHER INCOME (EXPENSE):
         Interest, net                                       92             (42)             232            (170)
         Other, net                                         365              50              586             219
                                                    -----------     -----------      -----------     -----------
                  Total other income (expenses)             457               8              818              49
                                                    -----------     -----------      -----------     -----------


INCOME BEFORE INCOME TAXES                                2,975           1,111            7,389           2,472

PROVISION FOR INCOME TAXES                                1,002             366            2,503             854
                                                    -----------     -----------      -----------     -----------

NET INCOME                                          $     1,973     $       745      $     4,886     $     1,618
                                                    ===========     ===========      ===========     ===========

Primary earnings per common and
     common equivalent share                        $      0.25     $      0.17      $      0.67     $      0.37
                                                    ===========     ===========      ===========     ===========

Primary shares used in computing earnings per
     average common and common equivalent
     share outstanding                                7,833,000       4,515,000        7,330,000       4,431,000
                                                    ===========     ===========      ===========     ===========


                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Nine months
                                                                        ended October 31,
                                                                      ---------------------
                                                                        1997         1996
                                                                      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $  4,886      $ 1,618
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Trade accounts receivable                                      (8,912)      (1,158)
         Provision for doubtful accounts                                  (609)         268
         Accounts payable and other current liabilities                  4,513         (193)
         Depreciation                                                    3,919        1,951
         Deferred income taxes                                            (177)         666
         Other, net                                                     (1,382)        (540)
                                                                      --------      -------
              Net cash provided by operating activities                  2,238        2,612

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                     (20,624)      (5,750)
     Proceeds from sale of lease pool equipment and
         property and equipment                                          7,976           --
     Purchases of property and equipment                                  (279)        (131)
                                                                      --------      -------
         Net cash used in investing activities                         (12,927)      (5,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on short-term borrowings                                   (1,937)        (400)
     Proceeds from long-term debt                                           --        3,126
     Payments on long-term debt and capitalized lease obligations       (2,674)        (834)
     Proceeds from issuance of common stock, net of offering
         expenses                                                       18,818        4,070
                                                                      --------      -------
         Net cash provided by financing activities                      14,207        5,962

NET INCREASE IN CASH                                                     3,518        2,693
CASH, BEGINNING OF PERIOD                                                  301          637
                                                                      --------      -------
CASH, END OF PERIOD                                                   $  3,819      $ 3,330
                                                                      ========      =======

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for:
         Interest                                                     $    143      $   289
         Taxes                                                           2,835          515
                                                                      ========      =======
     Equipment purchases in accounts payable                          $ 10,645      $ 3,009
                                                                      ========      =======


                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements of Mitcham Industries, Inc. and its wholly-owned subsidiary, Mitcham Canada Ltd. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 1997, and the results of operations and cash flows for the nine months ended October 31, 1997 and 1996 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 1998.

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

OVERVIEW

         The Company leases and sells seismic equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at October 31, 1997 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         Revenues from foreign customers totaled $4.6 million for the third quarter of fiscal 1998 and $1.6 million for the comparable prior year period, increasing to $15.0 million for the nine months ended October 31, 1997 as compared to $4.0 million for the same prior year period. While most of the Company's transactions with foreign customers are denominated in United

States dollars, some of the Company's transactions with Canadian customers are denominated in Canadian dollars. The Company has not been subject to material gains or losses resulting from currency fluctuations and has not engaged in currency hedging activities.

SEASONALITY

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's lease revenues from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth quarters.

RESULTS OF OPERATIONS

         For The Three Months ended October 31, 1997 Compared with the Three Months Ended October 31, 1996

         Revenues of $10.1 million for the three months ended October 31, 1997 increased 233% over revenues of $3.0 million for the same prior year period. Leasing services generated revenues of $4.3 million for the three months ended October 31, 1997, a $1.9 million, or 78% increase, compared to leasing revenues for the same prior year period. This increase reflected additions to the equipment lease pool throughout fiscal 1997 and the first three quarters of fiscal 1998. Seismic equipment sales for the three months ended October 31, 1997 were $5.8 million, an increase of $5.2 million, or 846%, from $610,000 for the same prior year period. The increase in sales was due primarily to the exercise of purchase option contracts in the period.

         Sublease costs increased by $65,000 and depreciation, which related primarily to equipment available for lease, increased by $448,000 or, 52%, due to an increase in the equipment lease pool, resulting in an increase in net leasing revenues of $1.4 million.

         Gross margins on seismic equipment sales were 15% and 40% for the three months ended October 31, 1997 and 1996, respectively. Gross margins decreased substantially in the nine months ended October 31, 1997 because the Company sold primarily newer technology equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool. In the same prior year period and in the past, the Company sold primarily older, fully depreciated equipment, yielding significantly greater margins.

         General and administrative expenses increased $182,000, or 27% for the three months ended October 31, 1997 as compared to the same prior year period. Although general and administrative expenses increased, due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percent of total revenues from 23% to 9% between the two periods.

         The Company's provision for doubtful accounts expense increased to $410,000 for the three months ended October 31, 1997 from zero in the same prior year period. The increase was a result of additional provisions for the allowance account in connection with the bankruptcy filing of one of the Company's customers, Grant Geophysical, Inc. ("Grant").

         Net income for the three months ended October 31, 1997 was $2.0 million, which increased by $1.2 million, or 165%, as compared to the same prior year period.

         For the Nine Months ended October 31, 1997 Compared with the Nine Months Ended October 31, 1996

         Revenues of $26.3 million for the nine months ended October 31, 1997 increased 257% over revenues of $7.4 million for the same prior year period. Leasing services generated revenues of $10.9 million for the nine months ended October 31, 1997, a $5.5 million, or 104% increase, compared to leasing revenues for the same prior year period. This increase reflected additions to the equipment lease pool throughout fiscal 1997 and the first three quarters of fiscal 1998. Seismic equipment sales for the nine months ended October 31, 1997 were $15.4 million, an increase of $13.4 million, or 667%, from $2.0 million for the same prior year period. The increase in sales was due primarily to the exercise of purchase option contracts in the period totaling $12.0 million.

         The Company's sublease costs increased by $127,000, or 114%, and depreciation, which related primarily to equipment available for lease, increased by $2.0 million, and 101%, due to an increase in the equipment lease pool, resulting in an increase in net leasing revenues of $3.5 million.

         Gross margins on seismic equipment sales were 18% and 37% for the nine months ended October 31, 1997 and 1996, respectively. Gross margins decreased substantially in the nine months ended October 31, 1997 because the Company sold primarily newer equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool. In the same prior year period and in the past, the Company sold primarily older, fully depreciated equipment, yielding significantly greater margins.

         General and administrative expenses increased $990,000, or 83% for the nine months ended October 31, 1997 as compared to the same prior year period. Although general and administrative expenses increased, due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percent of total revenues from 16% to 8% between the two periods.

         The Company's provision for doubtful accounts expense increased to $709,000 for the nine months ended October 31, 1997 from $418,000 in the same prior year period. The increase was a result of additional provisions for the allowance account in connection with the bankruptcy filing of Grant. The provision for doubtful accounts expense was 3% of total revenue in the nine months ended October 31, 1997, as compared to 6% of total revenues in the same prior year period. As of October 31, 1997, the Company's allowance for doubtful accounts was $891,000. See "-- Liquidity and Capital Resources."

         Net income for the nine months ended October 31, 1997 was $4.9 million, which increased by $3.3 million, or 202%, as compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1997, the Company had net working capital of approximately $2.0 million and $5.0 million of availability under its bank credit facilities. Net cash provided by operating activities for the nine months ended October 31, 1997 decreased by $374,000 as compared to the same prior year period, primarily as a result of an increase in trade accounts receivable. At October 31, 1997, the Company had trade accounts receivables of $2.9 million that were more than 90 days past due, with four customers owing an aggregate of $1.5 million of such amount. As of such date, the Company's allowance for doubtful accounts was $891,000. In addition, at such date, the Company had receivables due from one customer of approximately $539,000, $449,000 of which was more than 12 months past due.

         Grant's plan of reorganization was approved by the bankruptcy court on September 30, 1997. As of October 31, 1997, the Company had received payments from Grant totaling $1.2 million, which represents final settlement on the amounts owed the Company representing post-bankruptcy petition claims of approximately $1.6 million. The Company expects to collect one-half of pre-bankruptcy petition claims which total approximately $755,000, prior to fiscal year end. All of the approximately $750,000 that will not be collected from Grant has been written off. The Company is currently leasing seismic equipment to Grant.

         During March 1997, the Company completed a public offering of 3,450,000 shares of its Common Stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated expenses of the offering) were approximately $18.2 million. The net proceeds were used to purchase additional 3-D seismic data acquisition equipment, to pay outstanding debt to its commercial lender under a revolving line of credit and a term loan and for certain other purposes.

         The Company has filed a registration statement with the Securities and Exchange Commission for an offering (the "Proposed Offering") of 1,850,000 shares of common stock, of which 50,000 shares are being sold by selling shareholders. Proceeds from the offering will be used to purchase additional seismic equipment for the Company's lease pool and for general corporate purposes, including working capital.

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

         The Company has obtained a commitment from Bank One to replace the Equipment Revolver and the Term Loan with a working capital revolving line of credit of up to $15 million. Interest on advances under the line of credit will be payable monthly at a variable rate of up to LIBOR plus 2.75% with principal due two years from the date of the establishment of the line. Advances will be limited to 80% of the eligible accounts receivable and 50% of all eligible lease pool equipment.

         As of October 31, 1997, capital expenditures for fiscal year 1998 totaled approximately $31.5 million. The Company has budgeted capital expenditures of $18.3 million for the remainder of fiscal 1998 and $25.0 million for fiscal 1999. Included in these budgeted amounts is approximately $27 million of seismic equipment which the Company has ordered from the manufacturers and for which the Company had obtained future lease commitments. At October 31, 1997, the Company had satisfied or exceeded the minimum purchase requirements for the period ended May 1998 under its Exclusive Lease Referral Agreement with Input/Output, Inc. (the "I/O Agreement"), and had exceeded the minimum purchase requirements under its Exclusive Lease Referral Agreement with Georex, Inc., one of the Sercel subsidiaries of Compagnie General de Geophysique. The remaining $4.7 million of seismic equipment required to be purchased under the I/O Agreement through May 2000 is included in the Company's fiscal 1998 and 1999 budget capital expenditures. Management believes that the net proceeds from the Proposed Offering, cash provided by operations and funds available from its commercial lenders will be sufficient to fund its operations and budgeted capital expenditures for the remainder of fiscal 1998 and 1999.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                Exhibit 11: Computation of Earnings Per Common and Common Equivalent Share for the nine months ended October 31, 1997 and 1996.

           (b)  Reports on Form 8-K

                No reports on Forms 8-K were filed during the quarter ended October 31, 1997.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: November 26, 1997

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