Form 10KSB
period 1998-01-31
MITCHAM INDUSTRIES INC
filed 1998-05-15
CIK 926423

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)
                   For the Fiscal Year Ended January 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)
                          Commission File No. 001-13490

                             ----------------------

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

                             ----------------------

                                     NONE

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                             ---

     Issuer's revenues for its most recent fiscal year were $42,027,000.

     As of May 11, 1998, there were outstanding 9,507,428 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ National Market System on May 11, 1998) was approximately $113,082,937.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-KSB is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange not later than 120 days after the end of the fiscal year covered by this report.

     Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                            MITCHAM INDUSTRIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

                                     PART I

Forward-Looking Statements and Risk Factors . . . . . . . . . . . . . . . . . . .     1

Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 2.   Description of Properties . . . . . . . . . . . . . . . . . . . . . . .    11

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . .    12


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Item 6.   Management's Discussion and Analysis or Plan
          of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .    15


                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . .    16

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 11.  Security Ownership of Certain Beneficial Owners and Management. . . . .    16

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . .    16

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .    16

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain information contained in this Annual Report on Form 10-KSB (including statements contained in Part I, Item 1. "Description of Business" and Item 3. "Legal Proceedings," and in Part II., Item 6. "Management's Discussion and Analysis or Plan of Operation"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. Factors which could affect the Company's actual results and cause actual results to differ materially from those results which might be anticipated, forecast or estimated by the Company in such forward-looking statements include, but are not limited to, the following:

POSSIBLE ADVERSE EFFECT OF VOLATILITY OF OIL AND GAS INDUSTRY AND
DEMAND FOR SERVICES

     Demand for the Company's services depends upon the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas continue to have a major effect on these activities and thus, on the demand for the Company's services. Although published industry sources indicate that the number of seismic crews has decreased in the last five years, the Company believes that utilization of 3-D seismic equipment has increased. There can be no assurance that utilization of 3-D seismic equipment will continue to increase, or of an increased demand for additional 3-D seismic equipment or as to the level of future demand for the Company's services.

DEPENDENCE UPON ADDITIONAL LEASE CONTRACTS

     The Company's seismic equipment leases typically have a term of three to nine months and provide gross revenues that recover only a portion of the Company's capital investment. The Company's ability to generate lease revenues and profits is dependent upon obtaining additional lease contracts after the termination of an original lease. However, lessees are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although the Company has been successful in obtaining additional lease contracts with other lessees after the termination of the original leases, there can be no assurance that it will continue to do so. The Company's failure to obtain additional or extended leases beyond the initial term would have a material adverse effect on its operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mitcham's employment agreement has an initial term through January 15, 2002, and is automatically extended on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination upon certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor, for two years after the termination of his employment. The Company has obtained a $1.0 million key employee life insurance policy payable to the Company in the event of Mr. Mitcham's death. The loss of the services of Mr. Mitcham could have material adverse effect on the Company. In particular, the Exclusive Lease Referral Agreement with Input/Output, Inc. (the "I/O Agreement") is terminable at such time as Mr. Mitcham is no longer the President of the Company and the Exclusive Equipment Lease Agreement with Sercel is terminable at such time as he is no longer employed by the Company in a senior management capacity.

CUSTOMER CONCENTRATION AND CREDIT LOSSES; INDUSTRY CONSOLIDATION

     The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers, and its ability to maintain profitability includes risks associated with the creditworthiness and profitability of those customers. In the fiscal years ended January 31, 1996, 1997 and 1998, the single largest customer accounted for approximately 18%, 15% and 20%, respectively, of the Company's total revenues. The termination of any large seismic lease could have a material adverse effect on the Company's operations if the Company does not replace such business on a timely basis. In addition, because the Company's customer base is relatively small, the trend toward consolidation in the oil and gas industry could adversely affect the Company's business and financial condition if significant customers are acquired by other companies.

TECHNOLOGICAL OBSOLESCENCE

     The Company has a substantial capital investment in seismic data acquisition equipment. In addition, under the I/O Agreement, the Company is required to make an additional investment in seismic and other peripheral equipment. The Company believes that the technology represented by the equipment in service and that which it is required to purchase from I/O will not become obsolete prior to the Company's recovery of its initial investment. However, there can be no assurance that manufacturers of seismic equipment will not develop alternative systems that would have competitive advantages over seismic systems now in use, thus having a potentially adverse effect on the Company's ability to profitably lease its existing seismic equipment. In the past, the Company has been successful in avoiding material losses caused by technological obsolescence by selling its older seismic equipment to seismic contractors and other parties. However, there can be no assurance that the Company will be able to sell its older seismic equipment in the future.

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

     The first and fourth quarters of the Company's fiscal year have historically accounted for and are expected to continue to account for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from October through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period to period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

DEPENDENCE UPON KEY SUPPLIERS

     The Company has and relies upon agreements with I/O, Sercel, Pelton, a manufacturer and supplier of vibrator control electronics, and StrucTec Systems, L.L.C. ("StrucTec"), a manufacturer of replacement battery packs and battery chargers, to purchase seismic equipment that the Company leases and sells to its customers and, to a lesser extent, to receive lease referrals. The termination of these agreements for any reason, including any failure by the Company to meet the minimum purchase requirements under the I/O Agreement, could materially adversely affect the Company's business. While the Company does not anticipate any difficulty in obtaining seismic equipment from its suppliers based upon past experience, any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

     Competition in the leasing of seismic equipment is fragmented, and the Company is aware of several companies that engage in seismic equipment leasing. The Company believes that its competitors, in general, do not have as extensive a seismic equipment lease pool as does the Company. The Company also believes that its competitors do not have similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition firms that may lease equipment that is temporarily idle. Under the I/O Agreement, I/O and its subsidiary, Global Charter

Corporation ('Global") retain the right to continue to (i) lease channel boxes in certain situations where the Company and a prospective lessee cannot or do not enter into a lease, as more fully described in the I/O Agreement,
(ii) lease channel boxes with a purchase option in North and South America and (iii) lease channel boxes outside of North and South America.

     The Company has several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers, companies providing seismic surveys and oil and gas exploration companies that use seismic equipment, many of which have substantially greater financial resources than the Company. There are also several smaller competitors who, in the aggregate, generate significant revenue from the sale of seismic survey equipment.

NO ANTICIPATED DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not presently anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the loan agreement between the Company and its commercial lender restricts the payment of dividends.

POSSIBLE ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS; ISSUANCE OF PREFERRED
STOCK

     Certain provisions of the Company's Articles of Incorporation and the Texas Business Corporation Act may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by the Board of Directors that the Company's shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. Because the Board of Directors is authorized to issue preferred stock with such preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of Common Stock. Although the Company has no shares of preferred stock outstanding and no present intention to issue any shares of its preferred stock, there can be no assurance that the Company will not do so in the future.

LIMITATION ON DIRECTORS' LIABILITY

     The Company's Articles of Incorporation provide, as permitted by governing Texas law, that a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

     Mitcham Industries, Inc. leases and sells geophysical and other equipment used primarily by seismic service companies in performing seismic data acquisition surveys on land and in transition zones (marsh and shallow water areas). The Company conducts its operations on a worldwide basis and is a leading independent seismic equipment lessor in North and South America. Demand for seismic services has increased significantly in the past several years due to advances in technology and the impact such advances have had on increasing drilling success rates, thereby reducing the overall costs of finding oil and gas. As a result, the Company and many seismic contractors have significantly expanded their seismic equipment fleets. From January 31, 1994 through January 31, 1998, the Company's equipment lease pool, at cost, increased from approximately $957,000 to $49.9 million, and the number of advanced seismic data acquisition recording channels in the equipment lease pool increased from 510 channels to 17,920 channels. The Company's sales of new and used seismic equipment have also increased significantly.

     The Company owns a variety of technologically advanced equipment acquired from the leading seismic manufacturers.

The Company's lease pool includes many types of equipment used in seismic data acquisition, including all components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment and survey and other equipment. A substantial portion of the Company's lease equipment is provided by two manufacturers, Input/Output, Inc. ("I/O") and the Sercel subsidiaries of Compagnie Generale de Geophysique ("Sercel"). The Company believes that most of the advanced seismic data acquisition systems in use worldwide are either I/O or Sercel systems. In the last two years, the Company has significantly diversified its equipment lease pool. At January 31, 1998, approximately 52% of the Company's equipment lease pool, on a cost basis, consisted of advanced digital recording channels, with the remainder consisting of peripheral and other equipment.

     The Company leases its equipment on a short-term basis, generally for three to nine months, to seismic contractors who need additional capacity to complete a seismic survey. In doing so, the Company enables its customers to achieve operating and capital investment efficiencies. Demand for short-term seismic equipment leases is affected by many factors including: (i) the highly variable size and technological demands of individual seismic surveys,
(ii) seasonal weather patterns and sporadic demand for seismic services in certain regions, (iii) rapidly changing technology and (iv) costs of seismic equipment. The Company believes these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. The Company's equipment lease rates vary according to an item's expected useful life, utilization and initial cost. For example, monthly lease rates for seismic recording channel boxes typically range between 6% and 8% of the original cost of the equipment.

     A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. The Company's customers may lease a small amount of equipment to expand an existing crew's capabilities or a complete seismic data acquisition system to equip an entire crew. The Company believes that it achieves high utilization of its equipment and operational efficiencies due to the large number of equipment items it has available for lease, which provides the flexibility to meet customers' needs. The Company's lease pool utilization for the year ended January 31, 1998 was approximately 65%. Due to the varying operating conditions created by seasonal weather patterns, the Company estimates its maximum lease pool utilization is approximately 75-80%.

     Certain of the Company's leases contain a purchase option, allowing the customer to apply a portion of the lease payments to the eventual purchase of the equipment. Additionally, the Company sells a broad range of used seismic equipment on a worldwide basis and, in certain markets, acts as a sales representative or distributor for new seismic equipment.

     The Company has supply and exclusive lease referral agreements with several leading seismic equipment manufacturers including I/O, Sercel and Pelton. The Company believes that these agreements provide it with a significant competitive advantage. Under these agreements, the Company is the exclusive worldwide short-term leasing representative for certain products, except in the case of the I/O Agreement, which limits the Company's exclusivity to the Western Hemisphere. Additional agreements exist with certain of these manufacturers allowing the Company to act as sales representative or distributor for such manufacturer's products in selected markets. These agreements have varying terms and expire in 1998 through 2000, subject to modification or extension.

BUSINESS STRATEGY

     The Company's business strategy is to meet the expanding needs of users of seismic equipment through its leasing and support services. To accomplish this, the Company has identified the following major objectives:

     - ENLARGE AND DIVERSIFY THE SEISMIC EQUIPMENT LEASE POOL. Due to the increasing demand for seismic services and the expanding size and variability of seismic surveys, the Company intends to continue to increase the size and diversity of its equipment lease pool. The Company believes that the availability of a larger and more diverse seismic equipment lease pool will encourage seismic survey companies to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases. The Company is also evaluating the feasibility of broadening its equipment lease pool to include certain marine seismic equipment.

     - EXPAND INTERNATIONAL OPERATIONS. Historically, the Company's activities outside North America have consisted of equipment sales, with a limited amount of leasing activities. In fiscal 1998, the Company's leasing activities in South America and other international locations have increased significantly. The Company believes that it will be able to expand its international leasing activities as its equipment lease pool expands and as its customers' operations continue to grow in international markets. The Company receives referrals from Sercel and other manufacturers on a worldwide basis. The Company believes that its alliances with manufacturers will help it to further penetrate international markets, where such manufacturers are well-recognized and have well-developed business relationships.

     - DEVELOP AND ENHANCE ALLIANCES WITH MAJOR SEISMIC EQUIPMENT MANUFACTURERS. The Company's alliances with leading seismic equipment manufacturers such as I/O and Sercel allow it to expand its equipment lease pool on favorable terms and increase customer referrals. The Company believes such alliances improve its relations with customers and provide a significant competitive advantage. The Company has exclusive short-term lease agreements with four manufacturers and is seeking to expand the scope of existing alliances, as well as develop additional arrangements.

     - PURSUE ADDITIONAL BUSINESS DEVELOPMENT OPPORTUNITIES. The Company regularly evaluates opportunities to expand its business activities within the oil service industry, particularly in the seismic sector. For example, the Company is evaluating a joint venture with a seismic acquisition company and a seismic data processing company to pursue multi-client seismic activities in selected areas of North America. Multi-client seismic data would be acquired and owned by the joint venture and marketed to numerous oil and gas companies for use in their exploration and production operations.

SEISMIC TECHNOLOGY AND THE INDUSTRY

     Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920's and has advanced significantly with improvements in computing and electronic technologies. In recent years, the oil and gas industry has significantly expanded its use of 3-D seismic which provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited.

     Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves, and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of
(i) a central electronics unit that records and stores digital data ("CEU"),
(ii) seismic recording channel boxes that contain from one to six seismic channels ("channel boxes"), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, compressed air guns or earth vibrators that create the necessary acoustic wave to be recorded and (v) other peripheral, or accessory, equipment. Peripheral equipment includes geophysical cables that transmit digital seismic data from the channel boxes to the CEU, survey equipment, drilling equipment for shot holes and other equipment.

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

     In the past, the 2-D seismic survey was the standard data acquisition technique used to describe geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys require much larger data acquisition systems. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than does

2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drillsite or oil and gas reservoir.

     In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions whether or where to drill are critical to the overall process. Because 3-D seismic data increase drilling success rates and reduce costs, the Company believes that oil and gas companies are increasingly requiring 3-D seismic surveys in their activities. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit the data, seismic data acquisition systems have been expanding in size during the past several years.

     Recent industry advances include the use of high resolution 2-D, three-component geophones ("3C-3D"), which enhance the 3-D image, and time lapse ("4-D") seismic, where surveys are periodically reacquired to allow the monitoring of a producing oil and gas field for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs and consequently, have increased demand for seismic data acquisition equipment and services.

     With the expanded use of seismic technology, particularly 3-D seismic, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is requiring seismic acquisition companies to use data acquisition systems with a greater number of seismic recording channels. Additionally, in many areas, such as North America, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys which today average approximately 1,500 channels and often use 3,000 or more channels. The Company believes that many seismic service companies will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary to meet specific survey requirements, and thereby reduce the substantial capital expenditures necessary to purchase such equipment.

BUSINESS AND OPERATIONS

     SEISMIC EQUIPMENT LEASING. The Company typically purchases new and used seismic equipment for short-term (less than one year) lease to its customers, which primarily include seismic service companies. After the termination of the original equipment lease, the Company enters into additional short-term leases with other customers, often leasing such equipment multiple times until the end of its useful life or its sale. The Company's equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer's job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. The Company's customers generally lease seismic equipment to meet shortages of recording channels and related equipment for specific surveys. Typically, the Company does not lease all of the channel boxes and other peripheral equipment required for seismic surveys, although it has the capability to lease equipment for an entire seismic system and, from time to time, will do so.

     The Company currently has an equipment lease pool comprising a total of approximately 17,920 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and survey and other equipment. All of the Company's lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

     The Company's equipment leases generally have terms of three to nine months and are typically renewable on a month-to-month basis. The Company offers maintenance of its leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment as necessary. In addition, the Company provides telephone support services to answer its lease customers' questions.

     The Company's equipment lease rates vary according to an item's expected useful life, utilization and initial cost. For example, monthly lease rates for seismic recording channel boxes typically range between 6% and 8% of the original cost of the equipment. Lease payments are due and payable on the first day of each month of the lease term. The lessee must also obtain and keep in force insurance for the replacement value of the equipment and a specified minimum amount of general liability and casualty insurance on the leased equipment during the term of the lease. Before equipment is delivered, the lessee must provide certification that the Company has been named an additional insured and loss payee on its policies. The lessee is responsible for all maintenance and repairs of leased equipment other than those arising from normal wear and tear. All taxes (other than U.S. federal income taxes) and assessments are the contractual obligation of the lessee. To the extent foreign taxes are not paid by the lessee, the relevant foreign taxing authority might seek to collect such taxes from the Company. To date, no such collection action has been taken against the Company.

     A majority of the Company's leasing revenues have historically come from North American operations. Within North America, a significant portion of the Company's total revenues are attributable to Canadian operations. Management believes that the United States and Canada will continue to be the focal points of the Company's seismic equipment leasing operations for the foreseeable future, although the Company is pursuing an expanded presence in other international locations such as South America and the Far East.

     Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's lease operations in Canada, where a significant percentage of the seismic survey activity usually occurs in the winter season, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In the United States, most of the seismic survey work is not usually affected by weather. As a result of weather conditions, the Company attempts to manage its equipment lease pool to meet seasonal demands. Equipment leased in Canada during the winter months may be moved to the United States in the warmer months.

     SEISMIC EQUIPMENT SALES. The Company's equipment sales business serves a diverse base of industry, governmental, university and research customers. The Company typically buys used equipment for resale and new equipment in response to specific customer orders. On occasion, the Company will also hold equipment of third parties and sell such equipment on consignment.

     SEISMIC EQUIPMENT LEASE/PURCHASES.   The Company's lease/purchase
activities reflect the two components involved in lease/purchase option contracts. The lease revenue component represents the lease amounts paid under the lease/purchase contracts and the sales component represents the sales revenue and related cost associated with the customers' exercise of the purchase option.

     SEISMIC EQUIPMENT COMMISSIONED SALES. Under the Sercel Sales Agreement dscussed below, the Company receives sales commissions on all Sercel equipment and spare parts sold in Canada.

KEY SUPPLIER AGREEMENTS

THE I/O AGREEMENT

     Under the I/O Agreement, which was originally entered into in February 1994, the Company is the exclusive third-party recipient of requests from I/O customers and others to lease, on a short-term basis, channel boxes and certain peripheral equipment in North and South America through May 31, 2000. The Company may also acquire certain equipment from I/O at favorable prices based upon the volume of channel boxes purchased. Subject to certain exceptions, I/O may not recommend or suggest any competitor of the Company as a potential lessor of I/O channel boxes in North and South America. As a manufacturer of complete data acquisition systems that are compatible only with I/O channel boxes, I/O typically receives inquiries to lease I/O channel boxes from customers desiring to expand the capacities of their systems on a short-term basis.

     A condition of the I/O Agreement is that the Company must purchase an aggregate of $13.25 million of I/O 3-D channel boxes on or before May 31, 2000 in the following stated installments: (i) by November 30, 1996, at least $3.0 million, (ii) from January 1, 1997 through May 31, 1997, at least $1.25 million and (iii) in each of the years from June 1, 1997 through May 31, 1998, June 1 through May 31, 1999, and June 1, 1999 through May 31, 2000, at least $3.0 million. As of January 31, 1998, the Company had purchased I/O equipment totaling over $13.25 million under the I/O Agreement, thereby exceeding its purchase requirements under this agreement.

     Under the I/O Agreement, I/O must inform the Company by telephone, facsimile or letter of the identity of the third party prospective lessee and the terms, if any, that have been discussed regarding a proposed lease. The Company may then contact the prospective lessee and negotiate the terms of a proposed lease of channel boxes. If the Company (i) is unable to lease the channel boxes due to a shortage in its lease fleet, (ii) cannot agree with a prospective lessee on the terms of a proposed lease within 72 hours of the lessee's introduction to the Company or (iii) otherwise chooses not to lease to a prospective lessee, then I/O may lease channel boxes to the prospective lessee. I/O has indicated that the 72-hour time period may be extended as long as the Company and a prospective lessee are engaged in good faith negotiations and neither of them has terminated such negotiations.

     Leases of channel boxes with purchase options are specifically excluded from the I/O Agreement. Therefore, I/O may continue to enter into leases with purchase options in North and South America during the term of the I/O Agreement. I/O may also continue to sell channel boxes during the term of the I/O Agreement.

     The Company primarily purchases new channel boxes from I/O, but from time to time purchases channel boxes from I/O's existing lease fleet. All of the new channel boxes purchased from I/O have a warranty which covers, with certain exceptions, defects in workmanship for six months and defects in materials and parts for 12 months. Used channel boxes acquired from I/O's existing lease fleet will be refurbished by I/O and have a warranty which covers, with certain exceptions, defects in workmanship for three months.

     The I/O Agreement is subject to termination by I/O upon the occurrence of
(i) the Company's failure to comply with the terms of the I/O Agreement after having received written notice of its non-compliance, (ii) the Company's discontinuance as a going concern, (iii) the Company's default in the payment of any obligations to I/O after having received notice that payment is due,
(iv) the Company's insolvency or bankruptcy, (v) Billy F. Mitcham, Jr. no longer owning at least 250,000 shares of Common Stock of the Company, (vi) Billy F. Mitcham, Jr. no longer remaining as the President of the Company,
(vii) any transfer of the I/O agreement by merger, consolidation, or liquidation or (viii) the Company's assignment, or attempted assignment of its rights under the agreement.

THE SERCEL LEASE AGREEMENT

     In September 1996, the Company entered into the Exclusive Equipment Lease Agreement with Sercel (the "Sercel Lease Agreement"), under which the Company acts as Sercel's exclusive worldwide short-term leasing representative and Sercel must refer to the Company all requests it receives (other than requests from its affiliates) to lease its 3-D data acquisition equipment and other field equipment, through December 31, 1999. Subject to the exceptions discussed below, Sercel may not recommend or suggest any competitor of the Company as a potential lessor of such data acquisition equipment. In addition, the Company may not engage in financing leases and leases for a duration of more than one year.

     A condition of the Sercel Lease Agreement is that the Company purchase an aggregate of $10.2 million of Sercel data acquisition and other field equipment on or before December 31, 1999. At January 31, 1998, the Company had exceeded its purchase requirements under the Sercel Lease Agreement.

     Sercel must inform the Company of the identity of the third party prospective lessee and the terms, if any, that have been discussed regarding a proposed lease. If the Company either (i) is unable to lease the Sercel equipment due to a shortage in its lease fleet, (ii) cannot agree with a prospective lessee on the terms of a proposed lease within five business days of the lessee's introduction to the Company or (iii) otherwise chooses not to lease to a prospective lessee, then Sercel may lease its equipment to the prospective lessee.

     The agreement is subject to termination by Sercel (i) at any time upon (a) Sercel's reasonable belief that the Company has violated or intends to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) the Company's refusal or inability to certify that it is in compliance with laws applicable to its activities or (c) the Company's insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern and
(ii) upon 90 days prior written notice if the Company no longer employs Billy F. Mitcham, Jr. in a senior management capacity.

THE SERCEL SALES AGREEMENT

     Through Mitcham Canada Ltd., the Company's wholly-owned subsidiary formed in September 1996, the Company entered into the Commercial Representation Agreement (the "Sercel Sales Agreement") with Georex, Inc. ("Georex"), a wholly-owned subsidiary of Sercel, under which the Company is Sercel's designated sales representative in Canada for its data acquisition and other field equipment through September 19, 1999, subject to earlier termination after September 20, 1998, on 90 days prior notice. If not sooner terminated, the agreement will automatically be extended for successive one-year periods after September 19, 1999. Under the agreement, the Company is entitled to receive a commission on all Sercel equipment and spare parts sold in Canada.

     In November 1996, in connection with the Sercel Sales Agreement and the Sercel Lease Agreement, the Company established an office in Calgary, Alberta, Canada to sell, service and lease Sercel equipment and to lease and service equipment of other manufacturers. The Company is prohibited from selling certain seismic equipment that competes with Sercel equipment during the term of the agreement and for six months thereafter, except that the Company may sell individual components that compete with components of Sercel equipment, such as I/O channel boxes and Pelton vibrator control electronics, as well as any seismic equipment previously used in its lease fleet.

     The Sercel Sales Agreement is subject to termination by Georex upon (i) Georex's reasonable belief that the Company has violated or intends to violate the Foreign Corrupt Practices Act of 1977, as amended, (ii) the Company's refusal or inability to certify that it is in compliance with laws applicable to its activities or (iii) the Company's insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern.

OTHER AGREEMENTS

     In May 1996, the Company entered into an exclusive lease referral agreement (the "Pelton Agreement") with Pelton. The Company believes Pelton is the leading manufacturer and supplier of vibrator control electronics. The terms of the Pelton Agreement regarding exclusive lease referrals and favorable prices are substantially similar to those of the I/O Agreement, except that the Company has the exclusive referral rights with respect to Pelton's vibrator control electronics worldwide, through December 31, 1998. Thereafter, such agreement is automatically extended until terminated by either party upon three months prior written notice.

     In October 1997, the Company entered into the Exclusive Lease Representative and Distributor Agreement with StrucTec (the "StrucTec Agreement"), which manufactures and distributes replacement batteries and battery packs for seismic data acquisition equipment of several manufacturers. Under the StrucTec Agreement, through October 29, 1999, the Company is the exclusive worldwide short-term leasing representative and distributor of replacement batteries, battery packs and certain other peripheral equipment manufactured by StrucTec. The Company is also the exclusive worldwide distributor of StrucTec products, except that StrucTec may continue to sell its products to seismic equipment manufacturers.

     The Company is also engaged in discussions with other seismic equipment manufacturers regarding terms pursuant to which the Company would act as an exclusive lease or sales representative with respect to their equipment.

CUSTOMERS; SALES AND MARKETING

     The Company's major lease customers are seismic data acquisition companies and major and independent oil and gas companies. The Company typically has a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 1998, the Company had 37 lease customers with active leases of various lengths. Customers of the Company's used and new seismic equipment sales and service business include its lease customers, foreign governments, universities, engineering firms and research organizations worldwide.

     The Company participates in both domestic and international trade shows and expositions to inform the oil and gas industry of its products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a biannual listing of equipment offerings is mailed to over 3,000 oil and gas industry participants. The Company believes this mailing generates significant seismic equipment lease and sales revenues. In addition, the Company advertises its alliances with each of I/O, Sercel and Pelton in several major geophysical trade journals. The Company also maintains a web site on which it lists its seismic equipment for sale and lease.

     The Company works with a network of representatives in several international markets, including Europe, the Far East and the Commonwealth of Independent States. These agents generate equipment sales and, to a lesser extent, equipment leasing business for the Company and are compensated on a commission basis. The Company also expends resources in the areas of customer service, product support and the maintenance of customer relationships. In November 1996, the Company established an office in Calgary, Alberta, Canada from which it leases and sells seismic equipment.

COMPETITION

     Competition in seismic equipment leasing is fragmented, and the Company is aware of several companies that engage in seismic equipment leasing. The Company believes that its competitors, in general, do not have as extensive a seismic equipment lease pool as does the Company. The Company also believes that its competitors do not have similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition firms that may lease equipment that is temporarily idle. Under the I/O Agreement, I/O and its subsidiary, Global Charter Corporation, retain the right to continue to (i) lease channel boxes in certain situations where the Company and a prospective lessee cannot or do not enter into a lease, as more fully described in the I/O Agreement, (ii) lease channel boxes with a purchase option in North and South America and (iii) lease channel boxes outside of North and South America. Global owns and operates a lease fleet of rental seismic equipment, including 3-D channel boxes. Global leases seismic equipment subject to purchase options and arranges the financing for such leases. The Company does not believe those equipment leases compete with the Company's seismic equipment leases, as the Company does not typically engage in lease/purchase arrangements for I/O seismic equipment.

     The Company competes for seismic equipment leases on the basis of (i) price and delivery, (ii) availability of both peripheral seismic equipment and complete data acquisition systems which may be configured to meet a customer's particular needs and (iii) length of lease term. The Company competes in the used equipment sales market with a broad base of seismic equipment owners, including seismic service companies which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than the Company. The Company believes there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.

SUPPLIERS

     The Company has several suppliers of seismic equipment for its lease fleet. The Company currently acquires the majority of the 3-D channel boxes for its lease fleet from I/O and Sercel and acquires the majority of its vibrator control electronics from Pelton. The Company believes that I/O and Sercel manufacture most of the land-based seismic systems and equipment in use. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Charge-Air Compression Systems (compressors), Steward Cable (cables), Trace Exploration (seismic vibrators), Mark Products (geophones and cables) and Mertz, Inc. (seismic vibrators). From time to time, the Company purchases new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

EMPLOYEES

     As of January 31, 1998, the Company had 33 employees, none of whom is covered by a collective bargaining agreement. Twenty-seven employees are involved in sales, management and administration and six work in field operations. The Company considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company owns its corporate office and warehouse facilities in Huntsville, Texas. Its headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. The Company also leases approximately 10,000 square feet of office and warehouse space at its facilities in Calgary, Alberta, Canada.

ITEM 3.  LEGAL PROCEEDINGS

     On April 23, 1998, a class action lawsuit was filed against the Company and its chief executive officer and chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The complaint, styled Stanley Moskowitz V. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. The complaint seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998 and damages in an unspecified amount plus costs and attorney's fees. The complaint alleges materially false and misleading misrepresentations and omissions in public filings and announcements concerning the Company's business and its allowance for doubtful accounts. The Company believes that the plaintiffs' allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

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

                                                  HIGH           LOW
                                                 ------         ------
    Fiscal Year Ended January 31, 1997:
      First Quarter                                   8          5 1/8
      Second Quarter                                  8          5 3/4
      Third Quarter                               6 1/2          5 3/8
      Fourth Quarter                              9 7/8          5 7/8
    Fiscal Year Ended January 31, 1998:
      First Quarter                               9 1/4          6 1/8
      Second Quarter                             15 3/8          6 5/8
      Third Quarter                              29 5/8         14 1/2
      Fourth Quarter                             33 1/8         12 5/8
    Fiscal Year Ended January 31, 1999:
      First Quarter                              19 1/4          9 3/4
      Second Quarter (through May 8, 1998)       13 1/8         10 3/4

     On May 11, 1998, the last reported sale price for the Common Stock on the Nasdaq National Market was $12 3/4. As of January 31, 1998, there were 92 shareholders of record of the Common Stock.

                             DIVIDEND POLICY

    The Company has not paid any cash dividends on the Common Stock since its inception, and the Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain earnings, if any, for use in developing and expanding the Company's business. In addition, the Company's bank loan agreement restricts the payment of dividends. In the future, payment of dividends by the Company will also depend on the

Company's financial condition, results of operations and such other factors as the Board of Directors may consider.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Company leases and sells seismic equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at January 31, 1998 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

     For the years ended January 31, 1997 and 1998, revenues from foreign customers totaled $6.8 million and $17.1 million, respectively. While most of the Company's transactions with foreign customers are denominated in United States dollars, some of the Company's transactions with Canadian customers are denominated in Canadian dollars. The Company has not been subject to material gains or losses resulting from currency fluctuations and has not engaged in currency hedging activities.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 1997

     Revenues for fiscal 1998 of $42.0 million represented an increase of $27.3 million, or 186%, over fiscal 1997 revenues of $14.7 million. Short-term leasing services generated revenues of $17.1 million for fiscal 1998, an increase of $9.0 million, or 111%, as compared to $8.1 million for fiscal 1997. This increase reflected additions to the equipment lease pool throughout fiscal 1998 to meet lease demand. Seismic equipment sales for fiscal 1998 were $9.3 million, an increase of $6.5 million, or 231%, as compared to $2.8 million for fiscal 1997. The increase in sales was due primarily to customer purchases of lease pool equipment at the end of the lease contract that were not entered into originally as a lease/purchase contract. In fiscal 1998, the Company's customers in several instances preferred to enter into a lease of seismic equipment with an option to purchase at the end of the lease term. Lease services from lease/purchase contracts generated revenues of $2.4 million for fiscal 1998, an increase of $1.0 million, or 76%, as compared to $1.4 million for fiscal 1997, and sales from lease/purchase equipment generated revenues of $12.8 million, an increase of $10.4 million or 435%, as compared to $2.4 million for fiscal 1997. The increase in lease/purchase revenues was due primarily to an increase in customer's demand for lease/purchase option contracts. Sales commission revenues were $404,000 for fiscal 1998. These revenues resulted from sales of equipment under the Company's sales agreement with Sercel. There were no sales commission revenues in fiscal 1997 primarily because the Company's Canadian offices were not established until November 1996.

  The Company's leasing revenues from both short-term leasing services and lease/purchase contracts increased by $10.0 million. The Company's sublease costs increased by $274,000, or 135%, and depreciation, which related primarily to equipment available for lease, increased by $3.5 million, or 112%, due to the increase in the equipment lease pool, resulting in an increase in net short-term leasing revenues of $6.2 million.

     Gross margins on sales of equipment under lease/purchase agreements were 5% and 20% for fiscal 1998 and 1997, respectively. Gross margins decreased substantially in the fiscal year ended January 31, 1998 because the Company sold primarily newer equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool. In fiscal 1997 there were fewer of these low margin transactions and the equipment sold was older and more depreciated.

     Gross margins on seismic equipment sales were 10% and 34% for fiscal 1998 and 1997, respectively. Gross margins decreased substantially in the fiscal year ended January 31, 1998 because the Company sold primarily newer equipment that had only recently been purchased and added to the Company's equipment lease pool. In the same prior year period and in the past, the Company sold primarily older, more fully depreciated equipment, yielding significantly greater margins.

     The Company's provision for doubtful accounts expense decreased from $1.3 million in fiscal 1997 to $842,000 in fiscal 1998. The decrease was a result of no bankruptcy filings by any of the Company's customers in fiscal 1998 as opposed to fiscal 1997 when one of the Company's customers, Grant Geophysical, Inc. ("Grant") filed for bankruptcy. The provision for doubtful accounts expense was 2% of total revenues in fiscal 1998 and 9% of total revenues in fiscal 1997. As of January 31, 1998, the Company's allowance for doubtful accounts was approximately $1.0 million.

     The Company's effective income tax rate was approximately 38% for fiscal 1998 as compared to approximately 35% for fiscal 1997. The higher tax rate was due to the Company's Canadian subsidiary which is subject to income taxation in Canada where a higher tax rate is in effect.

     Net income for fiscal 1998 was $6.4 million, which increased by $3.7 million, or 137% as compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1998, the Company had net working capital of approximately $33.4 million and $15.0 million of availability under its bank credit facilities. Net cash provided by operating activities for the year ended January 31, 1998 decreased by $466,000, as compared to the same prior year period, primarily as a result of an increase in trade accounts receivable. At January 31, 1998, the Company had trade accounts receivable of $3.9 million that were more than 90 days past due, with four customers owing an aggregate of $1.5 million of such amount. As of January 31, 1998, the Company's allowance for doubtful accounts was approximately $1.0 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

     Grant's plan of reorganization was approved by the bankruptcy court on September 30, 1997. As of January 31, 1998, the Company had received payments from Grant totaling $1.2 million, which represents final settlement on the amounts owed the Company representing post-bankruptcy petition claims of approximately $1.6 million. The Company's chief financial officer is a member of the creditors committee. As a result of the chief financial officer's discussions with the creditors legal counsel, the Company expects to collect one-half of pre-bankruptcy petition claims, which total approximately $755,000. All of the approximately $750,000 that will not be collected from Grant has been written off. The Company is currently leasing seismic equipment to Grant.

     During March 1997, the Company completed a public offering of 3,450,000 shares of Common Stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and expenses of the offering) were approximately $18.2 million. The net proceeds were used to purchase additional 3-D seismic data acquisition equipment, to pay outstanding debt to the Company's commercial lender under a revolving line of credit and a term loan and for certain other purposes.

     Prior to December 8, 1997, the Company had a $5.0 million line of credit with Bank One, Texas, N.A. ("Bank One"). At January 31, 1998, the Company had not drawn any amounts under that line of credit. As of December 8, 1997, the Company replaced the previous line of credit with a working capital revolving line of credit of up to $15 million from Bank One (the

"New Revolver"). Interest on advances under the New Revolver will be payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, will range between LIBOR plus 1.75% and LIBOR plus 2.75% depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, will range between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company will owe Bank One each fiscal quarter a fee equal of 0.25% of the average daily unused portion of the New Revolver calculated for the previous quarter. Advances will be limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The New Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The New Revolver will expire on December 8, 1999, at which time the unpaid principal amount of the New Revolver will be due and payable in full.

     During December 1997, the Company completed a public offering of a total of 1,920,000 shares of its common stock, of which 1,900,000 shares were sold by the Company and 20,000 shares were sold by the selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and expenses of the offering) were approximately $33.6 million. In the fourth quarter of fiscal 1998, $18.3 million of the proceeds were used to pay for lease pool equipment which was either leased or sold to customers.

     As of January 31, 1998, capital expenditures for fiscal 1998 totaled approximately $41.2 million. The Company has budgeted capital expenditures of approximately $25 million for fiscal 1999. At January 31, 1998, the Company had satisfied or exceeded the minimum purchase requirements under the I/O Agreement, and had exceeded the minimum purchase requirements under its Exclusive Equipment Lease Agreement with Sercel. Management believes that the net proceeds of the December 1997 offering, cash provided by operations and funds available from its commercial lender will be sufficient to fund its operations and budgeted capital expenditures for fiscal 1999.

     YEAR 2000. The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that is used by the Company is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that Year 2000 problem will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item appears at pages F-1 through F-22 hereof and incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding directors and executive officers of the Company will be set forth in the proxy statement for the 1998 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference. Information regarding compliance by the officers, directors and control persons of the Company with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the heading "Executive Compensation," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the heading "Principal Holders of Securities and Security Ownership of Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the heading "Certain Transactions," and is incoporated herein by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER
--------------
3.1 -- Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.(1) (Exhibit 3.1)
3.2   --  Amended and Restated Bylaws of Mitcham Industries, Inc. (1) (Exhibit
          3.2)
4.1 -- Copy of Specimen stock certificate evidencing Common Stock of Mitcham Industries, Inc.(2)(Exhibit 4.1)
9     --  Voting Agreement, dated September 20, 1993, between the Company, Billy
          F.  Mitcham, Jr. and certain shareholders (1) (Exhibit 9)
10.1 -- Exclusive Lease Referral Agreement, dated February 22, 1994, between Mitcham Industries, Inc. and Input/Output, Inc., as amended. (3) (Exhibit 10.1)
10.2 -- Fifth Amendment to Exclusive Lease Referral Agreement with Input/Output, dated January 9, 1997 (7) (Exhibit 10.2)
10.3 -- Registration Rights Agreement, dated September 20, 1993, between the Company and certain shareholders (1) (Exhibit 10.14)
10.4 -- Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (7) Exhibit 10.4) **
10.5 -- Consulting Agreement, dated April 1, 1994, between the Company and Billy F. Mitcham, Sr. (1) (Exhibit 10.16)
10.6 -- First Amendment to Consulting Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (7) (Exhibit 10.6)
10.7 -- Promissory Note, dated September 22, 1995, in the original principal amount of $276,250, made payable by the Company to the order of First National Bank of Huntsville (4) (Exhibit 10.26)
10.8  --  Deed of Trust, dated September 22, 1995, securing the $276,250 loan
          (4) (Exhibit10.27)
10.9 -- Promissory Note, dated January 31, 1996, in the original principal amount of $1,000,000 made payable by the Company to the order of Bank One, Texas, National Association ("Bank One") (5) (Exhibit 10.8)
10.10 -- Promissory Note, dated January 31, 1996, in the original principal amount of $4,206,000, made payable by the Company to the order of Bank One Leasing Corporation ("Banc One Leasing") (5) (Exhibit 10.9)
10.11 -- Letter Loan Agreement, dated January 31, 1996, as amended, between the Company, Bank One and Banc One Leasing Corporation (5) (Exhibit 10.10)
10.12 -- Assignment of Leases, dated January 31, 1996, between the Company, Bank One and Banc One Leasing (5) (Exhibit 10.11)
10.13 -- Security Agreement, dated January 31, 1996, between the Company, Bank One, and Banc One Leasing (5) (Exhibit 10.12)
10.14 -- Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc. (6) (Exhibit 10.1)
10.15 -- Exclusive Equipment Lease Agreement, effective September 20, 1996, between the Company and SERCEL, S.A. (6) (Exhibit 10.2)
10.16 -- Commercial Representation Agreement, effective September 20, 1996, between Mitcham Canada LTD., an Alberta corporation, and Georex, Inc.
          (6) (Exhibit 10.3)
10.17 -- First Amendment of Exclusive Lease Referral Agreement, dated January 1997, between the Company and Pelton. (7) (Exhibit 10.17)
10.18 --  1994 Stock Option Plan of Mitcham Industries, Inc. (2) (Exhibit 10.9)
          **
10.19 --  Form of Incentive Stock Option Agreement (2) (Exhibit 10.10)
10.20 --  Form of Nonqualified Stock Option Agreement (2) (Exhibit 10.11)
10.21 -- 1994 Non-Employee Director Stock Option Plan of Mitcham Industries, Inc. (2) (Exhibit 10.12) **
10.22 --  Form of Nonqualified Stock Option Agreement (2) (Exhibit 10.13)
10.23 -- Form of Mitcham Industries, Inc. customer lease agreement (1) (Exhibit 10.20)
10.24 -- Letter Loan Agreement, dated January 16, 1997, between the Company and BankOne (8) (Exhibit 10.24)
10.25 -- Assignment of Leases, dated January 16, 1997, between the Company and Bank One (8) (Exhibit 10.25)
10.26 -- Security Agreement, dated January 16, 1997, between the Company and Bank One (8) (Exhibit 10.26)
10.28 -- First Amendment to Letter Loan Agreement, dated January 16, 1997, among the Company, Bank One and Bank One Leasing (8) (Exhibit 10.28)
21    --  Subsidiaries of the Company (6) (Exhibit 11)
23    --  Consent of Hein + Associates LLP *
27    --  Financial Data Schedule\*
---------------
*    Filed herewith
**   Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the indicated exhibit number of the Registrant's Registration Statement on Form SB-2 (File No. 33-81164-D), filed with the SEC on July 5, 1994.
(2) Incorporated by reference to the indicated exhibit number of the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, filed with the SEC on November 9, 1994.
(3) Incorporated by reference to the indicated exhibit number of the Registrant's Amendment No. 3 to the Registration Statement on Form SB-2, filed with the SEC on December 12, 1994.
(4) Incorporated by reference to the indicated exhibit number of the Registrant's Post-Effective amendment No. 2 to its Registration Statement on Form SB-2, filed with the SEC on October 30, 1995.
(5) Incorporated by reference to the indicated exhibit number of the Registrant's Post-Effective amendment No. 4 to its Registration Statement on Form SB-2, filed with the SEC on April 17, 1996.
(6) Incorporated by reference to the indicated exhibit number of the Registrant's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.
(7) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.
(8) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.

(b) REPORTS ON FORM 8-K

     NONE

                                 SIGNATURES

  Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf the undersigned, thereunto duly authorized, in the City of Huntsville, State of Texas, on the 14th day of May 1998.

                                        MITCHAM INDUSTRIES, INC.



                                        By: /s/ BILLY F. MITCHAM, JR.
                                           ---------------------------------
                                           Billy F. Mitcham, Jr., Chairman of
                                             the Board, President and Chief
                                              Executive Officer (principal
                                                   executive officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT ON FORM 10-KSB HAS BEEN SIGNED BELOW BY THE PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

          SIGNATURE               TITLE/CAPACITY              DATE
          ---------               --------------              ----
  /s/ BILLY F. MITCHAM, JR      Chairman of the Board,     May 14, 1998
---------------------------     President and Chief
     Billy F. Mitcham, Jr.      Executive Officer


   /s/ PAUL C. MITCHAM          Vice President -           May 14, 1998
---------------------------     Operations and Director
     Paul C. Mitcham

    /s/ ROBERTO RIOS            Vice President -           May 14, 1998
---------------------------     Finance, Secretary,
       Roberto Rios             Treasurer and Director
                                (principal financial
                                and accounting officer)

 /s/ WILLIAM J. SHEPPARD        Vice President -           May 14, 1998
---------------------------     International Operations
    William J. Sheppard         and Director

                         MITCHAM INDUSTRIES, INC.

                           FINANCIAL STATEMENTS
                     AND INDEPENDENT AUDITOR'S REPORT

                           JANUARY 31, 1998

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                      PAGE
                                                                      ----
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Balance Sheet as of January 31, 1998. . . . . . . . . .   F-3
Consolidated Statements of Income for the Years Ended
  January 31, 1997 and 1998. . . . . . . . . . . . . . . . . . . . .   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Years ended January 31, 1997 and 1998. . . . . . . . . . .   F-5
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 1997 and 1998. . . . . . . . . . . . . . . . . . . . .   F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheet of Mitcham Industries, Inc. and Subsidiary as of January 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiary as of January 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 1998, in conformity with generally accepted accounting principles.


/s/  HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Houston, Texas
April 17, 1998

                            MITCHAM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 1998

                                    ASSETS

Current assets:
     Cash                                                         $ 7,498,000
     Marketable securities, at market                              25,009,000
     Accounts receivable, net of allowance for doubtful
       accounts of $1,024,000                                      14,070,000
     Installment trade receivables                                    444,000
     Inventory                                                        942,000
     Prepaid expenses and other current assets                        248,000
     Income taxes receivable                                          211,000
                                                                  -----------
          Total current assets                                     48,422,000
Seismic equipment lease pool, net of accumulated depreciation      42,236,000
Property and equipment, net of accumulated depreciation               898,000
Other assets                                                            6,000
                                                                  -----------
          Total assets                                            $91,562,000
                                                                  -----------
                                                                  -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $ 8,400,000
     Deferred income taxes payable                                     45,000
     Deferred revenue                                               1,055,000
     Accrued liabilities and other current liabilities              5,532,000
                                                                  -----------
          Total current liabilities                                15,032,000
Deferred income taxes                                               2,294,000
                                                                  -----------
          Total liabilities                                        17,326,000
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;
    none issued and outstanding                                            --
  Common stock, $.01 par value; 20,000,000 shares authorized;
    9,425,759 shares, issued and outstanding                           94,000
  Additional paid-in capital                                       61,275,000
  Retained earnings                                                12,770,000
  Cumulative translation adjustment                                    97,000
                                                                  -----------
     Total shareholders' equity                                    74,236,000
                                                                  -----------
     Total liabilities and shareholders' equity                   $91,562,000
                                                                  -----------
                                                                  -----------

                            MITCHAM INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        YEARS ENDED JANUARY 31,
                                                      ---------------------------
                                                          1997            1998
                                                      -----------     -----------
Revenues:
  Short-term leasing                                  $ 8,106,000     $17,115,000
  Lease/purchase activities:
    Leasing revenues                                    1,387,000       2,435,000
    Sales of equipment                                  2,388,000      12,770,000
  Sales of seismic equipment                            2,809,000       9,303,000
  Sales commissions                                            --         404,000
                                                      -----------     -----------
        Total revenues                                 14,690,000      42,027,000
                                                      -----------     -----------
Costs and expenses:
  Seismic equipment subleases                             203,000         477,000
  Cost of sales:
    Sales of seismic equipment under lease/purchase
      agreements                                        1,918,000      12,163,000
    Other sales of seismic equipment                    1,865,000       8,334,000
  Repairs, net                                            120,000         530,000
  General and administrative                            1,808,000       3,166,000
  Provision for doubtful accounts                       1,346,000         842,000
  Depreciation                                          3,112,000       6,590,000
                                                      -----------     -----------
        Total costs and expenses                       10,372,000      32,102,000
                                                      -----------     -----------
Operating income                                        4,318,000       9,925,000
Other income (expense):
  Interest, net                                          (240,000)        340,000
  Other, net                                               73,000          74,000
                                                      -----------     -----------
Total other income (expense)                             (167,000)        414,000
                                                      -----------     -----------
Income before income taxes                              4,151,000      10,339,000
Provision for income taxes                              1,449,000       3,947,000
                                                      -----------     -----------
Net income                                            $ 2,702,000     $ 6,392,000
                                                      -----------     -----------
                                                      -----------     -----------
Earnings per common share:
  Basic                                               $      0.66     $      0.87
  Diluted                                             $      0.60     $      0.83
                                                      -----------     -----------
                                                      -----------     -----------
Shares used in computing earnings per common share:
  Basic                                                 4,114,000       7,307,000
  Diluted                                               4,526,000       7,686,000
                                                      -----------     -----------
                                                      -----------     -----------

                            MITCHAM INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED JANUARY 31, 1997 AND 1998

                                       COMMON STOCK          ADDITIONAL                     CUMULATIVE
                                   ---------------------      PAID-IN        RETAINED       TRANSLATION
                                    SHARES       AMOUNT       CAPITAL        EARNINGS       ADJUSTMENT       TOTAL
                                   ---------     -------    -----------     -----------     -----------   -----------
Balances, January 31, 1996         3,221,000     $32,000    $ 4,340,000     $ 3,676,000       $     -     $ 8,048,000
Issuance of common stock upon
  exercise of warrants             1,254,000      13,000      4,479,000               -             -       4,492,000
  Net income                               -           -              -       2,702,000             -       2,702,000
                                   ---------     -------    -----------     -----------       -------     -----------
Balances, January 31, 1997         4,475,000      45,000      8,819,000       6,378,000             -      15,242,000
  Issuance of common stock, net
    of offering expenses           4,775,000      48,000     51,743,000               -             -      51,791,000
  Issuance of common stock upon
    exercise of warrants and
    options                          176,000       1,000        713,000               -             -         714,000
  Cumulative translation
    adjustment                             -           -              -               -        97,000          97,000
  Net income                               -           -              -       6,392,000             -       6,392,000
                                   ---------     -------    -----------     -----------       -------     -----------
Balances, January 31, 1998         9,426,000     $94,000    $61,275,000     $12,770,000       $97,000     $74,236,000
                                   ---------     -------    -----------     -----------       -------     -----------
                                   ---------     -------    -----------     -----------       -------     -----------

                             MITCHAM INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED JANUARY 31,
                                                                   -----------------------------
                                                                       1997             1998
                                                                   ------------     ------------
Cash flows from operating activities:
  Net income                                                       $  2,702,000     $  6,392,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                    3,112,000        6,590,000
      Provision for doubtful accounts, net of chargeoffs              1,153,000         (476,000)
      Deferred income taxes                                             652,000          792,000
      Inventory                                                        (267,000)        (469,000)
      Trade accounts receivable                                      (3,422,000)      (9,299,000)
      Federal income taxes, current                                     (44,000)        (478,000)
      Accounts payable and other current liabilities                    193,000          661,000
      Other, net                                                        141,000           41,000
                                                                   ------------     ------------
        Net cash provided by operating activities                     4,220,000        3,754,000
                                                                   ------------     ------------
Cash flows from investing activities:
      Purchases of seismic equipment held for lease                 (14,011,000)     (34,511,000)
      Purchases of property and equipment                              (231,000)        (426,000)
  Purchase of marketable securities                                          --      (20,009,000)
  Disposal of lease pool equipment                                    2,603,000       10,495,000
                                                                   ------------     ------------
        Net cash used in investing activities                       (11,639,000)     (44,451,000)
                                                                   ------------     ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                 1,000,000               --
  Payments on short-term borrowings                                    (401,000)        (999,000)
  Proceeds from long-term debt                                        3,126,000               --
  Payments on long-term debt and capitalized lease obligations       (1,134,000)      (3,612,000)
  Proceeds from issuance of common stock upon exercise of
    warrants and options                                              4,492,000          714,000
  Proceeds from issuance of common stock, net of offering
    expenses                                                                 --       51,791,000
                                                                   ------------     ------------
        Net cash provided by financing activities                     7,083,000       47,894,000
                                                                   ------------     ------------
Net increase (decrease) in cash                                        (336,000)       7,197,000
Cash, beginning of period                                               637,000          301,000
                                                                   ------------     ------------
Cash, end of period                                                $    301,000     $  7,498,000
                                                                   ------------     ------------
                                                                   ------------     ------------
Supplemental cash flow information:
  Cash paid for:
        Interest                                                   $    385,000     $    143,000
        Taxes                                                           865,000        3,526,000
                                                                   ------------     ------------
                                                                   ------------     ------------
  Equipment purchases in accounts payable                          $  1,468,000     $  6,700,000
  Purchase of marketable securities in accounts payable            $         --     $  5,000,000
                                                                   ------------     ------------
                                                                   ------------     ------------

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION -- Mitcham Industries, Inc. (the Company), is a Texas corporation formed on January 29, 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and services to the seismic industry worldwide, primarily in North and South America.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

DESCRIPTION OF LEASING ARRANGEMENTS -- The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 1998 are for one year or less. Lease revenue is recognized ratably over the term of the lease.

EQUIPMENT SOLD ON THE INSTALLMENT BASIS -- The Company periodically sells seismic equipment on an installment basis. The terms of the sale agreements generally require twelve payments, with two payments due upon delivery of the equipment and the remaining payments due over the succeeding ten months. To the extent a down payment equal to at least 16.5% of the sales price is not received, the gross profit from the sale is deferred until sufficient payments have been received to warrant full revenue recognition.

LEASE/PURCHASE ACTIVITIES -- The Company periodically leases equipment to customers allowing them the option to purchase the equipment, at a pre-determined price, any time during the lease term. The Company allows its customers to credit a portion of the monthly lease payments to the purchase price. Monthly lease revenue is recognized over the term of the lease until the election to purchase is exercised, at which time the Company records the sale. Lease revenue is deferred to the extent that the estimated net book value, at the end of the lease term, exceeds the adjusted purchase price.

MARKETABLE SECURITIES -- Marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Trading securities are stated at fair value, with unrealized gains and losses recognized in earnings. The Company records the purchases and sales of marketable securities and records realized gains and losses on the trade date. Realized gains or losses on the sale of securities are recognized on the specific identification method.

As of January 31, 1998, approximately $18,000,000 was invested in preferred stocks and the balance in government securities. Also, as of January 31, 1998, the securities were classified as available-for-sale and market was approximated by cost.

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES -- Inventories consist primarily of used seismic equipment purchased in bulk liquidation sales. Inventories are valued at the lower of cost or market using the average cost method.

SEISMIC EQUIPMENT HELD FOR LEASE -- Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is seven years for channel boxes and three to seven years for other peripheral equipment.

PROPERTY AND EQUIPMENT -- Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements over 10 years.

INCOME TAXES -- The Company files a separate federal return for its subsidiary in Canada. The Company accounts for its taxes under the liability method, whereby the Company recognizes on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Historically the Company has paid income taxes on the cash basis of accounting. Beginning in fiscal 1998, the Company no longer is eligible to report on the cash basis of accounting for federal income tax reporting purposes.

CASH EQUIVALENTS -- For purposes of presenting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

INDUSTRY CONCENTRATION -- The Company's revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has rapidly expanded its 3-D seismic acquisition capabilities over the past few years as this technology has gained broader market acceptance from oil and gas exploration companies. With this expansion, many of the seismic acquisition companies in North America, while experiencing rapid growth in 3-D seismic acquisition revenues, have not experienced corresponding increases in profitability and have become increasingly leveraged. Should the financial performance of the companies in this industry not improve, the Company could be exposed to additional credit risk and be subjected to declining demand for its leasing services.

NEW ACCOUNTING PRONOUNCEMENTS -- The Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 121 entitled IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No. 121, which became effective beginning February 1, 1996, provides that in the event that facts

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and circumstances indicate that the cost of operating assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount of the asset to determine if a writedown to market value or discounted cash flow is required. SFAS No. 121 did not have a material impact on its operating results or financial condition of the Company upon implementation.

The FASB also issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies which choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement during fiscal 1997. See Note 10 for further discussion.

EARNINGS PER SHARE -- The Company adopted SFAS No. 128, -Earnings Per Share
(EPS), which was issued in February 1997, and which requires presentation of both basic and diluted EPS on the face of the income statement for all periods presented. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common and potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. All prior years' data in this report have been restated to reflect the requirements of SFAS No. 128.

The FASB also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

FOREIGN CURRENCY TRANSLATION -- All balance sheet accounts of the Canadian subsidiary have been translated at the current exchange rate as of the end of the accounting period. Income statement items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

RECLASSIFICATIONS -- Certain 1997 balances have been reclassified to conform with 1998 presentation. Such reclassifications had no effect on net income.

2.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                 JANUARY 31,
                                                    1998
                                                 ----------
          Land                                   $   25,000
          Building and improvements                 392,000
          Furniture and fixtures                    628,000
          Autos and trucks                          122,000
                                                 ----------
                                                  1,167,000
          Less accumulated depreciation            (269,000)
                                                 ----------
                                                 $  898,000
                                                 ----------
                                                 ----------

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   NOTES PAYABLE TO BANK

On December 8, 1997, the Company replaced the previous line of credit with a working capital revolving line of credit of up to $15 million from Bank One (the "New Revolver"). Interest on advances under the New Revolver will be payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, will range between LIBOR plus 1.75% and LIBOR plus 2.75% depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, will range between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company will owe Bank One each fiscal quarter a fee equal of 0.25% of the average daily unused portion of the New Revolver calculated for the previous quarter. Advances will be limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The New Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The New Revolver will expire on December 8, 1999, at which time the unpaid principal amount of the New Revolver will be due and payable in full. The Company's subsidiary, Mitcham Canada Ltd., has guaranteed full repayment of the New Revolver. No amounts were outstanding under this credit arrangement as of January 31, 1998.

4.   LEASES

The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent the foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 1998 that have not already been reflected on the accompanying consolidated financial statements.

The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $203,000 and $477,000 for the years ended January 31, 1997 and 1998, respectively.

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment held for lease to others consisted of the following as of:

                                                    JANUARY 31,
                                                       1998
                                                   -----------
          Remote signal conditioners
           (channel boxes)                         $25,912,000
          Other peripheral equipment                23,915,000

          Less: accumulated depreciation            (7,591,000)
                                                   -----------
                                                   $42,236,000
                                                   -----------
                                                   -----------

5.   INCOME TAXES

The components of income tax expense were as follows:

                                           YEARS ENDED JANUARY 31,
                                          ------------------------
                                             1997          1998
                                          ----------    ----------
     Current:
          Federal                           $775,000    $2,417,000
          Foreign                                 --       670,000
          State                               22,000        68,000
                                          ----------    ----------
                                             797,000     3,155,000
     Deferred                                652,000       792,000
                                          ----------    ----------
                                          $1,449,000    $3,947,000
                                          ----------    ----------
                                          ----------    ----------

The components of the Company's deferred tax liability consisted of the following as of:

                                                             JANUARY 31,
                                                                1998
                                                             -----------
     Deferred tax asset - allowance for doubtful accounts    $   369,000
     Deferred tax liabilities:
     Tax accounting change from cash basis to accrual basis   (1,242,000)
     Depreciation                                             (1,466,000)
                                                             -----------
     Deferred tax liability, net                             $(2,339,000)
                                                             -----------
                                                             -----------

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of expected to actual income tax expense:

                                              YEARS ENDED JANUARY 31
                                            ---------------------------
                                               1997             1998
                                            ----------       ----------
     Federal income tax expense at 34%      $1,411,000       $3,515,000
     State and foreign taxes                    26,000          277,000
     Nondeductible expenses                     12,000           47,000
                                                                108,000
                                                             ----------
     Other                                           -
                                            ----------       ----------
                                            $1,449,000       $3,947,000
                                            ----------       ----------
                                            ----------       ----------

6.   SALES AND MAJOR CUSTOMERS

A summary of the Company's revenues from foreign customers by geographic region is as follows:

                                              YEARS ENDED JANUARY 31,
                                            ----------------------------
                                               1997             1998
                                            ----------       -----------
          Canada                            $3,287,000       $8,064,000
          UK/Europe                          1,657,000        4,172,000
          Mexico                               174,000          940,000
          South America                      1,271,000        2,842,000
          Asia                                 393,000          919,000
          Other                                  4,000          160,000
                                            ----------       -----------
               Totals                       $6,786,000       $17,097,000
                                            ----------       -----------
                                            ----------       -----------

Three customers represented approximately 15%, 14% and 12%, respectively, of fiscal 1997 total revenues and two customers represented approximately 20% and 17%, respectively, of fiscal 1998 total revenues. No other customer exceeded 10% of revenues for fiscal 1997 and 1998.

7.   CONCENTRATIONS OF CREDIT RISK

As of January 31, 1997 and 1998, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $1.7 million from two customers, and $6.5 million from two different customers, respectively.

One of the Company's significant customers filed for bankruptcy protection during December 1996. Revenues derived from this customer amounted to 15% of total revenues for the fiscal year ended January 31, 1997. As of that date, amounts due from this customer totaled approximately $1.2 million. As of January 31, 1997, the Company's allowance for doubtful accounts was $1.5 million, of which approximately $850,000 of that balance was intended to fully reserve all amounts due from

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this customer, and the remaining $650,000 of the balance was intended to provide for any potential loss associated with the Company's remaining trade accounts receivable. Through January 31, 1998, the Company received payments from this customer totaling $1.2 million, which represented final settlement on the amounts owed the Company representing post-bankruptcy petition claims of approximately $1.6 million. The Company expects to collect one-half of pre-bankruptcy petition claims, which are approximately $755,000 as of January 31, 1998. All of the approximately $750,000 that will not be collected from this customer has been written off. The Company's allowance for doubtful accounts balance at January 31, 1998 is approximately $1,024,000, which represents approximately $370,000 increase from the $650,000 balance from January 31, 1997 (exclusive of amounts specifically reserved for this bankrupt customer).

The Company maintains deposits with banks which exceed the Federal Deposit Insurance Corporation (FDIC) insured limit and has a money market account included in its cash balances which is not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.

8.   SHAREHOLDERS' EQUITY

The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 1998. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,425,759 are issued and outstanding as of January 31, 1998. Warrants to acquire 892,750 shares of the Company's common stock at $3.50 per share issued in connection with the Company's 1995 initial public offering were exercised during fiscal 1997. During March and December 1997, the Company consummated public offerings of its common stock, as more fully discussed in Note 12, in which it sold to underwriters an aggregate of 4,775,000 shares of common stock.

The Company issued warrants to various shareholders during fiscal 1995 to acquire 49,500 shares of the Company's common stock at $5.00 per share. The number of shares and exercise price of the warrants were adjusted to 63,953 and $3.87, respectively, during fiscal 1996 as a result of the anti-dilution provisions of the warrants. Of these warrants, 49,113 remained unexercised at January 31, 1998.

In July 1995, the Company issued warrants to acquire 35,000 shares of its common stock to a public relations firm engaged by the Company. The warrants are exercisable at $3.50 per share for a period of five years from their issuance and 15,000 remain unexercised at January 31, 1998.

In January 1995, the Company issued warrants to acquire 85,000 units (consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.20 per share) at $7.97 per unit to underwriters in connection with the Company's initial public offering. The securities underlying these warrants, as well as the common stock underlying currently outstanding warrants,

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are subject to certain piggy-back registration rights. As of January 31, 1998, all of these warrants have been exercised.

In August 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock for $6.43 per share, exercisable for a period of four years from issuance. Of this amount, warrants to acquire 40,000 shares are unexercised at January 31, 1998. In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share, exercisable beginning December 14, 1997 for a period of four years from their issuance. In October 1997, in exchange for services rendered in connection with the Company's secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share, exercisable beginning October 28, 1998 for a period of four years from their issuance.

Warrants to acquire 200,000 shares of the Company's common stock were issued to underwriters in connection with the Company's secondary offering in March 1997. The warrants are exercisable at $8.40 per share for a period of two years from their issuance and are unexercised at January 31, 1998.

9.   COMMITMENTS AND CONTINGENCIES

EQUIPMENT PURCHASES -- On February 22, 1994, the Company executed an agreement with Input/Output, Inc. (I/O) under which I/O will notify the Company of any inquiries it receives to lease I/O's channel boxes and other peripheral equipment in North and South America and will allow the Company the opportunity to provide such leasing. In the event the Company and a prospective customer are unable to reach agreement on such leases in a 72-hour period, I/O shall have the right to offer the equipment for lease to the prospective customer. Effective June 1, 1996, the Company entered into an agreement with I/O to amend the terms of and extend the Exclusive Lease Referral Agreement through May 31, 2000. Under the I/O Agreement as amended, the Company must purchase an aggregate of $13.25 million of I/O equipment as follows: $3.0 million of I/O equipment between June 1 and November 30, 1996 (the "Renewal purchase"), with a minimum of $1.5 million to be purchased by August 31, 1996. Thereafter, from January 1, 1997 through May 31, 1997, the Company must purchase at least an aggregate of $1.25 million of I/O equipment. In each of the years from June 1, 1997 through May 31, 1997, June 1 through May 31, 1999 and June 1, 1999 through May 31, 2000, the Company must purchase at least an aggregate of $3.0 million of I/O equipment (of an aggregate additional $10.25 million after the $3.0 million Renewal Purchase is made). As of January 31, 1998, the Company believes it has fulfilled the terms of the agreement, including the minimum purchase commitments through such date.

In September 1996, the Company entered into two agreements with the Sercel subsidiaries of Compagnie Generale de Geophysique ("Sercel"). One agreement, the Exclusive Equipment Lease Agreement provides that until December 31, 1999, the Company will be Sercel's short-term leasing representative throughout the world and that Sercel will refer to the Company all requests it receives

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from its customers to lease its 3-D data acquisition equipment and other field equipment. The second agreement, the Commercial Representation Agreement, provides that until September 19, 1999, subject to certain termination after September 19, 1998, the Company will be Sercel's exclusive sales agent in Canada. In connection with entering into this agreement, the Company established an office in Calgary, Alberta, Canada in November 1996. As of January 31, 1998, the Company believes it has fulfilled the terms of the agreement, including the minimum purchase commitments.

These agreements are subject to termination under certain circumstances including, among others, non-payment of amounts due, insolvency of the Company, and the current President of the Company no longer being employed.

EMPLOYMENT AGREEMENT -- Effective January 15, 1997, the Company entered into an employment agreement with the Company's President for a term of five years, beginning January 15, 1997, which term is automatically extended for successive one-year periods unless either party gives written notice of termination at least 30 days prior to the end of the current term. The agreement provides for an annual salary of $150,000, subject to increase by the Board of Directors. It may be terminated prior to the end of the initial term or any extension thereof if the President dies; if it is determined that the President has become disabled; if the Board of Directors determines that the President has breached the employment agreement in any material respect, has appropriated a material business opportunity of the Company or has engaged in fraud or dishonesty with respect to the Company's business that is punishable by imprisonment. If the President's employment is terminated by the Company prior to the end of the initial five-year term other than for a reason enumerated above, the President will be entitled to payments equal to $450,000, payable ratably over the 24 months following such termination. For a period of two years after the termination of the agreement, the President is prohibited from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor.

CONSULTING AGREEMENTS -- The Company has a contract with the father of the Company's President to provide sales consulting services. The agreement calls for payments of $5,500 per month through April 1999, subject to earlier termination on the occurrence of certain events.

STOCK OPTION PLANS

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

Activity in the 1994 Stock Option Plan and Director Plan (as defined below), for the years ended January 31, 1997 and 1998 was as follows:

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Weighted
                                                             Average
                                                             Exercise
                                            Number of          Price
                                             Shares          Per Share
                                            ---------        ---------
Outstanding, January 31, 1996               251,250            $ 4.54
     Exercised                                   --                --
     Granted                                 43,500              5.87
     Expired                                 (1,000)               --
                                            -------            ------
Outstanding, January 31, 1997               293,750              4.73
     Exercised                              (89,120)             4.68
     Granted                                 67,750             21.52
     Expired                                   (500)             3.29
                                            -------            ------
Outstanding, January 31, 1998               271,880            $ 8.91
                                            -------            ------
                                            -------            ------

As of January 31, 1998, options to acquire 204,130 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $4.73 per share. The remaining options which have a weighted average exercise price of $21.52 per share, will vest in fiscal 1999.

If not previously exercised, options outstanding at January 31, 1998, will expire as follows: 39,880 options expire on May 9, 1999; 9,000 options expire on August 14, 2001; 67,250 options expire on May 9, 2004; 1,000 options expire on March 16, 2005; 2,000 options expire on June 8, 2005; 51,000 options expire on December 4, 2005; 3,000 options expire on June 12, 2006; 31,000 options expire on August 14, 2006; 3,000 options expire on June 11, 2007; and 64,750 expire on October 3, 2007.

With respect to incentive stock options, no option may be granted more than ten years after the effective date of the stock option plan or exercised more than ten years after the date of grant (five years if the optionee owns more than 10% of the common stock of the Company at the date of grant). Additionally, with regard to incentive stock options, the exercise price of the option may not be less than 100% of the fair market value of the common stock at the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company. As of January 31, 1998, options to purchase an aggregate of 262,880 shares of common stock are issued and outstanding under the 1994 Stock Option Plan, 107,130 of which are exercisable at a price of $5.00 per share, 51,000 of which are exercisable at $3.29 per share, 39,000 of which are exercisable at $5.75 per share, 1,000 of which are exercisable at $6.00 per share and 64,750 of which are exercisable at $22.00 per share.

The Company has a non-employee director stock option plan (the Director Plan) which provides for the grant of options that do not qualify as "incentive stock options" under the Code. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1,000 shares of common stock are granted to each non-employee director upon his election to the Board and every year thereafter so long as he is re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire ten years after the date of the grant. As of January 31, 1998 options to purchase an aggregate of 9,000 shares of common stock are issued and outstanding under the Director Plan, 1,000 of which are exercisable at $2.88 per share, 2,000 of which are exercisable at $3.13 per share, 3,000 of which are exercisable at $5.75 per share and 3,000 of which are exercisable at $11.13 per share.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and income per common share would have been decreased to the pro forma amounts indicated below:

                                                    Years Ended January 31,
                                                  ---------------------------
                                                     1997             1998
                                                  ----------       ----------
          Net income
               As reported                        $2,702,000       $6,392,000
               Pro forma                           2,443,000        6,011,000
          Net income per common share (basic)
               As reported                        $      .66       $      .87
               Pro forma                                 .59              .82

 The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates of 5.4% to 7%; volatility of 48.4% and 59% for 1997 and 1998, respectively; no assumed dividend yield; and expected lives of five to ten years.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of trade receivables and payables and notes payable to banks. The Company believes the carrying value of these financial instruments approximate their estimated fair value.

12.  PUBLIC OFFERINGS OF COMMON STOCK

During March 1997, the Company completed a public offering of a total of 3,450,00 shares of its common stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated expenses of the offering) were approximately $18.2 million.

                       MITCHAM INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During December 1997, the Company completed a public offering of a total of 1,920,000 shares of its common stock of which 1,900,000 shares were sold by the Company and 20,000 shares were sold by selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated expenses of the offering) were approximately $33.6 million.

SUBSEQUENT EVENT (unaudited)

On April 23, 1998 the Company was named in a shareholder lawsuit. The suit was filed in the U.S. District Court in Texas seeking class action status for anyone who acquired the Company's common stock during the period June 4, 1997 through March 26, 1998. The class action complaint purports to present claims under the federal securities laws and seeks unspecified damages based on alleged misleading disclosures during the class period between June 1997 and March 1998. The Company believes the lawsuit does not have merit and will defend this position vigorously.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Mitcham Industries, Inc. and Subsidiary included in this Registration Statement and have issued our report thereon dated April 17, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II--Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ HEIN + ASSOCIATES LLP

Hein + Associates LLP

Houston, Texas
April 17, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SCHEDULE II

                            MITCHAM INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


       COL. A                  COL. B                 COL. C(1)                COL. D              COL. E
---------------------    -------------------     --------------------     -----------------     -------------
                             BALANCE AT          ADDITIONS CHARGED TO        DEDUCTIONS          BALANCE AT
     DESCRIPTION         BEGINNING OF PERIOD      COSTS AND EXPENSES          DESCRIBE          END OF PERIOD
---------------------    -------------------     --------------------     -----------------     -------------
January 31, 1997
  Allowance for
    doubtful accounts        $  347,000              $1,346,000            $  193,000(A)         $1,500,000

January 31, 1998
  Allowance for
    doubtful accounts        $1,500,000              $  842,000            $1,318,000(A)(B)      $1,024,000

-----------------------
(A)   Represents recoveries and uncollectible accounts written off.
(B) Includes approximately $850,000 reserved in fiscal 1997 that was written off in fiscal 1998.

Note: Column C(2) has been omitted, as all answers would be "none.