Form 10QSB
period 1998-04-30
MITCHAM INDUSTRIES INC
filed 1998-06-16
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED APRIL 30, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934
                       COMMISSION FILE NUMBER 001-13490
                                              ---------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    ---    ---

     State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: 9,510,658 shares of Common Stock, $.01 par value, were outstanding as of June 10, 1998.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                           MITCHAM INDUSTRIES, INC.
                                    INDEX



                        PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets................................... 3
               Consolidated Statements of Income............................. 4
               Consolidated Statements of Cash Flow.......................... 5
               Notes to Consolidated Financial Statements.................... 6

Item 2.   Management's Discussion and Analysis or Plan of
               Operation..................................................... 7

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................  10

Item 6.   Exhibits and Reports on Form 8-K.................................  11

          Signatures......................................................   11


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            MITCHAM INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        April 30,     January 31,
                                     ASSETS                                1998           1998
                                                                       (Unaudited)     (Audited)
                                                                       -----------    -----------
CURRENT ASSETS:
  Cash                                                                   $1,704         $7,498
  Marketable securities, at market                                       19,855         25,009
  Accounts receivable, net                                               19,169         14,070
  Installment trade receivables                                             331            444
  Inventory                                                               1,074            942
  Prepaid expenses and other current assets                                 196            248
  Income tax receivable                                                     227            211
  Deferred income taxes                                                     321              -
                                                                        -------       --------
    Total current assets                                                 42,877         48,422
  Seismic equipment lease pool, net                                      37,749         42,236
  Property and equipment, net                                               870            898
  Other assets                                                                -              6
                                                                        -------        -------
    Total assets                                                        $81,496        $91,562
                                                                        -------        -------
                                                                        -------        -------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        1,364          8,400
  Deferred income taxes payable                                               -             45
  Deferred revenue                                                        1,321          1,055
  Income taxes payable                                                        -              -
  Accrued liabilities and other current liabilities                         251          5,532
                                                                        -------        -------
    Total current liabilities                                             2,936         15,032
DEFERRED INCOME TAXES                                                     2,700          2,294
                                                                        -------        -------
    Total liabilities                                                     5,636         17,326

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;
    none issued and outstanding                                               -              -
  Common stock, $.01 par value; 20,000,000 shares authorized
    9,454,824 and 9,425,759 shares, respectively, issued and
    outstanding                                                              95             94
  Additional paid-in capital                                             61,314         61,275
  Retained earnings                                                      14,451         12,770
    Cumulative translation adjustment                                         -             97
                                                                        -------        -------
    Total stockholders' equity                                           75,860         74,236

    Total liabilities and stockholders' equity                          $81,496        $91,562
                                                                        -------        -------
                                                                        -------        -------

                            See accompanying notes

                             MITCHAM INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands except per share data)

                                                                             Three Months
                                                                            ended April 30,
                                                                       --------------------------
                                                                           1998           1997
                                                                       -----------    -----------
REVENUES:
  Short-term leasing                                                       $5,890        $4,043
  Lease/purchase activities:
    Leasing revenues                                                        1,200           363
    Sales of equipment                                                      7,336           765
  Sales of seismic equipment                                                1,026           365
  Sales commissions                                                             1             -
                                                                       ----------    ----------
    Total revenues                                                         15,453         5,536
                                                                       ----------    ----------
COSTS AND EXPENSES:
  Seismic equipment subleases                                               271              42
  Cost of Sales:
    Sales of seismic equipment under lease/purchase
      Agreements                                                            7,343           598
      Other sales of seismic equipment                                        570           339
  Repairs, net                                                                155             -
  General and administrative                                                1,309           586
  Provision for doubtful accounts                                             608           289
  Depreciation                                                              2,712         1,219
                                                                       ----------    ----------
    Total costs and expenses                                               12,968         3,073
                                                                       ----------    ----------
OPERATING INCOME                                                            2,485         2,463
OTHER INCOME (EXPENSE):
  Interest, net                                                                63           155
  Other, net                                                                   38             2
                                                                       ----------    ----------
    Total other income (expenses)                                             101           157
                                                                       ----------    ----------
INCOME BEFORE INCOME TAXES                                                  2,586         2,620
PROVISION FOR INCOME TAXES                                                    906           897
                                                                       ----------    ----------
NET INCOME                                                             $    1,680    $    1,723
                                                                       ----------    ----------
                                                                       ----------    ----------
Earnings per common and share
  Basic                                                                $      .18    $      .28
  Diluted                                                              $      .17    $      .28
                                                                       ----------    ----------
                                                                       ----------    ----------
Shares used in computing earnings per common share
  Basic                                                                 9,437,000     6,060,000
  Diluted                                                               9,757,000     6,239,000
                                                                       ----------    ----------
                                                                       ----------    ----------

                             See accompanying notes.

                          MITCHAM INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                             Three Months
                                                                            ended April 30,
                                                                       --------------------------
                                                                           1998           1997
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $1,680         $1,723
Adjustments to reconcile net income to net
  cash flows provided by operating activities:
    Depreciation                                                         2,712            961
    Provision for doubtful accounts, net of charge offs                    441            200
    Deferred income taxes                                                  361            268
    Trade accounts receivable                                           (5,427)        (2,043)
    Accounts payable and other current liabilities                      (7,888)        (1,170)
    Other, net                                                            (360)            51
                                                                       --------       --------
      Net cash provided by (used in) operating activities               (8,529)           (10)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of seismic equipment held for lease                         (4,415)        (1,693)
  Purchases of property and equipment                                      (88)          (161)
  Disposal of lease pool equipment                                       7,043            778
                                                                       --------       --------
         Net cash used in investing activities                           2,540         (1,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on short-term borrowings                                          -          (1,937)
  Payments on long-term debt and capitalized lease obligations              -          (2,626)
  Proceeds from issuance of common stock, net of offering expenses          -          18,108
  Proceeds from issuance of common stock upon exercise of
    Warrants and options                                                    40              -
  Proceeds from sale of marketable securities                              155              -
                                                                       --------       --------
    Net cash provided by financing activities                              195         13,545
                                                                       --------       --------

NET INCREASE IN CASH                                                    (5,794)        12,459
CASH, BEGINNING OF PERIOD                                                7,498            301
                                                                       --------       --------
CASH, END OF PERIOD                                                    $ 1,704        $12,760
                                                                       --------       --------
                                                                       --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for:
     Interest                                                          $     -        $    17
     Taxes                                                             $   801              -
                                                                       --------       --------
                                                                       --------       --------
     Equipment purchases in accounts payable                           $   757        $   429
                                                                       --------       --------
                                                                       --------       --------

                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        1. The consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1998, and the results of operations and cash flows for the three months ended April 30, 1998 and 1997 have been included.

        2. On April 23, 1998, a class action lawsuit was filed against the Company and its chief executive officer and chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The complaint, styled STANLEY MOSKOWITZ V. MITCHAM INDUSTRIES, INC., BILLY F. MITCHAM, JR. AND ROBERTO RIOS, alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. The complaint seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998 and damages in an unspecified amount plus costs and attorney's fees. The complaint alleges materially false and misleading misrepresentations and omissions in public filings and announcements concerning the Company's business and its allowance for doubtful accounts. The Company believes that the plaintiffs' allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

        3. Effective May 29, 1998, the Company, agreed in principle to the terms of a new Preferred Supplier Agreement with Input/Output, Inc. ("I/O"). The definitive agreement is expected to be signed no later than June 30, 1998, and will replace the parties' Exclusive Lease Referral Agreement.

             The terms provide that the Company will purchase a minimum of between $90 and $100 million of I/O products over a five year term. In addition I/O will refer rental inquiries from customers worldwide to the Company during the term of the agreement.

             In a related transaction, I/O sold to the Company, for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which is subject to existing short-term lease agreements. The Company has until June 30, 1998 to purchase the remaining portion of I/O's subsidiary's equipment lease pool, including the assignment of existing short-term lease agreements. I/O has agreed in principle not to lease products covered by the Preferred Supplier Agreement except in limited circumstances.

        4. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 1999.

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part I, Item 2. "Management's Discussion and Analysis or Plan of Operation" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from those results which might be anticipated, forecast or estimated by the Company in such forward-looking statements due to risks and uncertainties such as volatility of the oil and gas industry and demand for services; dependence upon additional lease contracts; customer concentration and credit losses; industry consolation; the risk of technical obsolescence of the Company's seismic lease fleet; vulnerability to weather conditions and seasonality of results; dependence upon key suppliers, and other factors (as further described in the Company's Annual Report on Form 10-KSB) and other risks and uncertainties set forth from time to time in the Company's other public reports and public statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Company leases and sells seismic equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at April 30, 1998 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED APRIL 30, 1998 AND 1997

     Revenues for the three month period ended April 30, 1998 of $15.5 million represented an increase of $9.9 million, or 179%, over the same prior year period revenues of $5.5 million. Short-term leasing services generated revenues of $5.9 million for the three month period ended April 30, 1998, an increase of $1.8 million, or 46%, as compared to $4.0 million for the same prior year period. This increase reflected additions to the equipment lease pool to meet lease demand. Seismic equipment sales for the three month period ended April 30, 1998 were $1.0 million, an increase of $661,000 or 181%, as compared to $365,000 for the same prior year period. The increase in sales was due primarily to customer purchases of lease pool equipment at the end of the lease contract that were not entered into originally as a lease/purchase contract. The Company's customers in several instances preferred to enter into a lease of seismic equipment with an option to purchase at the end of the lease term. Lease services from lease/purchase contracts generated revenues of $1.2 million for the three month period ended April 30, 1998, an increase of $837,000 or 231%, as compared to $363,000 for the same prior year period, and sales from lease/purchase equipment generated revenues of $7.3 million, an increase of $6.6 million or 859%, as compared to $765,000 for the same prior year period. The increase in lease/purchase revenues was due primarily to an increase in customer's demand for lease/purchase option contracts.

     The Company's leasing revenues from both short-term leasing services and lease/purchase contracts increased by $2.7 million. The Company's sublease costs increased by $229,000, or 545%, and depreciation, which related primarily to equipment available for lease, increased by $1.5 million, or 122%, due to the increase in the equipment lease pool, resulting in an increase in net short-term leasing revenues of $962,000.

     There were no margins on sales of equipment under lease/purchase agreements for the three month period ended April 30, 1998 and 22% for the prior year period. Gross margins decreased significantly due primarily to one transaction involving leased equipment that had only recently been purchased and added to the Company's equipment lease pool.

     Gross margins on seismic equipment sales were 44% and 7% for the three month period ended April 30, 1998 and 1997, respectively. Gross margins increased in the fiscal 1998 period because the Company had a few high margin transactions during the quarter.

     General and administrative expenses increased $723,000, or 123%, for the three month period ended April 30, 1998 as compared to the same prior year period and were 8% and 11% of total revenues, respectively. Although general and administrative expenses increased due in part to increased personnel costs and costs associated with the office in Canada, general and administrative expenses decreased as a percentage of total revenues.

     The Company's provision for doubtful accounts expense increased from $289,000 in the same prior year period to $608,000 for the three month period ended April 30, 1998. The increase was a result of increased business which resulted in an increase in net accounts receivable of 36%. The provision for doubtful accounts expense was 4% of total revenues in for the three month period ended April 30, 1998 and 5% of total revenues in the same prior year period. As of April 30, 1998, the Company's allowance for doubtful accounts was approximately $1.5 million.

     Net income for the three month period ended April 30, 1998 was $1.7 million, which decreased slightly by $43,000, as compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1998, the Company had net working capital of approximately $39.9 million and $15.0 million of availability under its bank credit facilities. Net cash provided by operating activities for the three month period ended April 30, 1998 decreased by $8.5 million, as compared to the same prior year period, primarily as a result of an increase in trade accounts receivable and a decrease in accounts payable. At April 30, 1998, the Company had trade accounts receivable of $5.7 million that were more than 90 days past due, with four customers owing an aggregate of $3.4 million of such amount. As of April 30, 1998, the Company's allowance for doubtful accounts was approximately $1.5 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

     Although the Company has not received payment on the pre-bankruptcy petition claims from Grant Geophysical, the Company expects to collect one-half of pre-bankruptcy petition claims, which total approximately $755,000. The Company's Chief Financial Officer serves on the creditors' committee. The Company is currently leasing seismic equipment to Grant.

     Prior to December 8, 1997, the Company had a $5.0 million line of credit with Bank One, Texas, N.A. ("Bank One"). As of December 8, 1997, the Company replaced the previous line of credit with a working capital revolving line of credit of up to $15 million from Bank One (the "New Revolver"). Interest on advances under the New Revolver are payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, will range between LIBOR plus 1.75% and LIBOR plus 2.75% depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, will range between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company will owe Bank One each fiscal quarter a fee equal of 0.25% of the average daily unused portion of the New Revolver calculated for the previous quarter. Advances will be limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The New Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The New Revolver will expire on December 8, 1999, at which time the unpaid principal amount of the New Revolver will be due and payable in full. As of April 30, 1998, the Company had not drawn any amounts under the New Revolver.

     Capital expenditures in the first quarter of fiscal 1999 totaled $5.2 million. As of April 30, 1998, the Company had satisfied all minimum purchase requirements of equipment under both its Exclusive Lease Referral Agreement with Input/Output, Inc. ("I/O") and its Exclusive Equipment Lease Agreement with Sercel. Effective May 29, 1998, the Company entered into an Equipment Purchase Agreeemnt with I/O, pursuant to which the Company purchased a substantial portion of the equipment lease pool of I/O's wholly-owned subsidiary for $15 million, some of which equipment is subject to existing short-term lease agreements. The Company has until June 30, 1998, to purchase the remaining portion of I/O's subsidiary's equipment lease pool, including the assignment of existing short-term lease agreements, at a price to be agreed upon.

     In a related transaction, the Company and I/O agreed in principle to terms of a new Preferred Supplier Agreement. The definitive agreement is expected to be signed by June 30, 1998, and will replace the parties' Exclusive Lease Referral Agreement. The terms provide that the Company will purchase a minimum of between $90 to $100 million of I/O equipment (after applicable discounts and credits) over a five-year term. In addition, I/O will refer to the Company equipment lease inquiries from its customers worldwide during the term of the Agreement. The new agreement covers all equipment and products currently manufactured and sold by I/O, and, in consideration for the Company's minimum purchase commitments, I/O has agreed that it will not offer more favorable pricing for any other company in the seismic equipment leasing business. Likewise, the Company has agreed that it will not offer for resale to third parties I/O equipment manufactured less than three years from the date of offer, unless such equipment is offered pursuant to the Company's lease/purchase agreements.

     In the first year of the Preferred Supplier Agreement, the Company is required to purchase a minimum of $30 million of equipment (which includes the $15 million purchase of I/O's subsidiary's lease pool equipment), before applicable discounts and credits. The Company has budgeted capital expenditures of approximately $40 million for fiscal 1999, which includes the above minimum purchase requirements. Management believes that the net proceeds of the December 1997 offering, ($11.4 million remaining) cash provided by operations and funds available from its commercial lender will be sufficient to fund its operations and budgeted capital expenditures for fiscal 1999.

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


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A)   REPORTS ON 8K
         No reports on Form 8K were filed by the Company during the quarter ended April 30, 1998.

   (B)   EXHIBITS
         10.1 - Equipment Purchase Agreement, effective May 29, 1998, between the Company, Input/Output, Inc., and I/O's subsidiary.

         11 - Statement of Computation of Earnings Per Share

         27 - Financial Data Schedule


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  June 15, 1998



                           MITCHAM INDUSTRIES, INC.


                           /s/ ROBERTO RIOS
                           ------------------------------------
                           ROBERTO RIOS,
                           VICE-PRESIDENT-FINANCE, SECRETARY AND TREASURER (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)