Form 10QSB/A
period 1998-04-30
MITCHAM INDUSTRIES INC
filed 1998-06-22
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

     Capital expenditures in the first quarter of fiscal 1999 totaled $5.2 million. As of April 30, 1998, the Company had satisfied all minimum purchase requirements of equipment under both its Exclusive Lease Referral Agreement with Input/Output, Inc. ("I/O") and its Exclusive Equipment Lease Agreement with Sercel. Effective May 29, 1998, the Company entered into an Equipment Purchase Agreement with I/O, pursuant to which the Company purchased a substantial portion of the equipment lease pool of I/O's wholly-owned subsidiary for $15 million, some of which equipment is subject to existing short-term lease agreements. The Company has until June 30, 1998, to purchase the remaining portion of I/O's subsidiary's equipment lease pool, including the assignment of existing short-term lease agreements, at a price to be agreed upon.

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


     Date:  June 22, 1998



                           MITCHAM INDUSTRIES, INC.


                           /s/ ROBERTO RIOS
                           ------------------------------------
                           ROBERTO RIOS,
                           VICE PRESIDENT FINANCE, SECRETARY AND TREASURER (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)