Form 10QSB
period 1998-07-31
MITCHAM INDUSTRIES INC
filed 1998-09-14
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              ====================================================

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JULY 31, 1998

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         OF 1934

                        COMMISSION FILE NUMBER 001-13490

              ====================================================


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

              ====================================================


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: 9,515,658 shares of Common Stock, $.01 par value, were outstanding as of September 8, 1998.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --   --

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets..............3
                           Condensed Consolidated Statements of Income........4
                           Condensed Consolidated Statements of Cash Flows....5
                           Notes to Condensed Consolidated Financial
                             Statements.......................................6

Item 2.           Management's Discussion and Analysis or Plan of
                           Operation..........................................7



                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..........................................10

Item 4.           Submission of Matters to a Vote of Security Holders........10

Item 6.           Exhibits and Reports on Form 8-K...........................11

                  Signatures.................................................12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                                                July 31,   January 31,
                                                       ASSETS                     1998        1998
                                                       ------                   --------    --------
CURRENT ASSETS:
    Cash                                                                        $  5,864    $  7,498
    Marketable securities, at market                                              10,278      25,009
    Accounts receivable, net                                                       9,282      14,070
    Installment trade receivables                                                    757         444
    Inventory                                                                      2,089         942
    Income tax receivable                                                          1,520         211
    Prepaid expenses and other current assets                                        473         248
                                                                                --------    --------
                   Total current assets                                           30,263      48,422
    Seismic equipment lease pool, net                                             53,116      42,236
    Property and equipment, net                                                      967         898
    Other assets                                                                      --           6
                                                                                --------    --------
         Total assets                                                           $ 84,346    $ 91,562
                                                                                ========    ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                             $ 3,607     $ 8,400
    Deferred revenue                                                                 609       1,055
    Accrued liabilities and other current liabilities                                547       5,577
                                                                                --------    --------
         Total current liabilities                                                 4,763      15,032
DEFERRED INCOME TAXES                                                              2,700       2,294
                                                                                --------    --------
         Total liabilities                                                         7,463      17,326

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                                   --          --
    Common stock, $.01 par value; 20,000,000 shares authorized
        9,515,658 and 9,425,759 shares, respectively, issued and
        outstanding                                                                   95          94
    Additional paid-in capital                                                    61,339      61,275
    Retained earnings                                                             15,302      12,770
             Cumulative translation adjustment                                       147          97
                                                                                --------    --------
         Total shareholders' equity                                               76,883      74,236
                                                                                --------    --------
         Total liabilities and shareholders' equity                              $84,346     $91,562
                                                                                 =======     =======

                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except share and per share data)
                                  (Unaudited)

                                                              Three Months                   Six Months
                                                             Ended July 31,                 Ended July 31,
                                                       -------------------------     -------------------------
                                                          1998            1997          1998           1997
                                                       ----------      ---------     ----------     ----------
REVENUES:
Short-term leasing                                     $    3,954      $   2,210     $    9,844     $    6,253
Leasing under lease/purchase arrangements                   1,602          1,474          2,802          1,837
Equipment sales under lease/purchase arrangements           1,315          2,390          8,651          3,155
Other equipment sales                                         793          4,611          1,820          4,976
                                                       ----------     ----------     ----------     ----------
         Total revenues                                     7,664         10,685         23,117         16,221

COSTS AND EXPENSES:
Equipment subleases                                            62            131            333            173
Cost of sales under lease/purchase arrangements             2,000          2,781          9,343          3,379
Cost of other equipment sales                                 617          4,050          1,186          4,389
General and administrative                                  1,346            736          2,811          1,322
Provision for bad debt                                         --             10            608            299
Depreciation                                                2,850          1,387          5,562          2,606
                                                       ----------     ----------     ----------     ----------
         Total costs and expenses                           6,875          9,095         19,843         12,168
                                                       ----------     ----------     ----------     ----------

OPERATING INCOME                                              789          1,590          3,274          4,053

Other income (expense) - net                                  530            204            631            361
                                                       ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                  1,319          1,794          3,905          4,414
PROVISION FOR INCOME TAXES                                    467            604          1,373          1,501
                                                       ----------     ----------     ----------     ----------
NET INCOME                                             $      852     $    1,190     $    2,532     $    2,913
                                                       ==========     ==========     ==========     ==========

Earnings per common share
     Basic                                             $      .09     $      .16     $      .27     $      .43
     Diluted                                           $      .09     $      .16     $      .26     $      .42
                                                       ==========     ==========     ==========     ==========

Shares used in computing earnings per common share
     Basic                                              9,507,551      7,364,672      9,470,885      6,723,297
     Diluted                                            9,703,289      7,669,911      9,727,203      6,978,740
                                                       ==========     ==========     ==========     ==========

                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Six Months
                                                                               Ended July 31,
                                                                            --------------------
                                                                             1998          1997
                                                                            ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  2,532      $  2,913
Adjustments to reconcile net income to net
     cash flows provided by operating activities:
         Depreciation                                                        5,562         2,606
         Provision for doubtful accounts, net of charge offs                   181           151
         Deferred income taxes                                                 140           105
         Trade accounts receivable                                           4,293        (8,392)
         Inventory                                                          (1,147)         (190)
         Income tax receivable                                              (1,309)           --
         Other assets                                                            2           (94)
         Accounts payable                                                   (7,870)         (137)
         Accrued and other liabilities                                      (5,378)          553
                                                                          --------      --------
              Net cash used in operating activities                         (2,994)       (2,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                         (23,080)       (6,992)
     Purchases of property and equipment                                      (206)         (187)
     Disposal of lease pool equipment                                        9,820         3,746
     Disposal of property and equipment                                         31            --
                                                                          --------      --------
         Net cash used in investing activities                             (13,435)       (3,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on short-term borrowings                                           --        (1,937)
     Payments on long-term debt and capitalized lease obligations               --        (2,674)
     Proceeds from issuance of common stock, net of offering expenses           --        18,235
     Proceeds from issuance of common stock upon exercise of
       warrants and options                                                     64            --
     Proceeds from sale of marketable securities                            14,731            --
                                                                          --------      --------
         Net cash provided by financing activities                          14,795        13,624
                                                                          --------      --------

NET INCREASE (DECREASE) IN CASH                                             (1,634)        7,706
CASH, BEGINNING OF PERIOD                                                    7,498           301
                                                                          --------      --------
CASH, END OF PERIOD                                                       $  5,864      $  8,007
                                                                          ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                         $     --      $     71
         Income taxes                                                     $  1,950      $  1,501
                                                                          ========      ========
     Equipment purchases in accounts payable                              $  3,075      $  3,052
                                                                          ========      ========

                            See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1998; the results of operations for the three- and six-months ended July 31, 1998 and 1997; and cash flows for the six months ended July 31, 1998 and 1997 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 1999.

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

3. Effective June 30, 1998, the Company entered into a new Preferred Supplier Agreement with Input/Output, Inc. ("I/O"), thereby replacing the parties' Exclusive Lease Referral Agreement. The terms provide that the Company will purchase a minimum of between $90 and $100 million of I/O products over a five year term. In addition, I/O will refer rental inquiries from customers worldwide to the Company during the term of the agreement. In a related transaction, I/O sold to the Company for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which is subject to existing short-term lease agreements. I/O has agreed in principle not to lease products covered by the Preferred Supplier Agreement except in limited circumstances.

4. Certain 1997 amounts have been reclassified to conform with 1998 presentation.

5.    EARNINGS PER SHARE

      The following tables set forth the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters and six months ended July 31, 1998 and 1997.

                                                       Three Months Ended July 31,        Six Months Ended July 31,
                                                       ---------------------------        -------------------------
                                                          1998            1997                1998           1997
                                                       ----------       ----------         ----------     ----------

Net income                                             $      852       $    1,190         $    2,532     $    2,913
                                                       ----------       ----------         ----------     ----------
Weighted average number of common
  shares outstanding                                    9,507,551        7,364,672          9,470,885      6,723,297
Net effect of dilutive stock options and warrants
  based on the treasury stock method, using
  the average market price                                195,738          305,239            256,318        255,443
                                                       ----------       ----------         ----------     ----------
Common shares outstanding assuming dilution             9,703,289        7,669,911          9,727,203      6,978,740
                                                       ==========       ==========         ==========     ==========
Earnings per common share assuming dilution            $     0.09       $     0.16         $     0.26     $     0.42
                                                       ==========       ==========         ==========     ==========

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part I, Item 2. "Management's Discussion and Analysis or Plan of Operation" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from those results which might be anticipated, forecast or estimated by the Company in such forward-looking statements due to risks and uncertainties such as volatility of the oil and gas industry and demand for services; dependence upon additional lease contracts; customer concentration and credit losses; industry consolidation; the risk of technical obsolescence of the Company's seismic lease fleet; vulnerability to weather conditions and seasonality of results; dependence upon key suppliers, and other factors (as further described in the Company's Annual Report on Form 10-KSB) and other risks and uncertainties set forth from time to time in the Company's other public reports and public statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

    The Company leases and sells seismic equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at July 31, 1998 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

    Demand for the Company's services depends upon the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas continue to have a major effect on these activities and thus, on the demand for the Company's services. Oil and gas prices have declined significantly in recent months and this trend has resulted in decreased demand for the Company's leasing services and products. Because of the volatility of oil and gas prices and the inability to predict future prices, there can be no assurance of an increased demand for additional 3-D seismic equipment or as to the level of future demand for the Company's services.

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

RESULTS OF OPERATIONS

For the three months ended July 31, 1998, and 1997

   For the second quarter ended July 31, 1998, total revenues decreased 28% to $7.7 million from $10.7 million in the corresponding period of the prior year. A $3.8 million decline in other equipment sales together with a decrease of $1.0 million in equipment sales under lease/purchase agreements were primarily responsible for the overall revenue decline, partially offset by a $1.7 million increase in short-term leasing revenue.

    Equipment sales and leasing revenues under lease/purchase arrangements generated an aggregate second quarter gross margin of 31% compared to 28% for the corresponding period of the prior year. The Company accounts for the lease portion and the sales portion of lease/purchase arrangements separately, but believes the two aspects of the transaction must be considered together to reflect its economic substance. Under the Company's lease/purchase transactions, the lease generates a revenue stream before the customer exercises its purchase option, a percentage of which the customer may use to reduce the purchase price. Because the lease revenues that offset the purchase price are not included in equipment sales under lease/purchase arrangements, management assesses the profitability of these transactions by combining lease and sales revenues.

    The current quarter's other equipment sales gross margin improved to 22% from 12% from the quarter ended July 31, 1997, primarily due to a more profitable sales mix.

    General and administrative expenses increased $610,000, or 83%, from the corresponding prior year period primarily as the result of higher professional fees, higher repair expense and increased compensation and payroll taxes. At July 31, 1998, and 1997, the numbers of Company employees were 44 and 24, respectively.

    Depreciation expense for the quarter ended July 31, 1998, increased $1.5 million, or 105%, to $2.9 million from $1.4 million for the same period last year principally reflecting an increased seismic equipment lease pool. The Company's seismic equipment lease pool increased $31.4 million to $53.1 million at July 31, 1998, from $21.7 million at July 31, 1997.

   Net income for the second quarter ended July 31, 1998, was $852,000 compared to $1,190,000 for the same period of the previous year.

For the six months ended July 31, 1998, and 1997

   Total revenue of $23.1 million for the six months ended July 31, 1998, increased $6.9 million, or 43%, from $16.2 million for the same prior year period. This revenue increase reflects a $5.5 million increase in equipment sales under lease/purchase arrangements (primarily resulting from one large transaction), together with a $3.6 million increase in short-term leasing revenue, and $1.0 million in higher leasing revenue under lease/purchase arrangements, partially offset by a $3.2 million decline in other equipment sales. Reflected in the above total revenue increase are $1.6 million of increased short-term leasing revenues and $400,000 of other equipment sales revenue attributable to Canadian operations.

   For the six months ended July 31, 1998, leasing and equipment sales under lease/purchase arrangements generated an aggregate gross margin of 18% compared to a 32% gross margin for the same period of the previous year. The lower gross margin is primarily attributable to a substantial, low margin lease/purchase sale that occurred during the quarter ended April 30, 1998.

    For the six months ended July 31, 1998, the other equipment sales gross margin was 35% compared to 12% for the corresponding period of the prior year as the result of a better sales mix.

    General and administrative expenses for the six months ended July 31, 1998, increased to $2.8 million from $1.3 million in the same prior year period. This $1.5 million increase primarily reflects increased professional fees, higher convention and advertising expenses, higher repair expense and increased compensation and payroll tax expenses.

   For the six months ended July 31, 1998, the provision for bad debt was $608,000 compared to $299,000 for the corresponding period of the previous year, reflecting an increase in trade receivables that were more than 90 days past due. From July 31, 1997, to July 31, 1998, such receivables increased to $4.5 million from $3.1 million.

   Depreciation expense of $5.6 million for the six months ended July 31, 1998, increased $3.0 million from $2.6 million for the previous year's corresponding period principally as the result of increasing the Company's seismic equipment lease pool.

   Net income for the six months ended July 31, 1998, was $2.5 million compared to $2.9 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 1998, the Company had net working capital of approximately $25.5 million and $15.0 million of availability under its bank credit facility. At July 31, 1998, the Company had trade accounts receivable of $4.5 million that were more than 90 days past due, with six customers owing an aggregate of $2.9 million of such amount. As of July 31, 1998, the Company's allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

    Although the Company has not received payment on the pre-bankruptcy petition claims from Grant Geophysical, the Company expects to collect one-half of pre-bankruptcy petition claims, which total approximately $755,000. The Company is currently leasing seismic equipment to Grant Geophysical.

    As of July 31, 1998, the Company had not drawn any amounts under its working capital revolving line of credit with Bank One, Texas, N.A. This agreement will expire on December 8, 1999, at which time any unpaid principal amount will be due and payable in full.

    Capital expenditures in the six months ended July 31, 1998, totaled $26.2 million. As of July 1998, the Company had satisfied all minimum purchase requirements of equipment under its Exclusive Equipment Lease Agreement with Sercel.

    Effective May 29, 1998, the Company entered into an Equipment Purchase Agreement with Input/Output, Inc. ("I/O"), pursuant to which the Company purchased a substantial portion of the equipment lease pool of I/O's wholly-owned subsidiary for $15 million, of which some equipment is subject to existing lease/purchase agreements.

    In a related transaction, the Company and I/O entered into a new Preferred Supplier Agreement on June 30, 1998, replacing the parties' Exclusive Lease Referral Agreement. The terms provide that the Company will purchase a minimum of between $90 to $100 million of I/O equipment (after applicable discounts and credits) over a five-year term. In addition, I/O will refer to the Company equipment lease inquiries from its equipment leasing business. Likewise, the Company has agreed that it will not offer for resale to third parties I/O equipment manufactured less than three years from the date of offer, unless such equipment is offered pursuant to the Company's lease/purchase agreements.

    In the first year of the Preferred Supplier Agreement, the Company is required to purchase a minimum of $30 million of equipment, before certain discounts and credits. The Company has budgeted capital expenditures of approximately $40 million for fiscal 1999, which includes the above minimum purchase requirement.

    Management believes that cash provided by future operations and funds available from its commercial lender will be sufficient to fund its operations and planned capital expenditures over the next twelve months.

    Year 2000. The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that is used by the Company is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that the Year 2000 problem will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Shareholders on July 9, 1998. Shareholders of record at the close of business on May 12, 1998 were entitled to vote.

    (b) Shareholders elected each of the six directors nominated for the board of directors:

    NAME OF NOMINEE                FOR            AGAINST         ABSTAINING        WITHHELD
Billy F. Mitcham, Jr.           8,282,394            -                 -             87,165
Roberto Rios                    8,279,471            -                 -             90,088
William J. Sheppard             8,281,881            -                 -             87,678
Paul C. Mitcham                 8,278,944            -                 -             90,615
John F. Schwalbe                8,276,081            -                 -             93,478
Randal Dean Lewis               8,274,771            -                 -             94,788

    (c)   The Shareholders ratified approval of the 1998 Stock Awards Plan:

                          FOR            AGAINST         ABSTAINING        NON-VOTE
                       7,572,896         737,192           59,471              -


    (d) The Shareholders ratified the appointment of Hein + Associates, LLP as the Company's independent certified public accountants.

                          FOR            AGAINST         ABSTAINING        NON-VOTE
                       8,303,008          46,356           20,195              -


Item 6.   Exhibits and Reports on Form 8-K

    (a)  REPORTS ON FORM 8-K

         During the quarter ended July 31, 1998, the Company filed Form 8-K regarding the Preferred Supplier Agreement entered into with Input/Output, Inc. on June 30, 1998.


    (b)  EXHIBITS

         11 - Statement Re Computation of Earnings Per Share

         27 - Financial Data Schedule

                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date:  September 12, 1998



                                   MITCHAM INDUSTRIES, INC.






                                   /S/ BILLY F. MITCHAM, JR.
                                   ------------------------------------------
                                   BILLY F. MITCHAM, JR.,
                                   CHIEF EXECUTIVE OFFICER
                                   (AUTHORIZED OFFICER AND INTERIM PRINCIPAL
                                   ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
   NO.                   DESCRIPTION
-------                  -----------
11   -    Statement Re Computation of Earnings Per Share

27   -    Financial Data Schedule