Form 10QSB
period 1998-10-31
MITCHAM INDUSTRIES INC
filed 1998-12-14
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

===============================================================================

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended October 31, 1998

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT OF 1934

                        Commission file number 001-13490

===============================================================================

                            MITCHAM INDUSTRIES, INC.
           (Name of small business issuer as specified in its charter)


                  Texas                                     76-0210849
     (State or other jurisdiction of                       (IRS Employer
     Incorporation or organization)                     Identification No.)

                             44000 Highway 75 South
                             Huntsville, Texas 77340
                    (Address of principal executive offices)

                                 (409) 291-2277
                           (Issuer's telephone number)

===============================================================================

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

    State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: 9,545,658 shares of Common Stock, $0.01 par value, were outstanding as of December 3, 1998.

    Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                            MITCHAM INDUSTRIES, INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets.....................  3
                Condensed Consolidated Statements of Income...............  4
                Condensed Consolidated Statements of Cash Flows...........  5
                Notes to Condensed Consolidated Financial Statements......  6

Item 2.     Management's Discussion and Analysis or Plan of Operation.....  7



                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings............................................. 13

Item 6.     Exhibits and Reports on Form 8-K.............................. 13

            Signatures.................................................... 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                            October 31,
                                                                               1998         January 31,
                                                                            (Unaudited)         1998
                                                                            ---------       ---------
                                        ASSETS
Current Assets:
    Cash                                                                    $   4,316       $   7,498
    Marketable securities, at market                                           11,033          25,009
    Accounts receivable, net                                                    9,789          14,070
    Installment trade receivables                                               2,547             444
    Inventory                                                                   2,014             942
    Income tax receivable                                                         688             211
    Prepaid expenses and other current assets                                     108             248
                                                                            ---------       ---------
                   Total current assets                                        30,495          48,422
    Seismic equipment lease pool, net                                          52,201          42,236
    Property and equipment, net                                                 1,024             898
    Other assets                                                                    -               6
                                                                            ---------       ---------
         Total assets                                                       $  83,720       $  91,562
                                                                            =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                        $   1,635       $   8,400
    Deferred revenue                                                            1,088           1,055
    Accrued liabilities and other current liabilities                           1,047           5,532
    Income taxes payable                                                           45              45
                                                                            ---------       ---------
         Total current liabilities                                              3,815          15,032
Deferred Income Taxes                                                           2,402           2,294
                                                                            ---------       ---------
         Total liabilities                                                      6,217          17,326

Shareholders' Equity:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                                 -               -
    Common stock, $0.01 par value; 20,000,000 shares authorized
        9,515,658 and 9,425,759 shares, respectively, issued and
        outstanding                                                                95              94
    Additional paid-in capital                                                 61,408          61,275
    Retained earnings                                                          16,289          12,770
    Unrealized gain (loss) on investments                                          29               -
    Cumulative translation adjustment                                            (318)             97
                                                                            ----------      ---------
         Total shareholders' equity                                            77,503          74,236
                                                                            ---------       ---------
         Total liabilities and shareholders' equity                         $  83,720       $  91,562
                                                                            =========       =========

                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except share and per share data)
                                   (Unaudited)

                                                                   Three Months                      Nine Months
                                                                 Ended October 31,                Ended October 31,
                                                           ----------------------------       -------------------------
                                                               1998              1997             1998           1997
                                                           ----------        ----------       ----------     ----------
Revenues:
Short-term leasing                                         $    5,539        $    4,898       $   15,382     $   11,555
Leasing under lease/purchase arrangements                       1,241               162            4,043          1,234
Equipment sales under lease/purchase arrangements                 324             3,458            8,975          9,073
Other equipment sales                                           2,678             1,553            4,498          4,430
                                                           ----------        ----------       ----------     ----------
         Total revenues                                         9,782            10,071           32,898         26,292

Costs and expenses:
Direct costs                                                      382               360            1,012            527
Cost of sales under lease/purchase arrangements                   550             2,992            9,894          8,515
Cost of other equipment sales                                   2,340             1,355            3,527          3,542
General and administrative                                      1,812               867            4,325          2,189
Provision for bad debt                                            203               410              811            709
Depreciation                                                    3,253             1,313            8,814          3,919
                                                           ----------        ----------       ----------     ----------
         Total costs and expenses                               8,540             7,297           28,383         19,401
                                                           ----------        ----------       ----------     ----------

Operating income                                                1,242             2,774            4,515          6,891

Other income - net                                                263               201              894            498
                                                           ----------        ----------       ----------     ----------

Income before income taxes                                      1,505             2,975            5,409          7,389
Provision for income taxes                                        517             1,002            1,890          2,503
                                                           ----------        ----------       ----------     ----------
Net income                                                 $      988        $    1,973       $    3,519     $    4,886
                                                           ==========        ==========       ==========     ==========

Earnings per common share
     Basic                                                 $      .10        $      .26       $       .37    $      .70
     Diluted                                               $      .10        $      .25       $       .36    $      .67
                                                           ==========        ==========       ===========    ==========

Shares used in computing earnings per common share
     Basic                                                  9,515,658         7,448,773        9,486,470      6,967,600
     Diluted                                                9,609,712         7,832,766        9,682,274      7,329,800
                                                           ==========        ==========       ==========     ==========

                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months
                                                                               Ended October 31,
                                                                             ----------------------
                                                                                1998          1997
                                                                             ----------     -------
 Cash flows from operating activities:
 Net income                                                                  $   3,519      $ 4,886
 Adjustments to reconcile net income to net
      cash flows provided by operating activities:
          Depreciation                                                           8,814        3,919
          Provision for doubtful accounts, net of charge offs                      274         (609)
          Deferred income taxes                                                    108         (177)
          Trade accounts receivable                                              1,904       (8,912)
          Inventory                                                             (1,072)      (1,054)
          Income tax receivable                                                   (477)        (444)
          Other assets                                                             146          113
          Accounts payable                                                      (6,765)       3,457
          Accrued and other liabilities                                         (4,838)       1,059
                                                                             ----------     -------
               Net cash provided by operating activities                         1,613        2,238

 Cash flows from investing activities:
      Purchases of seismic equipment held for lease                            (30,176)     (20,624)
      Purchases of property and equipment                                         (334)        (279)
      Disposal of lease pool equipment                                          11,593        7,976
      Disposal of property and equipment                                            12            -
                                                                             ---------      -------
          Net cash used in investing activities                                (18,905)     (12,927)

 Cash flows from financing activities:
      Payment on short-term borrowings                                               -       (1,937)
      Payments on long-term debt and capitalized lease obligations                   -       (2,674)
      Proceeds from issuance of common stock, net of offering expenses               -       18,818
      Proceeds from issuance of common stock upon exercise of
        warrants and options                                                       134            -
      Proceeds from sale of marketable securities                               13,976            -
                                                                             ---------      -------
          Net cash provided by financing activities                             14,110       14,207
                                                                             ---------      -------

 Net increase (decrease) in cash                                                (3,182)       3,518
 Cash, beginning of period                                                       7,498          301
                                                                             ---------      -------
 Cash, end of period                                                         $   4,316      $ 3,819
                                                                             =========      =======

 Supplemental cash flow information:
      Cash paid for:
          Interest                                                           $      28      $   143
          Income taxes                                                       $   2,050      $ 2,835
                                                                             =========      =======
      Equipment purchases in accounts payable                                $   1,136      $10,645
                                                                             =========      =======

                             See accompanying notes.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended January 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 1998; the results of operations for the three and nine months ended October 31, 1998 and 1997; and cash flows for the nine months ended October 31, 1998 and 1997 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 1999.

2.       Commitments and Contingencies
         -----------------------------

         Supplier Agreements
         Effective June 30, 1998, the Company and Input/Output, Inc. ("I/O") entered into a new Preferred Supplier Agreement (the "I/O Agreement"), thereby replacing the parties' Exclusive Lease Referral Agreement. The terms provide that the Company will purchase a minimum of between $90 and $100 million of I/O products over a five-year term. In addition, I/O will refer rental inquiries from customers worldwide to the Company during the term of the agreement. In a related transaction, I/O sold to the Company for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which is subject to existing short-term lease agreements. I/O has agreed in principle not to lease products covered by the I/O Agreement except in limited circumstances.

         Legal Proceedings
         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz V. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. The Company believes that the plaintiffs' allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

3.       Reclassifications
         -----------------

         Certain 1997 amounts have been reclassified to conform to 1998 presentation.

4.       Earnings Per Share
         ------------------

         The following tables set forth the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters and nine months ended October 31, 1998 and 1997.

                                                     Three Months Ended October 31,    Nine Months Ended October 31,
                                                     ------------------------------    -----------------------------
                                                          1998           1997               1998           1997
                                                       ----------     ----------         ----------      ---------
       Net income                                      $      988     $    1,973         $    3,519      $   2,913
                                                       ----------     ----------         ----------      ---------
       Weighted average number of common
         shares outstanding                             9,515,658      7,448,773          9,486,470      6,967,600
       Net effect of dilutive stock options and
       warrants based on the treasury stock method,
       using the average market price                      94,054        383,993            195,804        362,200
                                                       ----------     ----------         ----------      ---------
       Common shares outstanding assuming dilution      9,609,712      7,832,766          9,682,274      7,329,800
                                                       ==========     ==========         ==========      =========
       Earnings per common share assuming dilution     $     0.10     $     0.25          $    0.36      $    0.67
                                                       ==========     ==========         ==========      =========




Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

     The Company leases and sells seismic equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at October 31, 1998 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

     While most of the Company's transactions with foreign customers are denominated in United States dollars, some of the Company's transactions with Canadian customers are denominated in Canadian dollars. The Company does not engage in currency hedging activities.

Seasonality

     Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's lease revenues from customers operating in Canada, where a significant percentage of the seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, there can be no assurances that this trend will continue in the future.

Results of Operations

For the three months ended October 31, 1998 and 1997

       For the third quarter ended October 31, 1998, total revenues decreased 3% to $9.8 million from $10.1 million in the corresponding period of the prior year. This revenue decline reflects a $2.4 million decrease in equipment sales offset by a $2.1 million increase in leasing revenues.

       Equipment sales and leasing revenues under lease/purchase arrangements generated an aggregate third quarter gross margin of 65% compared to 17% for the corresponding period of the prior year. This increase in gross margin is primarily a result of an increase in higher-margin lease revenues under lease/purchase arrangements coupled with a sharp decline in lower-margin equipment sales under lease/purchase arrangements as compared to prior year. The Company accounts for the lease portion and the sales portion of lease/purchase arrangements separately, but believes the two aspects of the transaction must be considered together to reflect its economic substance. Under the Company's lease/purchase transactions, the lease generates a revenue stream before the customer exercises its purchase option, a percentage of which the customer may use to reduce the purchase price. Because the lease revenues that offset the purchase price are not included in equipment sales under lease/purchase arrangements, management assesses the profitability of these transactions by combining lease and sales revenues.

        The current quarter's other equipment sales gross margin of 13% remained unchanged from that of the quarter ended October 31, 1997.

        General and administrative expenses increased $945,000 from the corresponding prior year period primarily due to increased professional fees including management consulting, systems consulting, legal and audit fees and increased compensation and payroll tax expense related to the general increase in business. As of October 31, 1998, the Company has incurred or accrued $250,000 of expense related to the class action lawsuit filed on April 23, 1998, which amount management estimates to be the Company's anticipated out-of-pocket expense.

     Depreciation expense for the quarter ended October 31, 1998, increased $1.9 million, or 148%, to $3.3 million from $1.3 million for the same period last year, principally reflecting a larger seismic equipment lease pool. The Company's seismic equipment lease pool increased $14.7 million, to $52.2 million at October 31, 1998, from $37.5 million at October 31, 1997.

     Net income for the third quarter ended October 31, 1998, was $988,000 compared to $1,973,000 for the same period of the previous year.

For the nine months ended October 31, 1998 and 1997

     Total revenues for the nine months ended October 31, 1998, increased $6.6 million, or 25%, to $32.9 million from $26.3 million for the same prior year period. This revenue increase reflects a $1.0 million increase in equipment sales under lease/purchase arrangements (primarily resulting from one large transaction), together with a $4.7 million increase in short-term leasing revenue and a $2.5 million increase in leasing revenue under lease/purchase arrangements, partially offset by a $1.6 million decline in other equipment sales.

     For the nine months ended October 31, 1998, leasing and equipment sales under lease/purchase arrangements generated an aggregate gross margin of 24% compared to a 17% gross margin for the same period of the previous year. The higher gross margin is primarily attributable to an increase in lease revenues under lease/purchase arrangements in 1998.

     For the nine months ended October 31, 1998, the other equipment sales gross margin was 22% compared to 20% for the corresponding period of the prior year.

     General and administrative expenses for the nine months ended October 31, 1998, increased to $4.3 million from $2.2 million in the same prior year period. This $2.1 million increase primarily reflects increased professional fees including management consulting, systems consulting, legal and audit fees, higher convention and advertising expense and increased compensation and payroll tax expense related to the general increase in business. As of October 31, 1998, the Company has incurred or accrued $250,000 of expense related to the class action lawsuit filed on April 23, 1998, which amount management estimates to be the Company's anticipated out-of-pocket expense.

     For the nine months ended October 31, 1998, the provision for bad debt was $811,000 compared to $709,000 for the corresponding period of the previous year. The provision for bad debt is determined based upon estimates of the collectibility of open account and installment trade receivables.

     Depreciation expense of $8.8 million for the nine months ended October 31, 1998, reflected an increase of $4.9 million from $3.9 million for the previous year's corresponding period, principally as the result of additions to the Company's seismic equipment lease pool.

     Net income for the nine months ended October 31, 1998, was $3.5 million compared to $4.9 million for the same prior year period.

Liquidity and Capital Resources

     As of October 31, 1998, the Company had net working capital of approximately $26.7 million and $15.0 million of availability under its bank credit facility. At October 31, 1998, the Company had accounts receivable of $4.5 million that were more than 90 days past due, with five customers owing an aggregate of $2.9 million of such amount. As of October 31, 1998, the Company's allowance for doubtful accounts was approximately $1.3 million, which management believes is sufficient to cover potentially uncollectible receivables.

     As of October 31, 1998, the Company had not drawn any amounts under its working capital revolving line of credit with Bank One, Texas, N. A. This agreement will expire on December 8, 1999, at which time any unpaid principal amount will be due and payable in full.

     Effective June 30, 1998, the Company entered into a new Preferred Supplier Agreement with I/O, thereby replacing the parties' Exclusive Lease Referral Agreement. The terms provide that the Company will purchase a minimum of between $90 and $100 million of I/O products over a five-year term. In addition, I/O will refer rental inquiries from customers worldwide to the Company during the term of the agreement. In a related transaction, I/O sold to the Company for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which is subject to existing short-term lease agreements. I/O has agreed in principle not to lease products covered by the Preferred Supplier Agreement except in limited circumstances. Capital expenditures in the nine months ended October 31, 1998, totaled $30.5 million, including the $15.0 million purchase of equipment from I/O.

     In the first year of the Preferred Supplier Agreement with Input/Output, Inc. (the "I/O Agreement"), which ends on May 31, 1999, the Company is required to purchase a minimum of $30 million of equipment, before certain discounts and credits. The Company has satisfied approximately $18.4 million of the first-year purchase commitment.

     Management believes that cash on hand, cash provided by future operations and funds available from its commercial lender will be sufficient to fund its operations and planned capital expenditures over the next twelve months.

Year 2000 Compliance

      The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. As a result, many companies may be forced to upgrade or completely replace existing hardware and software in order to be Year 2000 compliant.

State of Readiness
        During 1998, the Company began evaluating its internal operating systems and software ("IT") and embedded manufacturing control technology ("Non-IT") in the equipment that it leases and sells. In its evaluation, vendors of the software and hardware the Company uses in its business have represented that such software and hardware are Year 2000 compliant. To assess risk associated with possible non-compliance of customers' and equipment suppliers' failure to be Year 2000 compliant, the Company prepared and mailed Year 2000 compliance questionnaires to its significant customers and equipment suppliers. Completed questionnaires the Company has received to date indicate there are no known Year 2000 compliance issues that would negatively affect the Company's operations and business. However, the Company has not yet completed its assessment with respect to its equipment suppliers.

Costs to Address Year 2000 Issues
        The Company has utilized internal resources in assessing the Year 2000 issue and has not employed outside consultants to assist. There have been no material expenditures related to identifying, assessing or remediating Year 2000 compliance issues, nor does the Company expect to incur any material expenditures related to this issue.

Risks
         As the Company has not fully completed its Non-IT assessment with respect to its equipment suppliers, it is unable to estimate the impact of any Year 2000 compliance issues that may arise if any equipment supplier were not Year 2000 compliant. Though it has a number of suppliers, two suppliers provide the vast majority of the Company's seismic equipment. In addition, the Company derives a large percentage of its revenues from a relatively small number of customers. Thus, if one of the Company's significant suppliers or customers experienced a material business interruption or, if the Company lost a significant supplier or customer due to Year 2000 non-compliance issues, it could have a material adverse impact on the Company's operations, results of operations or financial position.

Contingency Plan
         The Company has not developed a contingency plan related to Year 2000 compliance since no significant issues have been specifically identified. Once the Company has completed its assessment with respect to its customers and equipment suppliers, if necessary, the Company will develop a contingency plan to address any significant non-compliance issues identified. The Company expects to complete such assessment no later than April 30, 1999.

Forward-Looking Statements and Risk Factors

        Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part I, Item 2. "Management's Discussion and Analysis or Plan of Operation" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate,"

"expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from those results which might be anticipated, forecast or estimated by the Company. Such forward-looking statements include, but are not limited to, the following:

Uncertainty of Oil and Gas Industry Conditions and Demand for Services

     Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas continue to have a major effect on these activities and thus, on the demand for the Company's services.

Customer Concentration and Credit Losses; Industry Consolidation

     The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. The Company's ability to maintain profitability includes risks associated with the creditworthiness and profitability of those customers. In the fiscal years ended January 31, 1996, 1997 and 1998, the single largest customer accounted for approximately 18%, 15% and 20%, respectively, of the Company's total revenues. The termination of any large seismic lease could have a material adverse effect on the Company's operations if the Company does not replace such business on a timely basis. In addition, because the Company's customer base is relatively small, the trend toward consolidation in the oil and gas industry could adversely affect the Company's business and financial condition if significant customers are acquired by other companies.

Dependence on Additional Lease Contracts

     The Company's seismic equipment leases typically have a term of three to nine months and provide gross revenues that recover only a portion of the Company's capital investment. The Company's ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lessees are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although the Company has been successful in obtaining additional lease contracts with other lessees after the termination of the original leases, there can be no assurance that it will continue to do so. The Company's failure to obtain additional or extended leases beyond the initial term would have a material adverse effect on its operations and financial condition.

Dependence on Key Personnel

     The Company's success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mitcham's employment agreement has an initial term through January 15, 2002, and is automatically extended on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor for two years after the termination of his employment. The Company has obtained a $1.0 million key employee life insurance policy payable to the Company in the event of Mr. Mitcham's death. The loss of the services of Mr. Mitcham could have a material adverse effect on the Company. In particular, the I/O Agreement is terminable at such time as Mr. Mitcham is no longer the President of the Company and the Exclusive Equipment Lease Agreement with Sercel is terminable at such time as he is no longer employed by the Company in a senior management capacity.

Technological Obsolescence

     The Company has a substantial capital investment in seismic data acquisition equipment. In addition, under the I/O Agreement, the Company is required to make an additional investment in seismic and other peripheral equipment. The Company believes that the technology represented by the equipment in service and that which it is required to purchase from I/O will not become obsolete prior to the Company's recovery of its initial investment. However, there can be no assurance that manufacturers of seismic equipment will not develop alternative systems that would have competitive advantages over seismic systems now in use, thus having a potentially adverse effect on the Company's ability to profitably lease its existing seismic equipment. In the past the Company has been successful in avoiding material losses caused by technological obsolescence by selling its older seismic equipment to seismic contractors and other parties. However, there can be no assurance that the Company will be able to sell its older seismic equipment in the future.

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

Dependence on Key Suppliers

     The Company has and relies on purchase agreements with I/O, Sercel and Pelton Company Inc., a manufacturer and supplier of vibrator control electronics. To a lesser extent, the Company also relies on its suppliers for lease referrals. The termination of these agreements for any reason, including any failure by the Company to meet the minimum purchase requirements under the I/O Agreement, could materially adversely affect the Company's business. While the Company does not anticipate any difficulty in obtaining seismic equipment form its suppliers based on past experience, any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

     Competition in the leasing of seismic equipment is fragmented, and the Company is aware of several companies that engage in seismic equipment leasing. The Company believes that its competitors, in general, do not have as extensive a seismic equipment lease pool as does the Company. The Company also believes that its competitors do not have similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition firms that may lease equipment that is temporarily idle. Under the I/O Agreement, I/O and its subsidiary, Global Charter Corporation ("Global") retain the right to continue to (i) lease seismic equipment in certain situations where the Company and a prospective lessee cannot or do not enter into a lease, as more fully described in the I/O Agreement, (ii) lease seismic equipment with a purchase option in North and South America and (iii) lease seismic equipment outside of North and South America.

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

Possible Adverse Effect of Anti-Takeover Provisions; Issuance of Preferred Stock

     Certain provisions of the Company's Articles of Incorporation and the Texas Business Corporation Act may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by the Board of Directors but that the Company's shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. Because the Board of Directors is authorized to issue preferred stock with such preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock. Although the Company has no shares of preferred stock outstanding and no present intention to issue any shares of its preferred stock, there can be no assurance that the Company will not do so in the future.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz V. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC") which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. The Company believes that the plaintiffs' allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

Item 6.   Exhibits and Reports on Form 8-K

    (a) Reports on Form 8-K

        None.

     (b) Exhibits

        11   -  Statement Re Computation of Earnings Per Share

        27   -  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date:  December 14, 1998

                                                MITCHAM INDUSTRIES, INC.




                                                /s/ P. Blake Dupuis
                                                -------------------------
                                                P. Blake Dupuis,
                                                Chief Financial Officer
                                                (Authorized Officer and
                                                Principal Accounting Officer)

                                INDEX TO EXHIBITS

            Exhibit
              No.                      Description
            -------                    -----------
               11   -      Statement Re Computation of Earnings Per Share

               27   -      Financial Data Schedule