Form 10-K405
period 1999-01-31
MITCHAM INDUSTRIES INC
filed 1999-05-03
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 1-13490

                            -----------------------

                            MITCHAM INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                    76-0210849
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

              44000 HIGHWAY 75 SOUTH
                HUNTSVILLE, TEXAS                          77340
    (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 409-291-2277

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            -----------------------

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.    X
                               ---

         Aggregate market value of the voting stock held by non-affiliates of the registrant: $39,103,094 as of April 14, 1999.

         As of April 14, 1999, there were outstanding 9,545,658 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                            MITCHAM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                      PART I

Item 1.           Business..............................................................................   1

Item 2.           Properties............................................................................  11

Item 3.           Legal Proceedings.....................................................................  12

Item 4.           Submission of Matters to a Vote of Security Holders...................................  12

                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters...................................................................  12

Item 6.           Selected Financial Data...............................................................  13

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation....................................................  13

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................  17

Item 8.           Financial Statements and Supplementary Data...........................................  17

Item 9.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure..............................................................  18

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant....................................  18

Item 11.          Executive Compensation................................................................  18

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................  18

Item 13.          Certain Relationships and Related Transactions........................................  18

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  18

                  Signatures............................................................................  21

                                     PART I
ITEM 1.  BUSINESS

BACKGROUND

         Mitcham Industries, Inc. leases and sells geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data surveys on land and in transition zones (marsh and shallow water areas). The Company conducts its operations on a worldwide basis and is a leading independent seismic equipment lessor in North and South America. Demand for seismic data has increased significantly in the past several years due to advances in technology and the impact such advances have had on increasing drilling success rates, thereby reducing the overall costs of finding oil and gas. As a result, the Company and many seismic contractors have significantly expanded their seismic equipment fleets. From January 31, 1994 through January 31, 1999, the Company's equipment lease pool, at cost, increased from approximately $957,000 to $63.6 million. The Company's sales of new and used seismic equipment have also increased significantly.

         The Company owns a variety of technologically advanced equipment acquired from the leading seismic manufacturers. The Company's lease pool includes many types of equipment used in seismic data acquisition, including all components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of the Company's equipment lease pool is provided by two manufacturers, Input/Output, Inc. ("I/O") and the Sercel subsidiaries of Compagnie Generale de Geophysique ("Sercel"). The Company believes that most of the advanced seismic data acquisition systems in use worldwide are either I/O or Sercel systems. In the last two years, the Company has significantly diversified its equipment lease pool. At January 31, 1999, approximately 51% of the Company's equipment lease pool, on a cost basis, consisted of seismic recording channel boxes, with the remainder consisting of peripheral and other equipment.

         The Company leases its equipment on a short-term basis, generally for three to nine months, to seismic contractors who need additional capacity to complete a seismic survey. In doing so, the Company enables its customers to achieve operating and capital investment efficiencies. Demand for short-term seismic equipment leases is affected by many factors including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) rapidly changing technology and (iv) costs of seismic equipment. The Company believes these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. The Company's equipment lease rates vary according to an item's expected useful life, utilization and initial cost.

         A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. The Company's customers may lease a small amount of equipment to expand an existing crew's capabilities or a complete seismic data acquisition system to equip an entire crew.

         Certain of the Company's leases contain a purchase option, allowing the customer to apply a portion of the lease payments to the eventual purchase of the equipment. Additionally, the Company sells a broad range of used seismic equipment on a worldwide basis and, in certain markets, acts as a sales representative or distributor of new seismic equipment.

         The Company has supply and exclusive lease referral agreements with several leading seismic equipment manufacturers including Sercel and Pelton Company, Inc. ("Pelton"). The Company believes that these agreements provide it with certain competitive advantages. Under these agreements, the Company is the exclusive worldwide short-term leasing representative for certain products. Additional agreements exist with certain of these manufacturers allowing the Company to act as sales representative or distributor for such manufacturer's products in selected markets. These agreements have varying terms and expire in 1999 through 2000, subject to modification or extension.

BUSINESS STRATEGY

         The Company's business strategy is to meet the needs of users of seismic equipment through its leasing and support services. To accomplish this, the Company has identified the following major objectives:

         o Provide a technologically advanced seismic equipment lease pool. The Company intends to maintain the size and diversity of its equipment lease pool. The Company believes that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

         o Expand international operations. Historically, the Company's activities outside North America have consisted of equipment sales, with a limited amount of leasing activities. In fiscal 1999, the Company's leasing activities in South America and Central America have increased significantly. The Company believes that it will be able to expand its international leasing activities as its customers' operations grow in international markets. The Company receives referrals from Sercel and other manufacturers on a worldwide basis. The Company believes that its alliances with manufacturers will help it to further penetrate international markets, where such manufacturers are well recognized and have well-developed business relationships.

         o Develop and enhance alliances with major seismic equipment manufacturers. The Company's relationships with leading seismic equipment manufacturers allow it to expand its equipment lease pool on favorable terms. The Company believes such relationships improve its access to customers and provide a significant competitive advantage. The Company has exclusive short-term lease agreements with certain manufacturers and is seeking to expand the scope of existing alliances, as well as develop additional arrangements.

         o Pursue additional business development opportunities. The Company regularly evaluates opportunities to expand its business activities within the oil service industry, particularly in the seismic sector.

SEISMIC TECHNOLOGY AND THE INDUSTRY

         Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920's and has advanced significantly with improvements in computing and electronic technologies. In recent years, the oil and gas industry has significantly expanded its use of 3-D seismic data which provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited.

         Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data ("CEU"), (ii) seismic recording channel boxes that contain from one to six seismic channels ("channel boxes"), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, compressed air guns or earth vibrators that create the necessary acoustic wave to be recorded and (v) other peripheral, or accessory, equipment. Peripheral equipment includes cables that transmit digital seismic data from the channel boxes to the CEU, survey equipment, drilling equipment for shot holes and other equipment.

         In seismic data acquisition, an acoustic wave is generated at or below the earth's surface through the discharge of compressed air, the detonation of small explosive charges or the use of vibrators. As the acoustic wave travels through the earth, it is reflected by the underlying rock layers and the reflected energy is captured by the geophones, which are sited at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channel boxes, which convert the signals from analog to digital data and transmit this data via cable to the CEU. The CEU stores the seismic data on magnetic tape or disk for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.

         In the past, the 2-D seismic survey was the standard data acquisition technique used to map geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys require much larger data acquisition systems. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than does 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drillsite or oil and gas reservoir.

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

         Recent industry advances include the use of high resolution 3-D, three-component geophones ("3C-3D"), which enhance the 3-D image, and time lapse ("4-D") seismic, where surveys are periodically reacquired to allow the monitoring of producing oil and gas field for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs and consequently, have increased demand for seismic data acquisition equipment and services.

         With the expanded use of seismic technology, particularly 3-D seismic, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, in many areas, such as North America, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys which today average approximately 1,500 channels and often use 3,000 or more channels. The Company believes that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary to meet specific survey requirements, and thereby reduce the substantial capital expenditures necessary to purchase such equipment.

BUSINESS AND OPERATIONS

         SEISMIC EQUIPMENT LEASING. The Company typically purchases new and used seismic equipment for short-term (less than one year) lease to its customers, which primarily include seismic contractors. After the termination of the original equipment lease, the Company enters into additional short-term leases with other customers, often leasing such equipment multiple times until the end of its useful life or its sale. The Company's equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer's job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. The Company's customers generally lease seismic equipment to meet shortages of recording channels and related equipment for specific surveys. Typically, the Company does not lease all of the channel boxes and other peripheral equipment required for seismic surveys, although it has the capability to lease equipment for an entire seismic system and, from time to time, will do so.

         The Company currently has an equipment lease pool comprising a total of approximately 25,000 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and survey and other equipment. All of the Company's lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

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

         A majority of the Company's leasing revenues has historically come from North American operations. Within North America, a significant portion of the Company's total revenues is attributable to Canadian operations. Management believes that the United States and Canada will continue to be the focal points of the Company's seismic equipment leasing operations for the foreseeable future, although the Company is pursuing an expanded presence in other international locations such as South and Central America and the Far East.

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's operations in Canada, where a significant percentage of the seismic survey activity usually occurs in the winter season, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In the United States, most of the seismic survey work is not usually affected by weather. As a result of weather conditions, the Company attempts to manage its equipment lease pool to meet seasonal demands. Equipment leased in Canada during the winter months may be moved to the United States in the warmer months.

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

         SEISMIC EQUIPMENT COMMISSIONED SALES. Under the Sercel Sales Agreement discussed below, the Company receives sales commissions on all Sercel equipment and spare parts sold in Canada.

KEY SUPPLIER AGREEMENTS

THE I/O AGREEMENT

         Effective June 30, 1998, the Company and I/O entered into a new Preferred Supplier Agreement (the "I/O Agreement"), replacing the parties' Exclusive Lease Referral Agreement, under which the Company had completely fulfilled its obligation. Under the I/O Agreement, the Company agreed to purchase a minimum of between $90 and $100 million of I/O products (after discounts) in stated increments over a five-year term. In addition, I/O agreed to refer rental inquiries from customers worldwide to the Company during the term of the agreement, and not to lease products covered by the I/O Agreement, except in limited circumstances. In a related transaction, I/O sold to the Company for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which was subject to existing short-term lease agreements.

         Subsequent to January 31, 1999, the Company and I/O agreed to terminate the I/O Agreement, thereby releasing the Company from its obligation to make future minimum purchases. As a result of the termination, I/O is no longer obligated to refer rental inquiries to the Company and is free to enter the short-term leasing business.

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

         A condition of the Sercel Lease Agreement is that the Company purchases an aggregate of $10.2 million of Sercel data acquisition and other field equipment on or before December 31, 1999. The Company has exceeded its purchase requirements under the Sercel Lease Agreement.

         Sercel must inform the Company of the identity of the third party prospective lessee and the terms, if any, that have been discussed regarding a proposed lease. If the Company either (i) is unable to lease the Sercel equipment due to a shortage in its lease pool, (ii) cannot agree with a prospective lessee on the terms of a proposed lease within five business days of the lessee's introduction to the Company, or (iii) otherwise chooses not to lease to a prospective lessee, then Sercel may lease its equipment to the prospective lessee.

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

THE SERCEL SALES AGREEMENT

         Through Mitcham Canada Ltd., the Company's wholly-owned subsidiary formed in September 1996, the Company entered into the Commercial Representation Agreement (the "Sercel Sales Agreement") with Georex, Inc. ("Georex"), a wholly-owned subsidiary of Sercel, under which the Company is Sercel's designated sales representative in Canada for its seismic data acquisition and other field equipment through September 19, 1999, subject to earlier termination after September 20, 1998 on 90 days prior notice. If not sooner terminated, the agreement will automatically be extended for successive one-year periods after September 19, 1999. Under the agreement, the Company is entitled to receive a commission on all Sercel equipment and spare parts sold in Canada.

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

OTHER AGREEMENTS

         In May 1996, the Company entered into an exclusive lease referral agreement (the "Pelton Agreement") with Pelton. The Company believes Pelton is the leading manufacturer and supplier of vibrator control electronics. The terms of the Pelton Agreement regarding exclusive lease referrals and favorable prices are substantially similar to those of the Sercel Lease Agreement. The Pelton Agreement is valid until terminated by either party upon three months prior written notice.

CUSTOMERS; SALES AND MARKETING

         The Company's major lease customers are seismic data acquisition contractors and major and independent oil and gas companies. The Company typically has a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 1999, the Company had lease customers with 68 active leases of various lengths. Customers of the Company's used and new seismic equipment sales and service business include its lease customers, foreign governments, universities, engineering firms and research organizations worldwide.

         The Company participates in both domestic and international trade shows and expositions to inform the oil and gas industry of its products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a semi-annual listing of equipment offerings is mailed to over 3,000 oil and gas industry participants. The Company believes this mailing generates significant seismic equipment lease and sales revenues. In addition, the Company advertises its alliances with Sercel and Pelton in several major geophysical trade journals. The Company also maintains a web site on which it lists its seismic equipment for sale and lease.

         The Company works with a network of representatives in several international markets, including Europe, the Far East, Russia and other former Soviet Union countries. These agents generate equipment sales and, to a lesser extent, equipment leasing business for the Company and are compensated on a commission basis. The Company also expends resources in the areas of customer service, product support and the maintenance of customer relationships. In November 1996, the Company established an office in Calgary, Alberta, Canada from which it leases and sells seismic equipment.

COMPETITION

         While the Company is aware of several companies that engage in seismic equipment leasing, competition has historically been fragmented and the Company's competitors have not had as extensive a seismic equipment lease pool as the Company has.

         Subsequent to January 31, 1999, the Company and I/O terminated the I/O Agreement. As a result, I/O is no longer restricted from competing with the Company in the short-term equipment leasing business. As a result, I/O may seek to more aggressively pursue lease and lease/purchase arrangements that would likely have been prohibited under the I/O Agreement. I/O has significantly greater resources than the Company, and I/O's entry into competition in the short-term equipment leasing business could have a material adverse effect on the Company's operations and financial condition.

         The Company competes for seismic equipment leases on the basis of (i) price and delivery, (ii) availability of both peripheral seismic equipment and complete data acquisition systems which may be configured to meet a customer's particular needs and (iii) length of lease term. The Company competes in the used equipment sales market with a broad base of seismic equipment owners, including major oil and gas exploration companies and seismic data acquisition contractors which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than the Company. The Company believes there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.

SUPPLIERS

         The Company has several suppliers of the seismic equipment for its lease pool. The Company has historically acquired the majority of the 3-D channel boxes for its lease pool from I/O and Sercel and acquires the majority of its vibrator control electronics from Pelton. The Company believes that I/O and Sercel manufacture most of the land-based seismic systems and equipment in use. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Charge-Air Compression Systems (compressors), Steward Cable (cables) and Mark Products (geophones and cables). From time to time, the Company purchases new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

EMPLOYEES

         As of January 31, 1999, the Company employed 47 people, none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        Certain information contained in this Annual Report on Form 10-K (including statements contained in Part I, Item 3. "Legal Proceedings" and in
Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and within this Annual Report on Form 10-K generally.

UNCERTAINTY OF OIL AND GAS INDUSTRY CONDITIONS AND DEMAND FOR SERVICES

         Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. The continuing downturn in the energy services sector has resulted in a sharp decline in demand for the Company's services. Recent increases in the price of oil have not yet countered decreased demand. Any future fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas will continue to have a major effect on exploration, production and development activities and thus, on the demand for the Company's services.

CREDIT RISK FROM CUSTOMER CONCENTRATION AND RISK FROM INDUSTRY CONSOLIDATION

         The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. The Company's ability to maintain profitability includes risks associated with the creditworthiness and profitability of those customers. In the fiscal years ended January 31, 1997, 1998 and 1999, the single largest customer accounted for approximately 15%, 20% and 36%, respectively, of the Company's total revenues. In addition, because the Company's customer base is relatively small, the trend toward consolidation in the oil and gas industry could adversely affect the Company's business and financial condition if significant customers are acquired by other companies.

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


DEPENDENCE ON KEY PERSONNEL

         The Company's success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mitcham's employment agreement has an initial term through January 15, 2002, and is automatically extended on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor for two years after the termination of his employment. The Company has obtained a $1.0 million key employee life insurance policy payable to the Company in the event of Mr. Mitcham's death. The loss of the services of Mr. Mitcham could have a material adverse effect on the Company. In particular, the Exclusive Equipment Lease Agreement with Sercel is terminable at such time as he is no longer employed by the Company in a senior management capacity.

RISKS RELATED TO TECHNOLOGICAL OBSOLESCENCE

         The Company has a substantial capital investment in seismic data acquisition equipment. The development by manufacturers of seismic equipment of newer technology systems or component parts that have significant competitive advantages over seismic systems and component parts now in use could have an adverse effect on the Company's ability to profitably lease and sell its existing seismic equipment.

         During the fiscal year ended January 31, 1999, the Company recorded a pretax asset impairment charge of $15.1 million. Included in this charge is a $900,000 lower of cost or market adjustment related to certain seismic equipment assets classified as inventory. The non-cash asset impairment charge was recorded in accordance with SFAS No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry downturn is such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's seismic equipment lease pool and inventory assets was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote down those assets to their estimated fair market value based on discounted cash flows using an effective rate of 8.0%. Undiscounted future net cash flows were calculated based on individual types of seismic equipment using projected future utilization and lease rates over the estimated remaining useful lives of the assets. The Company's seismic equipment assets have been historically depreciated over 3-10 years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No.
121. There can be no assurance that the Company will not record asset impairment charges under SFAS No. 121 in the future.

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

         The first and fourth quarters of the Company's fiscal year have historically accounted for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from October through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999. Accordingly, period to period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

DEPENDENCE ON KEY SUPPLIERS

         The Company has and continues to rely on purchase agreements with Sercel and Pelton. To a lesser extent, the Company also relies on its suppliers for lease referrals. The termination of these agreements for any reason could materially adversely affect the Company's business. While the Company does not anticipate any difficulty in obtaining seismic equipment from its suppliers based on past experience, any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         Competition in the leasing of seismic equipment is fragmented, and the Company is aware of several companies that engage in seismic equipment leasing. The Company believes that its competitors, in general, do not have as extensive a seismic equipment lease pool as does the Company. The Company also believes that its competitors do not have similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition contractors that may lease equipment that is temporarily idle.

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

RISK FROM VOLATILE STOCK PRICES AND NO PAYMENT OF DIVIDENDS

         Due to current energy industry conditions, energy and energy service company stock prices, including the Company's stock price, have been extremely volatile. Such stock price volatility could adversely affect the Company's business operations by, among other things, impeding its ability to attract and retain qualified personnel and to obtain additional financing if such financing is ever needed. The Company has historically not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. In addition, the Company's bank loan agreement restricts the payment of dividends.

POSSIBLE ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS; POTENTIAL ISSUANCE OF PREFERRED STOCK

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

ITEM 2.  PROPERTIES

         The Company owns its corporate office and warehouse facilities in Huntsville, Texas. Its headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. The Company also leases approximately 10,000 square feet of office and warehouse space at its facility in Calgary, Alberta, Canada.

ITEM 3.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz V. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about March 30, 1999, the Company filed a motion to dismiss the CAC. The motion is now fully briefed and the Company is awaiting a ruling by the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The common stock is traded on the Nasdaq National Market under the symbol "MIND." The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq National Market.

                                                              High            Low
                                                              ----            ---
        Fiscal Year Ended January 31, 1998:
             First Quarter                                    9 1/4           6 1/8
             Second Quarter                                  15 3/8           6 5/8
             Third Quarter                                   29 5/8          14 1/2
             Fourth Quarter                                  33 1/8          12 5/8

        Fiscal Year Ended January 31, 1999:
             First Quarter                                   19 1/2           9 3/4
             Second Quarter                                  13 1/2          7 1/16
             Third Quarter                                    9 7/8           4 1/2
             Fourth Quarter                                   8 1/8         3 11/16

         As of April 14, 1999, there were approximately 500 shareholders of record of the common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)

                                                                      Years Ended January 31,
                                                       -----------------------------------------------------
                                                         1999        1998       1997       1996       1995
                                                       --------    --------   --------   --------   --------
Net sales and other revenues                           $ 37,936    $ 42,027   $ 14,690   $  7,292   $  5,284
Income (loss) from continuing operations                 (8,526)      6,392      2,702      1,713      1,000
Income (loss) from continuing operations
   per common share - diluted                             (0.90)       0.83       0.60       0.50       0.66
Cash dividends declared per common share                     --          --         --         --         --
Balance Sheet Data:
Cash and marketable securities                           19,860      32,507        301        637        874
Seismic equipment lease pool, property and equipment     65,116      50,994     22,540     10,141      5,512
Total assets                                             67,174      91,562     24,293     12,239      8,199
Long-term obligations and redeemable preferred stock         --       2,294      3,319      1,524        367
Total liabilities                                         2,422      17,326      9,051      4,191      2,023
Total shareholders' equity                               64,752      74,236     15,242      8,048      6,176


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The Company's sales are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. The Company believes that during the latter half of 1998, the exploration and production companies anticipated an extended period of low oil and gas prices and began to reduce their intended levels of expenditures for seismic data. Consolidation within the oil industry has also delayed seismic data acquisition projects.

         Until the exploration and production companies can forecast with reasonable certainty that future oil prices will stabilize, seismic data acquisition activity is not expected to improve. Additional declines in oil prices, or expectations that the recent improvement in oil prices will not hold, could cause the Company's customers to further reduce their spending and further adversely affect the Company's results of operation and financial condition.

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at January 31, 1999 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         For the years ended January 31, 1997, 1998 and 1999, revenues from foreign customers totaled $6.8 million, $17.1 million and $20.7 million, respectively. The majority of the Company's transactions with foreign customers are denominated in United States dollars.

SEASONALITY

         Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999.

RESULTS OF OPERATIONS

         Revenues of $37.9 million for fiscal 1999 decreased $4.1 million compared to revenues of $42.0 million for fiscal 1998, which reflected an increase of $27.3 million as compared to revenues of $14.7 million for fiscal 1997. Short-term leasing revenues and leasing revenues under lease/purchase arrangements totaling $22.4 million for fiscal 1999 represented a substantial increase over fiscal 1998 leasing revenues of $19.6 million. Fiscal 1998 combined leasing revenues of $19.6 million represented a $10.1 million increase over fiscal 1997 combined leasing revenues of $9.5 million. This year over year increase reflects additions of lease pool equipment throughout fiscal 1999 and 1998 to meet lease demand. Seismic equipment sales for fiscal 1999 were $15.6 million as compared to $22.1 million and $5.2 million for fiscal 1998 and 1997, respectively. The decrease in sales revenues during fiscal 1999 compared to fiscal 1998 is a result of decreased capital expenditure budgets throughout the oil and gas industry coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Depreciation expense for fiscal 1999 was $12.4 million, representing an 87% increase over fiscal 1998 expense of $6.6 million. The $3.5 million increase in depreciation expense for fiscal 1998 represented an approximate 112% increase over fiscal 1997 expense. The significant increase in depreciation expense over the prior two fiscal years is a direct result of the seismic equipment lease pool increasing nearly $42 million, on a cost basis, from January 31, 1997 to January 31, 1999. While the Company's leasing revenues have increased in each of the past three fiscal years, direct costs associated with short-term leasing have also increased steadily. Direct costs for fiscal 1999 were $1.6 million, compared to $1.0 million and $.3 million for fiscal 1998 and 1997, respectively.

         For the fiscal year ended January 31, 1999, leasing and equipment sales under lease/purchase arrangements generated an aggregate gross margin of 25%, compared to 20% and 49% for fiscal 1998 and 1997, respectively. Gross margins in both fiscal 1999 and 1998 are not comparable to the margin achieved in 1997 because the Company sold primarily newer equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool. In fiscal 1997 there were fewer of these low-margin transactions and the equipment sold was older and more depreciated.

         Gross margins on seismic equipment sales were 25%, 10% and 34% for fiscal years 1999, 1998 and 1997, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of newly added seismic equipment to the lease pool versus older, more depreciated seismic equipment being sold.

         During fiscal 1999, the Company incurred a pre-tax, non-cash asset impairment charge of approximately $15.1 million related to the impairment of certain seismic equipment assets. This impairment charge is primarily the result of the application of Statement of Financial Accounting Standards ("SFAS") No. 121, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through cash flows from future operations. The severity of the decline in seismic activity, and thus, the demand for the Company's equipment, was such an event. Based on the application of SFAS No. 121, the Company recognized a $14.2 million pretax charge during fiscal 1999 related to its seismic equipment lease pool. In addition, the Company recognized approximately $900,000 of pretax charges related to a lower of cost or market adjustment to certain seismic equipment assets classified in the consolidated financial statements as inventory.

         General and administrative expenses increased $1.8 million in fiscal 1999 as compared to fiscal 1998 expense of $3.2 million, which reflected an increase of $1.4 compared to fiscal 1997. The fiscal 1999 increase was due to increased professional fees including management and systems consulting, legal and audit fees and increased compensation and payroll tax expense related to the increase in the size of the Company's operations and number of employees. As of January 31, 1999, the Company has incurred or accrued approximately $425,000 of expense related to an ongoing Texas sales tax audit and the class action lawsuit filed on April 23, 1998. The increase in general and administrative expense in fiscal 1998 as compared to fiscal 1997 was due in part to the establishment and staffing of the Canadian subsidiary and increases in legal and accounting expenses associated with being a public company.

         The Company's provision for doubtful accounts expense increased from $842,000 in fiscal 1998 to $1.7 million in fiscal 1999. This increase is related to the ongoing downturn in seismic activity worldwide. The decrease in provision for doubtful accounts expense in fiscal 1998 as compared to fiscal 1997 of about $500,000 is the result of one of the Company's customers which filed for bankruptcy in fiscal 1997. As of January 31, 1999 and 1998, the Company's allowance for doubtful accounts receivable amounted to $1.6 million and $1.0 million, respectively.

         Net income for fiscal 1999 decreased approximately $14.9 from fiscal 1998, resulting in a net loss for the year of $8.5 million, reflecting the inclusion of the asset impairment charge and provision for doubtful accounts charge. Net income for fiscal 1998 increased by $3.7 million, as compared to fiscal 1997, reflecting the significant increase in leasing and sales activities during the same period.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 1999, the Company had net working capital of approximately $27.1 million as compared to net working capital of $33.4 million at January 31, 1998. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the year ended January 31, 1999 was $10.4 million, as compared to $3.8 million and $4.2 million for the years ended January 31, 1998 and 1997, respectively. Net cash provided by financing activities for the years ended January 31, 1999, 1998 and 1997 was $.2 million, $47.9 million and $7.1 million, respectively.

         During March 1997, the Company completed a public offering of 3,450,000 shares of common stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by selling shareholders. The net proceeds to the Company from the offering were approximately $18.2 million. The net proceeds were used to purchase additional 3-D seismic data acquisition equipment, to pay outstanding debt to the Company's commercial lender under a revolving line of credit and a term loan and for certain other corporate expenses.

         During December 1997, the Company completed a public offering of a total of 1,920,000 shares of its common stock, of which 1,900,000 shares were sold by the Company and 20,000 shares were sold by selling shareholders. The net proceeds to the Company from the offering were approximately $33.6 million. Of the proceeds from the two public offerings, the Company used approximately $34.5 million in fiscal 1998 to pay for lease pool equipment. During fiscal 1999, the Company used $32.5 million for purchases of lease pool equipment.

         At January 31, 1999, the Company had trade accounts receivable of $7.1 million that were more than 90 days past due, as compared to $3.9 million at January 31, 1998. As of January 31, 1999, the Company's allowance for doubtful accounts was approximately $1.6 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

         The Company has a working capital revolving line of credit of up to $15 million from Bank One (the "Revolver"). Interest on advances under the Revolver are payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, ranges between LIBOR plus 1.75% and LIBOR plus 2.75% depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, ranges between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company pays Bank One each fiscal quarter a fee equal to 0.25% of the average daily unused portion of the Revolver calculated for the previous quarter. Advances are limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The Revolver will expire on December 8, 1999, at which time the unpaid principal amount of the Revolver will be due and payable in full. As of January 31, 1999, there were no amounts outstanding under the Revolver.

         As of January 31, 1999, the Company was in violation of a certain covenant of the Revolver, although there were no amounts outstanding under the Revolver. The Company obtained a waiver of the covenant from Bank One; however, Bank One will not make any advances under the Revolver until the Company: (i) is in compliance with the relevant covenant; and (ii) grants Bank One a first priority secured interest in substantially all of the Company's assets.

         Capital expenditures for the 1999 fiscal year totaled approximately $32.9 million as compared to capital expenditures of $34.9 million for fiscal 1998. Management believes that cash on hand, cash provided by future operations and funds available from its commercial lender will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.


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

State of Readiness

          During 1998, the Company began evaluating its internal operating systems and software ("IT") and embedded manufacturing control technology ("Non-IT") in the equipment that it leases and sells. In its evaluation, vendors of the software and hardware the Company uses in its business have represented that such software and hardware are either Year 2000 compliant or compatible. To assess risk associated with possible non-compliance of customers' and equipment suppliers' failure to be Year 2000 compliant, the Company prepared and mailed Year 2000 compliance questionnaires to its significant customers and equipment suppliers. Completed questionnaires the Company has received to date indicate there are no known material Year 2000 compliance issues that would negatively affect the Company's operations and business. However, the Company has not yet completed its assessment with respect to its equipment suppliers.

Costs to Address Year 2000 Issues

         The Company has utilized internal resources in assessing the Year 2000 issue and has not employed outside consultants to assist. There have been no material expenditures related to identifying, assessing or remediating Year 2000 compliance issues, nor does the Company expect to incur any material expenditures related to this issue. As of the date of this report, the Company has identified lease pool equipment requiring approximately $10,000 of expenditures to become Year 2000 compatible.

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

Contingency Plan

         The Company has not developed a contingency plan related to Year 2000 compliance since no significant issues have been specifically identified. Once the Company has completed its assessment with respect to its customers and equipment suppliers, if necessary, the Company will develop a contingency plan to address any significant non-compliance issues identified. The Company expects to complete such assessment by October 31, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates the majority of its lease and sales contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears at pages F-1 through F-22 hereof and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Company will be set forth in the proxy statement for the 1999 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference. Information regarding compliance by the officers, directors and control persons of the Company with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company's proxy statement for the 1999 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with
Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement for the 1999 Annual Meeting of Shareholders under the heading "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement for the 1999 Annual Meeting of Shareholders under the heading "Principal Holders of Securities and Security Ownership of Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement for the 1999 Annual Meeting of Shareholders under the heading "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number
--------------
       3.1        --     Amended and Restated Articles of Incorporation of
                         Mitcham Industries,  Inc.(1) (Exhibit 3.1)
       3.2        --     Amended and Restated Bylaws of Mitcham Industries, Inc.
                         (1) (Exhibit 3.2)
       4.1        --     Copy of Specimen stock certificate evidencing Common
                         Stock of Mitcham Industries, Inc. (2) (Exhibit 4.1)
         9        --     Voting Agreement, dated September 20, 1993, between the
                         Company,  Billy F.

                         Mitcham, Jr. and certain shareholders (1) (Exhibit 9)
      10.1        --     Exclusive Lease Referral Agreement, dated February 22,
                         1994, between Mitcham Industries, Inc. and
                         Input/Output, Inc., as amended. (3) (Exhibit 10.1)
      10.2        --     Fourth Amendment to Exclusive Lease Referral Agreement
                         with Input/Output, Inc.
      10.3        --     Fifth Amendment to Exclusive Lease Referral Agreement
                         with Input/Output, dated January 9, 1997 (5) (Exhibit
                         10.2)
    * 10.4        --     Employment Agreement, dated January 15, 1997, between
                         the Company and Billy F. Mitcham, Jr. (5) (Exhibit
                         10.4)
      10.5        --     Consulting Agreement, dated April 1, 1994, between the
                         Company and Billy F. Mitcham, Sr. (1) (Exhibit 10.16)
      10.6        --     First Amendment to Consulting Agreement, dated January
                         15, 1997, between the Company and Billy F. Mitcham, Sr.
                         (5) (Exhibit 10.6)
      10.7        --     Exclusive Lease Referral Agreement, dated May 14, 1996,
                         between the Company and Pelton Company, Inc. (4)
                         (Exhibit 10.1)
      10.8        --     First Amendment to the Exclusive Lease Referral
                         Agreement, dated January 1997, between the Company and
                         Pelton (7) (Exhibit 10.17)
      10.9        --     Second Amendment to the Exclusive Lease Referral
                         Agreement between Mitcham Industries, Inc. and Pelton
                         Company, Inc., dated November 24, 1997 (7) (Exhibit
                         10.3)
     10.10        --     Exclusive Equipment Lease Agreement, effective
                         September 20, 1996, between the Company and SERCEL,
                         S.A. (4) (Exhibit 10.2)
     10.11        --     Commercial Representation Agreement, effective
                         September 20, 1996, between Mitcham Canada Ltd., an
                         Alberta corporation, and Georex, Inc. (4) (Exhibit
                         10.3)
     10.12        --     Amendment No. 1 to the Commercial Representation
                         Agreement between Mitcham Canada, Ltd. and Georex,
                         Inc., dated November 11, 1997 (7) (Exhibit 10.1)
     10.13        --     Exclusive Lease Representative and Distributor
                         Agreement between Mitcham Industries, Inc. and StrucTec
                         Systems, Inc., dated October 30, 1997 (7) (Exhibit
                         10.2)
     10.14        --     Letter Loan Agreement between Mitcham Industries, Inc.
                         and Bank One, Texas, N.A., dated December 7, 1997 (7)
                         (Exhibit 10.4)
     10.15        --     Promissory Note in the original principal amount of
                         $15,000,000, made payable to the order of Bank One,
                         Texas, N.A., dated December 8,1997(7) (Exhibit 10.5)
     10.16        --     Equipment Purchase Agreement between Mitcham
                         Industries, Inc. and Input/Output, Inc., dated May 31,
                         1998(9) (Exhibit 10.1)
     10.17        --     Preferred Supplier Agreement between Mitcham
                         Industries, Inc. and Input/Output, Inc., dated June 30,
                         1998(10) (Exhibit 10.1)
   * 10.18        --     1994 Stock Option Plan of Mitcham Industries, Inc.(2)
                         (Exhibit 10.9)
     10.19        --     Form of Incentive Stock Option Agreement(2) (Exhibit
                         10.10)
     10.20        --     Form of Nonqualified Stock Option Agreement(2) (Exhibit
                         10.11)
     10.21        --     1994 Non-Employee Director Stock Option Plan of Mitcham
                         Industries, Inc.(2) (Exhibit 10.12)
     10.22        --     Form of Nonqualified Stock Option Agreement(2) (Exhibit
                         10.13)
     10.23        --     Form of Mitcham Industries, Inc. customer lease
                         agreement (1) (Exhibit 10.20)
     21           --     Subsidiaries of the Company (6) (Exhibit 11)
     23           --     Consent of Hein + Associates LLP
     27           --     Financial Data Schedule

     *                   Management contract or compensatory plan or arrangement

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

(4) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.

(5) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.

(6) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.

(7) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-40507), filed with the SEC on November 18, 1997.

(8) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 2 to its Registration Statement on Form S-3 (File No. 333-40507), filed with the SEC on December 17, 1997.

(9) Incorporated by reference to the indicated exhibit number of the Company's Quarterly Report on Form 10-QSB filed with the SEC on June 22, 1998.

(10) Incorporated by reference to the indicated exhibit number of the Company's Current Report on Form 8-K, filed with the SEC on July 15, 1998.

(b) REPORTS ON FORM 8-K

 None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 3RD DAY OF MAY, 1999.


                            MITCHAM INDUSTRIES, INC.



                            By:  /s/ BILLY F. MITCHAM, JR.
                               ------------------------------------------
                                Billy F. Mitcham, Jr., Chairman of the
                             Board, President and Chief Executive Officer
                                     (principal executive officer)



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  Signature                          Title/Capacity                        Date
                  ---------                          -------------                         ----
            /s/ BILLY F. MITCHAM, JR.                Chairman of the Board,             May 3, 1999
------------------------------------------           President and Chief
                  Billy F. Mitcham, Jr.              Executive Officer


             /s/ PAUL C. MITCHAM                     Vice President -                   May 3, 1999
-----------------------------------------------      Operations and Director
                  Paul C. Mitcham

                /s/ P. BLAKE DUPUIS                  Vice President -                   May 3, 1999
--------------------------------------------------   Finance, Secretary,
                  P. Blake Dupuis                    and Treasurer
(principal financial and accounting officer)

           /s/ WILLIAM J. SHEPPARD                   Vice President -                   May 3, 1999
--------------------------------------------         International Operations
                William J. Sheppard                  and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                            ----
Independent Auditor's Report............................................................................... F-2

Consolidated Balance Sheets as of January 31, 1998 and 1999................................................ F-3

Consolidated Statements of Operations for the Years Ended
        January 31, 1997, 1998 and 1999.................................................................... F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
        for the Years Ended January 31, 1997, 1998 and 1999................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended
        January 31, 1997, 1998 and 1999.................................................................... F-6

Notes to Consolidated Financial Statements................................................................. F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiary as of January 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiary as of January 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Houston, Texas
April 12, 1999

                            MITCHAM INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                        JANUARY 31,
                                                                              ----------------------------
                                                                                  1998            1999
                                                                              ------------    ------------
                                                      ASSETS
Current assets:
   Cash                                                                       $  7,498,000    $  2,525,000
   Marketable securities, at market                                             25,009,000      17,335,000
   Accounts receivable, net of allowance for doubtful accounts of
      $1,024,000 and $1,625,000 at January 31, 1998 and 1999,
      respectively                                                              14,514,000       7,880,000
   Inventory                                                                       942,000       1,191,000
   Prepaid expenses and other current assets                                       248,000          88,000
   Income taxes receivable                                                         211,000              --
   Deferred tax asset                                                                   --         483,000
                                                                              ------------    ------------
         Total current assets                                                   48,422,000      29,502,000

Seismic equipment lease pool, property and equipment                            50,994,000      65,116,000
Accumulated depreciation of seismic equipment lease pool, property and
   equipment                                                                    (7,860,000)    (31,472,000)
Deferred tax asset                                                                      --       4,028,000
Other assets                                                                         6,000              --
                                                                              ------------    ------------
         Total assets                                                         $ 91,562,000    $ 67,174,000
                                                                              ============    ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $  8,400,000    $    668,000
   Customer deposits                                                               300,000         215,000
   Sales taxes payable                                                              56,000         228,000
   Accrued wages                                                                   152,000         260,000
   Income taxes payable                                                                 --         817,000
   Deferred income taxes                                                            45,000              --
   Deferred revenue                                                              1,055,000         131,000
   Accrued liabilities and other current liabilities                             5,024,000         103,000
                                                                              ------------    ------------
         Total current liabilities                                              15,032,000       2,422,000
Deferred income taxes                                                            2,294,000              --
         Total liabilities                                                      17,326,000       2,422,000
Commitments and contingencies (Note 9)
Shareholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
      issued and outstanding                                                            --              --
   Common stock, $.01 par value; 20,000,000 shares authorized;
      9,425,759 and 9,545,658 shares issued and outstanding,
      respectively                                                                  94,000          95,000
   Additional paid-in capital                                                   61,275,000      61,459,000
   Retained earnings                                                            12,770,000       4,244,000
   Accumulated other comprehensive income                                           97,000      (1,046,000)
                                                                              ------------    ------------
         Total shareholders' equity                                             74,236,000      64,752,000
                                                                              ------------    ------------
         Total liabilities and shareholders' equity                           $ 91,562,000    $ 67,174,000
                                                                              ============    ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           YEARS ENDED JANUARY 31,
                                                                -------------------------------------------
                                                                    1997            1998           1999
                                                                ------------    ------------   ------------
Revenues:
   Short-term leasing                                           $  8,106,000    $ 17,115,000   $ 17,626,000
   Lease/purchase activities:
      Leasing revenues                                             1,387,000       2,435,000      4,758,000
      Sales of equipment                                           2,388,000      12,770,000     10,634,000
   Sales of seismic equipment                                      2,809,000       9,303,000      4,918,000
   Sales commissions                                                      --         404,000             --
                                                                ------------    ------------   ------------
         Total revenues                                           14,690,000      42,027,000     37,936,000
                                                                ------------    ------------   ------------
Costs and expenses:
   Direct costs                                                      323,000       1,007,000      1,576,000
   Cost of sales:
      Sales of seismic equipment under lease purchase
         agreements                                                1,918,000      12,163,000     11,578,000
      Other sales of seismic equipment                             1,865,000       8,334,000      3,689,000
   General and administrative                                      1,808,000       3,166,000      4,944,000
   Provision for doubtful accounts                                 1,346,000         842,000      1,705,000
   Provision for asset impairment                                         --              --     15,082,000
   Depreciation                                                    3,112,000       6,590,000     12,356,000
                                                                ------------    ------------   ------------
         Total costs and expenses                                 10,372,000      32,102,000     50,930,000
                                                                ------------    ------------   ------------
Operating income (loss)                                            4,318,000       9,925,000    (12,994,000)
Other income (expense):
   Interest income (net of interest expense of approximately
      $385,000, $143,000 and $38,000, respectively)                 (240,000)        340,000      1,002,000
   Other, net                                                         73,000          74,000          6,000
                                                                ------------    ------------   ------------
        Total other income (expense)                                (167,000)        414,000      1,008,000
                                                                ------------    ------------   ------------
Income (loss) before income taxes                                  4,151,000      10,339,000    (11,986,000)
Provision (benefit) for income taxes                               1,449,000       3,947,000     (3,460,000)
                                                                ------------    ------------   ------------
Net income (loss)                                               $  2,702,000    $  6,392,000   $ (8,526,000)
                                                                ============    ============   ============

Earnings (loss) per common share:
         Basic                                                  $       0.66    $       0.87   $      (0.90)
         Diluted                                                $       0.60    $       0.83   $      (0.90)
Shares used in computing earnings per common share:
         Basic                                                     4,114,000       7,307,000      9,502,000
         Dilutive effect of common stock equivalents                 412,000         379,000             --
                                                                ------------    ------------   ------------
         Diluted                                                   4,526,000       7,686,000      9,502,000
                                                                ============    ============   ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED JANUARY 31, 1997, 1998 AND 1999



                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                                     COMPRE
                                           COMMON STOCK              ADDITIONAL                     -HENSIVE
                                     ----------------------------      PAID-IN       RETAINED         INCOME
                                        SHARES          AMOUNT         CAPITAL       EARNINGS         (LOSS)           TOTAL
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balances, January 31, 1996              3,221,000    $     32,000   $  4,340,000   $  3,676,000    $         --    $  8,048,000
   Net income and comprehensive
      income                                   --              --             --      2,702,000              --       2,702,000
   Issuance of common stock upon
      exercise of warrants              1,254,000          13,000      4,479,000             --              --       4,492,000
                                     ------------    ------------   ------------   ------------    ------------    ------------

Balances, January 31, 1997              4,475,000          45,000      8,819,000      6,378,000              --      15,242,000
   Comprehensive income:
      Net income                               --              --             --      6,392,000              --       6,392,000
      Foreign currency translation             --              --             --             --          97,000          97,000
                                                                                                                   ------------
      Comprehensive income                                                                                            6,489,000
   Issuance of common stock, net                                                                                   ------------
      of offering expenses              4,775,000          48,000     51,743,000             --              --      51,791,000
   Issuance of common stock upon
      exercise of warrants and
      options                             176,000           1,000        713,000             --              --         714,000
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balances, January 31, 1998              9,426,000          94,000     61,275,000     12,770,000          97,000      74,236,000
   Comprehensive loss:
      Net loss                                 --              --             --     (8,526,000)             --      (8,526,000)
      Foreign currency
           translation                         --              --             --             --      (1,143,000)     (1,143,000)
                                                                                                                   ------------
      Comprehensive loss                                                                                             (9,669,000)
   Issuance of common stock upon                                                                                   ------------
      exercise of warrants and
      options                             120,000           1,000        184,000             --              --         185,000
                                     ------------    ------------   ------------   ------------    ------------    ------------

Balances, January 31, 1999              9,546,000    $     95,000   $ 61,459,000   $  4,244,000    $ (1,046,000)   $ 64,752,000
                                     ============    ============   ============   ============    ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED JANUARY 31,
                                                                  --------------------------------------------
                                                                      1997            1998            1999
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                               $  2,702,000    $  6,392,000    $ (8,526,000)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                                   3,112,000       6,590,000      12,356,000
      Provision for doubtful accounts, net of chargeoffs             1,153,000        (476,000)        601,000
      Provision for asset impairment                                        --              --      15,182,000
      Deferred income taxes                                            652,000         792,000      (6,850,000)
  Changes in:
      Inventory                                                       (267,000)       (469,000)     (1,228,000)
      Trade accounts receivable                                     (3,422,000)     (9,299,000)      6,033,000
      Federal income taxes, current                                    (44,000)       (478,000)      1,028,000
      Accounts payable and other current liabilities                   193,000         661,000      (8,382,000)
      Other, net                                                       141,000          41,000         166,000
                                                                  ------------    ------------    ------------
        Net cash provided by operating activities                    4,220,000       3,754,000      10,380,000
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of seismic equipment held for lease                   (14,011,000)    (34,511,000)    (32,488,000)
   Purchases of property and equipment                                (231,000)       (426,000)       (401,000)
   Sale (purchase) of marketable securities                                 --     (20,009,000)      2,674,000
   Disposal of lease pool equipment                                  2,603,000      10,495,000      14,677,000
                                                                  ------------    ------------    ------------
         Net cash used in investing activities                     (11,639,000)    (44,451,000)    (15,538,000)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                               1,000,000              --              --
   Payments on short-term borrowings                                  (401,000)       (999,000)             --
   Proceeds from long-term debt                                      3,126,000              --              --
   Payments on long-term debt and capitalized lease obligations     (1,134,000)     (3,612,000)             --
   Proceeds from issuance of common stock upon exercise of
    warrants and options                                             4,492,000         714,000         185,000
   Proceeds from issuance of common stock, net of
    offering expenses                                                       --      51,791,000              --
                                                                  ------------    ------------    ------------
        Net cash provided by financing activities                    7,083,000      47,894,000         185,000
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                       (336,000)      7,197,000      (4,973,000)
Cash, beginning of period                                              637,000         301,000       7,498,000
                                                                  ------------    ------------    ------------
Cash, end of period                                               $    301,000    $  7,498,000    $  2,525,000
                                                                  ============    ============    ============
Supplemental cash flow information:
   Cash paid for:
      Interest                                                    $    385,000    $    143,000          38,000
      Taxes                                                            865,000       3,526,000       2,297,055
                                                                  ============    ============    ============
   Purchase of marketable securities in accounts payable          $         --    $  5,000,000    $         --
                                                                  ============    ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization - Mitcham Industries, Inc. (the "Company") is a Texas corporation formed on January 29, 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and services to the seismic industry worldwide, primarily in North and South America.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

        Description of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 1998 and 1999 are for one year or less. Lease revenue is recognized ratably over the term of the lease.

        Lease/Purchase Activities - The Company periodically leases equipment to customers, allowing them the option to purchase the equipment at a pre-determined price any time during the lease term. The Company allows its customers to credit a portion of the monthly lease payments to the purchase price. Monthly lease revenue is recognized over the term of the lease until the election to purchase is exercised, at which time the Company records the sale. Lease revenue is deferred to the extent that the estimated net book value, at the end of the lease term, exceeds the adjusted purchase price.

        Marketable Securities - Marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Trading securities are stated at fair value, with unrealized gains and losses recognized in earnings. The Company records the purchases and sales of marketable securities and records realized gains and losses on the trade date. Realized gains or losses on the sale of securities are recognized on the specific identification method.

        As of January 31, 1998 and 1999, approximately $18,000,000 and $7,600,000, respectively, was invested in preferred stocks and the balance in government securities. Also, as of January 31, 1998 and 1999, the securities were classified as available-for-sale, and market value was approximately equal to the original cost.

        Inventories - Inventories consist primarily of used seismic equipment purchased in bulk liquidation sales. Inventories are valued at the lower of cost or market using the average cost method.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        Seismic Equipment Held for Lease - Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is seven years for channel boxes and 3-10 years for other peripheral equipment. In conjunction with the impairment analysis discussed in Note 13, the Company reevaluated depreciable lives and beginning in Fiscal 2000, the Company will depreciate channel boxes over a five-year life and certain other peripheral equipment over 2-10 years (as discussed in Note 13).

        Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard requires certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on the application of SFAS No. 121, the Company recognized a $14.2 million pretax charge during fiscal 1999 related to its seismic equipment lease pool (see Note 13 for additional information). In addition, the Company recognized approximately $900,000 of pretax charges related to a lower of cost or market adjustment to certain seismic equipment assets classified as inventory.

        Property and Equipment - Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements over 10 years.

        Income Taxes - The Company files a separate federal return for its subsidiary in Canada. The Company accounts for its taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Historically the Company has paid income taxes on the cash basis of accounting. Beginning in fiscal 1998, the Company no longer was eligible to report on the cash basis of accounting for federal income tax reporting purposes.

        Cash Equivalents - For purposes of presenting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

        As discussed in Note 13, an impairment loss has been recognized in accordance with SFAS No. 121; however, it is reasonably possible that provision for an impairment loss could be revised.

        Industry Concentration - The Company's revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has rapidly expanded its 3-D seismic acquisition capabilities over the past few years as this technology has gained broad market acceptance from oil and gas exploration companies. With this expansion, many of the seismic acquisition companies in North America, while experiencing rapid growth in 3-D seismic acquisition revenues, have not experienced corresponding increases in profitability and have become increasingly leveraged. Should the financial performance of the companies in this industry not improve, the Company could be exposed to additional credit risk and be subjected to declining demand for its leasing services.

        Recent Accounting Pronouncement - Effective February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. The statement requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments and the related tax effects. The effects of adopting this statement are reflected in each period reported upon herein.

        Foreign Currency Translation - All balance sheet accounts of the Canadian subsidiary have been translated at the current exchange rate as of the end of the accounting period. Income statement items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders' equity.

        Reclassifications - Certain 1998 balances have been reclassified to conform with 1999 presentation. Such reclassifications had no effect on net income or comprehensive income.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       SEISMIC EQUIPMENT LEASE POOL, PROPERTY AND EQUIPMENT

        Seismic equipment lease pool, property and equipment consisted of the following as of:

                                                                 JANUARY 31,
                                                       ----------------------------
                                                           1998            1999
                                                       ------------    ------------
Remote signal conditioners (channel boxes)             $ 25,912,000    $ 32,693,000
Other peripheral equipment                               23,915,000      30,921,000
                                                       ------------    ------------
   Seismic equipment lease pool                          49,827,000      63,614,000
                                                       ------------    ------------

Land                                                         25,000          25,000
Buildings and improvements                                  392,000         439,000
Furniture and fixtures                                      628,000         828,000
Autos and trucks                                            122,000         210,000
                                                       ------------    ------------
   Property and equipment                                 1,167,000       1,502,000
                                                       ------------    ------------

Seismic equipment lease pool, property and equipment     50,994,000      65,116,000
Less: accumulated depreciation                           (7,860,000)    (31,472,000)
                                                       ------------    ------------
                                                       $ 43,134,000    $ 33,644,000
                                                       ============    ============


3.       REVOLVING CREDIT FACILITY

        On December 8, 1997, the Company replaced the previous line of credit with a working capital revolving line of credit of up to $15 million from Bank One (the "Revolver"). Interest on advances under the Revolver are payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, ranges between LIBOR plus 1.75% and LIBOR plus 2.75%, depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, ranges between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company pays Bank One each fiscal quarter a fee equal to 0.25% of the average daily unused portion of the Revolver calculated for the previous quarter. Advances are limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The Revolver expires on December 8, 1999, at which time the unpaid principal amount of the Revolver will be due and payable in full. The Company's subsidiary, Mitcham Canada Ltd., has guaranteed full repayment of the Revolver. No amounts were outstanding under this credit arrangement as of January 31, 1998 and 1999.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.      REVOLVING CREDIT FACILITY  (continued)

        As of January 31, 1999, the Company was in violation of a certain covenant of the Revolver, although there were no amounts outstanding under the Revolver. The Company obtained a waiver of the covenant from Bank One; however, Bank One will not make any advances under the Revolver until the Company: (i) is in compliance with the relevant covenant; and (ii) grants Bank One a first priority secured interest in substantially all of the Company's assets.


4.      LEASES

        The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent the foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 1998 and 1999 that have not already been reflected on the accompanying consolidated financial statements.

        The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $203,000, $477,000 and $460,000 for the years ended January 31, 1997, 1998 and 1999, respectively.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INCOME TAXES

        The components of income tax expense (benefit) were as follows:

                                 YEARS ENDED JANUARY 31,
                       ----------------------------------------
                           1997          1998           1999
                       -----------   -----------    -----------
          Current:
             Federal   $   775,000   $ 2,417,000    $ 3,102,000
             Foreign            --       670,000        288,000
             State          22,000        68,000             --
                       -----------   -----------    -----------
                           797,000     3,155,000      3,390,000
          Deferred         652,000       792,000     (6,850,000)
                       -----------   -----------    -----------
                       $ 1,449,000   $ 3,947,000    $(3,460,000)
                       ===========   ===========    ===========

        The components of the Company's deferred tax liability consisted of the following as of:

                                                                   JANUARY 31,
                                                            --------------------------
                                                                1998           1999
                                                            -----------    -----------
Deferred tax assets:
   Allowance for doubtful accounts                          $   369,000    $   553,000
   Canadian net operating loss carryforward                          --        777,000
   Imputed interest carryforward                                     --        458,000
   Inventory valuation allowance                                     --        333,000
   Depreciation -- Canada                                            --        248,000
   Lease pool impairment                                             --      4,829,000
                                                            -----------    -----------
   Gross deferred tax assets                                    369,000      7,198,000
   Valuation allowance                                               --     (1,483,000)
                                                            -----------    -----------
         Net assets                                             369,000      5,715,000
Deferred tax liabilities:
   Tax accounting change from cash basis to accrual basis    (1,242,000)      (804,000)
   Depreciation -- U.S.                                      (1,466,000)      (400,000)
                                                            -----------    -----------
   Deferred tax asset (liability), net                      $(2,339,000)   $ 4,511,000
                                                            ===========    ===========

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.      INCOME TAXES  (continued)

        The following is a reconciliation of expected to actual income tax expense:

                                                       YEARS ENDED JANUARY 31,
                                            ----------------------------------------
                                               1997          1998           1999
                                            -----------   -----------    -----------
Federal income tax expense at 34%           $ 1,411,000   $ 3,515,000    $(4,075,000)
State and foreign taxes                          26,000       277,000             --
Deferred benefit not currently recognized            --            --      1,483,000
Nondeductible expenses                           12,000        47,000         16,000
Prior year over accrual                              --            --       (600,000)
Other                                                --       108,000       (284,000)
                                            -----------   -----------    -----------
                                            $ 1,449,000   $ 3,947,000    $(3,460,000)
                                            ===========   ===========    ===========

        The Company had Canadian net operating loss carryforwards of approximately $1,726,000 as of January 31, 1999. The Canadian net operating losses expire in 2005 and 2006.

        The Company recorded a valuation allowance of $1,483,000 as of January 31, 1999.


6.      SALES AND MAJOR CUSTOMERS

        A summary of the Company's revenues from foreign customers by geographic region is as follows:

                         YEARS ENDED JANUARY 31,
                ---------------------------------------
                    1997          1998          1999
                -----------   -----------   -----------
Canada          $ 3,287,000   $ 8,064,000   $ 7,138,000
UK/Europe         1,657,000     4,172,000     3,673,000
Mexico              174,000       940,000     2,121,000
South America     1,271,000     2,842,000     6,819,000
Asia                393,000       919,000       915,000
Other                 4,000       160,000            --
                -----------   -----------   -----------
   Totals       $ 6,786,000   $17,097,000   $20,666,000
                ===========   ===========   ===========


        Three customers represented approximately 15%, 14% and 12%, respectively, of fiscal 1997 total revenues, and two customers represented approximately 20% and 17%, respectively, of fiscal 1998 total revenues. One customer represented approximately 36% of fiscal 1999 total revenues. No other customer exceeded 10% of revenues for fiscal 1997, 1998 and 1999.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      CONCENTRATIONS OF CREDIT RISK

        As of January 31, 1998 and 1999, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $6.5 million from two customers and $5.3 million from four customers, respectively.

        The Company maintains deposits with banks which exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit and has a money market account included in its cash balances which is not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.


8.      SHAREHOLDERS' EQUITY

        The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 1998 and 1999. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,425,759 and 9,545,658 are issued and outstanding as of January 31, 1998 and 1999, respectively. Warrants to acquire 892,750 shares of the Company's common stock at $3.50 per share issued in connection with the Company's 1995 initial public offering were exercised during fiscal 1997. During March and December 1997, the Company consummated public offerings of its common stock, as more fully discussed in Note 12, in which it sold to underwriters an aggregate of 4,775,000 shares of common stock.

        The Company issued warrants to various shareholders during fiscal 1995 to acquire 49,500 shares of the Company's common stock at $5.00 per share. The number of shares and exercise price of the warrants were adjusted to 63,953 and $3.87, respectively, during fiscal 1996 as a result of the anti-dilution provisions of the warrants. Of these warrants, 49,113 and 40,711 remained unexercised at January 31, 1998 and 1999, respectively.

        In July 1995, the Company issued warrants to acquire 35,000 shares of its common stock to a public relations firm engaged by the Company. The warrants are exercisable at $3.50 per share for a period of five years from their issuance, and 15,000 remain unexercised at January 31, 1998 and 1999.

        In August 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock for $6.43 per share (the "August 1996 Warrants"), exercisable beginning August 1997 for a period of four years thereafter. Of this amount, warrants to acquire 40,000 shares are unexercised at January 31, 1998 and

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.      SHAREHOLDERS' EQUITY  (continued)

        1999. In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share (the "December 1996 Warrants"), exercisable beginning December 14, 1997 for a period of five years. As of January 31, 1998 and 1999, none of the December 1996 Warrants have been exercised. In October 1997, in exchange for services rendered in connection with the Company's secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share (the "1997 Warrants"), exercisable beginning October 28, 1998 for a period of five years thereafter; all 25,000 remain unexercised at January 31, 1999. As of January 31, 1999, the exercise prices of the December 1996 Warrants and the 1997 Warrants were $7.00 per share, which was the offering price of the Company's common stock in its public offering completed in March 1997, a result of the anti-dilution provisions of those warrants.

        Warrants to acquire 200,000 shares of the Company's common stock were issued to underwriters in connection with the Company's secondary offering in March 1997. The warrants are exercisable at $8.40 per share for a period of two years from their issuance, and 200,000 and 55,000 remain unexercised at January 31, 1998 and 1999, respectively.


9.      COMMITMENTS AND CONTINGENCIES

        Effective June 30, 1998, the Company and I/O entered into a new Preferred Supplier Agreement (the "I/O Agreement"), replacing the parties' Exclusive Lease Referral Agreement, under which the Company had completely fulfilled its obligation. Under the I/O Agreement, the Company agreed to purchase a minimum of between $90 and $100 million of I/O products (after discounts) in stated increments over a five-year term. In addition, I/O agreed to refer rental inquiries from customers worldwide to the Company during the term of the agreement, and not to lease products covered by the I/O Agreement, except in limited circumstances. In a related transaction, I/O sold to the Company for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which was subject to existing short-term lease agreements.

        Subsequent to January 31, 1999, the Company and I/O agreed to terminate the I/O Agreement, thereby releasing the Company from its obligation to make future minimum purchases. As a result of the termination, I/O is no longer obligated to refer rental inquiries to the Company and is free to enter the short-term leasing business.

        Legal Proceedings - On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      COMMITMENTS AND CONTINGENCIES  (continued)

        U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about March 30, 1999, the Company filed a motion to dismiss the CAC. The motion is now fully briefed and the Company is awaiting a ruling by the Court.

        The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     STOCK OPTION PLANS

        The Company's stock option plans consist of the 1994 Stock Option Plan, the 1998 Stock Awards Plan and the 1994 Non-Employee Director Plan. Under the 1994 Stock Option Plan, options to purchase a maximum of 350,000 shares of common stock may be issued to officers, employee directors, key employees and consultants of the Company. The plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code"), as well as options that do not so qualify. As of January 31, 1999, 349,700 options authorized for issuance have been granted.

        At the 1998 Annual Meeting of Shareholders, the Company's shareholders approved the adoption of the 1998 Stock Awards Plan. Under the 1998 Stock Awards Plan, up to 350,000 shares of common stock may be issued in the form of stock options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards to the Company's employees.

        With respect to incentive stock options issued under both the 1994 Stock Option Plan and the 1998 Stock Awards Plan, no option may be granted more than 10 years after the effective date of the stock option plan or exercised more than 10 years after the date of grant (five years if the optionee owns more than 10% of the common stock of the Company at the date of grant.) The vesting period for options will be determined by the Compensation Committee, except that no option may be exercised sooner than six months from the date of grant. Additionally, with regard to incentive stock options, the exercise price of the option may not be less than 100% of the fair market value of the common stock at the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company. As of January 31, 1999, options to purchase an aggregate of 221,580 shares of common stock are issued and outstanding under the 1994 Stock Option Plan, 97,130 of which are exercisable at a price of $5.00 per share, 30,000 of which are exercisable at $3.29 per share, 30,000 of which are exercisable at $5.75 per share, 49,450 of which are exercisable at $22.00 per share and 15,000 of which are exercisable at $5.38 per share. As of January 31, 1999, options to purchase an aggregate of 60,000 shares of common stock are issued and outstanding under the 1998 Stock Awards Plan, all of which are exercisable at a price of $7.38 per share.

        The Company has a non-employee director stock option plan (the "Director Plan") which provides for the grant of options that do not qualify as "incentive stock options" under the Code. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase 5,000 shares of common stock are granted to each

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     STOCK OPTION PLANS  (continued)

        non-employee director upon his election to the Board and every year thereafter so long as he is re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire 10 years after the date of the grant. As of January 31, 1999, options to purchase an aggregate of 19,000 shares of common stock are issued and outstanding under the Director Plan, 1,000 of which are exercisable at $2.88 per share, 2,000 of which are exercisable at $3.13 per share, 3,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 3,000 of which are exercisable at $11.13 per share.

        Activity in the 1994 Stock Option Plan, 1998 Stock Awards Plan and Director Plan for the years ended January 31, 1997, 1998 and 1999 was as follows:

                                                   Weighted
                                                    Average
                                                    Exercise
                                       Number of     Price
                                        Shares     Per Share
                                       --------    ---------
Outstanding, January 31, 1996           251,250    $    4.54
      Exercised                              --           --
      Granted                            43,500         5.87
      Expired                            (1,000)          --
                                       --------    ---------
Outstanding, January 31, 1997           293,750    $    4.73
      Exercised                         (89,120)        4.68
      Granted                            67,750        21.52
      Expired                              (500)        3.29
                                       --------    ---------
Outstanding, January 31, 1998           271,880         8.91
      Exercised                         (41,000)        4.31
      Granted                            85,000         7.45
      Expired                           (15,300)       22.00
                                       --------    ---------
Outstanding, January 31, 1999           300,580    $    8.46
                                       ========    =========


        As of January 31, 1999, options to acquire 215,580 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $8.86 per share. The remaining options, which have a weighted average exercise price of $7.45 per share, will vest over the next three fiscal years.

        If not previously exercised, options outstanding at January 31, 1999 will expire as follows: 29,880 options expire on May 9, 1999; 67,250 options expire on May 9, 2004; 1,000 options expire on March 16, 2005; 2,000 options expire on June 8, 2005; 30,000 options expire on December 4, 2005; 3,000 options expire on June 12, 2006; 30,000 options expire

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     STOCK OPTION PLANS  (continued)

        on August 14, 2006; 3,000 options expire on June 11, 2007; 49,450 options expire on October 3, 2007; 10,000 options expire on July 9, 2008; 15,000 options expire on August 31, 2008, and 60,000 options expire on September 29, 2008.

        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since options have been granted at fair value. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have been decreased to the pro forma amounts indicated below:

                                                         YEARS ENDED JANUARY 31,
                                             ---------------------------------------------
                                                  1997            1998            1999
                                             -------------   -------------   -------------
Net income (loss)
      As reported                            $    2,702,000  $    6,392,000  $   (8,526,000)
      Pro forma                                   2,443,000       6,011,000      (9,177,000)
Net income (loss) per common share (basic)
      As reported                            $          .66  $          .87  $         (.90)
      Pro forma                                         .59             .82            (.97)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 4.5% to 7%; volatility of 48.4%, 59% and 66% for 1997, 1998 and 1999, respectively; no assumed dividend yield; and expected lives of 5-10 years.


11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of trade receivables and payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value.


12.     PUBLIC OFFERINGS OF COMMON STOCK

        During March 1997, the Company completed a public offering of a total of 3,450,00 shares of its common stock, of which 2,875,000 shares were sold by the Company and 575,000

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     PUBLIC OFFERINGS OF COMMON STOCK  (continued)

        shares were sold by the selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated expenses of the offering) were approximately $18.2 million.

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


13.     PROVISION FOR ASSET IMPAIRMENT

        During the fiscal year ended January 31, 1999, the Company recorded a pretax asset impairment charge of $15.1 million. Included in this charge is a $900,000 lower of cost or market adjustment related to certain seismic equipment assets classified as inventory. The non-cash asset impairment charge was recorded in accordance with SFAS No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry downturn is such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's seismic equipment lease pool and inventory assets was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote down those assets to their estimated fair market value based on discounted cash flows using an effective rate of 8.0%. Undiscounted future net cash flows were calculated based on individual types of seismic equipment using projected future utilization and lease rates over the estimated remaining useful lives of the assets. The Company's seismic equipment assets have been historically depreciated over 3-10 years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Mitcham Industries, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated April 12, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


HEIN + ASSOCIATES LLP

Houston, Texas
April 12, 1999

                                  SCHEDULE II

                            MITCHAM INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


         COL. A                     COL. B               COL. C(1)                COL. D                    COL. E
-------------------------  ---------------------- ------------------------- ---------------------- ----------------------
                                  BALANCE AT        ADDITIONS CHARGED TO       DEDUCTIONS -               BALANCE AT
      DESCRIPTION            BEGINNING OF PERIOD     COSTS AND EXPENSES          DESCRIBE               END OF PERIOD
-------------------------  ---------------------- ------------------------- ---------------------- ----------------------
January 31, 1997
   Allowance for
    doubtful accounts          $     347,000          $   1,346,000           $    193,000(A)           $   1,500,000

January 31, 1998
   Allowance for
    doubtful accounts          $   1,500,000          $     842,000           $  1,318,000(A)(B)        $   1,024,000

January 31, 1999
   Allowance for
    doubtful accounts          $   1,024,000          $   1,705,000           $  1,104,000(A)           $   1,625,000


----------------------
(A) Represents recoveries and uncollectible accounts written off.
(B) Includes approximately $850,000 reserved in fiscal 1997 that was written off in fiscal 1998.

Note: Column C(2) has been omitted, as all answers would be "none."

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTIONS
-------                           ------------
       3.1        --     Amended and Restated Articles of Incorporation of
                         Mitcham Industries,  Inc.(1) (Exhibit 3.1)
       3.2        --     Amended and Restated Bylaws of Mitcham Industries, Inc.
                         (1) (Exhibit 3.2)
       4.1        --     Copy of Specimen stock certificate evidencing Common
                         Stock of Mitcham Industries, Inc. (2) (Exhibit 4.1)
         9        --     Voting Agreement, dated September 20, 1993, between the
                         Company,  Billy F.

                         Mitcham, Jr. and certain shareholders (1) (Exhibit 9)
      10.1        --     Exclusive Lease Referral Agreement, dated February 22,
                         1994, between Mitcham Industries, Inc. and
                         Input/Output, Inc., as amended. (3) (Exhibit 10.1)
      10.2        --     Fourth Amendment to Exclusive Lease Referral Agreement
                         with Input/Output, Inc.
      10.3        --     Fifth Amendment to Exclusive Lease Referral Agreement
                         with Input/Output, dated January 9, 1997 (5) (Exhibit
                         10.2)
    * 10.4        --     Employment Agreement, dated January 15, 1997, between
                         the Company and Billy F. Mitcham, Jr. (5) (Exhibit
                         10.4)
      10.5        --     Consulting Agreement, dated April 1, 1994, between the
                         Company and Billy F. Mitcham, Sr. (1) (Exhibit 10.16)
      10.6        --     First Amendment to Consulting Agreement, dated January
                         15, 1997, between the Company and Billy F. Mitcham, Sr.
                         (5) (Exhibit 10.6)
      10.7        --     Exclusive Lease Referral Agreement, dated May 14, 1996,
                         between the Company and Pelton Company, Inc. (4)
                         (Exhibit 10.1)
      10.8        --     First Amendment to the Exclusive Lease Referral
                         Agreement, dated January 1997, between the Company and
                         Pelton (7) (Exhibit 10.17)
      10.9        --     Second Amendment to the Exclusive Lease Referral
                         Agreement between Mitcham Industries, Inc. and Pelton
                         Company, Inc., dated November 24, 1997 (7) (Exhibit
                         10.3)
     10.10        --     Exclusive Equipment Lease Agreement, effective
                         September 20, 1996, between the Company and SERCEL,
                         S.A. (4) (Exhibit 10.2)
     10.11        --     Commercial Representation Agreement, effective
                         September 20, 1996, between Mitcham Canada Ltd., an
                         Alberta corporation, and Georex, Inc. (4) (Exhibit
                         10.3)
     10.12        --     Amendment No. 1 to the Commercial Representation
                         Agreement between Mitcham Canada, Ltd. and Georex,
                         Inc., dated November 11, 1997 (7) (Exhibit 10.1)
     10.13        --     Exclusive Lease Representative and Distributor
                         Agreement between Mitcham Industries, Inc. and StrucTec
                         Systems, Inc., dated October 30, 1997 (7) (Exhibit
                         10.2)
     10.14        --     Letter Loan Agreement between Mitcham Industries, Inc.
                         and Bank One, Texas, N.A., dated December 7, 1997 (7)
                         (Exhibit 10.4)
     10.15        --     Promissory Note in the original principal amount of
                         $15,000,000, made payable to the order of Bank One,
                         Texas, N.A., dated December 8,1997(7) (Exhibit 10.5)
     10.16        --     Equipment Purchase Agreement between Mitcham
                         Industries, Inc. and Input/Output, Inc., dated May 31,
                         1998(9) (Exhibit 10.1)
     10.17        --     Preferred Supplier Agreement between Mitcham
                         Industries, Inc. and Input/Output, Inc., dated June 30,
                         1998(10) (Exhibit 10.1)
   * 10.18        --     1994 Stock Option Plan of Mitcham Industries, Inc.(2)
                         (Exhibit 10.9)
     10.19        --     Form of Incentive Stock Option Agreement(2) (Exhibit
                         10.10)
     10.20        --     Form of Nonqualified Stock Option Agreement(2) (Exhibit
                         10.11)
     10.21        --     1994 Non-Employee Director Stock Option Plan of Mitcham
                         Industries, Inc.(2) (Exhibit 10.12)
     10.22        --     Form of Nonqualified Stock Option Agreement(2) (Exhibit
                         10.13)
     10.23        --     Form of Mitcham Industries, Inc. customer lease
                         agreement (1) (Exhibit 10.20)
     21           --     Subsidiaries of the Company (6) (Exhibit 11)
     23           --     Consent of Hein + Associates LLP
     27           --     Financial Data Schedule

     *                   Management contract or compensatory plan or arrangement

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

(4) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.

(5) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.

(6) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.

(7) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-40507), filed with the SEC on November 18, 1997.

(8) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 2 to its Registration Statement on Form S-3 (File No. 333-40507), filed with the SEC on December 17, 1997.

(9) Incorporated by reference to the indicated exhibit number of the Company's Quarterly Report on Form 10-QSB filed with the SEC on June 22, 1998.

(10) Incorporated by reference to the indicated exhibit number of the Company's Current Report on Form 8-K, filed with the SEC on July 15, 1998.