Form 10-Q
period 1999-04-30
MITCHAM INDUSTRIES INC
filed 1999-06-14
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         =============================================================
         (Mark One)
         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13490
              ====================================================

                            MITCHAM INDUSTRIES, INC.
                (Name of registrant as specified in its charter)


                   TEXAS                             76-0210849
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

                             44000 HIGHWAY 75 SOUTH
                             HUNTSVILLE, TEXAS 77340
                    (Address of principal executive offices)

                                 (409) 291-2277
              (Registrant's telephone number, including area code)
              ====================================================


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,551,112 shares of Common Stock, $0.01 par value, were outstanding as of May 24, 1999.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets.......................   3
                    Condensed Consolidated Statements of Operations.............   4
                    Condensed Consolidated Statements of Cash Flows.............   5
                    Notes to Condensed Consolidated Financial Statements........   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................   7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........  10

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings...................................................  13

Item 6.     Exhibits and Reports on Form 8-K....................................  13

            Signatures..........................................................  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       April 30,        January 31,
                                     ASSETS                              1999              1999
                                     ------                          -------------    -------------
                                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                                             $       1,461    $       2,525
    Marketable securities, at market                                        18,435           17,335
    Accounts receivable, net                                                 5,889            7,880
    Inventory                                                                1,765            1,191
    Income tax receivable                                                      257             --
    Deferred tax asset                                                         483              483
    Prepaid expenses and other current assets                                  145               88
                                                                     -------------    -------------
       Total current assets                                                 28,435           29,502
    Seismic equipment lease pool, property and equipment                    65,128           65,116
    Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                               (32,511)         (31,472)
    Deferred tax asset                                                       4,028            4,028
                                                                     -------------    -------------
         Total assets                                                $      65,080    $      67,174
                                                                     =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                 $         712    $         668
    Deferred revenue                                                            38              131
    Accrued liabilities and other current liabilities                          509              806
    Income taxes payable                                                      --                817
                                                                     -------------    -------------
         Total current liabilities                                           1,259            2,422

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                           --               --
    Common stock, $0.01 par value; 20,000,000 shares authorized
        9,545,658 and 9,545,658 shares, respectively, issued and
        outstanding                                                             95               95
    Additional paid-in capital                                              61,459           61,459
    Retained earnings                                                        3,002            4,244
    Cumulative translation adjustment                                         (735)          (1,046)
                                                                     -------------    -------------
         Total shareholders' equity                                         63,821           64,752
                                                                     -------------    -------------
         Total liabilities and shareholders' equity                  $      65,080    $      67,174
                                                                     =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               APRIL 30,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
REVENUES:
Short-term leasing                                   $      1,298    $      5,890
Leasing under lease/purchase agreements                       184           1,200
Equipment sales under lease/purchase agreements              --             7,336
Other equipment sales                                         163           1,027
                                                     ------------    ------------
         Total revenues                                     1,645          15,453

COSTS AND EXPENSES:
Direct costs                                                   96             697
Cost of sales under lease/purchase agreements                  11           7,343
Cost of other equipment sales                                 109             390
General and administrative                                  1,092           1,218
Provision for doubtful accounts                                50             608
Depreciation                                                2,251           2,712
                                                     ------------    ------------
         Total costs and expenses                           3,609          12,968
                                                     ------------    ------------

OPERATING INCOME (LOSS)                                    (1,964)          2,485

Other income - net                                            142             101
                                                     ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (1,822)          2,586
PROVISION (BENEFIT) FOR INCOME TAXES                         (580)            906
                                                     ------------    ------------
NET INCOME (LOSS)                                    $     (1,242)   $      1,680
                                                     ============    ============

Earnings (loss) per common share
     Basic                                           $       (.13)   $        .18
     Diluted                                         $       (.13)   $        .17
                                                     ============    ============

Shares used in computing earnings per common share
    Basic                                               9,546,000       9,437,000
    Dilutive effect of common stock equivalents              --           320,000
                                                     ------------    ------------
    Diluted                                             9,546,000       9,757,000
                                                     ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              APRIL 30,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $     (1,242)   $      1,680
Adjustments to reconcile net income (loss) to net
     cash flows provided by operating activities:
         Depreciation                                                      2,251           2,712
         Provision for doubtful accounts, net of charge offs                 (91)            441
         Deferred income taxes                                              --               361
         Inventory                                                             2            --
         Trade accounts receivable                                         2,082          (5,427)
         Federal income taxes                                             (1,074)           --
         Accounts payable and other current liabilities                     (346)         (7,888)
         Other assets                                                        (56)           (408)
                                                                    ------------    ------------
              Net cash provided by (used in) operating activities          1,526          (8,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                        (1,570)         (4,415)
     Purchases of property and equipment                                     (26)            (88)
     Sale (purchase) of marketable securities                             (1,100)            155
     Disposal of lease pool equipment                                        106           7,043
                                                                    ------------    ------------
         Net cash provided by (used in) investing activities              (2,590)          2,695

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock upon exercise of
       warrants and options                                                 --                40
                                                                    ------------    ------------
         Net cash provided by financing activities                          --                40

NET (DECREASE) IN CASH                                                    (1,064)         (5,794)
CASH, BEGINNING OF PERIOD                                                  2,525           7,498
                                                                    ------------    ------------
CASH, END OF PERIOD                                                 $      1,461    $      1,704
                                                                    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                   $          9    $        143
         Income taxes                                               $        500    $      2,835
                                                                    ============    ============
     Equipment purchases in accounts payable                        $       --      $     10,645
                                                                    ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 1999; the results of operations for the three months ended April 30, 1999 and 1998; and cash flows for the three months ended April 30, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2000.

2.       COMMITMENTS AND CONTINGENCIES

         Supplier Agreements
         Effective June 30, 1998, the Company and Input/Output, Inc. ("I/O") entered into a new Preferred Supplier Agreement (the "I/O Agreement"), replacing the parties' Exclusive Lease Referral Agreement, under which the Company had completely fulfilled its obligation. Under the I/O Agreement, the Company agreed to purchase a minimum of between $90 and $100 million of I/O products (after discounts) in stated increments over a five-year term. In addition, I/O agreed to refer rental inquiries from customers worldwide to the Company during the term of the agreement, and to not lease products covered by the I/O Agreement, except in limited circumstances. In a related transaction, I/O sold to the Company for $15 million a substantial portion of its subsidiary's equipment lease pool, some of which was subject to existing short-term lease agreements.

         On April 26, 1999, the Company and I/O agreed to terminate the I/O Agreement, thereby releasing the Company from its obligation to make future minimum purchases. As a result of the termination, I/O is no longer obligated to refer rental inquiries to the Company and is free to enter the short-term leasing business.

         Legal Proceedings
         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Company filed a motion to dismiss the CAC. The motion is now fully briefed and the Company is awaiting a ruling by the Court.

         The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


3.       RECLASSIFICATIONS

         Certain 1998 amounts have been reclassified to conform to 1999 presentation.


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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at April 30, 1999 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         While most of the Company's transactions with foreign customers are denominated in United States dollars, some of the Company's transactions with Canadian customers are denominated in Canadian dollars. The Company does not engage in currency hedging activities.

SEASONALITY

         Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout the first quarter of fiscal 2000.

RESULTS OF OPERATIONS

For the three months ended April 30, 1999 and 1998

         For the first quarter ended April 30, 1999 total revenues decreased 90% to $1.6 million from $15.5 million in the corresponding period of the prior year. This decline reflects a significant decrease in all categories of revenues compared to the prior year's first quarter revenues as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts. Included in prior year's first quarter revenues is a sales transaction with one customer totaling approximately $7.0 million.

         Equipment sales and leasing revenues under lease/purchase agreements generated an aggregate first quarter gross margin of 94% compared to 14% for the corresponding period of the prior year. This increase in gross margin is primarily a result of the Company not recording any equipment sales under lease/purchase agreements during the quarter ended April 30, 1999 as compared to prior year. The Company accounts for the lease portion and the sales portion of lease/purchase agreements separately, but believes the two aspects of the transaction must be considered together to reflect its economic substance. Under the Company's lease/purchase transactions, the lease generates a revenue stream before the customer exercises its purchase option, a percentage of which the customer may use to reduce the purchase price. Because the lease revenues that offset the purchase price are not included in equipment sales under lease/purchase agreements, management assesses the profitability of these transactions by combining lease and sales revenues.

         The current quarter's other equipment sales generated a gross margin of 33% as compared to 62% for the quarter ended April 30, 1998. Gross margins on equipment sales may vary significantly between periods due to the mix of new seismic equipment added to the lease pool versus older, more depreciated seismic equipment being sold.

         General and administrative expenses decreased $126,000 from the corresponding prior year period primarily due to a decrease in advertising, convention and consulting expenses, partially offset by an increase in compensation expense and expense related to an ongoing Texas sales tax audit.

         Depreciation expense for the quarter ended April 30, 1999 decreased $461,000, or 17%, to $2.3 million from $2.7 million for the same period last year. The decrease is primarily the result of the lease pool asset impairment recorded in fiscal 1999, offset partially by a larger seismic equipment lease pool, on a cost basis, as compared to April 30, 1998. The Company's seismic equipment lease pool increased $16.3 million, on a cost basis, to $63.6 million at April 30, 1999, from $47.3 million at April 30, 1998.

         The Company recorded a net loss for the first quarter ended April 30, 1999 in the amount of $1,242,000, compared to net income of $1,680,000 for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1999, the Company had net working capital of approximately $27.2 million as compared to net working capital of $27.1 million at January 31, 1999. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the quarter ended April 30, 1999 was $1.5 million, as compared to net cash used in operating activities of $8.5 million for the quarter ended April 30, 1998.

         At April 30, 1999, the Company had trade accounts receivable of $5.1 million that were more than 90 days past due. As of April 30, 1999, the Company's allowance for doubtful accounts was approximately $1.5 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

         The Company has a working capital revolving line of credit of up to $15 million from Bank One (the "Revolver"). Interest on advances under the Revolver are payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, ranges between LIBOR plus 1.75% and LIBOR plus 2.75% depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, ranges between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company pays Bank One each fiscal quarter a fee equal to 0.25% of the average daily unused portion of the Revolver calculated for the previous quarter. Advances are limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The Revolver will expire on December 8, 1999, at which time any unpaid principal amount will be due and payable in full. As of April 30, 1999, there were no amounts outstanding under the Revolver.

         As of April 30, 1999, the Company was in violation of a certain covenant of the Revolver, although there were no amounts outstanding under the Revolver. The Company obtained a waiver of the covenant from Bank One; however, Bank One will not make any advances under the Revolver until the Company: (i) is in compliance with the relevant covenant; and (ii) grants Bank One a first priority secured interest in substantially all of the Company's assets.

         Capital expenditures for the quarter ended April 30, 1999 totaled approximately $1.6 million compared to capital expenditures of $5.2 million for the corresponding period in the prior year. Management believes that cash on hand, cash provided by future operations and funds available from its commercial lender will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.


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

Risks

         As the Company has not completed its Non-IT assessment with respect to its equipment suppliers, it is unable to estimate the impact of any Year 2000 compliance issues that may arise if any equipment supplier were not Year 2000 compliant. Though it has a number of suppliers, two suppliers provide the vast majority of the Company's seismic equipment. In addition, the Company derives a large percentage of its revenues from a relatively small number of customers. Under a "most likely worst-case Year 2000 scenario," if one of the Company's significant suppliers or customers experienced a material business interruption or, if the Company lost a significant supplier or customer due to Year 2000 non-compliance issues, it could have a material adverse impact on the Company's operations, results of operations or financial position.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in Part II, Item
1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and within this Quarterly Report on Form 10-Q generally.

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

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

         The first and fourth quarters of the Company's fiscal year have historically accounted for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from October through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout the first quarter of fiscal 2000. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

DEPENDENCE ON KEY SUPPLIERS

         The Company has and continues to rely on purchase agreements with the Sercel subsidiaries of Compagnie Generale de Geophysique and Pelton Company, Inc. To a lesser extent, the Company also relies on its suppliers for lease referrals. The termination of these agreements for any reason could materially adversely affect the Company's business. While the Company does not anticipate any difficulty in obtaining seismic equipment from its suppliers based on past experience, any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz V. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of
Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Company filed a motion to dismiss the CAC. The motion is now fully briefed and the Company is awaiting a ruling by the Court.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K
        None.

    (b) EXHIBITS

        11   -  Statement Re Computation of Earnings Per Share

        27   -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MITCHAM INDUSTRIES, INC.




Date:  June 14,1999                          /s/ P. BLAKE DUPUIS
                                             ----------------------------------
                                             P. BLAKE DUPUIS,
                                             CHIEF FINANCIAL OFFICER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  11     -     Statement Re Computation of Earnings Per Share

  27     -     Financial Data Schedule