Form 10-Q
period 1999-07-31
MITCHAM INDUSTRIES INC
filed 1999-09-03
CIK 926423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

================================================================================
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13490

                        --------------------------------

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

              ----------------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,551,112 shares of Common Stock, $0.01 par value, were outstanding as of August 27, 1999.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets...............................   3
        Condensed Consolidated Statements of Operations.....................   4
        Condensed Consolidated Statements of Cash Flows.....................   5
        Notes to Condensed Consolidated Financial Statements................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  10


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  13

Item 4. Submission of Matters to a Vote of Security Holders.................  13

Item 6. Exhibits and Reports on Form 8-K....................................  14

        Signatures..........................................................  15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                        July 31,    January 31,
                                   ASSETS                                 1999         1999
                                   ------                             -----------  -------------
                                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                                               $  2,284      $  2,525
    Marketable securities, at market                                     18,186        17,335
    Accounts receivable, net                                              4,144         7,880
    Inventory                                                             1,773         1,191
    Income tax receivable                                                 1,459            --
    Deferred tax asset                                                      483           483
    Prepaid expenses and other current assets                               196            88
                                                                       --------      --------
       Total current assets                                              28,525        29,502
    Seismic equipment lease pool, property and equipment                 64,817        65,116
    Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                            (34,488)      (31,472)
    Deferred tax asset                                                    3,447         4,028
                                                                       --------      --------
         Total assets                                                  $ 62,301      $ 67,174
                                                                       ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                   $    489      $    668
    Deferred revenue                                                         59           131
    Accrued liabilities and other current liabilities                       304           806
    Income taxes payable                                                     --           817
                                                                       --------      --------
         Total current liabilities                                          852         2,422

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                          --            --
    Common stock, $0.01 par value; 20,000,000 shares authorized
        9,551,112 and 9,545,658 shares, respectively, issued and
        outstanding                                                          95            95
    Additional paid-in capital                                           61,459        61,459
    Retained earnings                                                       911         4,244
    Cumulative translation adjustment                                    (1,016)       (1,046)
                                                                       --------      --------
         Total shareholders' equity                                      61,449        64,752
                                                                       --------      --------
         Total liabilities and shareholders' equity                    $ 62,301      $ 67,174
                                                                       ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JULY 31,                         JULY 31,
                                                       ----------------------------     ----------------------------
                                                           1999            1998             1999            1998
                                                       -----------      -----------     -----------      -----------
REVENUES:
Short-term leasing                                     $       431      $     3,954     $     1,729      $     9,844
Leasing under lease/purchase agreements                         18            1,602             202            2,802
Equipment sales under lease/purchase agreements                 --            1,315              --            8,651
Other equipment sales                                          176              793             339            1,820
                                                       -----------      -----------     -----------      -----------
         Total revenues                                        625            7,664           2,270           23,117

COSTS AND EXPENSES:
Direct costs                                                   207              291             303              837
Cost of sales under lease/purchase agreements                   --            2,000              11            9,343
Cost of other equipment sales                                    1              617             110            1,186
General and administrative                                     858            1,117           1,950            2,307
Provision for doubtful accounts                                 75               --             125              608
Depreciation                                                 2,347            2,850           4,598            5,562
                                                       -----------      -----------     -----------      -----------
         Total costs and expenses                            3,488            6,875           7,097           19,843
                                                       -----------      -----------     -----------      -----------

OPERATING INCOME (LOSS)                                     (2,863)             789          (4,827)           3,274

Other income -- net                                            168              530             310              631
                                                       -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (2,695)           1,319          (4,517)           3,905
PROVISION (BENEFIT) FOR INCOME TAXES                          (603)             467          (1,183)           1,373
                                                       -----------      -----------     -----------      -----------
NET INCOME (LOSS)                                      $    (2,092)     $       852     $    (3,334)     $     2,532
                                                       ===========      ===========     ===========      ===========

Earnings (loss) per common share
     Basic                                             $     (0.22)     $       .09     $     (0.35)     $       .27
     Diluted                                           $     (0.22)     $       .09     $     (0.35)     $       .26
                                                       ===========      ===========     ===========      ===========

Shares used in computing earnings per common share
     Basic                                               9,551,000        9,508,000       9,550,000        9,471,000
     Dilutive effect of common stock equivalents                --          195,000              --          256,000
                                                       -----------      -----------     -----------      -----------
     Diluted                                             9,551,000        9,703,000       9,550,000        9,727,000
                                                       ===========      ===========     ===========      ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         SIX MONTHS ENDED
                                                                             JULY 31,
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ (3,334)     $  2,532
Adjustments to reconcile net income (loss) to net
     cash flows provided by (used in) operating activities:
         Depreciation                                                    4,598         5,562
         Provision for doubtful accounts, net of charge offs              (591)          181
         Deferred income taxes                                              --           140
         Inventory                                                         (55)       (1,147)
         Trade accounts receivable                                       4,327         4,293
         Federal income taxes                                           (1,695)       (1,309)
         Accounts payable                                                  (20)       (7,870)
         Other assets                                                     (108)            2
         Accrued and other liabilities                                    (573)       (5,378)
                                                                      --------      --------
              Net cash provided by (used in) operating activities        2,549        (2,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                      (1,915)      (23,080)
     Purchases of property and equipment                                   (91)         (206)
     Sale (purchase) of marketable securities                             (851)       14,731
     Disposal of lease pool equipment                                       64         9,820
     Disposal of property and equipment                                      3            31
                                                                      --------      --------
         Net cash provided by (used in) investing activities            (2,790)        1,296

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock upon exercise of
       warrants and options                                                 --            64
                                                                      --------      --------
         Net cash provided by financing activities                          --            64

NET (DECREASE) IN CASH                                                    (241)       (1,634)
CASH, BEGINNING OF PERIOD                                                2,525         7,498
                                                                      --------      --------
CASH, END OF PERIOD                                                   $  2,284      $  5,864
                                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                     $     10      $     10
         Income taxes                                                 $    500      $  1,950
                                                                      ========      ========
     Equipment purchases in accounts payable                          $     --      $  3,075
                                                                      ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 1999; the results of operations for the three and six months ended July 31, 1999 and 1998; and cash flows for the six months ended July 31, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2000.

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. All leases at July 31, 1999 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         While most of the Company's transactions with foreign customers are denominated in United States dollars, some of the Company's transactions with Canadian customers are denominated in Canadian dollars. The Company does not engage in currency hedging activities.

SEASONALITY

         Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout the second quarter of fiscal 2000.


RESULTS OF OPERATIONS

For the three months ended July 31, 1999 and 1998

         For the quarter ended July 31, 1999, total revenues decreased 92% to $625,000 from $7.7 million in the corresponding period of the prior year. This decline reflects a significant decrease in all categories of revenues compared to total revenues for the same period of the prior year, as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts. During the quarter, the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts as compared to $1.4 million recorded in the prior year's second quarter.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended July 31, 1999 were not significant due to the severe downturn in business activity. During the quarter ended July 31, 1999, other equipment sales generated a gross margin of 99% as compared to 22% for the same period in 1998. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses decreased $259,000 from the corresponding prior year period primarily due to a decrease in accounting and legal expenses, advertising, convention, travel and compensation expenses partially offset by an increase in insurance and investor relations expenses.

         Depreciation expense for the quarter ended July 31, 1999 decreased $503,000, or 18%, to $2.3 million from $2.9 million for the same period last year. The decrease is primarily the result of the lease pool asset impairment recorded in fiscal 1999.

         The Company recorded a net loss for the quarter ended July 31, 1999 in the amount of $2,092,000 compared to net income of $852,000 for the same period of the previous year.

For the six months ended July 31, 1999 and 1998

         For the six months ended July 31, 1999, total revenues decreased 90% to $2.3 million from $23.1 million in the corresponding period of the prior year. This decline reflects a significant decrease in all categories of revenues compared to total revenues for the same period of the prior year, as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the six months ended July 31, 1999 generated an aggregate gross margin of 95% compared to 18% for the corresponding period of the prior year. This increase in gross margin is because the Company had no equipment sales under lease/purchase agreements during the six months ended July 31, 1999 as compared to the same period of the prior year. The Company accounts for the lease portion and the sales portion of lease/purchase agreements separately, but believes the two aspects of the transaction must be considered together to reflect its economic substance. Under the Company's lease/purchase transactions, the lease generates a revenue stream before the customer exercises its purchase option, a percentage of which the customer may use to reduce the purchase price. Because the lease revenues that offset the purchase price are not included in equipment sales under lease/purchase agreements, management assesses the profitability of these transactions by combining lease and sales revenues.

         During the six months ended July 31, 1999, other equipment sales generated a gross margin of 68% as compared to 35% for the same period in 1998. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses decreased $357,000 from the corresponding prior year period primarily due to a decrease in advertising, convention, accounting and legal, travel and consulting expenses, partially offset by an increase in insurance and investor relations expenses as well as expense related to a Texas sales tax audit.

         Depreciation expense for the six months ended July 31, 1999 decreased $964,000, or 17%, to $4.6 million from $5.6 million for the same period last year. The decrease is primarily the result of the $15.1 million lease pool asset impairment charge recorded in fiscal 1999. The Company's seismic equipment lease pool decreased $1.8 million, on a cost basis, to $63.3 million at July 31, 1999, from $65.1 million at July 31, 1998.

         The Company recorded a net loss for the six months ended July 31, 1999 in the amount of $3,334,000 compared to net income of $2,532,000 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 1999, the Company had net working capital of approximately $27.7 million as compared to net working capital of $27.1 million at January 31, 1999. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the six months ended July 31, 1999 was $2.5 million, as compared to net cash used in operating activities of $3.0 million for the six months ended July 31, 1998.

         At July 31, 1999, the Company had trade accounts receivable of $4.2 million that were more than 90 days past due. As of July 31, 1999, the Company's allowance for doubtful accounts was approximately $1.0 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

         The Company has a working capital revolving line of credit of up to $15 million from Bank One (the "Revolver"). Interest on advances under the Revolver are payable monthly at a variable rate which is based upon either, at the Company's option, LIBOR or Bank One's base lending rate. The LIBOR rate, if elected, ranges between LIBOR plus 1.75% and LIBOR plus 2.75% depending upon the debt service coverage ratio the Company maintains. Similarly, the Bank One base lending rate, if elected, ranges between the base rate minus 0.25% and the base rate plus 0.25%, again depending upon the Company's debt service coverage ratio. Additionally, the Company pays Bank One each fiscal quarter a fee equal to 0.25% of the average daily unused portion of the Revolver calculated for the previous quarter. Advances are limited to the total of 80% of eligible accounts receivable and 50% of all eligible lease pool equipment. The Revolver contains restrictions, among others, on the ability of the Company to incur indebtedness and pay dividends and requires the Company to meet certain financial covenants, including a minimum tangible net worth, a debt service coverage ratio, aging of accounts receivable and net income. The Revolver will expire on December 8, 1999, at which time any unpaid principal amount will be due and payable in full. As of July 31, 1999, there were no amounts outstanding under the Revolver.

         As of July 31, 1999, the Company was in violation of a certain covenant of the Revolver, although there were no amounts outstanding under the Revolver. The Company obtained a waiver of the covenant from Bank One; however, Bank One will not make any advances under the Revolver until the Company: (i) is in compliance with the relevant covenant; and (ii) grants Bank One a first priority secured interest in substantially all of the Company's assets.

         Capital expenditures for the six months ended July 31, 1999 totaled approximately $2.0 million compared to capital expenditures of $26.2 million for the corresponding period in the prior year. During the quarter ended July 31, 1999, the Company secured a two-year lease contract, commencing in September 1999, with one of its large customers. The terms of the lease contract requires that the Company expend up to $4 million on lease pool equipment purchases during the third quarter of fiscal 2000. Management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.


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



FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Part II, Item
1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and within this Quarterly Report on Form 10-Q generally.

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

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

         The first and fourth quarters of the Company's fiscal year have historically accounted for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from October through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout the second quarter of fiscal 2000. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Shareholders on July 23, 1999. Shareholders of record at the close of business on May 24, 1999 were entitled to vote.

    (b) Shareholders elected each of the six directors nominated for the board of directors:


            NAME OF NOMINEE                 FOR             AGAINST          ABSTAINING         WITHHELD
        Billy F. Mitcham, Jr.            9,139,228             -                  -                93,561
        R. Dean Lewis                    9,130,328             -                  -               102,461
        Paul C. Mitcham                  9,125,728             -                  -               107,061
        John F. Schwalbe                 9,130,328             -                  -               102,461
        William J. Sheppard              9,133,228             -                  -                99,561

    (c) The Shareholders ratified the appointment of Hein + Associates LLP as the Company's independent certified public accountants.


                       FOR                  AGAINST                 ABSTAINING               NON-VOTE

                     9,165,924              47,485                   19,380                     -

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K

        On May 7, 1999, the Company filed a Form 8-K reporting the termination of its Preferred Supplier Agreement with Input/Output, Inc., effective April 26, 1999.

    (b) EXHIBITS

        11   -  Statement Re Computation of Earnings Per Share
        27   -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MITCHAM INDUSTRIES, INC.




Date:  September 3, 1999                /s/ P. BLAKE DUPUIS
                                        ----------------------------------------
                                        P. BLAKE DUPUIS,
                                        CHIEF FINANCIAL OFFICER
                                        (AUTHORIZED OFFICER AND PRINCIPAL
                                        ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


EXHIBIT
   NO.                                  DESCRIPTION
-------                                 -----------
   11     -      Statement Re Computation of Earnings Per Share

   27     -      Financial Data Schedule