Form 10-Q
period 1999-10-31
MITCHAM INDUSTRIES INC
filed 1999-12-10
CIK 926423

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13490
         =================================================================


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

                                 (409) 291-2277
              (Registrant's telephone number, including area code)
         =================================================================


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,551,112 shares of Common Stock, $0.01 par value, were outstanding as of December 6, 1999.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
                    Condensed Consolidated Balance Sheets....................................   3
                    Condensed Consolidated Statements of Operations..........................   4
                    Condensed Consolidated Statements of Cash Flows..........................   5
                    Notes to Condensed Consolidated Financial Statements.....................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................  10

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................................  13

Item 6.     Exhibits and Reports on Form 8-K.................................................  13

            Signatures.......................................................................  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                               October 31,          January 31,
                                           ASSETS                                1999                  1999
                                                                              ------------         ------------
                                                                              (Unaudited)
CURRENT ASSETS:
    Cash                                                                      $      1,966         $      2,525
    Marketable securities, at market                                                15,121               17,335
    Accounts receivable, net                                                         4,894                7,880
    Inventory                                                                        1,801                1,191
    Income tax receivable                                                            1,935                   --
    Deferred tax asset                                                                 483                  483
    Prepaid expenses and other current assets                                          294                   88
                                                                              ------------         ------------
       Total current assets                                                         26,494               29,502
    Seismic equipment lease pool, property and equipment                            69,182               65,116
    Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                                       (36,465)             (31,472)
    Deferred tax asset                                                               3,382                4,028
                                                                              ------------         ------------
         Total assets                                                         $     62,593         $     67,174
                                                                              ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                          $        627         $        668
    Deferred revenue                                                                 1,120                  131
    Accrued liabilities and other current liabilities                                  262                  806
    Income taxes payable                                                                --                  817
                                                                              ------------         ------------
         Total current liabilities                                                   2,009                2,422

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                                     --                   --
    Common stock, $0.01 par value; 20,000,000 shares authorized
        9,551,112 and 9,545,658 shares, respectively, issued and
        outstanding                                                                     95                   95
    Additional paid-in capital                                                      61,459               61,459
    Retained earnings (deficit)                                                       (159)               4,244
    Accumulated other comprehensive income                                            (811)              (1,046)
                                                                              ------------         ------------
         Total shareholders' equity                                                 60,584               64,752
                                                                              ------------         ------------
         Total liabilities and shareholders' equity                           $     62,593         $     67,174
                                                                              ============         ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       OCTOBER 31,                     OCTOBER 31,
                                                            ------------------------------     ------------------------------
                                                                1999              1998            1999               1998
                                                            ------------      ------------     ------------      ------------
REVENUES:
Short-term leasing                                          $      1,823      $      5,539     $      3,552      $     15,382
Leasing under lease/purchase agreements                                8             1,241              210             4,043
Equipment sales under lease/purchase agreements                       --               324               --             8,975
Other equipment sales                                                603             2,678              942             4,498
                                                            ------------      ------------     ------------      ------------
         Total revenues                                            2,434             9,782            4,704            32,898

COSTS AND EXPENSES:
Direct costs                                                         370               575              673             1,387
Cost of sales under lease/purchase agreements                          3               550               14             9,894
Cost of other equipment sales                                        445             2,340              555             3,527
General and administrative                                           845             1,619            2,795             3,950
Provision for doubtful accounts                                       50               203              175               811
Depreciation                                                       2,374             3,253            6,972             8,814
                                                            ------------      ------------     ------------      ------------
         Total costs and expenses                                  4,087             8,540           11,184            28,383
                                                            ------------      ------------     ------------      ------------

OPERATING INCOME (LOSS)                                           (1,653)            1,242           (6,480)            4,515

Other income - net                                                   168               263              478               894
                                                            ------------      ------------     ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (1,485)            1,505           (6,002)            5,409
PROVISION (BENEFIT) FOR INCOME TAXES                                (415)              517           (1,598)            1,890
                                                            ------------      ------------     ------------      ------------
NET INCOME (LOSS)                                           $     (1,070)     $        988     $     (4,404)     $      3,519
                                                            ============      ============     ============      ============

Earnings (loss) per common share
     Basic                                                  $      (0.11)     $        .10     $      (0.46)     $        .37
     Diluted                                                $      (0.11)     $        .10     $      (0.46)     $        .36
                                                            ============      ============     ============      ============

Shares used in computing earnings per common share
     Basic                                                     9,551,000         9,516,000        9,550,000         9,486,000
     Dilutive effect of common stock equivalents                      --            94,000               --           196,000
                                                            ------------      ------------     ------------      ------------
     Diluted                                                   9,551,000         9,610,000        9,550,000         9,682,000
                                                            ============      ============     ============      ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  OCTOBER 31,
                                                                         -----------------------------
                                                                            1999               1998
                                                                         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $   (4,404)        $    3,519
Adjustments to reconcile net income (loss) to net
     cash flows provided by operating activities:
         Depreciation                                                         6,972              8,814
         Provision for doubtful accounts, net of charge offs                   (465)               274
         Deferred income taxes                                                   --                108
         Inventory                                                              (26)            (1,072)
         Trade accounts receivable                                            3,451              1,904
         Federal income taxes                                                (2,107)              (477)
         Accounts payable                                                       (40)            (6,765)
         Other assets                                                          (206)               146
         Accrued and other liabilities                                          486             (4,838)
                                                                         ----------         ----------
              Net cash provided by operating activities                       3,661              1,613

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                           (6,823)           (30,176)
     Purchases of property and equipment                                       (188)              (334)
     Sale of marketable securities                                            2,214             13,976
     Disposal of lease pool equipment                                           577             11,593
     Disposal of property and equipment                                          --                 12
                                                                         ----------         ----------
         Net cash used in investing activities                               (4,220)            (4,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock upon exercise of
       warrants and options                                                      --                134
                                                                         ----------         ----------
         Net cash provided by financing activities                               --                134

NET DECREASE IN CASH                                                           (559)            (3,182)
CASH, BEGINNING OF PERIOD                                                     2,525              7,498
                                                                         ----------         ----------
CASH, END OF PERIOD                                                      $    1,966         $    4,316
                                                                         ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                        $       28         $       28
         Income taxes                                                    $      500         $    2,050
                                                                         ==========         ==========
     Equipment purchases in accounts payable                             $       --         $    1,136
                                                                         ==========         ==========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 1999; the results of operations for the three and nine months ended October 31, 1999 and 1998; and cash flows for the nine months ended October 31, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2000.

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

         Legal Proceedings
         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Company filed a motion to dismiss the CAC. On September 29, 1999, the Court granted in part and denied in part the Company's motion to dismiss. The Court granted plaintiffs leave to amend on certain claims, and the Company awaits an amended complaint on those claims.

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


4.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):



                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 OCTOBER 31,                       OCTOBER 31,
                                                            1999             1998             1999             1998
                                                          --------         --------         --------         --------
Net income (loss)                                           (1,070)             988           (4,404)           3,519
Other comprehensive income:
   Foreign currency translation adjustment                     205             (465)             235             (415)
Total comprehensive income (loss)                             (865)             523           (4,169)           3,104


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

           The Company's financial results reflect continued low levels of industry capital spending and resulting reduced demand for the Company's seismic equipment. However, if the recent increase in commodity prices can be sustained, it is expected that exploration budgets in 2000 will increase. Declines in oil prices, or expectations that the recent improvement in oil prices will not hold, could cause the Company's customers to further reduce their spending and further adversely affect the Company's results of operations and financial condition.

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of leases at October 31, 1999 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

SEASONALITY

         Historically, seismic equipment leasing has been somewhat susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's

Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the continued reduced demand for the Company's services both in Canada and worldwide, the effect of the seasonal upturn will not be as significant as in prior years.

RESULTS OF OPERATIONS

For the three months ended October 31, 1999 and 1998

         For the quarter ended October 31, 1999, total revenues decreased 75% to $2.4 million from $9.8 million in the corresponding period of the prior year. This decline reflects a significant decrease in all categories of revenues compared to total revenues for the same period of the prior year as a result of decreased capital expenditure budgets throughout the oil and gas industry. During the quarter, the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended October 31, 1999 were not significant due to the severe downturn in business activity. During the quarter ended October 31, 1999, other equipment sales generated a gross margin of 26% as compared to 13% for the same period in 1998. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses decreased $774,000 from the corresponding prior year period primarily due to a decrease in accounting and legal expenses, consulting fees, convention, travel and entertainment expenses partially offset by an increase in insurance, compensation and investor relations expenses.

         Depreciation expense for the quarter ended October 31, 1999 decreased $879,000, or 27%, to $2.4 million from $3.3 million for the same period last year. The decrease is primarily the result of the lease pool asset impairment recorded in fiscal 1999.

         The Company recorded a net loss for the quarter ended October 31, 1999 in the amount of $1,070,000 compared to net income of $988,000 for the same period of the previous year.

For the nine months ended October 31, 1999 and 1998

         For the nine months ended October 31, 1999, total revenues decreased 86% to $4.7 million from $32.9 million in the corresponding period of the prior year. This decline reflects a significant decrease in all categories of revenues compared to total revenues for the same period of the prior year, as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the nine months ended October 31, 1999 generated an aggregate gross margin of 93% compared to 24% for the corresponding period of the prior year. This increase in gross margin is because the Company had no equipment sales under lease/purchase agreements during the nine months ended October 31, 1999 as compared to $9.0 million in the same period of the prior year. The Company accounts for the lease portion and the sales portion of lease/purchase agreements separately, but believes the two aspects of the transaction must be considered together to reflect its economic substance. Under the Company's lease/purchase transactions, the lease generates a revenue stream before the customer exercises its purchase option, a percentage of which the customer may use to reduce the purchase price. Because the lease revenues that offset the purchase price are not included in equipment sales under lease/purchase agreements, management assesses the profitability of these transactions by combining lease and sales revenues.

         During the nine months ended October 31, 1999, other equipment sales generated a gross margin of 41% as compared to 22% for the same period in 1998. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses decreased $1,155,000 from the corresponding prior year period primarily due to a decrease in advertising, convention, accounting and legal, compensation, travel and entertainment and consulting expenses, partially offset by an increase in insurance and investor relations expenses as well as expense related to a Texas sales tax audit.

         Depreciation expense for the nine months ended October 31, 1999 decreased $1.8 million, or 21%, to $7.0 million from $8.8 million for the same period last year. The decrease is primarily the result of the $15.1 million lease pool asset impairment charge recorded in fiscal 1999. The Company's seismic equipment lease pool increased $1.0 million, on a cost basis, to $67.5 million at October 31, 1999, from $66.5 million at October 31, 1998.

         The Company recorded a net loss for the nine months ended October 31, 1999 in the amount of $4,404,000 compared to net income of $3,519,000 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1999, the Company had net working capital of approximately $24.5 million as compared to net working capital of $27.1 million at January 31, 1999. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the nine months ended October 31, 1999 was $3.7 million, as compared to $1.6 million for the nine months ended October 31, 1998.

         At October 31, 1999, the Company had trade accounts receivable of $3.6 million that were more than 90 days past due. As of October 31, 1999, the Company's allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

         On December 8, 1999 the Company's revolving line of credit expired. In light of the fact that the Company's working capital balances significantly exceed its expected needs for future capital expenditures, the Company did not pursue negotiations to renew or extend the line of credit.

         Capital expenditures for the nine months ended October 31, 1999 totaled approximately $7.0 million compared to capital expenditures of $30.5 million for the corresponding period in the prior year. During the quarter ended October 31, 1999, the Company spent approximately $4.5 million to purchase additional lease pool equipment as part of a two-year lease it secured during the second fiscal quarter. Management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.

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

State of Readiness
         During 1998, the Company began evaluating its internal operating systems and software ("IT") and embedded manufacturing control technology ("Non-IT") in the equipment that it leases and sells. In its evaluation, vendors of the software and hardware the Company uses in its business have represented that such software and hardware are either Year 2000 compliant or compatible. Further testing of the operating systems and software has proven them to all be Year 2000 compliant. To assess risk associated with possible non-compliance of customers' and equipment suppliers' failure to be Year 2000 compliant, the Company prepared and mailed Year 2000 compliance questionnaires to its significant customers and equipment suppliers. Completed questionnaires the

Company has received to date indicate there are no known Year 2000 compliance issues that would negatively affect the Company's operations and business.

Costs to Address Year 2000 Issues
         The Company has utilized internal resources in assessing the Year 2000 issue and has not employed outside consultants to assist. There have been no material expenditures related to identifying, assessing or remediating Year 2000 compliance issues, nor does the Company expect to incur any material expenditures related to this issue. The Company has identified lease pool equipment requiring approximately $15,000 of expenditures to become Year 2000 compatible.

Risks
         Though the Company has a number of suppliers, two suppliers provide the vast majority of the Company's seismic equipment. In addition, the Company derives a large percentage of its revenues from a relatively small number of customers. Under a "most likely worst-case Year 2000 scenario," if one of the Company's significant suppliers or customers experienced a material business interruption or, if the Company lost a significant supplier or customer due to Year 2000 non-compliance issues, it could have a material adverse impact on the Company's operations, results of operations or financial position.

Contingency Plan
         The Company has not developed a contingency plan related to Year 2000 compliance since no significant issues have been specifically identified. If a Year 2000 compliance issue arises, the Company will put forth its best efforts to remedy the issue and minimize its impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates the majority of its lease and sales contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies, but some of its transactions with Canadian customers are denominated in Canadian dollars. The Company does not engage in currency hedging activities.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Part II,
Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand for the Company's services and predicted improvement in energy industry and seismic service industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and within this Quarterly Report on Form 10-Q generally.

CONTINUING DOWNTURN OF OIL AND GAS INDUSTRY AND REDUCED DEMAND FOR SERVICES

         Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. The continuing downturn in the energy services sector has resulted in a sharp decline in demand for the Company's services. Recent increases in the price of oil have not yet countered decreased demand. As such, the seismic equipment sector may lag other sectors of the energy services industry in its turnaround. Any future fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas will continue to have a major effect on exploration, production and development activities and thus, on the demand for the Company's services.

LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT THE COMPANY

         The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 1997, 1998 and 1999, the single largest customer accounted for approximately 15%, 20% and 36%, respectively, of the Company's total revenues. Because the Company's customer base is relatively small, the loss of one or more customers for any reason could adversely affect the Company's results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company has over $3.6 million of past-due customer accounts receivable with an allowance of $1.2 million to cover losses in those accounts. Significant payment defaults by those customers would have a material adverse effect on the Company's financial position and results of operations.

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

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

         The first and fourth quarters of the Company's fiscal year have historically accounted for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from October through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout the third quarter of fiscal 2000. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz V. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios, alleged violations of
Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Company made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Company filed a motion to dismiss the CAC. On September 29, 1999, the Court granted in part and denied in part the Company's motion to dismiss. The Court granted plaintiffs leave to amend on certain claims, and the Company awaits an amended complaint on those claims

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K
        None.

    (b) EXHIBITS

        11   -  Statement Re Computation of Earnings Per Share
        27   -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MITCHAM INDUSTRIES, INC.




Date:  December 8, 1999            /s/ P. BLAKE DUPUIS
                                  ----------------------------------------------
                                   P. BLAKE DUPUIS,
                                   CHIEF FINANCIAL OFFICER
                                   (AUTHORIZED OFFICER AND PRINCIPAL
                                   ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


EXHIBIT
NO.                DESCRIPTION
-------            -----------

11        -        Statement Re Computation of Earnings Per Share

27        -        Financial Data Schedule