Form 10-K405
period 2000-01-31
MITCHAM INDUSTRIES INC
filed 2000-05-01
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 000-25142

                                ----------------

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

        Registrant's telephone number, including area code: 936-291-2277

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                ----------------

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

         Aggregate market value of the voting stock held by non-affiliates of the registrant: $26,820,710 as of April 25, 2000.

         As of April 25, 2000, there were outstanding 9,315,112 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                            MITCHAM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                   PART I

Item 1.           Business..............................................................................   1

Item 2.           Properties............................................................................  12

Item 3.           Legal Proceedings.....................................................................  12

Item 4.           Submission of Matters to a Vote of Security Holders...................................  12

                                                   PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters...................................................................  13

Item 6.           Selected Financial Data...............................................................  13

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................  14

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................  17

Item 8.           Financial Statements and Supplementary Data...........................................  17

Item 9.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure..............................................................  17

                                                  PART III

Item 10.          Directors and Executive Officers of the Registrant....................................  17

Item 11.          Executive Compensation................................................................  18

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................  18

Item 13.          Certain Relationships and Related Transactions........................................  18

                                                   PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  18

                  Signatures............................................................................  20

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         Mitcham Industries, Inc. leases and sells geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data surveys on land and in transition zones (marsh and shallow water areas). The Company conducts its operations on a worldwide basis and is a leading independent seismic equipment lessor in North and South America. Over the last several years advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas. As a result, the Company and many seismic contractors have significantly expanded their seismic equipment fleets. From January 31, 1996 through January 31, 2000, the Company's equipment lease pool, at cost, increased from approximately $10.1 million to $70.3 million.

         The Company owns a variety of technologically advanced equipment acquired from the leading seismic manufacturers. The Company's lease pool includes many types of equipment used in seismic data acquisition, including all components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of the Company's equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, "Sercel") and Input/Output, Inc. ("I/O"). The Company believes that most of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. In the last two years, the Company has significantly diversified its equipment lease pool to include a wider variety of seismic equipment. At January 31, 2000, approximately 47% of the Company's equipment lease pool, on a cost basis, consisted of seismic recording channel boxes, with the remainder consisting of peripheral and other equipment.

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

         The Company has supply and exclusive lease referral agreements with several leading seismic equipment manufacturers, including Sercel and Pelton Company, Inc. ("Pelton"). The Company believes that these agreements provide it with certain competitive advantages. Under these agreements, the Company is the exclusive worldwide short-term leasing representative for certain products. An additional agreement exists with Sercel that allows the Company to act as sales representative or distributor for such manufacturer's products in selected markets. See "Key Supplier Agreements."

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

         o Expand international operations. Historically, the Company's activities outside North America have consisted of equipment sales, with a limited amount of leasing activities. The Company believes that there are opportunities to expand its international leasing activities as its customers' operations grow in international markets. The Company receives referrals from Sercel and other manufacturers on a worldwide basis. The Company believes that its alliances with manufacturers provide opportunities to further penetrate international markets, where such manufacturers are well recognized and have well-developed business relationships.

         o Develop and enhance alliances with major seismic equipment manufacturers. The Company's relationships with leading seismic equipment manufacturers allow it to expand its equipment lease pool on favorable terms. The Company believes such relationships improve its access to customers and provide a competitive advantage. The Company has exclusive short-term lease agreements with certain manufacturers and is seeking to develop additional arrangements.

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

         Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data ("CEU"), (ii) seismic recording channel boxes that contain from one to eight seismic channels ("channel boxes"), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, compressed air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channel boxes to the CEU, (vi) survey equipment, drilling equipment for shot holes and other equipment and (vii) other peripheral, or accessory, equipment.

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

         The Company currently has an equipment lease pool comprising a total of approximately 27,700 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and survey and other equipment. All of the Company's lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

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

KEY SUPPLIER AGREEMENTS

THE SERCEL LEASE AGREEMENT

         Effective December 16, 1999, the Company renewed its exclusive leasing arrangement with Sercel, a major manufacturer of 3-D seismic data acquisition equipment, by entering into a new Exclusive Equipment Lease Agreement (the "Sercel Lease Agreement"). With the exception of a different minimum purchase requirement for the Company, the Agreement is substantially similar to the former Exclusive Equipment Lease Agreement between Mitcham and Sercel (the "Former Sercel Agreement") that the parties entered into in September 1996. The Former Sercel Agreement required the Company to purchase from Sercel an aggregate of $10.2 million of Sercel equipment by December 31, 1999, and the Company satisfied that purchase requirement in fiscal 1998.

         Under the Agreement, the Company acts as Sercel's exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative and Sercel will refer to the Company all requests it receives to lease Sercel 3-D data acquisition equipment and other field equipment, through December 31, 2002. Except for the fact that Sercel may engage in short-term leasing directly to its customers and affiliates, Sercel may not recommend or suggest any competitor of the Company as a potential lessor of such data acquisition equipment.

         A condition of the Agreement is that the Company purchases at favorable prices a total of six 408UL 3-D data acquisition systems with at least 600 channels (a "System") and other field equipment from Sercel over the term of the Agreement, with at least one System to be purchased in each of the following periods: December 16, 1999-June 30, 2000; July 1, 2000-December 31, 2000;
January 1, 2001-June 30, 2001; July 1, 2001-December 31, 2001; January 1,
2002-June 30, 2002; and July 1, 2002-

December 31, 2002. The list price of a 600-channel system is approximately $1,100,000. Subject to certain exceptions, if the Company does not purchase such equipment on or before such dates, then Sercel may terminate the Agreement on 90 days' written notice to the Company. In that event, the Company will have no further obligation to purchase additional equipment from Sercel.

         The agreement is subject to termination by Sercel before December 21, 2002: (i) at any time upon (a) Sercel's reasonable belief that the Company has violated or intends to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) the Company's refusal or inability to certify that it is in compliance with laws applicable to its activities, or (c) the Company's insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern, and (ii) upon 90 days' prior written notice if the Company no longer employs Billy F. Mitcham, Jr. in a senior management capacity.

THE SERCEL SALES AGREEMENT

         Through Mitcham Canada Ltd., the Company's wholly-owned subsidiary, the Company entered into the Commercial Representation Agreement (the "Sercel Sales Agreement") with Georex, Inc. ("Georex"), a wholly-owned subsidiary of Sercel, under which the Company is Sercel's designated sales representative in Canada for its seismic data acquisition and other field equipment through September 19, 2000, subject to earlier termination by either party on 90 days' prior notice. If not sooner terminated, the agreement will automatically be extended for successive one-year periods after September 19, 2000. Under the agreement, the Company is entitled to receive a commission on all Sercel equipment and spare parts sold in Canada.

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

As of January 31, 2000, the Company had lease customers with 38 active leases of various lengths. Customers of the Company's used and new seismic equipment sales and service business include its lease customers, foreign governments, universities, engineering firms and research organizations worldwide.

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

         The Company works with a network of representatives in several international markets, including Europe, the Far East, Russia and other former Soviet Union countries. These agents generate equipment sales and, to a lesser extent, equipment leasing business for the Company and are compensated on a commission basis. The Company also expends resources in the areas of customer service, product support and the maintenance of customer relationships. The Company also has an office in Calgary, Alberta, Canada from which it leases and sells seismic equipment.

COMPETITION

         While the Company is aware of several companies that engage in seismic equipment leasing, competition has historically been fragmented and the Company's competitors have not had as extensive a seismic equipment lease pool as does the Company.

         On April 26, 1999, the Company and I/O terminated its Preferred Supplier Agreement with the Company. As a result, I/O is no longer restricted from competing with the Company in the short-term equipment leasing business. As a result, I/O may seek to more aggressively pursue lease and lease/purchase arrangements that would likely have been prohibited under the Preferred Supplier Agreement. I/O has significantly greater resources than the Company, and I/O's entry into competition in the short-term equipment leasing business could have a material adverse effect on the Company's operations and financial condition.

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


SUPPLIERS

         The Company has several suppliers of the seismic equipment for its lease pool. The Company has historically acquired the majority of its seismic lease pool equipment from Sercel and I/O and acquires the majority of its vibrator control electronics from Pelton. The Company believes that Sercel and I/O manufacture most of the land-based seismic systems and equipment in use. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Steward Cable (cables) and Mark Products (geophones and cables). From time to time, the Company purchases new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

EMPLOYEES

         As of January 31, 2000, the Company employed 50 people, none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information contained in this Annual Report on Form 10-K (including statements contained in Part I, Item 1. "Business", Part I, Item 3. "Legal Proceedings" and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for the Company's services and predicted improvement in energy industry and seismic service industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Annual Report on Form 10-K.

PROLONGED AND GRADUAL RECOVERY OF OIL AND GAS INDUSTRY AND REDUCED DEMAND FOR SERVICES

         Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Because of the prolonged and gradual recovery of the energy services sector, there has been a decreased demand for the Company's services. Increases in the price of oil have not yet countered decreased demand. As such, the seismic equipment sector may lag other sectors of the energy services industry in its turnaround. Any future fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas will continue to have a major effect on exploration, production and development activities and thus, on the demand for the Company's services.

LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT THE COMPANY

         The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the

Company's revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 1998, 1999 and 2000, the single largest customer accounted for approximately 20%, 36% and 17%, respectively, of the Company's total revenues. Because the Company's customer base is relatively small, the loss of one or more customers for any reason could adversely affect the Company's results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company has approximately $7.6 million of customer accounts and notes receivable at January 31, 2000, of which $629,000 is over ninety days past-due. At January 31, 2000, the Company has an allowance of $843,000 to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

INTERNATIONAL ECONOMIC AND POLITICAL INSTABILITY COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company's results of operations are dependent upon the current political and economic climate of several international countries in which its customers either operate or are located. International sources accounted for approximately 71% of the Company's revenues in the fiscal year ended January 31, 2000, and 9% of international revenues were attributable to lease and sales activities in South America. Since the majority of the Company's lease and sales contracts with its customers are denominated in U.S. dollars, there is little risk of loss from fluctuations in foreign currencies. However, the Company's internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and appropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards. While the Company's results of operations have not been adversely affected by those risks to date, there is no assurance its business and results of operations won't be adversely affected in the future.

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

         The first and fourth quarters of the Company's fiscal year have historically accounted for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from October through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout fiscal 2000. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

DEPENDENCE ON KEY SUPPLIERS

         The Company has and continues to rely on purchase agreements with Sercel and Pelton. To a lesser extent, the Company also relies on its suppliers for lease referrals. The termination of these agreements for any reason could materially adversely affect the Company's business. Any difficulty in obtaining seismic equipment from suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers, companies providing seismic surveys and oil and gas exploration companies that use seismic equipment, many of which have substantially greater financial resources than the Company. There are also several smaller competitors who, in the aggregate, generate significant revenue from the sale of seismic survey equipment. Pressures from existing or new competitors could adversely affect the Company's business operations.

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


ITEM 3.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Defendants filed a motion to dismiss the CAC. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On December 14, 1999, Plaintiffs served discovery on Defendants. On January 28, 2000, Defendants filed a motion to dismiss the SCAC. On February 4, 2000, the Court agreed with Defendants that Plaintiffs' discovery was improper because, under the Reform Act, discovery is stayed until the Court sustains the sufficiency of the SCAC. On February 28, 2000, the Plaintiffs filed an opposition to Defendants' motions to dismiss, and on March 15, 2000, Defendants filed their reply. The Company awaits the Court's ruling.


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


                                                           High            Low
                                                           ----            ---
Fiscal Year Ended January 31, 1999:
     First Quarter                                        19 1/2          9 3/4
     Second Quarter                                       13 1/2          7 1/16
     Third Quarter                                         9 7/8          4 1/2
     Fourth Quarter                                        8 1/8          3 11/16

Fiscal Year Ended January 31, 2000:
     First Quarter                                         5              3 1/16
     Second Quarter                                        4 13/16        3 5/8
     Third Quarter                                         6 3/4          3 11/16
     Fourth Quarter                                        4 3/4          3 3/16

         As of April 25, 2000, there were approximately 500 shareholders of record of the common stock.


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

ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)


                                                                           Years Ended
January 31,
                                                          1996       1997      1998        1999        2000
                                                        --------   --------   --------   --------    --------
Net sales and other revenues                            $  7,292   $ 14,690   $ 42,027   $ 37,936    $ 10,644
Income (loss) from continuing operations                   1,713      2,702      6,392     (8,526)     (4,864)
Income (loss) from continuing operations
   per common share - diluted                               0.50       0.60       0.83      (0.90)      (0.51)
Cash dividends declared per common share                       -          -          -          -           -
Balance Sheet Data:
Cash and marketable securities                               637        301     32,507     19,860      17,399
Seismic equipment lease pool, property and equipment,
   cost basis                                             10,141     22,540     50,994     65,116      71,980
Total assets                                              12,239     24,293     91,562     67,174      67,705
Long-term obligations and redeemable preferred stock       1,524      3,319      2,294          -           -
Total liabilities                                          4,191      9,051     17,326      2,422       7,430
Total shareholders' equity                                 8,048     15,242     74,236     64,752      60,275

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at January 31, 2000 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         For the years ended January 31, 1998, 1999 and 2000, revenues from foreign customers totaled $17.1 million, $20.7 million and $7.5 million, respectively. The majority of the Company's transactions with foreign customers are denominated in United States dollars.

SEASONALITY

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues, especially from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and remained at historically low levels throughout fiscal 2000.

RESULTS OF OPERATIONS

         Revenues of $10.6 million for fiscal 2000 decreased $27.3 million compared to revenues of $37.9 million for fiscal 1999, which reflected a decrease of $4.1 million as compared to revenues of $42.0 million for fiscal 1998. Short-term leasing revenues and leasing revenues under lease/purchase arrangements totaling $6.8 million for fiscal 2000 represented a substantial decrease from fiscal 1999 leasing revenues of $22.4 million. Fiscal 1999 combined leasing revenues of $22.4 million represented a $2.8 million increase over fiscal 1998 combined leasing revenues of $19.6 million. The current year decrease in leasing revenues is reflective of the prolonged and gradual energy services sector recovery and continued decreased demand for seismic equipment and services. The increase in leasing revenues in fiscal 1999 reflects additions of lease pool equipment throughout fiscal 1999 and 1998 to meet lease demand. Seismic equipment sales for fiscal 2000 were $3.9 million as compared to $15.6 million and $22.1 million for fiscal 1999 and 1998, respectively. The decrease in sales revenues during fiscal 2000 compared to fiscal 1999 is a result of decreased capital expenditure budgets throughout the oil and gas industry coupled with a three-year trend of fewer customers exercising the purchase option of lease/purchase contracts.

         Depreciation expense for fiscal 2000 was $9.8 million, representing a 21% decrease from fiscal 1999 expense of $12.4 million. The $5.8 million increase in depreciation expense for fiscal 1999 represented an approximate 87% increase over fiscal 1998 expense. The current year reduction in depreciation expense is largely attributable to the $15.1 million asset impairment charge recorded in fiscal 1999, partially offset by the $6.7 million increase, on a cost basis, in the Company's seismic equipment lease pool during fiscal 2000. The significant increase in depreciation expense during the prior two fiscal years is a direct result of the seismic equipment lease pool increasing nearly $42 million, on a cost basis, from January 31, 1997 to January 31, 1999. Current year direct costs were $1.4 million, a decrease of approximately $200,000 from fiscal 1999 amounts, reflecting the decrease in leasing activities during fiscal 2000. While the Company's leasing revenues have increased in each of the prior two fiscal years, direct costs associated with short-term leasing have also increased steadily. Direct costs for fiscal 1999 were $1.6 million, compared to $1.0 million for fiscal 1998.

         For the fiscal year ended January 31, 2000, leasing and equipment sales under lease/purchase arrangements generated an aggregate gross margin of 99%, compared to 25% and 20% for fiscal 1999 and 1998, respectively. The gross margin achieved in fiscal 2000 is not comparable to the margins achieved in fiscal 1999 and 1998 because the Company recorded no sales of equipment under lease/purchase arrangements during fiscal 2000. In addition, the recorded gross margins in fiscal 1999 and 1998 are lower than historical levels due to the Company selling primarily newer equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool.

         Gross margins on seismic equipment sales were 41%, 25% and 10% for fiscal years 2000, 1999 and 1998, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of newly added seismic equipment to the lease pool versus older, more depreciated seismic equipment being sold.

         During fiscal 1999, the Company incurred a pre-tax, non-cash asset impairment charge of approximately $15.1 million related to the impairment of certain seismic equipment assets. This impairment charge is primarily the result of the application of Statement of Financial Accounting Standards ("SFAS") No. 121, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through cash flows from future operations. The severity of the decline in seismic activity, and thus, the demand for the Company's equipment, was such an event. Based on the application of SFAS No. 121, the Company recognized a $14.2 million pretax charge during fiscal 1999 related to its seismic equipment lease pool. In addition, the Company recognized approximately $900,000 of pretax charges related to a lower of cost or market adjustment to certain seismic equipment assets classified in the consolidated financial statements as inventory. There was no such charge in fiscal 2000.

         General and administrative expenses decreased nearly $1.1 million in fiscal 2000 as compared to fiscal 1999 expense of $4.9 million, which reflected an increase of $1.8 million compared to fiscal 1998.

During fiscal 2000, the Company realized general and administrative expense savings in professional fees, primarily legal and audit. The Company recorded lower compensation and payroll tax expense, partially offset by an increase in insurance expense. Additionally, due to the downturn in the seismic industry, the Company realized cost savings in its advertising, convention and travel expenses.

         The fiscal 1999 increase was due to increased professional fees including management and systems consulting, legal and audit fees and increased compensation and payroll tax expense related to the increase in the size of the Company's operations and number of employees. Additionally during fiscal 1999, the Company incurred or accrued approximately $425,000 of expense related to an ongoing Texas sales tax audit and the class action lawsuit filed on April 23, 1998.

         For fiscal 2000, the Company's provision for doubtful accounts expense decreased from $1.7 million in fiscal 1999 to $575,000. This decrease in fiscal 2000 is reflective of the improvement in the Company's aging of receivables. At January 31, 2000 and 1999, the Company had past due trade accounts receivable in the amount of $629,000 and $7.1 million, respectively. During fiscal 2000, the Company wrote off approximately $1,757,000 of accounts and notes receivable that were more than 90 days past due. In addition, the Company canceled approximately $817,000 of receivables more than 90 days past due in exchange for certain seismic equipment. The Company's provision for doubtful accounts expense increased from $842,000 in fiscal 1998 to $1.7 million in fiscal 1999. This increase is related to the ongoing downturn in seismic activity worldwide. As of January 31, 2000 and 1999, the Company's allowance for doubtful accounts receivable amounted to $843,000 and $1.6 million, respectively.

         For fiscal 2000, the Company recorded a net loss in the amount of $4.9 million as compared to the fiscal 1999 net loss of $8.5 million. Net income for fiscal 1999 decreased approximately $14.9 million from fiscal 1998, reflecting the inclusion of the asset impairment charge and provision for doubtful accounts charge.


LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2000, the Company had net working capital of approximately $21.4 million as compared to net working capital of $26.9 million at January 31, 1999. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the year ended January 31, 2000 was $8.4 million, as compared to $10.4 million and $3.8 million for the years ended January 31, 1999 and 1998, respectively. Net cash provided by financing activities for the years ended January 31, 2000, 1999 and 1998 was $0, $0.2 million and $47.9 million, respectively.

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

         At January 31, 2000, the Company had trade accounts receivable of $0.6 million that were more than 90 days past due, as compared to $7.1 million at January 31, 1999. During fiscal 2000, the Company wrote off approximately $1,757,000 of accounts and notes receivable that were more than 90 days past due. In addition, the Company canceled approximately $817,000 of receivables more than 90 days past due in exchange for certain seismic equipment. As of January 31, 2000, the Company's allowance for doubtful accounts was approximately $843,000, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On December 8, 1999 the Company's revolving line of credit expired. In light of the fact that the Company's working capital balances significantly exceed its expected needs for future capital expenditures, the Company did not pursue negotiations to renew or extend the line of credit.

         Capital expenditures for the 2000 fiscal year totaled approximately $12.8 million as compared to capital expenditures of $32.9 million for fiscal 1999. Management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.




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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Company will be set forth in the proxy statement for the 2000 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference. Information regarding compliance by the officers, directors and control persons of the Company with Section 16(a) of the Securities Exchange
Act of 1934 will be set forth in the Company's proxy statement for the 2000 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with
Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement for the 2000 Annual Meeting of Shareholders under the heading "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement for the 2000 Annual Meeting of Shareholders under the heading "Principal Holders of Securities and Security Ownership of Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement for the 2000 Annual Meeting of Shareholders under the heading "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS




      Exhibit Number
      --------------
         3.1    --         Amended and Restated Articles of Incorporation of
                           Mitcham Industries, Inc. (1) (Exhibit 3.1)

         3.2    --         Amended and Restated Bylaws of Mitcham Industries,
                           Inc. (1) (Exhibit 3.2)

         4.1    --         Copy of Specimen stock certificate evidencing Common
                           Stock of Mitcham Industries, Inc. (2) (Exhibit 4.1)

         9      --         Voting Agreement, dated September 20, 1993, between
                           the Company, Billy F. Mitcham, Jr. and certain shareholders (1) (Exhibit 9)

       * 10.1   --         Employment Agreement, dated January 15, 1997, between
                           the Company and Billy F. Mitcham, Jr. (4) (Exhibit
                           10.4)

         10.2   --         Exclusive Lease Referral Agreement, dated May 14,
                           1996, between the Company and Pelton Company, Inc.
                           (3) (Exhibit 10.1)

         10.3   --         First Amendment to the Exclusive Lease Referral
                           Agreement, dated January 1997, between the Company and Pelton (6) (Exhibit 10.17)

         10.4   --         Second Amendment to the Exclusive Lease Referral
                           Agreement between Mitcham Industries, Inc. and Pelton
                           Company, Inc., dated November 24, 1997 (6) (Exhibit
                           10.3)

         10.5   --         Exclusive Equipment Lease Agreement, effective
                           September 20, 1996, between the Company and SERCEL,
                           S.A. (3) (Exhibit 10.2)

         10.6   --         Commercial Representation Agreement, effective
                           September 20, 1996, between

                           Mitcham Canada Ltd., an Alberta corporation, and Georex, Inc. (3) (Exhibit 10.3)

         10.7   --         Amendment No. 1 to the Commercial Representation
                           Agreement between Mitcham Canada, Ltd. and Georex,
                           Inc., dated November 11, 1997 (6) (Exhibit 10.1)

         10.8   --         Exclusive Lease Representative and Distributor
                           Agreement between Mitcham Industries, Inc. and
                           StrucTec Systems, Inc., dated October 30, 1997 (6)
                           (Exhibit 10.2)

         10.9   --         Letter Loan Agreement between Mitcham Industries,
                           Inc. and Bank One, Texas, N.A., dated December 7,
                           1997 (6) (Exhibit 10.4)

         10.10  --         Promissory Note in the original principal amount of
                           $15,000,000, made payable to the order of Bank One,
                           Texas, N.A., dated December 8, 1997 (6) (Exhibit
                           10.5)

         10.11  --         Preferred Supplier Agreement between Mitcham
                           Industries, Inc. and Input/Output, Inc., dated June
                           30, 1998 (7) (Exhibit 10.1)

       * 10.12  --         1994 Stock Option Plan of Mitcham Industries, Inc.
                           (2) (Exhibit 10.9)

         10.13  --         1994 Non-Employee Director Stock Option Plan of
                           Mitcham Industries, Inc. (2) (Exhibit 10.12)

         10.14  --         Form of Mitcham Industries, Inc. customer lease
                           agreement (1) (Exhibit 10.20)

         10.15  --         1998 Stock Awards Plan of Mitcham Industries, Inc.
                           (8) (Exhibit A)

         21     --         Subsidiary of the Company (5) (Exhibit 11)

         23     --         Consent of Hein + Associates LLP

         27     --         Financial Data Schedule

         * Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form SB-2 (File No. 33-81164-D), filed with the SEC on July 5, 1994.
(2) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 2 to the Registration Statement on Form SB-2, filed with the SEC on November 9, 1994.
(3) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.
(4) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.
(5) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.
(6) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-40507), filed with the SEC on November 18, 1997.
(7) Incorporated by reference to the indicated exhibit number of the Company's Current Report on Form 8-K, filed with the SEC on July 15, 1998.
(8) Incorporated by reference to Exhibit A of the Company's proxy statement for the fiscal year ended January 31, 1998.

(b) REPORTS ON FORM 8-K

     On January 4, 2000, the Company filed a Form 8-K reporting the renewal of its exclusive leasing arrangement with Sercel under the Exclusive Equipment Lease Agreement entered into by the parties effective December 16, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 1ST DAY OF MAY, 2000.


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


                  Signature                             Title/Capacity           Date
                  ---------                             --------------           ----
            /s/ BILLY F. MITCHAM, JR.                Chairman of the Board,      May 1, 2000
--------------------------------------------         President and Chief
                  Billy F. Mitcham, Jr.              Executive Officer


             /s/ PAUL C. MITCHAM                     Vice President -            May 1, 2000
--------------------------------------------         Operations and Director
                  Paul C. Mitcham

                /s/ P. BLAKE DUPUIS                   Vice President -           May 1, 2000
--------------------------------------------          Finance, Secretary,
                  P. Blake Dupuis                     and Treasurer
(principal financial and accounting officer)

           /s/ WILLIAM J. SHEPPARD                    Vice President -           May 1, 2000
--------------------------------------------          International Operations
                William J. Sheppard                   and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                            ----

Independent Auditor's Report............................................................................... F-2

Consolidated Balance Sheets as of January 31, 1999 and 2000................................................ F-3

Consolidated Statements of Operations for the Years Ended
        January 31, 1998, 1999 and 2000.................................................................... F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
        for the Years Ended January 31, 1998, 1999 and 2000................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended
        January 31, 1998, 1999 and 2000.................................................................... F-6

Notes to Consolidated Financial Statements................................................................. F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiary as of January 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiary as of January 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
--------------------------------
HEIN + ASSOCIATES LLP

Houston, Texas
March 28, 2000

                            MITCHAM INDUSTRIES, INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                                                            JANUARY 31,
                                                                                                  ---------------------------------
                                                                                                       1999                 2000
                                                                                                  ------------         ------------
                                                      ASSETS
Current assets:
   Cash                                                                                           $  2,525,000         $  3,588,000
   Marketable securities, at market                                                                 17,335,000           13,811,000
   Accounts receivable, net of allowance for doubtful accounts of
      $1,625,000 and $843,000 at January 31, 1999 and 2000, respectively                             5,318,000            4,505,000
   Notes receivable                                                                                  2,357,000            1,183,000
   Inventory                                                                                         1,191,000            2,557,000
   Prepaid expenses and other current assets                                                            88,000              175,000
   Income taxes receivable                                                                                   -            2,795,000
   Deferred tax asset                                                                                  483,000              220,000
                                                                                                  ------------         ------------
         Total current assets                                                                       29,297,000           28,834,000

Seismic equipment lease pool, property and equipment                                                65,116,000           71,980,000
Accumulated depreciation of seismic equipment lease pool,
   property and equipment                                                                          (31,472,000)         (36,697,000)
Notes receivable                                                                                       205,000            1,100,000
Deferred tax asset                                                                                   4,028,000            2,488,000
                                                                                                  ------------         ------------
         Total assets                                                                             $ 67,174,000         $ 67,705,000
                                                                                                  ============         ============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $    668,000         $  5,927,000
   Customer deposits                                                                                   215,000              255,000
   Sales taxes payable                                                                                 228,000              150,000
   Accrued wages                                                                                       260,000              233,000
   Income taxes payable                                                                                817,000                    -
   Deferred revenue                                                                                    131,000              809,000
   Accrued expenses and other current liabilities                                                      103,000               56,000
                                                                                                  ------------         ------------
         Total current liabilities                                                                   2,422,000            7,430,000
Commitments and contingencies (Note 11)
Shareholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
      issued and outstanding                                                                                 -                    -
   Common stock, $.01 par value; 20,000,000 shares authorized;
      9,545,658 and 9,551,112 shares issued and outstanding,
      respectively                                                                                      95,000               96,000
   Additional paid-in capital                                                                       61,459,000           61,459,000
   Retained earnings (accumulated deficit)                                                           4,244,000             (620,000)
   Accumulated other comprehensive income                                                           (1,046,000)            (660,000)
                                                                                                  ------------         ------------
         Total shareholders' equity                                                                 64,752,000           60,275,000
                                                                                                  ------------         ------------
         Total liabilities and shareholders' equity                                               $ 67,174,000         $ 67,705,000
                                                                                                  ============         ============




                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                                YEARS ENDED JANUARY 31,
                                                                                    -----------------------------------------------
                                                                                        1998            1999                2000
                                                                                    ------------     ------------      ------------
Revenues:
   Short-term leasing                                                               $ 17,115,000     $ 17,626,000      $  6,509,000
   Lease/purchase activities:
      Leasing revenues                                                                 2,435,000        4,758,000           242,000
      Sales of equipment                                                              12,770,000       10,634,000                 -
   Sales of seismic equipment                                                          9,303,000        4,918,000         3,893,000
   Sales commissions                                                                     404,000                -                 -
                                                                                    ------------     ------------      ------------
         Total revenues                                                               42,027,000       37,936,000        10,644,000
                                                                                    ------------     ------------      ------------
Costs and expenses:
   Direct costs                                                                        1,007,000        1,576,000         1,378,000
   Cost of sales:
      Sales of seismic equipment under lease purchase
         agreements                                                                   12,163,000       11,578,000             3,000
      Other sales of seismic equipment                                                 8,334,000        3,689,000         2,283,000
   General and administrative                                                          3,166,000        4,944,000         3,891,000
   Provision for doubtful accounts                                                       842,000        1,705,000           575,000
   Provision for asset impairment                                                              -       15,082,000                 -
   Depreciation                                                                        6,590,000       12,356,000         9,847,000
                                                                                    ------------     ------------      ------------
         Total costs and expenses                                                     32,102,000       50,930,000        17,977,000
                                                                                    ------------     ------------      ------------
Operating income (loss)                                                                9,925,000      (12,994,000)       (7,333,000)
Other income (expense):
   Interest income (net of interest expense of approximately
      $143,000, $38,000 and $31,000, respectively)                                       340,000        1,002,000           675,000
   Other, net                                                                             74,000            6,000            (5,000)
                                                                                    ------------     ------------      ------------
        Total other income (expense)                                                     414,000        1,008,000           670,000
                                                                                    ------------     ------------      ------------
Income (loss) before income taxes                                                     10,339,000      (11,986,000)       (6,663,000)
Provision (benefit) for income taxes                                                   3,947,000       (3,460,000)       (1,799,000)
                                                                                    ------------     ------------      ------------
Net income (loss)                                                                   $  6,392,000     $ (8,526,000)     $ (4,864,000)
                                                                                    ============     ============      ============
Earnings (loss) per common share:
         Basic                                                                      $       0.87     $      (0.90)     $      (0.51)
         Diluted                                                                    $       0.83     $      (0.90)     $      (0.51)
Shares used in computing earnings per common share:
         Basic                                                                         7,307,000        9,502,000         9,550,000
         Dilutive effect of common stock equivalents                                     379,000                -                 -
                                                                                    ------------     ------------      ------------
         Diluted                                                                       7,686,000        9,502,000         9,550,000
                                                                                    ============     ============      ============




                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED JANUARY 31, 1998, 1999 AND 2000



                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                     ADDITIONAL       RETAINED    COMPREHENSIVE
                                              COMMON STOCK             PAID-IN         EARNINGS       INCOME
                                      ----------------------------                 (ACCUMULATED
                                         SHARES          AMOUNT       CAPITAL         DEFICIT)         (LOSS)         TOTAL
                                      ------------    ------------   ------------   ------------    ------------   ------------
Balances, January 31, 1997              4,475,000    $     45,000   $  8,819,000   $  6,378,000   $           -    $ 15,242,000
   Comprehensive income:
      Net income                                -               -              -      6,392,000               -       6,392,000
      Foreign currency translation              -               -              -              -          97,000          97,000
                                                                                                                   ------------
      Comprehensive income                                                                                            6,489,000
                                                                                                                   ------------
   Issuance of common stock, net
      of offering expenses              4,775,000          48,000     51,743,000              -               -      51,791,000
   Issuance of common stock upon
      exercise of warrants and
      options                             176,000           1,000        713,000              -               -         714,000
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balances, January 31, 1998              9,426,000          94,000     61,275,000     12,770,000          97,000      74,236,000
   Comprehensive loss:
      Net loss                                  -               -              -     (8,526,000)              -      (8,526,000)
      Foreign currency translation              -               -              -              -      (1,143,000)     (1,143,000)
                                                                                                                   ------------
      Comprehensive loss                                                                                             (9,669,000)
                                                                                                                   ------------
   Issuance of common stock upon
      exercise of warrants and
      options                             120,000           1,000        184,000              -               -         185,000
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balances, January 31, 1999              9,546,000          95,000     61,459,000      4,244,000      (1,046,000)     64,752,000
   Comprehensive loss:
      Net loss                                  -               -              -     (4,864,000)              -      (4,864,000)
      Foreign currency translation              -               -              -              -         386,000         386,000
                                                                                                                   ------------
      Comprehensive loss                                                                                             (4,478,000)
                                                                                                                   ------------
   Issuance of common stock upon
      exercise of warrants and
      options                               5,000           1,000              -              -               -           1,000
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balances, January 31, 2000              9,551,000    $     96,000   $ 61,459,000   $   (620,000)   $   (660,000)   $ 60,275,000
                                     ============    ============   ============   ============    ============    ============






                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             YEARS ENDED JANUARY 31,
                                                                  --------------------------------------------
                                                                      1998            1999            2000
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                               $  6,392,000    $ (8,526,000)   $ (4,864,000)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                                   6,590,000      12,356,000       9,847,000
      Provision for doubtful accounts, net of chargeoffs              (476,000)        601,000        (782,000)
      Provision for asset impairment                                         -      15,182,000               -
      Deferred income taxes                                            792,000      (6,850,000)              -
  Changes in:
      Inventory                                                       (469,000)     (1,228,000)        466,000
      Trade accounts receivable                                     (9,299,000)      6,033,000         228,000
      Federal income taxes, current                                   (478,000)      1,028,000      (1,810,000)
      Accounts payable, accrued expenses and other
       current liabilities                                             661,000      (8,382,000)      5,418,000
      Other, net                                                        41,000         166,000         (87,000)
                                                                  ------------    ------------    ------------
        Net cash provided by operating activities                    3,754,000      10,380,000       8,416,000
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of seismic equipment held for lease                   (34,511,000)    (32,488,000)    (12,581,000)
   Purchases of property and equipment                                (426,000)       (401,000)       (207,000)
   Sale (purchase) of marketable securities                        (20,009,000)      2,674,000       3,524,000
   Disposal of lease pool equipment                                 10,495,000      14,677,000       1,911,000
                                                                  ------------    ------------    ------------
         Net cash used in investing activities                     (44,451,000)    (15,538,000)     (7,353,000)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
   Payments on short-term borrowings                                  (999,000)              -               -
   Payments on long-term debt and capitalized lease obligations     (3,612,000)              -               -
   Proceeds from issuance of common stock upon exercise of
    warrants and options                                               714,000         185,000               -
   Proceeds from issuance of common stock, net of
    offering expenses                                               51,791,000               -               -
                                                                  ------------    ------------    ------------
        Net cash provided by financing activities                   47,894,000         185,000               -
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                      7,197,000      (4,973,000)      1,063,000
Cash, beginning of year                                                301,000       7,498,000       2,525,000
                                                                  ------------    ------------    ------------
Cash, end of year                                                 $  7,498,000    $  2,525,000    $  3,588,000
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

     Description of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 1999 and 2000 are for one year or less. Lease revenue is recognized ratably over the term of the lease.

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

     As of January 31, 1999 and 2000, approximately $7,600,000 and $0, respectively, was invested in preferred stocks, and the balance in government securities. Also, as of January 31, 1999 and 2000, the securities were classified as available-for-sale, and market value was approximately equal to the original cost.

     Inventory - Inventory consists primarily of used seismic equipment purchased in bulk liquidation sales as well as components used in the Company's seismic equipment repair

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     operations. Inventory is valued at the lower of cost or market using the average cost method.

     Seismic Equipment Lease Pool - Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which historically was seven years for channel boxes and 3 - 10 years for other peripheral equipment. In conjunction with the impairment analysis discussed in Note 15, the Company reevaluated depreciable lives and beginning in fiscal 2000, the Company depreciated newly acquired channel boxes over a five-year life and certain other peripheral equipment over 2 - 10 years (as discussed in Note 15).

     Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard requires certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on the application of SFAS No. 121, the Company recognized a $14.2 million pretax charge during fiscal 1999 related to its seismic equipment lease pool (see
     Note 15 for additional information). In addition, the Company recognized approximately $900,000 of pretax charges related to a lower of cost or market adjustment to certain seismic equipment assets classified as inventory.

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

     be cash equivalents.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     As discussed in Note 15, in fiscal 1999 an impairment loss was recognized in accordance with SFAS No. 121. It is reasonably possible that additional provisions for impairment losses could be recognized in the future.

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

     Reclassifications - Certain 1999 balances have been reclassified to conform with 2000 presentation. Such reclassifications had no effect on net income or comprehensive income.


2.   REVOLVING CREDIT FACILITY

     On December 8, 1999 the Company's revolving line of credit expired. In light of the fact that the Company's working capital balances significantly exceed its expected needs for future capital expenditures, the Company did not pursue negotiations to renew or extend the line of credit.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 1998, 1999 and 2000 are as follows:


                                                                  YEARS ENDED JANUARY 31,
                                                    ------------------------------------------------
                                                        1998              1999              2000
                                                    ------------      ------------      ------------
     Interest paid                                  $    143,000      $     38,000      $     31,000
     Taxes paid                                        3,526,000         2,297,055           500,000
     Purchase of marketable securities in
       accounts payable                                5,000,000                 -                 -
     Seismic equipment acquired in exchange
       for cancellation of accounts receivable                 -                 -           781,000
     Seismic equipment acquired in exchange
       for issuance of leasing credits                         -                 -         1,250,000

4.   NOTES RECEIVABLE

     Notes receivable consisted of $2,562,000 due from five customers and $2,283,000 due from four customers as of January 31, 1999 and 2000, respectively. These notes bear interest ranging from 9.5% - 12%. During fiscal 2000, the Company wrote off $316,000 of notes receivable and canceled $489,000 of notes receivable in exchange for seismic equipment. In addition, during fiscal 2000 the Company established two notes receivable totaling $400,000 related to sales of seismic equipment. The Company does not recognize interest income related to notes that were established to finance trade receivables. Interest will be recognized once all principal balances have been repaid.


5.   CONCENTRATIONS OF CREDIT RISK

     As of January 31, 1999 and 2000, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $5.3 million from four customers and $2.4 million from two customers, respectively.

     The Company maintains deposits with banks which exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit and has a money market account included in its cash balances which is not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   SEISMIC EQUIPMENT LEASE POOL, PROPERTY AND EQUIPMENT

     Seismic equipment lease pool, property and equipment consisted of the following as of:



                                                                    JANUARY 31,
                                                          -------------------------------
                                                              1999               2000
                                                          ------------       ------------

Remote signal conditioners (channel boxes)                $ 32,693,000       $ 33,284,000
Other peripheral equipment                                  30,921,000         37,027,000
                                                          ------------       ------------
  Seismic equipment lease pool                              63,614,000         70,311,000
                                                          ------------       ------------

Land                                                            25,000             25,000
Buildings and improvements                                     439,000            517,000
Furniture and fixtures                                         828,000            922,000
Autos and trucks                                               210,000            205,000
                                                          ------------       ------------
  Property and equipment                                     1,502,000          1,669,000
                                                          ------------       ------------

Seismic equipment lease pool, property and equipment        65,116,000         71,980,000
Less: accumulated depreciation                             (31,472,000)       (36,697,000)
                                                          ------------       ------------
                                                          $ 33,644,000       $ 35,283,000
                                                          ============       ============

7.   LEASES

     The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent the foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 1999 and 2000 that have not already been reflected on the accompanying consolidated financial statements.

     The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $477,000, $460,000 and $155,000 for the years ended January 31, 1998, 1999 and 2000, respectively.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES

     The components of income tax expense (benefit) were as follows:



                                                                          YEARS ENDED JANUARY 31,
                                                          ------------------------------------------------------
                                                              1998                  1999                 2000
                                                          -----------           -----------           -----------
        Current:
          Federal                                         $ 2,417,000           $ 3,102,000           $(3,604,000)
          Foreign                                             670,000               288,000                 2,000
          State                                                68,000                     -                     -
                                                          -----------           -----------           -----------
                                                            3,155,000             3,390,000            (3,602,000)
        Deferred                                              792,000            (6,850,000)            1,803,000
                                                          -----------           -----------           -----------
                                                          $ 3,947,000           $(3,460,000)          $(1,799,000)
                                                          ===========           ===========           ===========


     The components of the Company's deferred tax asset consisted of the following as of:


                                                                                              JANUARY 31,
                                                                                 -----------------------------------
                                                                                     1999                   2000
                                                                                 ------------           ------------
        Deferred tax assets:
          Allowance for doubtful accounts                                        $    553,000           $    289,000
          Canadian net operating loss carryforward                                    777,000              1,471,000
          Imputed interest carryforward                                               458,000                374,000
          Inventory valuation allowance                                               333,000                333,000
          Depreciation                                                              4,677,000              2,310,000
          AMT credit                                                                        -                802,000
          Other                                                                             -                 36,000
                                                                                 ------------           ------------
          Gross deferred tax assets                                                 6,798,000              5,615,000
          Valuation allowance                                                      (1,483,000)            (2,505,000)
                                                                                 ------------           ------------
                    Net assets                                                      5,315,000              3,110,000
        Deferred tax liabilities:
          Tax accounting change from cash basis to accrual
            basis                                                                    (804,000)              (402,000)
                                                                                 ------------           ------------
          Deferred tax asset, net                                                $  4,511,000           $  2,708,000
                                                                                 ============           ============

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





8.   INCOME TAXES (CONTINUED)

     The following is a reconciliation of expected to actual income tax expense (benefit):


                                                                                          YEARS ENDED JANUARY 31,
                                                                          -------------------------------------------------------
                                                                              1998                  1999                  2000
                                                                          -----------           -----------           -----------
     Federal income tax expense (benefit) at 34%                          $ 3,515,000           $(4,075,000)          $(2,265,000)
     State and foreign taxes                                                  277,000                     -                     -
     Non-taxable interest income                                                    -                     -              (227,000)
     Deferred benefit not currently recognized                                      -             1,483,000             1,022,000
     Nondeductible expenses                                                    47,000                16,000                16,000
     Prior year over accrual                                                        -              (600,000)             (639,000)
     Other                                                                    108,000              (284,000)              294,000
                                                                          -----------           -----------           -----------
                                                                          $ 3,947,000           $(3,460,000)          $(1,799,000)
                                                                          ===========           ===========           ===========


     The Company had Canadian net operating loss carryforwards of approximately $3,268,000 as of January 31, 2000. The Canadian net operating losses expire in various years through 2007.

     The Company recorded a valuation allowance of $1,483,000 as of January 31, 1999 and $2,505,000 as of January 31, 2000.


9.   SALES AND MAJOR CUSTOMERS

     A summary of the Company's revenues from foreign customers by geographic region is as follows:



                                                                                      YEARS ENDED JANUARY 31,
                                                                        -----------------------------------------------------
                                                                            1998                1999                 2000
                                                                        -----------          -----------          -----------
     Canada                                                              $ 8,064,000          $ 7,138,000          $ 4,538,000
     UK/Europe                                                             4,172,000            3,673,000            2,144,000
     Mexico                                                                  940,000            2,121,000                8,000
     South America                                                         2,842,000            6,819,000              678,000
     Asia                                                                    919,000              915,000              107,000
     Other                                                                   160,000                    -               36,000
                                                                         -----------          -----------          -----------
        Totals                                                           $17,097,000          $20,666,000          $ 7,511,000
                                                                         ===========          ===========          ===========


     Two customers represented approximately 20% and 17%, respectively, of fiscal 1998 total revenues, and one customer represented approximately 36% of fiscal 1999 total revenues. Three customers represented approximately 17%, 12% and 10% of fiscal 2000 total revenues. No other customer exceeded 10% of revenues for fiscal 1998, 1999 and 2000.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  SHAREHOLDERS' EQUITY

     The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 1999 and 2000. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,545,658 and 9,551,112 are issued and outstanding as of January 31, 1999 and 2000, respectively. During March and December 1997, the Company consummated public offerings of its common stock, as more fully discussed in Note 14, in which it sold to underwriters an aggregate of 4,775,000 shares of common stock.

     The Company issued warrants to various shareholders during fiscal 1995 to acquire 49,500 shares of the Company's common stock at $5.00 per share. The number of shares and exercise price of the warrants were adjusted to 63,953 and $3.87, respectively, during fiscal 1996 as a result of the anti-dilution provisions of the warrants. At January 31, 1999, 40,711 of these warrants remained unexercised. During fiscal 2000, all of the outstanding warrants were exercised on a cashless basis.

     In July 1995, the Company issued warrants to acquire 35,000 shares of its common stock to a public relations firm engaged by the Company. The warrants are exercisable at $3.50 per share for a period of five years from their issuance, and 15,000 remain unexercised at January 31, 1999 and 2000.

     In August 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock for $6.43 per share (the "August 1996 Warrants"), exercisable beginning August 1997 for a period of four years thereafter. Of this amount, warrants to acquire 40,000 shares are unexercised at January 31, 1999 and 2000. In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share (the "December 1996 Warrants"), exercisable beginning December 14, 1997 for a period of five years. As of January 31, 1999 and 2000, none of the December 1996 Warrants have been exercised. In October 1997, in exchange for services rendered in connection with the Company's secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share (the "1997 Warrants"), exercisable beginning October 28, 1998 for a period of five years thereafter; all 25,000 remain unexercised at January 31, 1999 and 2000. As of January 31, 2000, the exercise prices of the December 1996 Warrants and the 1997 Warrants were $3.56 per share, a result of the anti-dilution provisions of those warrants.

     Warrants to acquire 200,000 shares of the Company's common stock were issued to underwriters in connection with the Company's secondary offering in March 1997. The

                           MITCHAM INDUSTRIES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



10.    SHAREHOLDERS' EQUITY (continued)

       warrants are exercisable at $8.40 per share for a period of two years from their issuance. At January 31, 1999, 55,000 remained unexercised. During fiscal 2000, the remaining balance of unexercised warrants outstanding expired.


11.    COMMITMENTS AND CONTINGENCIES

       Sercel Lease Agreement - Effective December 16, 1999, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Exclusive Equipment Lease Agreement (the "Sercel Lease Agreement"). The Sercel Lease Agreement replaces the parties' former Exclusive Equipment Lease Agreement (the "Former Agreement") that was entered into in September 1996, under which the Company had completely fulfilled its purchase obligations. With the exception of a different minimum purchase requirement for the Company, the Sercel Lease Agreement is substantially similar to the Former Agreement. Under the Sercel Lease Agreement, the Company agreed to purchase a total of six 408UL 3-D data acquisition systems with at least 600 channels in stated increments over a three-year term. Under the agreement, the Company acts as Sercel's exclusive third-party worldwide short-term leasing representative and Sercel will refer to the Company all requests it receives to lease Sercel 3-D data acquisition equipment and other field equipment, through December 31, 2002.

       Legal Proceedings - On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Defendants filed a motion to dismiss the CAC. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On December 14, 1999, Plaintiffs served discovery on Defendants. On January 28, 2000, Defendants filed a motion to dismiss

                           MITCHAM INDUSTRIES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS




11.    COMMITMENTS AND CONTINGENCIES  (continued)

       the SCAC. On February 4, 2000, the Court agreed with Defendants that Plaintiffs' discovery was improper because, under the Reform Act, discovery is stayed until the Court sustains the sufficiency of the SCAC. On February 28, 2000, the Plaintiffs filed an opposition to Defendants' motions to dismiss, and on March 15, 2000, Defendants filed their reply. The Company awaits the Court's ruling.

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


12.    STOCK OPTION PLANS

       The Company's stock option plans consist of the 1994 Stock Option Plan, the 1998 Stock Awards Plan and the 1994 Non-Employee Director Plan. Under the 1994 Stock Option Plan, options to purchase a maximum of 350,000 shares of common stock may be issued to officers, employee directors, key employees and consultants of the Company. The plan provides both for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code"), as well as options that do not so qualify. As of January 31, 2000, 349,700 options authorized for issuance have been granted.

                           MITCHAM INDUSTRIES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS




12.    STOCK OPTION PLANS  (continued)

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

       As of January 31, 2000, options to purchase an aggregate of 191,700 shares of common stock are issued and outstanding under the 1994 Stock Option Plan, 67,250 of which are exercisable at a price of $5.00 per share, 30,000 of which are exercisable at $3.29 per share, 30,000 of which are exercisable at $5.75 per share, 49,450 of which are exercisable at $22.00 per share and 15,000 of which are exercisable at $5.38 per share. As of January 31, 2000, options to purchase an aggregate of 348,500 shares of common stock are issued and outstanding under the 1998 Stock Awards Plan, 60,000 of which are exercisable at a price of $7.38 per share and 290,000 of which are exercisable at $3.56 per share.

       The Company has a non-employee director stock option plan (the "Director Plan") which provides for the grant of options that do not qualify as "incentive stock options" under the Code. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase 5,000 shares of common stock are granted to each non-employee director upon his election to the Board and every year thereafter so long as he is re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire 10 years after the date of the grant. As of January 31, 2000, options to purchase an aggregate of 29,000 shares of common stock are issued and outstanding under the Director Plan, 1,000 of which are exercisable at $2.88 per share, 2,000 of which are exercisable at $3.13 per share, 10,000 of which are exercisable at $4.06 per

                           MITCHAM INDUSTRIES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS




12.    STOCK OPTION PLANS  (continued)

       share, 3,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 3,000 of which are exercisable at $11.13 per share.

       Activity in the 1994 Stock Option Plan, 1998 Stock Awards Plan and Director Plan for the years ended January 31, 1998, 1999 and 2000 was as follows:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                   Number of           Price
                                                    Shares           Per Share
                                                   ----------       ----------
       Outstanding, January 31, 1997                 293,750        $    4.73
             Exercised                               (89,120)            4.68
             Granted                                  67,750            21.52
             Expired                                    (500)            3.29
                                                   ---------        ---------
       Outstanding, January 31, 1998                 271,880             8.91
             Exercised                               (41,000)            4.31
             Granted                                  85,000             7.45
             Expired                                 (15,300)           22.00
                                                   ---------        ---------
       Outstanding, January 31, 1999                 300,580        $    8.46
             Exercised                                     -
             Granted                                 300,000             3.58
             Expired                                 (31,380)            4.93
                                                   ---------        ---------
       Outstanding, January 31, 2000                 569,200        $    6.08
                                                   =========        =========


       As of January 31, 2000, options to acquire 230,700 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $9.10 per share.

       The remaining options, which have a weighted average exercise price of $4.03 per share, will vest over the next three fiscal years. If not previously exercised, options outstanding at January 31, 2000 will expire as follows: 67,250 options expire on May 9, 2004; 1,000 options expire on March 16, 2005; 2,000 options expire on June 8, 2005; 30,000 options expire on December 4, 2005; 3,000 options expire on June 12, 2006; 30,000 options expire on August 14, 2006; 3,000 options expire on June 11, 2007; 49,450 options expire on October 3, 2007; 10,000 options expire on July 9, 2008; 15,000 options expire on August 31, 2008; 60,000 options expire on September 29, 2008; 288,500 options expire on February 23, 2009 and 10,000 options expire on July 23, 2009.

                           MITCHAM INDUSTRIES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS





12.    STOCK OPTION PLANS  (continued)

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


                                                                                YEARS ENDED JANUARY 31,
                                                                 ------------------------------------------------------
                                                                      1998               1999               2000
                                                                 ----------------   ----------------   ----------------
                 Net income (loss)
                       As reported                               $    6,392,000     $   (8,526,000)    $   (4,864,000)
                       Pro forma                                      6,011,000         (9,177,000)        (5,238,000)
                 Net income (loss) per common share (basic)
                       As reported                               $          .87     $         (.90)    $         (.51)
                       Pro forma                                            .82               (.97)              (.55)

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 4.5% to 7%; volatility of 59%, 66% and 62% for 1998, 1999 and 2000, respectively; no assumed dividend yield; and expected lives of 5 years.


13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of trade receivables, marketable securities, notes receivable and payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value due to the short maturity of these instruments.


14.    PUBLIC OFFERINGS OF COMMON STOCK

       During March 1997, the Company completed a public offering of a total of 3,450,000 shares of its common stock, of which 2,875,000 shares were sold by the Company and 575,000 shares were sold by the selling shareholders. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions and estimated expenses of the offering) were approximately $18.2 million.

                           MITCHAM INDUSTRIES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS




14.    PUBLIC OFFERINGS OF COMMON STOCK (continued)

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


15.    PROVISION FOR ASSET IMPAIRMENT

       During the fiscal year ended January 31, 1999, the Company recorded a pretax asset impairment charge of $15.1 million. Included in this charge was a $900,000 lower of cost or market adjustment related to certain seismic equipment assets classified as inventory. The non-cash asset impairment charge was recorded in accordance with SFAS No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry downturn was such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's seismic equipment lease pool and inventory assets was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote down those assets to their estimated fair market value based on discounted cash flows using an effective rate of 8.0%. Undiscounted future net cash flows were calculated based on individual types of seismic equipment using projected future utilization and lease rates over the estimated remaining useful lives of the assets. The Company's seismic equipment assets have been historically depreciated over 3-10 years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121. There was no such charge in fiscal 2000.


16.    SUBSEQUENT EVENT

       Stock Repurchase Program - Subsequent to January 31, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company expects the repurchases to take place from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant. The Company has repurchased 236,000 shares of its common stock at an average price of $4.84 per share.

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Mitcham Industries, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated March 28, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ HEIN + ASSOCIATES LLP
-------------------------------
HEIN + ASSOCIATES LLP

Houston, Texas
March 28, 2000

                                  SCHEDULE II

                            MITCHAM INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


       COL. A                        COL. B                COL. C(1)              COL. D                COL. E
---------------------        -------------------     --------------------      ---------------       -------------
                                  BALANCE AT         ADDITIONS CHARGED TO       DEDUCTIONS -           BALANCE AT
    DESCRIPTION              BEGINNING OF PERIOD      COSTS AND EXPENSES          DESCRIBE           END OF PERIOD
---------------------        -------------------     --------------------      ---------------       -------------
January 31, 1998
   Allowance for
    doubtful accounts          $   1,500,000           $     842,000           $  1,318,000(A)       $   1,024,000

January 31, 1999
   Allowance for
    doubtful accounts          $   1,024,000           $   1,705,000           $  1,104,000(A)       $   1,625,000

January 31, 2000
   Allowance for
    doubtful accounts          $   1,625,000           $     575,000           $  1,357,000(A)       $     843,000

----------------------
(A) Represents recoveries and uncollectible accounts written off.

Note: Column C(2) has been omitted, as all answers would be "none."

                               INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                               DESCRIPTION
-----------                            -----------
   3.1   --      Amended and Restated Articles of Incorporation of Mitcham
                 Industries, Inc. (1) (Exhibit 3.1)

   3.2   --      Amended and Restated Bylaws of Mitcham Industries, Inc. (1)
                 (Exhibit 3.2)

   4.1   --      Copy of Specimen stock certificate evidencing Common Stock of
                 Mitcham Industries, Inc. (2) (Exhibit 4.1)

   9     --      Voting Agreement, dated September 20, 1993, between the
                 Company, Billy F. Mitcham, Jr. and certain shareholders (1)
                 (Exhibit 9)

* 10.1   --      Employment Agreement, dated January 15, 1997, between the
                 Company and Billy F. Mitcham, Jr. (4) (Exhibit 10.4)

  10.2   --      Exclusive Lease Referral Agreement, dated May 14, 1996,
                 between the Company and Pelton Company, Inc. (3) (Exhibit 10.1)

  10.3   --      First Amendment to the Exclusive Lease Referral Agreement,
                 dated January 1997, between the Company and Pelton (6)
                 (Exhibit 10.17)

  10.4   --      Second Amendment to the Exclusive Lease Referral Agreement
                 between Mitcham Industries, Inc. and Pelton Company, Inc., dated November 24, 1997 (6) (Exhibit 10.3)

  10.5   --      Exclusive Equipment Lease Agreement, effective September 20,
                 1996, between the Company and SERCEL, S.A. (3) (Exhibit 10.2)

  10.6   --      Commercial Representation Agreement, effective September 20,
                 1996, between Mitcham Canada Ltd., an Alberta corporation, and
                 Georex, Inc. (3) (Exhibit 10.3)

  10.7   --      Amendment No. 1 to the Commercial Representation Agreement
                 between Mitcham Canada, Ltd. and Georex, Inc., dated November
                 11, 1997 (6) (Exhibit 10.1)

  10.8   --      Exclusive Lease Representative and Distributor Agreement
                 between Mitcham Industries, Inc. and StrucTec Systems, Inc., dated October 30, 1997 (6) (Exhibit 10.2)

  10.9   --      Letter Loan Agreement between Mitcham Industries, Inc. and
                 Bank One, Texas, N.A., dated December 7,1997 (6) (Exhibit 10.4)

  10.10  --      Promissory Note in the original principal amount of
                 $15,000,000, made payable to the order of Bank One, Texas,
                 N.A., dated December 8, 1997 (6) (Exhibit 10.5)

  10.11  --      Preferred Supplier Agreement between Mitcham Industries, Inc.
                 and Input/Output, Inc., dated June 30, 1998 (7) (Exhibit 10.1)

* 10.12  --      1994 Stock Option Plan of Mitcham Industries, Inc. (2)
                 (Exhibit 10.9)

  10.13  --      1994 Non-Employee Director Stock Option Plan of Mitcham
                 Industries, Inc. (2) (Exhibit 10.12)

  10.14  --      Form of Mitcham Industries, Inc. customer lease agreement (1)
                 (Exhibit 10.20)

  10.15  --      1998 Stock Awards Plan of Mitcham Industries, Inc. (8)
                 (Exhibit A)

  21     --      Subsidiary of the Company (5) (Exhibit 11)

  23     --      Consent of Hein + Associates LLP

  27     --      Financial Data Schedule

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

(3) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-10555), filed with the SEC on October 30, 1996.

(4) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.

(5) Incorporated by reference to the indicated exhibit number of the Company's Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 31, 1997.

(6) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-3 (File No. 333-40507), filed with the SEC on November 18, 1997.

(7) Incorporated by reference to the indicated exhibit number of the Company's Current Report on Form 8-K, filed with the SEC on July 15, 1998.

(8) Incorporated by reference to Exhibit A of the Company's proxy statement for the fiscal year ended January 31, 1998.


(b) REPORTS ON FORM 8-K

     On January 4, 2000, the Company filed a Form 8-K reporting the renewal of its exclusive leasing arrangement with Sercel under the Exclusive Equipment Lease Agreement entered into by the parties effective December 16, 1999.