Form 10-Q
period 2000-04-30
MITCHAM INDUSTRIES INC
filed 2000-06-14
CIK 926423

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

              FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 000-25142

                 ===============================================

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

                                 (936) 291-2277
              (Registrant's telephone number, including area code)

================================================================================

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,226,712 shares of Common Stock, $0.01 par value, were outstanding as of June 7, 2000.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets ............................   3
              Condensed Consolidated Statements of Operations ..................   4
              Condensed Consolidated Statements of Cash Flows ..................   5
              Notes to Condensed Consolidated Financial Statements .............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .............................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............   8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................  12

Item 6.  Exhibits and Reports on Form 8-K ......................................  12

         Signatures ............................................................  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             April 30,        January 31,
                                      ASSETS                                   2000              2000
                                      ------                               ------------      ------------
                                                                           (Unaudited)
CURRENT ASSETS:
    Cash                                                                   $      1,993      $      3,588
    Marketable securities, at market                                             11,940            13,811
    Accounts receivable, net                                                      3,865             4,505
    Notes receivable                                                              2,293             1,183
    Inventory                                                                     2,552             2,557
    Income tax receivable                                                         3,415             2,795
    Deferred tax asset                                                              335               220
    Prepaid expenses and other current assets                                       444               175
                                                                           ------------      ------------
       Total current assets                                                      26,837            28,834
Seismic equipment lease pool, property and equipment                             71,142            71,980
Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                                    (38,453)          (36,697)
Notes receivable                                                                     --             1,100
Deferred tax asset                                                                2,046             2,488
                                                                           ------------      ------------
         Total assets                                                      $     61,572      $     67,705
                                                                           ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                       $      1,853      $      5,927
    Deferred revenue                                                                857               809
    Accrued liabilities and other current liabilities                               850               694
                                                                           ------------      ------------
         Total current liabilities                                                3,560             7,430

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                                  --                --
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,551,112 and 9,551,112 shares, respectively, issued                         96                96
    Additional paid-in capital                                                   61,459            61,459
    Treasury stock, at cost                                                      (1,160)               --
    Accumulated deficit                                                          (1,413)             (620)
    Cumulative translation adjustment                                              (970)             (660)
                                                                           ------------      ------------
         Total shareholders' equity                                              58,012            60,275
                                                                           ------------      ------------
         Total liabilities and shareholders' equity                        $     61,572      $     67,705
                                                                           ============      ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 APRIL 30,
                                                       -----------------------------
                                                          2000               1999
                                                       ------------     ------------
REVENUES:
    Short-term leasing                                 $      2,956     $      1,298
    Leasing under lease/purchase agreements                      26              184
    Other equipment sales                                     1,126              163
                                                       ------------     ------------
         Total revenues                                       4,108            1,645

COSTS AND EXPENSES:
    Direct costs                                                519              195
    Cost of other equipment sales                               836              109
    General and administrative                                  923            1,004
    Provision for doubtful accounts                              50               50
    Depreciation                                              3,060            2,251
                                                       ------------     ------------
         Total costs and expenses                             5,388            3,609
                                                       ------------     ------------

OPERATING LOSS                                               (1,280)          (1,964)

Other income - net                                              160              142
                                                       ------------     ------------

LOSS BEFORE INCOME TAXES                                     (1,120)          (1,822)
BENEFIT FOR INCOME TAXES                                       (327)            (580)
                                                       ------------     ------------
NET LOSS                                               $       (793)    $     (1,242)
                                                       ============     ============

Loss per common share
     Basic                                             $       (.08)    $       (.13)
     Diluted                                           $       (.08)    $       (.13)
                                                       ============     ============

Shares used in computing loss per common share
     Basic                                                9,443,000        9,546,000
     Dilutive effect of common stock equivalents                 --               --
                                                       ------------     ------------
     Diluted                                              9,443,000        9,546,000
                                                       ============     ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $       (793)     $     (1,242)
Adjustments to reconcile net loss to net cash flows
     provided by (used in) operating activities:
         Depreciation                                                             3,060             2,251
         Provision for doubtful accounts, net of charge offs                         50               (91)
         Inventory                                                                  (45)                2
         Accounts receivable                                                        579             2,082
         Federal income taxes                                                      (292)           (1,074)
         Accounts payable and other current liabilities                          (3,871)             (346)
         Other assets                                                              (269)              (56)
                                                                           ------------      ------------
              Net cash provided by (used in) operating activities                (1,581)            1,526

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                               (1,326)           (1,570)
     Purchases of property and equipment                                            (63)              (26)
     Sale (purchase) of marketable securities, net                                1,872            (1,100)
     Disposal of lease pool equipment                                               663               106
                                                                           ------------      ------------
         Net cash provided by (used in) investing activities                      1,146            (2,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                                 (1,160)               --
                                                                           ------------      ------------
         Net cash used in financing activities                                   (1,160)               --

NET DECREASE IN CASH                                                             (1,595)           (1,064)
CASH, BEGINNING OF PERIOD                                                         3,588             2,525
                                                                           ------------      ------------
CASH, END OF PERIOD                                                        $      1,993      $      1,461
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                          $         --      $          9
         Income taxes                                                      $         --      $        500
                                                                           ============      ============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2000; the results of operations for the three months ended April 30, 2000 and 1999; and cash flows for the three months ended April 30, 2000 and 1999 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2001.

2.       COMMITMENTS AND CONTINGENCIES

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

3.       TREASURY STOCK

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company has repurchased 240,100 shares of its common stock at an average price of $4.83 per share as of April 30, 2000 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

4.       RECLASSIFICATIONS

         Certain 1999 amounts have been reclassified to conform to 2000 presentation.


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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at April 30, 2000 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2000 and 1999

         For the first quarter ended April 30, 2000 total revenues increased 150% to $4.1 million from $1.6 million in the corresponding period of the prior year. This increase is attributable to a higher demand for rental equipment as evidenced by the nearly $1.7 million increase in leasing revenues as well as a $963,000 increase in sales of seismic equipment as compared to prior year. The prior year revenues for the comparable quarter reflect a significant decrease in all categories of revenues as compared to historical levels in the Company's first quarter as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended April 30, 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts. The current quarter's other equipment sales generated a gross margin of 26% as compared to 33% for the quarter ended April 30, 1999. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses decreased $81,000 from the corresponding prior year period primarily due to a decrease in legal and accounting fees, partially offset by an increase in insurance and investor relations expenses. Additionally, the prior year's general and administrative expenses included expenses related to a Texas sales tax audit.

         Depreciation expense for the quarter ended April 30, 2000 increased $809,000, or 36%, to $3.1 million from $2.3 million for the same period last year. The increase is primarily the result of a larger seismic equipment lease pool, on a cost basis, as compared to April 30, 1999. Additionally, the Company has sold older, more fully depreciated seismic equipment during the past year and replaced it with newer equipment, thus increasing depreciation expense. The Company's seismic equipment lease pool increased $1.0 million, on a cost basis, to $64.6 million at April 30, 2000, from $63.6 million at April 30, 1999.

         The Company recorded a net loss for the first quarter ended April 30, 2000 in the amount of $793,000, compared to a net loss of $1,242,000 for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2000, the Company had net working capital of approximately $23.3 million as compared to net working capital of $21.4 million at January 31, 2000. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash used in operating activities for the quarter ended April 30, 2000 was $1.6 million, as compared to net cash provided by operating activities of $1.5 million for the quarter ended April 30, 1999.

         At April 30, 2000, the Company had trade accounts receivable of $1.1 million that were more than 90 days past due. As of April 30, 2000, the Company's allowance for doubtful accounts was approximately $0.9 million, which management believes is sufficient to cover any losses in its trade accounts receivable, including any losses in its international customers' trade accounts.

         Capital expenditures for the quarter ended April 30, 2000 totaled approximately $1.4 million compared to capital expenditures of $1.6 million for the corresponding period in the prior year. During the quarter ended April 30, 2000, the Company repurchased 240,100 shares of its common stock for an aggregate cost of $1,160,000, or $4.83 per share. Management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.


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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Part II, Item
1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange

Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for the Company's services and predicted improvement in energy industry and seismic service industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Quarterly Report on Form 10-Q.

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

LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT THE COMPANY

     The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. In the fiscal year ended January 31, 2000, the single largest customer accounted for approximately 17% of the Company's total revenues. Because the Company's customer base is relatively small, the loss of one or more customers for any reason could adversely affect the Company's results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $7.1 million of customer accounts and notes receivable at April 30, 2000, of which $1.1 million is over ninety days past-due. At April 30, 2000, the Company has an allowance of $893,000 to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

DEPENDENCE ON KEY SUPPLIERS

     The Company has and continues to rely on purchase agreements with Sercel and Pelton Company, Inc. To a lesser extent, the Company also relies on its suppliers for lease referrals. The termination of these agreements for any reason could materially adversely affect the Company's business. Any difficulty in obtaining seismic equipment from suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K, dated February 14, 2000, related to its stock repurchase program, as announced in an attached press release, also dated February 14, 2000.

     (b)  EXHIBITS

          11 - Statement Re Computation of Loss Per Share

          27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MITCHAM INDUSTRIES, INC.




Date:  June 14, 2000                      /s/ P. BLAKE DUPUIS
                                          ---------------------------------
                                          P. BLAKE DUPUIS,
                                          CHIEF FINANCIAL OFFICER
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                          ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
  11 -    Statement Re Computation of Loss Per Share

  27 -    Financial Data Schedule