Form 10-Q
period 2000-07-31
MITCHAM INDUSTRIES INC
filed 2000-09-14
CIK 926423

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

                   FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142
            --------------------------------------------------------

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

                                 (936) 291-2277
              (Registrant's telephone number, including area code)
            --------------------------------------------------------


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,001,912 shares of Common Stock, $0.01 par value, were outstanding as of September 11, 2000.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                                  PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets....................................   3
                    Condensed Consolidated Statements of Operations..........................   4
                    Condensed Consolidated Statements of Cash Flows..........................   5
                    Notes to Condensed Consolidated Financial Statements.....................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................   9

                                  PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................................  12

Item 4.     Submission of Matters to a Vote of Security Holders..............................  13

Item 6.     Exhibits and Reports on Form 8-K.................................................  13

            Signatures.......................................................................  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                          July 31,      January 31,
                                                   ASSETS                                   2000            2000
                                                   ------                               -----------     -----------
                                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                                                 $   1,268       $   3,588
    Marketable securities, at market                                                        11,899          13,811
    Accounts receivable, net                                                                 2,709           4,505
    Notes receivable                                                                         1,614           1,183
    Inventory                                                                                2,676           2,557
    Income tax receivable                                                                    3,418           2,795
    Deferred tax asset                                                                         335             220
    Prepaid expenses and other current assets                                                  482             175
                                                                                         ---------       ---------
       Total current assets                                                                 24,401          28,834
Seismic equipment lease pool, property and equipment                                        72,227          71,980
Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                                               (40,521)        (36,697)
Notes receivable                                                                               775           1,100
Deferred tax asset                                                                           2,046           2,488
                                                                                         ---------       ---------
         Total assets                                                                    $  58,928       $  67,705
                                                                                         =========       =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                     $   2,202       $   5,927
    Deferred revenue                                                                           724             809
    Accrued liabilities and other current liabilities                                          579             694
                                                                                         ---------       ---------
         Total current liabilities                                                           3,505           7,430

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                                              -               -
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,551,112 and 9,551,112 shares, respectively, issued                                    96              96
    Additional paid-in capital                                                              61,459          61,459
    Treasury stock, at cost                                                                 (2,738)              -
    Accumulated deficit                                                                     (2,363)           (620)
    Cumulative translation adjustment                                                       (1,031)           (660)
                                                                                         ---------       ---------
         Total shareholders' equity                                                         55,423          60,275
                                                                                         ---------       ---------
         Total liabilities and shareholders' equity                                      $  58,928       $  67,705
                                                                                         =========       =========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JULY 31,                        JULY 31,
                                                           -------------------------        -------------------------
                                                              2000           1999             2000            1999
                                                           ---------       ---------        ---------       ---------
REVENUES:
Short-term leasing                                         $   2,232       $     431        $   5,188       $   1,729
Leasing under lease/purchase agreements                          342              18              368             202
Other equipment sales                                          1,623             176            2,749             339
                                                           ---------       ---------        ---------       ---------
         Total revenues                                        4,197             625            8,305           2,270

COSTS AND EXPENSES:
Direct costs                                                     256             207              775             314
Cost of other equipment sales                                    970               1            1,806             110
General and administrative                                     1,120             858            2,043           1,950
Provision for doubtful accounts                                   25              75               75             125
Depreciation                                                   2,932           2,347            5,992           4,598
                                                           ---------       ---------        ---------       ---------
         Total costs and expenses                              5,303           3,488           10,691           7,097
                                                           ---------       ---------        ---------       ---------

OPERATING LOSS                                                (1,106)         (2,863)          (2,386)         (4,827)

Other income - net                                               156             168              316             310
                                                           ---------       ---------        ---------       ---------

LOSS BEFORE INCOME TAXES                                        (950)         (2,695)          (2,070)         (4,517)
BENEFIT FOR INCOME TAXES                                           -            (603)            (327)         (1,183)
                                                           ---------       ---------        ---------       ---------
NET LOSS                                                   $    (950)      $  (2,092)      $   (1,743)     $   (3,334)
                                                           =========       =========        =========       ==========

Loss per common share:
     Basic                                                 $   (0.10)      $   (0.22)       $   (0.19)      $   (0.35)
     Diluted                                               $   (0.10)      $   (0.22)       $   (0.19)      $   (0.35)
                                                           =========       =========        =========       =========

Shares used in computing loss per common share:
     Basic                                                 9,191,000       9,551,000        9,315,000       9,550,000
     Dilutive effect of common stock equivalents                   -               -                -               -
                                                           ---------       ---------        ---------       ---------
     Diluted                                               9,191,000       9,551,000        9,315,000       9,550,000
                                                           =========       =========        =========       =========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JULY 31,
                                                                                 --------------------------
                                                                                    2000             1999
                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (1,743)       $  (3,334)
Adjustments to reconcile net loss to net cash flows
     provided by operating activities:
         Depreciation                                                                5,992           4,598
         Provision for doubtful accounts, net of charge offs                            74            (591)
         Inventory                                                                    (238)            (55)
         Accounts receivable                                                         1,460           4,327
         Federal income taxes                                                         (295)         (1,695)
         Accounts payable and other current liabilities                             (3,799)           (593)
         Other assets                                                                 (286)           (108)
                                                                                 ---------         -------
              Net cash provided by operating activities                              1,165           2,549

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                                  (3,809)         (1,915)
     Purchases of property and equipment                                              (131)            (91)
     Sale (purchase) of marketable securities, net                                   1,912            (851)
     Disposal of seismic equipment lease pool, property and equipment                1,281              67
                                                                                 ---------         -------
         Net cash used in investing activities                                        (747)         (2,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                                    (2,738)              -
                                                                                ----------       ---------
         Net cash used in financing activities                                      (2,738)              -

NET DECREASE IN CASH                                                                (2,320)           (241)
CASH, BEGINNING OF PERIOD                                                            3,588           2,525
                                                                                 ---------       ---------
CASH, END OF PERIOD                                                              $   1,268         $ 2,284
                                                                                 =========         =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                                $       -         $    10
         Income taxes                                                            $       -         $   500
                                                                                 =========         =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2000; the results of operations for the three and six months ended July 31, 2000 and 1999; and cash flows for the six months ended July 31, 2000 and 1999 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2001.

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

3.       TREASURY STOCK

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company has repurchased 525,400 shares of its common stock at an average price of $5.21 per share as of July 31, 2000 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at July 31, 2000 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

For the three months ended July 31, 2000 and 1999

         For the quarter ended July 31, 2000, total revenues increased by $3.6 million to $4.2 million from $625,000 in the corresponding period of the prior year. Approximately $0.5 million of lease revenue is related to rentals of equipment during the prior two quarters which had not been recorded pending collection. These funds were collected in June. This quarter's results reflect a significant increase in all categories of revenues compared to total revenues for the same period of the prior year, mainly a reflection of the increased seismic activity worldwide.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended July 31, 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts. During the quarter ended July 31, 2000, other equipment sales generated a gross margin of 40% as compared to 99% for the same period in 1999. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $262,000 from the corresponding prior year period primarily due to an increase in advertising, convention, travel and business promotion expenses partially offset by a decrease in investor relations expenses. Additionally, the Company incurred personnel and related costs during 2000 associated with international marketing efforts.

         Depreciation expense for the quarter ended July 31, 2000 increased by $585,000, or 25%, to $2.9 million from $2.3 million for the same period last year. The increase is primarily the result of capital additions to the seismic equipment lease pool during the past year.

         The Company recorded a net loss for the quarter ended July 31, 2000 in the amount of $950,000 compared to a net loss of $2,092,000 for the same period of the previous year.

For the six months ended July 31, 2000 and 1999

         For the six months ended July 31, 2000, total revenues increased by $6.0 million to $8.3 million from $2.3 million in the corresponding period of the prior year. Approximately $0.5 million of lease revenue is related to rentals of equipment that occurred prior to the quarter ended July 31, 2000, which had not been recorded pending collection. Of this amount, approximately $0.3 million relates to rentals during the prior fiscal year. These funds were collected in June. Year to date revenues through July 31, 2000 reflects a significant increase in all categories of revenues compared to total revenues for the same period of the prior year, mainly a reflection of the increased seismic activity worldwide.

         Equipment sales and leasing revenues under lease/purchase agreements during the six months ended July 31, 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts.

         During the six months ended July 31, 2000, other equipment sales generated a gross margin of 34% as compared to 68% for the same period in 1999. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $93,000 from the corresponding prior year period primarily due to personnel and related costs associated with international marketing efforts, an increase in convention, travel and business promotion expenses, partially offset by a decrease in legal and accounting fees.

         Depreciation expense for the six months ended July 31, 2000 increased by $1.4 million, or 30%, to $6.0 million from $4.6 million for the same period last year. The increase is primarily the result of a larger seismic equipment lease pool, on a cost basis, as compared to July 31, 1999. Additionally, the Company has sold older, more fully depreciated seismic equipment during the past year and replaced it with newer equipment, thus increasing depreciation expense. The Company's seismic equipment lease pool increased by $7.2 million, on a cost basis, to $70.5 million at July 31, 2000, from $63.3 million at July 31, 1999.

         The Company recorded a net loss for the six months ended July 31, 2000 in the amount of $1,743,000 compared to a net loss of $3,334,000 for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2000, the Company had net working capital of approximately $20.9 million as compared to net working capital of $21.4 million at January 31, 2000. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the six months ended July 31, 2000 was $1.2 million, as compared to net cash provided by operating activities of $2.5 million for the six months ended July 31, 1999.

         At July 31, 2000, the Company had trade accounts receivable of $1.5 million that were more than 90 days past due. As of July 31, 2000, the Company's allowance for doubtful accounts was approximately $0.9 million, which management believes is sufficient to cover any losses in its customer receivables, including any losses in its international customers' accounts.

         Capital expenditures for the six months ended July 31, 2000 totaled approximately $3.9 million compared to capital expenditures of $2.0 million for the corresponding period in the prior year. During the six months ended July 31, 2000, the Company repurchased 525,400 shares of its common stock for an aggregate cost of $2,738,000, or $5.21 per share. The Company is presently evaluating its capital expenditure requirements for the upcoming winter season. Management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER RECEIVABLES WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $6.0 million of customer accounts and notes receivable at July 31, 2000, of which $1.5 million of customer accounts receivable is over ninety days past-due. At July 31, 2000, the Company has an allowance of $917,000 to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Shareholders on July 19, 2000. Shareholders of record at the close of business on May 25, 2000 were entitled to vote.

         (b) Shareholders elected each of the seven directors nominated for the board of directors:

          NAME OF NOMINEE                    FOR             AGAINST          ABSTAINING           WITHHELD

         Billy F. Mitcham, Jr.            8,681,107             -               39,360             830,645
         R. Dean Lewis                    8,681,619             -               38,848             830,645
         Paul C. Mitcham                  8,681,107             -               39,360             830,645
         John F. Schwalbe                 8,684,119             -               36,348             830,645
         William J. Sheppard              8,684,119             -               66,348             800,645
         P. Blake Dupuis                  8,684,119             -               36,348             830,645
         Peter H. Blum                    8,684,119             -               36,348             830,645

         (c) The Shareholders ratified approval of the Company's 2000 Stock Option Plan:

                                            FOR             AGAINST          ABSTAINING           WITHHELD
                                          4,812,267         497,173            63,285             4,178,387

     (d)The Shareholders ratified the appointment of Hein + Associates LLP as the Company's independent certified public accountants:

                                            FOR             AGAINST          ABSTAINING           NON-VOTE

                                          8,661,962         36,770             21,735             830,645


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K
        None

    (b) EXHIBITS

        11   -  Statement Re Computation of Loss Per Share

        27   -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MITCHAM INDUSTRIES, INC.




Date:  September 14, 2000          /s/ P. BLAKE DUPUIS
                                   ---------------------------------------------
                                   P. Blake Dupuis,
                                   Chief Financial Officer
                                   (Authorized Officer and Principal
                                          Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------
     11   -        Statement Re Computation of Loss Per Share

     27   -        Financial Data Schedule