Form 10-Q
period 2000-10-31
MITCHAM INDUSTRIES INC
filed 2000-12-15
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142

                                   ----------

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

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,015,912 shares of Common Stock, $0.01 par value, were outstanding as of December 13, 2000.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Consolidated Balance Sheets.......................   3
                Condensed Consolidated Statements of Operations.............   4
                Condensed Consolidated Statements of Cash Flows.............   5
                Notes to Condensed Consolidated Financial Statements........   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........   9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  13

Item 6. Exhibits and Reports on Form 8-K....................................  13

        Signatures..........................................................  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        October 31,       January 31,
                                               ASSETS                       2000             2000
                                                                        -----------       -----------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                                  $    793         $  3,588
    Marketable securities, at market                                         7,959           13,811
    Accounts receivable, net                                                 2,594            4,505
    Notes receivable                                                         1,607            1,183
    Inventory                                                                2,656            2,557
    Income tax receivable                                                    3,436            2,795
    Deferred tax asset                                                         335              220
    Prepaid expenses and other current assets                                  491              175
                                                                          --------         --------
       Total current assets                                                 19,871           28,834
Seismic equipment lease pool, property and equipment                        76,898           71,980
Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                               (40,015)         (36,697)
Notes receivable                                                               881            1,100
Deferred tax asset                                                           2,046            2,488
                                                                          --------         --------
         Total assets                                                     $ 59,681         $ 67,705
                                                                          ========         ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $  5,425         $  5,927
    Deferred revenue                                                           721              809
    Accrued liabilities and other current liabilities                          319              694
                                                                          --------         --------
         Total current liabilities                                           6,465            7,430

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                             --               --
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,591,112 and 9,551,112 shares, respectively, issued                    96               96
    Additional paid-in capital                                              61,601           61,459
    Treasury stock, at cost                                                 (2,932)              --
    Accumulated deficit                                                     (4,017)            (620)
    Cumulative translation adjustment                                       (1,532)            (660)
                                                                          --------         --------
         Total shareholders' equity                                         53,216           60,275
                                                                          --------         --------
         Total liabilities and shareholders' equity                       $ 59,681         $ 67,705
                                                                          ========         ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 OCTOBER 31,                              OCTOBER 31,
                                                       -------------------------------         -------------------------------
                                                           2000                1999                2000                1999
                                                       -----------         -----------         -----------         -----------
REVENUES:
Short-term leasing                                     $     2,545         $     1,823         $     7,733         $     3,552
Leasing under lease/purchase agreements                        202                   8                 570                 210
Other equipment sales                                        1,006                 603               3,755                 942
                                                       -----------         -----------         -----------         -----------
         Total revenues                                      3,753               2,434              12,058               4,704

COSTS AND EXPENSES:
Direct costs                                                   347                 370               1,120                 673
Cost of other equipment sales                                  851                 448               2,659                 569
General and administrative                                   1,078                 845               3,121               2,795
Provision for doubtful accounts                                 25                  50                 100                 175
Depreciation                                                 3,268               2,374               9,260               6,972
                                                       -----------         -----------         -----------         -----------
         Total costs and expenses                            5,569               4,087              16,260              11,184
                                                       -----------         -----------         -----------         -----------

OPERATING LOSS                                              (1,816)             (1,653)             (4,202)             (6,480)

Other income - net                                             162                 168                 478                 478
                                                       -----------         -----------         -----------         -----------

LOSS BEFORE INCOME TAXES                                    (1,654)             (1,485)             (3,724)             (6,002)
BENEFIT FOR INCOME TAXES                                        --                (415)               (327)             (1,598)
                                                       -----------         -----------         -----------         -----------
NET LOSS                                               $    (1,654)        $    (1,070)        $    (3,397)        $    (4,404)
                                                       ===========         ===========         ===========         ===========

Loss per common share:
     Basic                                             $     (0.18)        $     (0.11)        $     (0.37)        $     (0.46)
     Diluted                                           $     (0.18)        $     (0.11)        $     (0.37)        $     (0.46)
                                                       ===========         ===========         ===========         ===========

Shares used in computing loss per common share:
     Basic                                               9,032,000           9,551,000           9,220,000           9,550,000
     Dilutive effect of common stock equivalents                --                  --                  --                  --
                                                       -----------         -----------         -----------         -----------
     Diluted                                             9,032,000           9,551,000           9,220,000           9,550,000
                                                       ===========         ===========         ===========         ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                             -------------------------
                                                                               2000             1999
                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $ (3,397)        $ (4,404)
Adjustments to reconcile net loss to net cash flows
     provided by operating activities:
         Depreciation                                                           9,260            6,972
         Provision for doubtful accounts, net of charge offs                     (108)            (465)
         Inventory                                                                (87)             (26)
         Accounts receivable                                                      947            3,451
         Federal income taxes                                                    (313)          (2,107)
         Accounts payable and other current liabilities                          (676)             446
         Other assets                                                            (295)            (206)
                                                                             --------         --------
              Net cash provided by operating activities                         5,331            3,661

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                            (12,545)          (6,823)
     Purchases of property and equipment                                         (179)            (188)
     Sale (purchase) of marketable securities, net                              5,852            2,214
     Disposal of seismic equipment lease pool, property and equipment           1,536              577
                                                                             --------         --------
         Net cash used in investing activities                                 (5,336)          (4,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                               (2,932)              --
     Proceeds from issuance of common stock upon exercise of
       warrants and options                                                       142               --
                                                                             --------         --------
         Net cash used in financing activities                                 (2,790)              --

NET DECREASE IN CASH                                                           (2,795)            (559)
CASH, BEGINNING OF PERIOD                                                       3,588            2,525
                                                                             --------         --------
CASH, END OF PERIOD                                                          $    793         $  1,966
                                                                             ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                            $     --         $     28
         Income taxes                                                        $     --         $    500
                                                                             ========         ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2000; the results of operations for the three and nine months ended October 31, 2000 and 1999; and cash flows for the nine months ended October 31, 2000 and 1999 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2001.

2.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Defendants filed a motion to dismiss the CAC. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On December 14, 1999, Plaintiffs served discovery on Defendants. On January 28, 2000, Defendants filed a motion to dismiss the SCAC. On October 2, 2000, the Court granted in part and denied in part Defendants' motion to dismiss the SCAC. The Court dismissed with prejudice the claims asserted on behalf of the entire class under Sections 11 and 12(a)(2) of the 1933 Act. The Court, however, has allowed plaintiffs Moskowitz and Finkelstein to proceed with their
         Section 11 claims on an individual basis. As to the Section 10(b) claims, the Court affirmed with prejudice its prior order, which limited all allegations of misstatements by the Defendants to the June 4, 1997 to March 26, 1998 time period (i.e., the class period), and dismissed claims based on: (1) forward-looking statements entitled to safe-harbor protection under the Private Securities Litigation Reform Act of 1995; (2) allegations of improper revenue recognition; and (3) allegations based on analysts' statements. Defendants filed an answer to the remaining claims in the SCAC on December 6, 2000.

         The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.       TREASURY STOCK

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company has repurchased 561,200 shares of its common stock at an average price of $5.22 per share as of October 31, 2000 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

4.       RECLASSIFICATIONS

         Certain 1999 amounts have been reclassified to conform to 2000 presentation.

5.       SUBSEQUENT EVENT

         On November 10, 2000, the Company closed an $8.5 million term loan. The loan will amortize over 48 months and bears interest at the rate of prime plus one percent, adjusted daily. The first three monthly payments shall be interest only, with the remaining 45 monthly payments being interest and principal. As of December 14, 2000, the Company has drawn $3.0 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program.

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at October 31, 2000 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2000 and 1999

         For the quarter ended October 31, 2000, total revenues increased by $1.3 million to $3.8 million from $2.4 million in the corresponding period of the prior year. This quarter's results reflect a significant increase in all categories of revenues compared to total revenues for the same period of the prior year, mainly a reflection of the increased seismic activity worldwide.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended October 31, 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts. During the quarter ended October 31, 2000, other equipment sales generated a gross margin of 15% as compared to 26% for the same period in 1999. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $233,000 from the corresponding prior year period primarily due to an increase in rent and storage, compensation and Texas franchise tax expenses partially offset by a decrease in insurance expense and professional fees. Additionally, the Company incurred personnel and related costs during 2000 associated with international marketing efforts.

         Depreciation expense for the quarter ended October 31, 2000 increased by $894,000, or 38%, to $3.3 million from $2.4 million for the same period last year. The increase is primarily the result of capital additions to the seismic equipment lease pool during the past year.

         The Company recorded a net loss for the quarter ended October 31, 2000 in the amount of $1.7 million compared to a net loss of $1.1 million for the same period of the previous year.

For the nine months ended October 31, 2000 and 1999

         For the nine months ended October 31, 2000, total revenues increased by $7.4 million to $12.1 million from $4.7 million in the corresponding period of the prior year. Approximately $0.3 million of lease revenue is related to rentals of equipment that occurred during the prior fiscal year, which had not been recorded pending collection. These funds were collected in June. Year to date revenues through October 31, 2000 reflects a significant increase in all categories of revenues compared to total revenues for the same period of the prior year, mainly a reflection of the increased seismic activity worldwide.

         Equipment sales and leasing revenues under lease/purchase agreements during the nine months ended October 31, 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts.

         During the nine months ended October 31, 2000, other equipment sales generated a gross margin of 29% as compared to 40% for the same period in 1999. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $326,000 from the corresponding prior year period primarily due to personnel and related costs associated with international marketing efforts, as well as an increase in insurance, compensation, convention, travel and business promotion expenses, partially offset by a decrease in professional fees.

         Depreciation expense for the nine months ended October 31, 2000 increased by $2.3 million, or 33%, to $9.3 million from $7.0 million for the same period last year. The increase is primarily the result of a larger seismic equipment lease pool, on a cost basis, as compared to October 31, 1999. Additionally, the Company has sold older, more fully depreciated seismic equipment during the past year and replaced it with newer equipment, thus increasing depreciation expense. The Company's seismic equipment lease pool increased by $7.6 million, on a cost basis, to $75.1 million at October 31, 2000, from $67.5 million at October 31, 1999.

         The Company recorded a net loss for the nine months ended October 31, 2000 in the amount of $3.4 million compared to a net loss of $4.4 million for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2000, the Company had net working capital of approximately $13.4 million as compared to net working capital of $21.4 million at January 31, 2000. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the nine months ended October 31, 2000 was $5.3 million, as compared to net cash provided by operating activities of $3.7 million for the nine months ended October 31, 1999.

         At October 31, 2000, the Company had trade accounts receivable of $0.6 million that were more than 90 days past due. As of October 31, 2000, the Company's allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in its customer receivables, including any losses in its international customers' accounts.

         Capital expenditures for the nine months ended October 31, 2000 totaled approximately $12.7 million compared to capital expenditures of $7.0 million for the corresponding period in the prior year. During the nine months ended October 31, 2000, the Company repurchased 561,200 shares of its common stock for an aggregate cost of $2,932,000, or $5.22 per share. The Company expects that its capital expenditure requirements for the fourth quarter will be approximately $15.0. Management believes that cash on hand, cash provided by future operations and funds available under the Company's loan agreement will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months.

On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan will amortize over 48 months and bears interest at the rate of prime plus one percent, adjusted daily. The first three monthly payments shall be interest only, with the remaining 45 monthly payments being interest and principal. As of December 14, 2000, the Company has drawn $3.0 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER RECEIVABLES WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $6.3 million of customer accounts and notes receivable at October 31, 2000, of which $0.6 million of customer accounts receivable is over ninety days past-due. At October 31, 2000, the Company has an allowance of $1.2 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Defendants filed a motion to dismiss the CAC. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On December 14, 1999, Plaintiffs served discovery on Defendants. On January 28, 2000, Defendants filed a motion to dismiss the SCAC. On October 2, 2000, the Court granted in part and denied in part Defendants' motion to dismiss the SCAC. The Court dismissed with prejudice the claims asserted on behalf of the entire class under Sections 11 and 12(a)(2) of the 1933 Act. The Court, however, has allowed plaintiffs Moskowitz and Finkelstein to proceed with their
         Section 11 claims on an individual basis. As to the Section 10(b) claims, the Court affirmed with prejudice its prior order, which limited all allegations of misstatements by the Defendants to the June 4, 1997 to March 26, 1998 time period (i.e., the class period), and dismissed claims based on: (1) forward-looking statements entitled to safe-harbor protection under the Private Securities Litigation Reform Act of 1995; (2) allegations of improper revenue recognition; and (3) allegations based on analysts' statements. Defendants filed an answer to the remaining claims in the SCAC on December 6, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K
        None

    (b) EXHIBITS

        10.1 - Loan Agreement between Mitcham Industries, Inc. and First Victoria National Bank dated November 10, 2000

        10.2 - Commercial Security Agreement between Mitcham Industries, Inc. and First Victoria National Bank dated November 9, 2000

        11   -  Statement Re Computation of Loss Per Share

        27   -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MITCHAM INDUSTRIES, INC.




Date:  December 15, 2000                 /s/ P. BLAKE DUPUIS
                                         ---------------------------------------
                                         P. BLAKE DUPUIS,
                                         CHIEF FINANCIAL OFFICER
                                         (AUTHORIZED OFFICER AND PRINCIPAL
                                         ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                                    DESCRIPTION
-------                                   -----------
 10.1 -        Loan Agreement between Mitcham Industries, Inc. and First
               Victoria National Bank dated November 10, 2000

 10.2 -        Commercial Security Agreement between Mitcham Industries,  Inc.
               and First Victoria National Bank dated November 9, 2000

 11   -        Statement Re Computation of Loss Per Share

 27   -        Financial Data Schedule