Form 10-K405
period 2001-01-31
MITCHAM INDUSTRIES INC
filed 2001-05-01
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 000-25142

                                   ----------

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

                                   ----------

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant: $45,849,546 as of April 27, 2001.

         As of April 27, 2001, there were outstanding 8,890,415 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                            MITCHAM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business............................................................  1

Item 2.  Properties.......................................................... 11

Item 3.  Legal Proceedings................................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................. 11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters................................................. 12

Item 6.  Selected Financial Data............................................. 12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 16

Item 8.  Financial Statements and Supplementary Data......................... 16

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................ 16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................. 16

Item 11. Executive Compensation.............................................. 16

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 17

Item 13. Certain Relationships and Related Transactions...................... 17

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 17

         Signatures.......................................................... 19

                                     PART I
ITEM 1.  BUSINESS

BACKGROUND

         Mitcham Industries, Inc. leases and sells geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data surveys on land and in transition zones (marsh and shallow water areas). The Company conducts its operations on a worldwide basis and is a leading independent seismic equipment lessor in North and South America. Over the last several years advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas. As a result, the Company and many seismic contractors have significantly expanded their seismic equipment fleets. From January 31, 1998 through January 31, 2001, the Company's equipment lease pool, at cost, increased from approximately $49.9 million to $89.7 million.

         The Company owns a variety of technologically advanced equipment acquired from the leading seismic manufacturers. The Company's lease pool includes many types of equipment used in seismic data acquisition, including all components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of the Company's equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, "Sercel") and Input/Output, Inc. ("I/O"). The Company believes that most of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. In the last two years, the Company has significantly diversified its equipment lease pool to include a wider variety of seismic equipment. At January 31, 2001, approximately 38% of the Company's equipment lease pool, on a cost basis, consisted of seismic recording channel boxes, with the remainder consisting of peripheral and other equipment.

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

         The Company currently has an equipment lease pool comprising a total of approximately 46,800 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and survey and other equipment. All of the Company's lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

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

         Under the Agreement, the Company acts as Sercel's exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative and Sercel will refer to the Company all requests it receives to lease Sercel 3-D data acquisition equipment and other field equipment, through December 31, 2002. Except for the fact that Sercel may engage in short-term leasing directly to its customers and affiliates, Sercel may not recommend or suggest any competitor of the Company as a potential lessor of such data acquisition equipment. As of January 31, 2001, the Company has purchased 10,481 channels of Sercel 408UL equipment and is in compliance with the agreement.

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

("Georex"), a wholly-owned subsidiary of Sercel, under which the Company is Sercel's designated sales representative in Canada for its seismic data acquisition and other field equipment through September 19, 2000, subject to earlier termination by either party on 90 days' prior notice. The agreement has been extended for an additional one-year period. Under the agreement, the Company is entitled to receive a commission on all Sercel equipment and spare parts sold in Canada.

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

CUSTOMERS; SALES AND MARKETING

         The Company's major lease customers are seismic data acquisition contractors and major and independent oil and gas companies. The Company typically has a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2001, the Company had lease customers with 86 active leases of various lengths. Customers of the Company's used and new seismic equipment sales and service business include its lease customers, foreign governments, universities, engineering firms and research organizations worldwide.

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

EMPLOYEES

         As of January 31, 2001, the Company employed 63 people, none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

RECOVERY OF OIL AND GAS INDUSTRY AND RECENT INCREASED DEMAND FOR SERVICES COULD BE SHORT-LIVED

         Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and has remained at historically low levels throughout fiscal 2000, but began to improve during fiscal 2001. Any future fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas will continue to have a major effect on exploration, production and development activities and thus, on the demand for the Company's services.

LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT THE COMPANY

         The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 1999, 2000 and 2001, the single largest customer accounted for approximately 36%, 17% and 21%, respectively, of the Company's total revenues. Because the Company's customer base is relatively small, the loss of one or more customers for any reason could adversely affect the Company's results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company has approximately $7.8 million of customer accounts and notes receivable at January 31, 2001, of which $855,000 is over ninety days past-due. At January 31, 2001, the Company has an allowance of $1,230,000 to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

INTERNATIONAL ECONOMIC AND POLITICAL INSTABILITY COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company's results of operations are dependent upon the current political and economic climate of several international countries in which its customers either operate or are located. International sources accounted for approximately 93% of the Company's revenues in the fiscal year ended January 31, 2001, and 17% of international revenues were attributable to lease and sales activities in South America. Since the majority of the Company's lease and sales contracts with its customers are denominated in U.S. dollars, there is little risk of loss from fluctuations in foreign currencies. However, the Company's internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and appropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards. While the Company's results of operations have not been adversely affected by those risks to date, there is no assurance its business and results of operations won't be adversely affected in the future.

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

         During the fiscal year ended January 31, 1999, the Company recorded a pretax asset impairment charge of $15.1 million. The non-cash asset impairment charge was recorded in accordance with SFAS No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the recent oil and gas industry downturn was such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's seismic equipment lease pool assets was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote down those assets to their estimated fair market value based on discounted cash flows using an effective rate of 8.0%. Undiscounted future net cash flows were calculated based on individual types of seismic equipment using projected future utilization and lease rates over the estimated remaining useful lives of the assets. The Company's seismic equipment assets have been historically depreciated over 3-10 years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No.
121. There can be no assurance that the Company will not record asset impairment charges under SFAS No. 121 in the future.

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

ITEM 2.  PROPERTIES

         The Company owns its corporate office and warehouse facilities in Huntsville, Texas. Its headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. The Company also leases approximately 31,000 square feet of office and warehouse space at its new facility in Calgary, Alberta, Canada. Additionally, the Company still holds the lease on its old facility in Calgary of approximately 10,000 square feet, which has been subleased from the Company.

ITEM 3.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Defendants filed a motion to dismiss the CAC. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On December 14, 1999, Plaintiffs served discovery on Defendants. On January 28, 2000, Defendants filed a motion to dismiss the SCAC. On February 4, 2000, the Court agreed with Defendants that Plaintiffs' discovery was improper because, under the Reform Act, discovery is stayed until the Court sustains the sufficiency of the SCAC. On February 28, 2000, the Plaintiffs filed an opposition to Defendants' motions to dismiss, and on March 15, 2000, Defendants filed their reply. The Company awaits the Court's ruling. On April 17, 2001, Defendants agreed in principle with Plaintiffs to a $2,700,000 settlement agreement, to be paid by the Company and its insurance carrier, pending execution of a final settlement agreement and approval by the Court.

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

                                                     High           Low
                                                     ----           ---
        Fiscal Year Ended January 31, 2000:
             First Quarter                           5.00           3.06
             Second Quarter                          4.81           3.63
             Third Quarter                           6.75           3.69
             Fourth Quarter                          4.75           3.19

        Fiscal Year Ended January 31, 2001:
             First Quarter                           6.63           3.44
             Second Quarter                          6.13           4.31
             Third Quarter                           7.50           4.38
             Fourth Quarter                          6.00           3.31

         As of April 27, 2001, there were approximately 500 shareholders of record of the common stock.


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

ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)

                                                                      Years Ended January 31,
                                                        ------------------------------------------------------
                                                          1997       1998       1999        2000        2001
                                                        --------   --------   --------    --------    --------
Net sales and other revenues                            $ 14,690   $ 42,027   $ 37,936    $ 10,644    $ 20,597
Income (loss) from continuing operations                   2,702      6,392     (8,526)     (4,864)     (2,946)
Income (loss) from continuing operations
   per common share - diluted                               0.60       0.83      (0.90)      (0.51)      (0.32)
Cash dividends declared per common share                      --         --         --          --          --
Balance Sheet Data:
Cash and marketable securities                               301     32,507     19,860      17,399      11,402
Seismic equipment lease pool, property and equipment,
   cost basis                                             22,540     50,994     65,116      74,537      91,435
Total assets                                              24,293     91,562     67,174      67,705      72,561
Long-term obligations and redeemable preferred stock       3,319      2,294         --          --       5,444
Total liabilities                                          9,051     17,326      2,422       7,430      18,573
Total shareholders' equity                                15,242     74,236     64,752      60,275      53,988

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The Company's sales are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. The Company believes that during the latter half of 1998, the exploration and production companies anticipated an extended period of low oil and gas prices and began to reduce their intended levels of expenditures for seismic data. Consolidation within the oil industry has also delayed seismic data acquisition projects. Declines in oil and natural gas prices, or expectations that the recent improvement in oil and natural gas prices will not hold, could cause the Company's customers to alter their spending plans and adversely affect the Company's results of operation and financial condition.

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at January 31, 2001 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         For the years ended January 31, 1999, 2000 and 2001, revenues from foreign customers totaled $20.7 million, $7.5 million and $19.1 million, respectively. The majority of the Company's transactions with foreign customers are denominated in United States dollars.

SEASONALITY

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues, especially from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and remained at historically low levels throughout fiscal 2000, but began to improve during fiscal 2001.

RESULTS OF OPERATIONS

         Fiscal 2001 revenues were $20.6 million, a $10.0 million increase over fiscal 2000 revenues of $10.6 million. During fiscal 2001, the Company experienced a greater demand for short-term leasing from its customers, primarily in response to the higher level of commodity prices. Fiscal 2000 revenues were approximately $27 million below those of fiscal 1999, reflecting the significant downturn in the seismic sector that began during fiscal 1999. Short-term leasing revenues and leasing revenues under lease/purchase arrangements totaling $14.0 million for fiscal 2001 represented a substantial increase from fiscal 2000 leasing revenues of $6.8 million. Fiscal 2000 combined leasing revenues of $6.8 million represented a $15.6 million decrease from fiscal 1999 combined leasing revenues of $22.4 million. Seismic equipment sales for fiscal 2001 were $6.5 million as compared to $3.9 million and $15.6 million for fiscal 2000 and 1999, respectively. The fiscal 2001 increase in equipment sales of $2.6 million is largely attributable to increased demand for seismic equipment as a result of the higher commodity prices during the year. The decrease in sales revenues during fiscal 2000 compared to fiscal 1999 is a result of decreased capital expenditure budgets throughout the oil and gas industry coupled with a three-year trend of fewer customers exercising the purchase option of lease/purchase contracts.

         Depreciation expense for fiscal 2001 was approximately $13.1 million, representing an increase of $3.3 million, or 33%, above the fiscal 2000 amount. The current year increase in depreciation expense is a result of the Company adding $16.8 million, on a cost basis, to the seismic equipment lease pool. Depreciation expense for fiscal 2000 was $9.8 million, representing a 21% decrease from fiscal 1999 expense of $12.4 million. The fiscal 2000 reduction in depreciation expense is largely attributable to the $15.1 million asset impairment charge recorded in fiscal 1999, partially offset by the $6.7 million increase, on a cost basis, in the Company's seismic equipment lease pool during fiscal 2000.

         Current year direct costs were $1.8 million, an increase of approximately $400,000 from fiscal 2000 amounts, reflecting the significant increase in leasing activities during fiscal 2001. Direct costs typically increase with leasing revenues, as the two main components of direct costs are freight and equipment repairs. Direct costs for fiscal 2000 were $1.4 million, compared to $1.6 million for fiscal 1999, reflecting the decrease in leasing revenues during fiscal 2000.

         For the fiscal year ended January 31, 2001, leasing and equipment sales under lease/purchase arrangements generated an aggregate gross margin of 95%, compared to 99% and 25% for fiscal 2000 and 1999, respectively. The gross margin achieved in fiscal 2001 and 2000 is not comparable to the margins achieved in fiscal 1999 because the Company recorded only one sale of equipment under lease/purchase arrangements during fiscal 2001 and no sales in fiscal 2000. In addition, the recorded gross margin in fiscal 1999 is misleadingly lower than historical levels because the Company sold primarily newer equipment when customers exercised purchase options on leased equipment that had only recently been purchased and added to the Company's equipment lease pool.

         Gross margins on seismic equipment sales were 22%, 41% and 25% for fiscal years 2001, 2000 and 1999, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of newly added seismic equipment to the lease pool versus older, more depreciated seismic equipment being sold.

         During fiscal 1999, the Company incurred a pre-tax, non-cash asset impairment charge of approximately $15.1 million related to the impairment of certain seismic equipment assets. This impairment charge is the result of the application of Statement of Financial Accounting Standards ("SFAS") No. 121, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through cash flows from future operations. The severity of the decline in seismic activity, and thus, the demand for the Company's equipment, was such an event. Based on the application of SFAS No. 121, the Company recognized a $15.1 million pretax charge during fiscal 1999 related to its seismic equipment lease pool. There was no such charge in fiscal 2000 or 2001.

         General and administrative expenses increased approximately $0.3 million in fiscal 2001 as compared to fiscal 2000 expense of $3.9 million. The current year increase in general and administrative expenses is due to an increase in rent and storage fees associated with the new facility in Calgary, as well as an increase in insurance, customer relations, travel and compensation expenses partially offset by a decrease in professional fees and convention and advertising expenses. Additionally, during fiscal 2001, the Company incurred personnel and related costs associated with international marketing efforts. General and administrative expenses totaling $3.9 million for fiscal 2000 reflected a decrease of $1.1 million compared to fiscal 1999. During fiscal 2000, the Company realized general and administrative expense savings in professional fees, primarily legal and audit. The Company recorded lower compensation and payroll tax expense, partially offset by an increase in insurance expense. Additionally, due to the downturn in the seismic industry, the Company realized cost savings in its advertising, convention and travel expenses.

         During fiscal 2001, the Company's provision for doubtful accounts was $225,000, reflecting a decrease of $350,000 from fiscal 2000. The decrease in fiscal 2001 is attributable to the Company's improvement in its receivables aging and the Company's collecting approximately $400,000 of receivables previously written off. During fiscal 2001, the Company wrote off approximately $289,000 of receivables deemed uncollectable. For fiscal 2000, the Company's provision for doubtful accounts expense decreased to $575,000 from $1.7 million in fiscal 1999. This decrease in fiscal 2000 is reflective of the improvement in the Company's aging and collection of receivables. At January 31, 2001 and 2000, the Company had past due trade accounts receivable in the amount of $855,000 and $629,000, respectively. During fiscal 2000, the Company wrote off approximately $1,757,000 of accounts and notes receivable that were more than 90 days past due. In addition, the Company canceled approximately $817,000 of receivables more than 90 days past due in exchange for certain seismic equipment. As of January 31, 2001 and 2000, the Company's allowance for doubtful accounts receivable amounted to $1,230,000 and $843,000, respectively.

         For fiscal 2001, the Company recorded a net loss in the amount of $2.9 million, as compared to the fiscal 2000 net loss of $4.9 million. Net loss for fiscal 1999 was $8.5 million, which included the asset impairment charge and provision for doubtful accounts charge.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2001, the Company had net working capital of approximately $8.8 million as compared to net working capital of $18.8 million at January 31, 2000. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the year ended January 31, 2001 was $13.3 million, as compared to $8.0 million and $11.6 million for the years ended January 31, 2000 and 1999, respectively. Net cash provided by financing activities for the years ended January 31, 2001, 2000 and 1999 was $4.2 million, $0 and $0.2 million, respectively.

         At January 31, 2001, the Company had trade accounts receivable of $900,000 that were more than 90 days past due, as compared to $600,000 at January 31, 2000. During fiscal 2001, the Company wrote off approximately $289,000 of accounts and notes receivable that were more than 90 days past due, and collected $400,000 of previously written-off receivables. As of January 31, 2001, the Company's allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On December 8, 1999, the Company's revolving line of credit expired. In light of the fact that the Company's working capital balances significantly exceeded its expected needs for future capital expenditures, the Company did not pursue negotiations to renew or extend the line of credit.

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortizes over 48 months and bears interest at the rate of prime plus one percent, adjusted daily. The first three monthly payments shall be interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. As of January 31, 2001, the Company has drawn $7.3 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program.

         Capital expenditures for the 2001 fiscal year totaled approximately $27.7 million as compared to capital expenditures of $12.3 million for fiscal 2000. During fiscal 2001, the Company repurchased 616,300 shares of its common stock for an aggregate cost of $3.2 million, or an average cost of $5.18 per share. At the present time, management believes that cash on hand, cash provided by future operations and funds available under the Company's loan agreement will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears at pages F-1 through F-24 hereof and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Company will be set forth in the proxy statement for the 2001 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference. Information regarding compliance by the officers, directors and control persons of the Company with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company's proxy statement for the 2001 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with
Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement for the 2001 Annual Meeting of Shareholders under the heading "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement for the 2001 Annual Meeting of Shareholders under the heading "Principal Holders of Securities and Security Ownership of Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement for the 2001 Annual Meeting of Shareholders under the heading "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number
--------------
         3.1      --       Amended and Restated Articles of Incorporation of
                           Mitcham Industries, Inc. (1) (Exhibit 3.1)

         3.2      --       Amended and Restated Bylaws of Mitcham Industries,
                           Inc. (1) (Exhibit 3.2)

         4.1      --       Copy of Specimen stock certificate evidencing Common
                           Stock of Mitcham Industries, Inc. (2) (Exhibit 4.1)

         9        --       Voting Agreement, dated September 20, 1993, between
                           the Company, Billy F. Mitcham, Jr. and certain
                           shareholders (1) (Exhibit 9)

        *10.1     --       Employment Agreement, dated January 15, 1997, between
                           the Company and Billy F. Mitcham, Jr. (4) (Exhibit
                           10.4)

         10.2     --       Exclusive Lease Referral Agreement, dated May 14,
                           1996, between the Company and Pelton Company, Inc.
                           (3) (Exhibit 10.1)

         10.3     --       First Amendment to the Exclusive Lease Referral
                           Agreement, dated January 1997, between the Company
                           and Pelton (6) (Exhibit 10.17)

         10.4     --       Second Amendment to the Exclusive Lease Referral
                           Agreement between Mitcham Industries, Inc. and Pelton
                           Company, Inc., dated November 24, 1997 (6) (Exhibit
                           10.3)

         10.5     --       Exclusive Equipment Lease Agreement, effective
                           December 16, 1999, between the Company and SERCEL,
                           S.A. (8) (Exhibit 10.2)

         10.6     --       Commercial Representation Agreement, effective
                           September 20, 1996, between Mitcham Canada Ltd., an
                           Alberta corporation, and Georex, Inc. (3) (Exhibit
                           10.3)

         10.7     --       Amendment No. 1 to the Commercial Representation
                           Agreement between Mitcham Canada, Ltd. and Georex,
                           Inc., dated November 11, 1997 (6) (Exhibit 10.1)

         10.8     --       Exclusive Lease Representative and Distributor
                           Agreement between Mitcham Industries, Inc. and
                           StrucTec Systems, Inc., dated October 30, 1997 (6)
                           (Exhibit 10.2)

        *10.9     --       Mitcham Industries, Inc. 1994 Stock Option Plan (2)
                           (Exhibit 10.9)

         10.10    --       Mitcham Industries, Inc. 1994 Non-Employee Director
                           Stock Option Plan (2) (Exhibit 10.12)

         10.11    --       Form of Mitcham Industries, Inc. customer lease
                           agreement (1) (Exhibit 10.20)

Exhibit Number
--------------
         10.12    --       Mitcham Industries, Inc. 1998 Stock Awards Plan (7)
                           (Exhibit A)

         10.13    --       Mitcham Industries, Inc. 2000 Stock Option Plan (9)

         21       --       Subsidiary of the Company (5) (Exhibit 11)

         23       --       Consent of Hein + Associates LLP

         27       --       Financial Data Schedule

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

(7) Incorporated by reference to Exhibit A of the Company's proxy statement for the fiscal year ended January 31, 1998.

(8) Incorporated by reference to Exhibit 10 of the Company's Current Report on Form 8-K filed with the SEC on January 4, 2000.

(9) Incorporated by reference to Exhibit A of the Company's proxy statement for the fiscal year ended January 31, 2000.

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 1ST DAY OF MAY, 2001.


                                MITCHAM INDUSTRIES, INC.



                                By: /s/ BILLY F. MITCHAM, JR.
                                    --------------------------------------------
                                       Billy F. Mitcham, Jr., Chairman of the
                                    Board, President and Chief Executive Officer
                                           (principal executive officer)



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                     Title/Capacity                  Date
         ---------                     --------------                  ----
  /s/ BILLY F. MITCHAM, JR.          Chairman of the Board,        May 1, 2001
  ------------------------------     President and Chief
      Billy F. Mitcham, Jr.          Executive Officer

  /s/ PAUL C. MITCHAM                Executive Vice President -    May 1, 2001
  ------------------------------     Operations and Director
      Paul C. Mitcham

  /s/ P. BLAKE DUPUIS                Executive Vice President -    May 1, 2001
  ------------------------------     Finance, Secretary,
      P. Blake Dupuis                Treasurer, and Director
  (principal financial officer)

  /s/ WILLIAM J. SHEPPARD            Executive Vice President -    May 1, 2001
  ------------------------------     International Operations
      William J. Sheppard            and Director

  /s/ CHRISTOPHER C. SIFFERT         Vice President and            May 1, 2001
  ------------------------------     Corporate Controller
      Christopher C. Siffert
  (principal accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          Page
                                                                                          ----
Independent Auditor's Report............................................................. F-2

Consolidated Balance Sheets as of January 31, 2000 and 2001.............................. F-3

Consolidated Statements of Operations for the Years Ended
        January 31, 1999, 2000 and 2001.................................................. F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
        for the Years Ended January 31, 1999, 2000 and 2001.............................. F-5

Consolidated Statements of Cash Flows for the Years Ended
        January 31, 1999, 2000 and 2001.................................................. F-6

Notes to Consolidated Financial Statements............................................... F-7

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiary as of January 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiary as of January 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with generally accepted accounting principles.


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
March 29, 2001

                            MITCHAM INDUSTRIES, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                                           JANUARY 31,
                                                                  ----------------------------
                                                                      2000           2001
                                                                  ------------    ------------
                                     ASSETS
Current assets:
   Cash                                                           $  3,588,000    $  4,317,000
   Marketable securities, at market                                 13,811,000       7,085,000
   Accounts receivable, net of allowance for doubtful accounts of $843,000 and $1,230,000 at January 31, 2000 and 2001,
      respectively                                                   4,505,000       5,742,000
   Notes receivable                                                  1,183,000       1,470,000
   Prepaid expenses and other current assets                           175,000         458,000
   Income taxes receivable                                           2,795,000         787,000
   Deferred tax asset                                                  220,000       2,067,000
                                                                  ------------    ------------
         Total current assets                                       26,277,000      21,926,000

Seismic equipment lease pool, property and equipment                74,537,000      91,435,000
Accumulated depreciation of seismic equipment lease pool,
   property and equipment                                          (36,697,000)    (42,380,000)
Notes receivable                                                     1,100,000         610,000
Deferred tax asset                                                   2,488,000         646,000
Other assets                                                                --         324,000
                                                                  ------------    ------------
         Total assets                                             $ 67,705,000    $ 72,561,000
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  5,927,000    $  8,259,000
   Customer deposits                                                   255,000         503,000
   Accrued wages                                                       233,000         236,000
   Current maturities - long-term debt                                      --       1,856,000
   Deferred revenue                                                    809,000         947,000
   Accrued lawsuit settlement liability                                200,000       1,202,000
   Accrued expenses and other current liabilities                        6,000         126,000
                                                                  ------------    ------------
         Total current liabilities                                   7,430,000      13,129,000
Long-term debt                                                              --       5,444,000
                                                                  ------------    ------------
         Total liabilities                                           7,430,000      18,573,000
Commitments and contingencies (Note 12)
Shareholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares
      authorized; none issued and outstanding                               --              --
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,551,112 and 9,591,112 shares, respectively,
      issued                                                            96,000          96,000
   Additional paid-in capital                                       61,459,000      61,601,000
   Treasury stock, at cost                                                  --      (3,195,000)
   Accumulated deficit                                                (620,000)     (3,566,000)
   Accumulated other comprehensive loss                               (660,000)       (948,000)
                                                                  ------------    ------------
         Total shareholders' equity                                 60,275,000      53,988,000
                                                                  ------------    ------------
         Total liabilities and shareholders' equity               $ 67,705,000    $ 72,561,000
                                                                  ============    ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED JANUARY 31,
                                                               --------------------------------------------
                                                                   1999            2000            2001
                                                               ------------    ------------    ------------
Revenues:
   Short-term leasing                                          $ 17,626,000    $  6,509,000    $ 12,358,000
   Lease/purchase activities:
      Leasing revenues                                            4,758,000         242,000       1,651,000
      Sales of equipment                                         10,634,000              --          69,000
   Sales of seismic equipment                                     4,918,000       3,893,000       6,519,000
                                                               ------------    ------------    ------------
         Total revenues                                          37,936,000      10,644,000      20,597,000
                                                               ------------    ------------    ------------
Costs and expenses:
   Direct costs                                                   1,576,000       1,378,000       1,789,000
   Cost of sales:
      Sales of seismic equipment under lease purchase
         agreements                                              11,578,000              --          92,000
      Other sales of seismic equipment                            3,689,000       2,286,000       5,091,000
   General and administrative                                     4,944,000       3,891,000       4,199,000
   Provision for doubtful accounts                                1,705,000         575,000         225,000
   Provision for asset impairment                                15,082,000              --              --
   Depreciation                                                  12,356,000       9,847,000      13,123,000
                                                               ------------    ------------    ------------
         Total costs and expenses                                50,930,000      17,977,000      24,519,000
                                                               ------------    ------------    ------------
Operating loss                                                  (12,994,000)     (7,333,000)     (3,922,000)
Other income (expense):
   Interest income (net of interest expense of approximately
      $38,000, $31,000 and $82,000, respectively)                 1,002,000         675,000         559,000
   Other, net                                                         6,000          (5,000)     (1,092,000)
                                                               ------------    ------------    ------------
        Total other income (expense)                              1,008,000         670,000        (533,000)
                                                               ------------    ------------    ------------
Loss before income taxes                                        (11,986,000)     (6,663,000)     (4,455,000)
Benefit for income taxes                                         (3,460,000)     (1,799,000)     (1,509,000)
                                                               ------------    ------------    ------------
Net loss                                                       $ (8,526,000)   $ (4,864,000)   $ (2,946,000)
                                                               ============    ============    ============
Loss per common share:
         Basic                                                 $      (0.90)   $      (0.51)   $      (0.32)
         Diluted                                               $      (0.90)   $      (0.51)   $      (0.32)
Shares used in computing loss per common share:
         Basic                                                    9,502,000       9,550,000       9,167,000
         Dilutive effect of common stock equivalents                     --              --              --
                                                               ------------    ------------    ------------
         Diluted                                                  9,502,000       9,550,000       9,167,000
                                                               ============    ============    ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED JANUARY 31, 1999, 2000 AND 2001


                                         COMMON STOCK                                      RETAINED      ACCUMULATED
                                    ----------------------   ADDITIONAL                    EARNINGS        OTHER
                                                              PAID-IN       TREASURY     (ACCUMULATED   COMPREHENSIVE
                                       SHARES      AMOUNT     CAPITAL        STOCK          DEFICIT)    INCOME (LOSS)     TOTAL
                                    ------------   -------  ------------  ------------   ------------   -------------  ------------
Balances, January 31, 1998             9,426,000   $94,000  $ 61,275,000  $         --   $ 12,770,000   $     97,000   $ 74,236,000
   Comprehensive loss:
      Net loss                                --        --            --            --     (8,526,000)            --     (8,526,000)
      Foreign currency translation            --        --            --            --             --     (1,143,000)    (1,143,000)
                                                                                                                       ------------
      Comprehensive loss                                                                                                 (9,669,000)
                                                                                                                       ------------
   Issuance of common stock upon
      exercise of warrants and
      options                            120,000     1,000       184,000            --             --             --        185,000
                                    ------------   -------  ------------  ------------   ------------   ------------   ------------

Balances, January 31, 1999             9,546,000    95,000    61,459,000            --      4,244,000     (1,046,000)    64,752,000
   Comprehensive loss:
      Net loss                                --        --            --            --     (4,864,000)            --     (4,864,000)
      Foreign currency translation            --        --            --            --             --        386,000        386,000
                                                                                                                       ------------
      Comprehensive loss                                                                                                 (4,478,000)
                                                                                                                       ------------
   Issuance of common stock upon
      exercise of warrants and
      options                              5,000     1,000            --            --             --             --          1,000
                                    ------------   -------  ------------  ------------   ------------   ------------   ------------

Balances, January 31, 2000             9,551,000    96,000    61,459,000            --       (620,000)      (660,000)    60,275,000
   Comprehensive loss:
      Net loss                                --        --            --            --     (2,946,000)            --     (2,946,000)
      Foreign currency translation            --        --            --            --             --       (288,000)      (288,000)
                                                                                                                       ------------
      Comprehensive loss                                                                                                 (3,234,000)
                                                                                                                       ------------
   Issuance of common stock upon
      exercise of warrants and
      options                             40,000        --       142,000            --             --             --        142,000
   Acquisition of treasury stock              --        --            --    (3,195,000)            --             --     (3,195,000)
                                    ------------   -------  ------------  ------------   ------------   ------------   ------------
Balances, January 31, 2001             9,591,000   $96,000  $ 61,601,000  $ (3,195,000)  $ (3,566,000)  $   (948,000)  $ 53,988,000
                                    ============   =======  ============  ============   ============   ============   ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED JANUARY 31,
                                                            --------------------------------------------
                                                                1999           2000          2001
                                                            ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                  $ (8,526,000)   $ (4,864,000)   $ (2,946,000)
  Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation                                            12,356,000       9,847,000      13,123,000
      Provision for doubtful accounts, net of chargeoffs         601,000        (782,000)        (63,000)
      Provision for asset impairment                          15,182,000              --              --
      Deferred income taxes                                   (6,850,000)      1,803,000          (4,000)
  Changes in:
      Trade accounts receivable                                6,033,000         228,000      (1,838,000)
      Federal income taxes, current                            1,028,000      (3,613,000)      2,008,000
      Accounts payable, accrued expenses and other
         current liabilities                                  (8,382,000)      5,418,000       3,631,000
      Other, net                                                 166,000         (87,000)       (586,000)
                                                            ------------    ------------    ------------
        Net cash provided by operating activities             11,608,000       7,950,000      13,325,000
                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of seismic equipment held for lease             (33,716,000)    (12,115,000)    (27,482,000)
   Purchases of property and equipment                          (401,000)       (207,000)       (229,000)
   Sale (purchase) of marketable securities                    2,674,000       3,524,000       6,726,000
   Disposal of lease pool equipment                           14,677,000       1,911,000       4,142,000
                                                            ------------    ------------    ------------
         Net cash used in investing activities               (16,766,000)     (6,887,000)    (16,843,000)
                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                --              --       1,856,000
   Proceeds from long-term debt                                       --              --       5,444,000
   Purchase of common stock for treasury                              --              --      (3,195,000)
   Proceeds from issuance of common stock upon exercise
      of warrants and options                                    185,000              --         142,000
                                                            ------------    ------------    ------------
        Net cash provided by financing activities                185,000              --       4,247,000
                                                            ------------    ------------    ------------
Net increase (decrease) in cash                               (4,973,000)      1,063,000         729,000
Cash, beginning of year                                        7,498,000       2,525,000       3,588,000
                                                            ------------    ------------    ------------
Cash, end of year                                           $  2,525,000    $  3,588,000    $  4,317,000
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

         Description of Leasing Arrangements -- The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2000 and 2001 are for one year or less. Lease revenue is recognized ratably over the term of the lease.

         Lease/Purchase Activities -- The Company periodically leases equipment to customers, allowing them the option to purchase the equipment at a pre-determined price any time during the lease term. The Company allows its customers to credit a portion of the monthly lease payments to the purchase price. Monthly lease revenue is recognized over the term of the lease until the election to purchase is exercised, at which time the Company records the sale. Lease revenue is deferred to the extent that the estimated net book value, at the end of the lease term, exceeds the adjusted purchase price.

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

         As of January 31, 2000 and 2001, all investments consisted of certificates of deposit or government securities. Also, as of January 31, 2000 and 2001, the securities were classified as available-for-sale, and market value was approximately equal to the original cost.

         Seismic Equipment Lease Pool -- Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line

                            MITCHAM INDUSTRIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         method over the estimated useful lives of the equipment, which historically was seven years for channel boxes and 3-10 years for other peripheral equipment. In conjunction with the impairment analysis discussed in Note 15, the Company reevaluated depreciable lives and beginning in fiscal 2000, the Company depreciated newly acquired channel boxes over a five-year life and certain other peripheral equipment over 2-10 years (as discussed in Note 15).

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard requires certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on the application of SFAS No. 121, the Company recognized a $15.1 million pretax charge during fiscal 1999 related to its seismic equipment lease pool (see Note 15 for additional information).

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

         Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         As discussed in Note 15, in fiscal 1999 an impairment loss was recognized in accordance with SFAS No. 121. It is possible that additional provisions for impairment losses could be recognized in the future.

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

         Reclassifications -- Certain 2000 balances have been reclassified to conform with 2001 presentation. Such reclassifications had no effect on net income or comprehensive income.


2.       REVOLVING CREDIT FACILITY

         On December 8, 1999 the Company's revolving line of credit expired. In light of the fact that the Company's working capital balances significantly exceed its expected needs for future capital expenditures, the Company did not pursue negotiations to renew or extend the line of credit.

3.       TERM BANK LOAN

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan will amortize over 48 months and bears interest at the rate of prime plus one percent, adjusted daily (10.0% at January 31, 2001). The first three monthly payments shall be interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. As of January 31, 2001, the Company

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       TERM BANK LOAN (continued)

         has drawn $7.3 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program. Long-term debt repayments are scheduled to be $1,856,000, $2,215,000, $2,435,000 and
         $794,000 in fiscal 2002, 2003, 2004 and 2005, respectively.


4.       SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

         Supplemental disclosures of cash flow information for the years ended January 31, 1999, 2000 and 2001 are as follows:


                                                    YEARS ENDED JANUARY 31,
                                            ---------------------------------------
                                               1999           2000          2001
                                            -----------   -----------   -----------
Interest paid                               $    38,000   $    31,000   $    31,000
Taxes paid (refunded), net                    2,297,000         3,000    (3,529,000)
Seismic equipment acquired in exchange
  for cancellation of accounts receivable            --       781,000            --
Seismic equipment acquired in exchange
  for issuance of leasing credits                    --     1,250,000       500,000


5.       NOTES RECEIVABLE

         Notes receivable consisted of $2,283,000 due from four customers and $2,080,000 due from seven customers as of January 31, 2000 and 2001, respectively. These notes bear interest ranging from 9.5%-12%. During fiscal 2001, the Company established four notes receivable totaling $901,000 related to sales of seismic equipment and one note receivable to finance trade receivables in the amount of $527,000. Additionally, one of the new notes established during fiscal 2001 has been repaid by the customer as of year-end. During fiscal 2000, the Company wrote off $316,000 of notes receivable and canceled $489,000 of notes receivable in exchange for seismic equipment. In addition, during fiscal 2000 the Company established two notes receivable totaling $400,000 related to sales of seismic equipment. The Company does not recognize interest income related to notes that were established to finance trade receivables. Interest will be recognized once all principal balances have been repaid.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       CONCENTRATIONS OF CREDIT RISK

         As of January 31, 2000 and 2001, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $2.4 million from two customers and $3.5 million from three customers, respectively.

         The Company maintains deposits with banks which exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit and has a money market account included in its cash balances which is not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.


7.       SEISMIC EQUIPMENT LEASE POOL, PROPERTY AND EQUIPMENT

         Seismic equipment lease pool, property and equipment consisted of the following as of:

                                                                JANUARY 31,
                                                       ----------------------------
                                                          2000             2001
                                                       ------------    ------------
Remote signal conditioners (channel boxes)             $ 33,284,000    $ 34,405,000
Other peripheral equipment                               39,584,000      55,245,000
                                                       ------------    ------------
   Seismic equipment lease pool                          72,868,000      89,650,000
                                                       ------------    ------------

Land                                                         25,000          25,000
Buildings and improvements                                  517,000         587,000
Furniture and fixtures                                      922,000         919,000
Autos and trucks                                            205,000         254,000
                                                       ------------    ------------
   Property and equipment                                 1,669,000       1,785,000
                                                       ------------    ------------

Seismic equipment lease pool, property and equipment     74,537,000      91,435,000
Less: accumulated depreciation                          (36,697,000)    (42,380,000)
                                                       ------------    ------------
                                                       $ 37,840,000    $ 49,055,000
                                                       ============    ============

8.       LEASES

         The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent the foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LEASES (continued)

         such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2000 and 2001 that have not already been reflected on the accompanying consolidated financial statements.

         The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $460,000, $155,000 and $513,000 for the years ended January 31, 1999, 2000 and 2001, respectively.


9.       INCOME TAXES

         The components of income tax expense (benefit) were as follows:

                                      YEARS ENDED JANUARY 31,
                            -----------------------------------------
                                1999           2000           2001
                            -----------    -----------    -----------
Current:
   Federal                  $ 3,102,000    $(3,604,000)   $(1,505,000)
   Foreign                      288,000          2,000             --
   State                             --             --             --
                            -----------    -----------    -----------
                              3,390,000     (3,602,000)    (1,505,000)
Deferred                     (6,850,000)     1,803,000         (4,000)
                            -----------    -----------    -----------
                            $(3,460,000)   $(1,799,000)   $(1,509,000)
                            ===========    ===========    ===========

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES (continued)

         The components of the Company's deferred tax asset consisted of the following as of:

                                                               JANUARY 31,
                                                      --------------------------
                                                          2000           2001
                                                      -----------    -----------
Deferred tax assets:
   Allowance for doubtful accounts                    $   289,000    $   418,000
   Canadian net operating loss carryforward             1,471,000      2,000,000
   Imputed interest carryforward                          374,000             --
   Inventory valuation allowance                          333,000        366,000
   Depreciation                                         2,310,000      1,064,000
   Accruals not yet deductible for tax purposes                --        426,000
   AMT credit                                             802,000        434,000
    Other                                                  36,000          5,000
                                                      -----------    -----------
   Gross deferred tax assets                            5,615,000      4,713,000
   Valuation allowance                                 (2,505,000)    (2,000,000)
                                                      -----------    -----------
         Net assets                                     3,110,000      2,713,000
Deferred tax liabilities:
   Tax accounting change from cash basis to accrual
    basis                                                (402,000)            --
                                                      -----------    -----------
   Deferred tax asset, net                            $ 2,708,000    $ 2,713,000
                                                      ===========    ===========

         The following is a reconciliation of expected to actual income tax expense (benefit):

                                                         YEARS ENDED JANUARY 31,
                                              -----------------------------------------
                                                  1999          2000           2001
                                              -----------    -----------    -----------
Federal income tax expense (benefit) at 34%   $(4,075,000)   $(2,265,000)   $(1,515,000)
State and foreign taxes                                --             --             --
Non-taxable interest income                            --       (227,000)      (160,000)
Deferred benefit not currently recognized       1,483,000      1,022,000        324,000
Nondeductible expenses                             16,000         16,000         22,000
Prior year over accrual                          (600,000)      (639,000)       (57,000)
Other                                            (284,000)       294,000       (123,000)
                                              -----------    -----------    -----------
                                              $(3,460,000)   $(1,799,000)   $(1,509,000)
                                              ===========    ===========    ===========

         The Company had Canadian net operating loss carryforwards of approximately $4,500,000 as of January 31, 2001. The Canadian net operating losses expire in various years through 2007.

         The Company recorded a valuation allowance of $2,505,000 as of January 31, 2000 and $2,000,000 as of January 31, 2001.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SALES AND MAJOR CUSTOMERS

         A summary of the Company's revenues from foreign customers by geographic region is as follows:

                                              YEARS ENDED JANUARY 31,
                                     ---------------------------------------
                                         1999         2000           2001
                                     -----------   -----------   -----------
         Canada                      $ 7,138,000   $ 4,538,000   $10,484,000
         UK/Europe                     3,673,000     2,144,000     4,154,000
         Mexico                        2,121,000         8,000     1,044,000
         South America                 6,819,000       678,000     3,171,000
         Asia                            915,000       107,000        63,000
         Other                                --        36,000       174,000
                                     -----------   -----------   -----------
            Totals                   $20,666,000   $ 7,511,000   $19,090,000
                                     ===========   ===========   ===========


         One customer represented approximately 36% of fiscal 1999 total revenues and three customers represented approximately 17%, 12% and 10% of fiscal 2000 total revenues. Three customers represented approximately 21%, 13% and 10% of fiscal 2001 total revenues. No other customer exceeded 10% of revenues for fiscal 1999, 2000 and 2001.

11.      SHAREHOLDERS' EQUITY

         The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2000 and 2001. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,551,112 and 9,591,112 are issued as of January 31, 2000 and 2001, respectively.

         In July 1995, the Company issued warrants to acquire 35,000 shares of its common stock to a public relations firm engaged by the Company. The warrants are exercisable at $3.50 per share for a period of five years from their issuance, and 15,000 remain unexercised at January 31, 2000. During fiscal 2001, the 15,000 unexercised warrants expired.

         In August 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock for $6.43 per share (the "August 1996 Warrants"), exercisable beginning August 1997 for a period of four years thereafter. Of this amount, warrants to acquire 40,000 shares were unexercised at January 31, 2000. During fiscal 2001, all of these warrants were exercised. In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share (the "December 1996 Warrants"), exercisable beginning

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      SHAREHOLDERS' EQUITY (continued)

         December 14, 1997 for a period of five years. As of January 31, 2000 and 2001, none of the December 1996 Warrants have been exercised. In October 1997, in exchange for services rendered in connection with the Company's secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share (the "1997 Warrants"), exercisable beginning October 28, 1998 for a period of five years thereafter; all 25,000 remain unexercised at January 31, 2000 and 2001. As of January 31, 2001, the exercise prices of the December 1996 Warrants and the 1997 Warrants were $3.56 per share, a result of the anti-dilution provisions of those warrants.

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company has repurchased 616,300 shares of its common stock at an average cost of $5.18 per share as of January 31, 2001 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

12.      COMMITMENTS AND CONTINGENCIES

         Sercel Lease Agreement -- Effective December 16, 1999, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Exclusive Equipment Lease Agreement (the "Sercel Lease Agreement"). The Sercel Lease Agreement replaces the parties' former Exclusive Equipment Lease Agreement (the "Former Agreement") that was entered into in September 1996, under which the Company had completely fulfilled its purchase obligations. With the exception of a different minimum purchase requirement for the Company, the Sercel Lease Agreement is substantially similar to the Former Agreement. As of January 31, 2001, the Company has purchased 10,481 channels of Sercel 408UL equipment. Under the agreement, the Company acts as Sercel's exclusive third-party worldwide short-term leasing representative and Sercel will refer to the Company all requests it receives to lease Sercel 3-D data acquisition equipment and other field equipment, through December 31, 2002.

         Legal Proceedings -- On or about April 23, 1998, several class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      COMMITMENTS AND CONTINGENCIES (continued)

         Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which seeks class action status on behalf of those who purchased the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleges that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On or about January 15, 1999, the Defendants filed a motion to dismiss the CAC. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On December 14, 1999, Plaintiffs served discovery on Defendants. On January 28, 2000, Defendants filed a motion to dismiss the SCAC. On February 4, 2000, the Court agreed with Defendants that Plaintiffs' discovery was improper because, under the Reform Act, discovery is stayed until the Court sustains the sufficiency of the SCAC. On February 28, 2000, the Plaintiffs filed an opposition to Defendants' motions to dismiss, and on March 15, 2000, Defendants filed their reply. The Company awaits the Court's ruling. On April 17, 2001, Defendants agreed in principle with Plaintiffs to a $2,700,000 settlement agreement, to be paid by the Company and its insurance carrier, pending execution of a final settlement agreement and approval by the Court. (See Note 17 for discussion regarding settlement agreement.)

         The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

         Employment Agreement -- Effective January 15, 1997, the Company entered into an employment agreement with the Company's president for a term of five years, beginning January 15, 1997, which term is automatically extended for successive one-year periods unless either party gives written notice of termination at least 30 days prior to the end of the current term. The agreement provides for an annual salary of $150,000, subject to increase by the Board of Directors. It may be terminated prior to the end of the initial term or any extension thereof if the president dies; if it is determined that the president has become disabled; if the Board of Directors determines that the president has breached the employment agreement in any material respect, has appropriated a material business opportunity of the Company or has engaged in fraud or dishonesty with respect to the Company's business that is punishable by imprisonment. If the president's employment is terminated by the Company prior to the end of the initial five-year term other than for a reason enumerated above, the president will be entitled to payments equal to $450,000,

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      COMMITMENTS AND CONTINGENCIES (continued)

         payable ratably over the 24 months following such termination. For a period of two years after the termination of the agreement, the president is prohibited from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor.

13.      STOCK OPTION PLANS

         The Company's stock option plans consist of the 1994 Stock Option Plan, the 1998 Stock Awards Plan, the 2000 Stock Option Plan and the 1994 Non-Employee Director Plan (the "Director Plan"). Under the 1994 Stock Option Plan, incentive stock options and unqualified stock options to purchase a maximum of 350,000 shares of common stock may be issued to officers, employee directors, key employees and consultants of the Company.

         Under the 1998 Stock Awards Plan, up to 350,000 shares of common stock may be issued in the form of stock options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards to the Company's employees.

         Under the 2000 Stock Option Plan, up to 500,000 shares of common stock may be issued in the form of incentive stock options and unqualified stock options to the Company's employees, consultants and non-employee directors.

         With respect to incentive stock options issued under the 1994 Stock Option Plan, the 1998 Stock Awards Plan and the 2000 Stock Option Plan, no option may be granted more than 10 years after the effective date of the stock option plan or exercised more than 10 years after the date of grant (five years if the optionee owns more than 10% of the common stock of the Company at the date of grant). The vesting period for options will be determined by the Compensation Committee, except that no option may be exercised sooner than six months from the date of grant. Additionally, with regard to incentive stock options, the exercise price of the option may not be less than 100% of the fair market value of the common stock at the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company.

         As of January 31, 2001, options to purchase an aggregate of 349,700 shares have been granted and options to purchase 191,700 shares of common stock are issued and outstanding under the 1994 Stock Option Plan, 67,250 of which are exercisable at a price of $5.00 per share, 30,000 of which are exercisable at $3.29 per share, 30,000 of which are exercisable

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTION PLANS (continued)

         at $5.75 per share, 49,450 of which are exercisable at $22.00 per share and 15,000 of which are exercisable at $5.38 per share. As of January 31, 2001, options to purchase an aggregate of 347,900 shares of common stock are issued and outstanding under the 1998 Stock Awards Plan, 60,000 of which are exercisable at a price of $7.38 per share and 287,900 of which are exercisable at $3.56 per share. As of January 31, 2001, options to purchase an aggregate of 279,750 shares of common stock are issued and outstanding under the 2000 Stock Option Plan, 279,000 of which are exercisable at a price of $5.13 per share and 750 of which are exercisable at $5.53 per share.

         The Director Plan provides for the grant of up to 50,000 unqualified stock options. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase 5,000 shares of common stock are granted to each non-employee director upon his election to the Board and every year thereafter so long as he is re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire 10 years after the date of the grant. As of January 31, 2001, options to purchase an aggregate of 41,000 shares of common stock are issued and outstanding under the Director Plan, 1,000 of which are exercisable at $2.88 per share, 1,000 of which are exercisable at $3.13 per share, 10,000 of which are exercisable at $4.06 per share, 15,000 of which are exercisable at $5.13 per share, 2,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 2,000 of which are exercisable at $11.13 per share.

         Activity in the 1994 Stock Option Plan, 1998 Stock Awards Plan, 2000 Stock Option Plan and Director Plan for the years ended January 31, 1999, 2000 and 2001 was as follows:

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      STOCK OPTION PLANS (continued)

                                                           Weighted
                                                           Average
                                                           Exercise
                                             Number of       Price
                                              Shares       Per Share
                                             ---------     ---------
Outstanding, January 31, 1998                  271,880      $  8.91
      Exercised                                (41,000)        4.31
      Granted                                   85,000         7.45
      Expired                                  (15,300)       22.00
                                             ---------      -------
Outstanding, January 31, 1999                  300,580      $  8.46
      Exercised                                     --           --
      Granted                                  300,000         3.58
      Expired                                  (31,380)        4.93
                                             ---------      -------
Outstanding, January 31, 2000                  569,200      $  6.08
      Exercised                                     --           --
      Granted                                  304,350         5.13
      Expired                                  (13,200)        5.53
                                             ---------      -------
Outstanding, January 31, 2001                  860,350      $  5.75
                                             =========      =======


         As of January 31, 2001, options to acquire 353,667 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $7.37 per share.

         The remaining options, which have a weighted average exercise price of $4.62 per share, will vest over the next three fiscal years. If not previously exercised, options outstanding at January 31, 2001 will expire as follows: 67,250 options expire on May 9, 2004; 1,000 options expire on March 16, 2005; 2,000 options expire on June 8, 2005; 30,000 options expire on December 4, 2005; 3,000 options expire on June 12, 2006; 30,000 options expire on August 14, 2006; 3,000 options expire on June 11, 2007; 49,450 options expire on October 3, 2007; 10,000 options expire on July 9, 2008; 15,000 options expire on August 31, 2008; 60,000 options expire on September 29, 2008; 287,900 options expire on February 23, 2009; 10,000 options expire on July 23, 2009; 294,000 options expire on July 27, 2010 and 750 options expire on August 15, 2010.

         The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since options have been granted at fair value. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      STOCK OPTION PLANS (continued)

         been decreased to the pro forma amounts indicated below:

                                                YEARS ENDED JANUARY 31,
                                    -----------------------------------------------
                                         1999            2000             2001
                                    -------------    -------------    -------------
Net loss
      As reported                   $  (8,526,000)   $  (4,864,000)   $  (2,946,000)
      Pro forma                        (9,177,000)      (5,238,000)      (3,431,000)
Net loss per common share (basic)
      As reported                   $        (.90)   $        (.51)   $        (.32)
      Pro forma                              (.97)            (.55)            (.37)


         The fair value of each option grant was estimated on the date of grant using the Black- Scholes option pricing model with the following assumptions: risk free rates of 4.5% to 7%; volatility of 66%, 62% and 65% for 1999, 2000 and 2001, respectively; no assumed dividend yield; and expected lives of 3-5 years.


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of trade receivables, marketable securities, notes receivable and payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value due to the short maturity of these instruments.


15.      PROVISION FOR ASSET IMPAIRMENT

         During the fiscal year ended January 31, 1999, the Company recorded a pretax asset impairment charge of $15.1 million. The non-cash asset impairment charge was recorded in accordance with SFAS No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the recent oil and gas industry downturn was such an event. The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's seismic equipment lease pool assets was more than the estimated undiscounted future net cash flows. As such, under SFAS No. 121, the Company wrote down those assets to their estimated fair market value based on discounted cash flows using an effective rate of 8.0%. Undiscounted future net cash flows were calculated based on individual types of seismic equipment using projected future utilization and lease rates over the estimated remaining useful lives of the assets.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      PROVISION FOR ASSET IMPAIRMENT (continued)

         The Company's seismic equipment assets have been historically depreciated over 3-10 years. The impairment was recorded based on certain estimates and projections as stipulated in SFAS No. 121. There was no such charge in fiscal 2000 or 2001.


16.      QUARTERLY FINANCIAL DATA (Unaudited)

           (in thousands, except per share amounts)

                           Fiscal Year   April 30     July 31    October 31    January 31
                           -----------   --------     -------    ----------    ----------
Net sales:                      2001     $ 4,108      $ 4,197      $ 3,753      $ 8,539
                                2000       1,645          625        2,434        5,940

Gross profit:                   2001       2,753        2,971        2,555        5,346
                                2000       1,341          417        1,616        3,606

Income (loss) before taxes:     2001      (1,120)        (950)      (1,654)        (731)
                                2000      (1,822)      (2,695)      (1,485)        (661)

Income taxes (benefit):(1)      2001        (327)          --           --       (1,182)
                                2000        (580)        (603)        (415)        (201)

Net income (loss):              2001        (793)        (950)      (1,654)         451
                                2000      (1,242)      (2,092)      (1,070)        (460)

Basic earnings (loss) per
common share:                   2001       (0.08)       (0.10)       (0.18)        0.05
                                2000       (0.13)       (0.22)       (0.11)       (0.05)

Diluted earnings (loss) per
common share:                   2001       (0.08)       (0.10)       (0.18)        0.05
                                2000       (0.13)       (0.22)       (0.11)       (0.05)


(1) During the fourth quarter of fiscal 2001, the Company triggered alternative minimum tax credits and experienced better than expected operating results allowing the Company to recover previously paid taxes.


17.      SUBSEQUENT EVENT

         Lawsuit Settlement --

         On April 17, 2001, the Company announced that it had reached an agreement in principle with plaintiffs to settle the shareholder class action suits pending against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. The principal terms of the agreement call for the establishment of a settlement fund consisting of $2.7 million to be paid by the Company and its insurance

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      SUBSEQUENT EVENT (continued)

         carrier. The agreement is subject to execution of definitive settlement documents and Court approval. As such, the Company took a $1.1 million charge (pre-tax) in its January 31, 2001 financial statements related to lawsuit settlement, which is included in other expenses.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Mitcham Industries, Inc. and Subsidiary included in this Form 10-K and have issued our report thereon dated March 29, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
March 29, 2001

                                   SCHEDULE II

                            MITCHAM INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

         COL. A               COL. B                COL. C(1)              COL. D           COL. E
----------------------   -------------------   --------------------   ---------------   -------------
                              BALANCE AT       ADDITIONS CHARGED TO     DEDUCTIONS --    BALANCE AT
      DESCRIPTION        BEGINNING OF PERIOD    COSTS AND EXPENSES       DESCRIBE       END OF PERIOD
----------------------   -------------------   --------------------   ---------------   -------------
January 31, 1999
   Allowance for
    doubtful accounts         $1,024,000             $1,705,000        $1,104,000(A)     $1,625,000

January 31, 2000
   Allowance for
    doubtful accounts         $1,625,000             $  575,000        $1,357,000(A)     $  843,000

January 31, 2001
   Allowance for
    doubtful accounts         $  843,000             $  225,000        $ (162,000)(A)    $1,230,000


---------
(A) Represents recoveries and uncollectible accounts written off.

Note: Column C(2) has been omitted, as all answers would be "none."

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  23            Consent of Independent Certified Public Accountants