Form 10-Q
period 2001-04-30
MITCHAM INDUSTRIES INC
filed 2001-06-14
CIK 926423

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

                  For the quarterly period ended April 30, 2001

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142

        =============================================================

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

                                 (936) 291-2277
              (Registrant's telephone number, including area code)
        =============================================================



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,949,415 shares of Common Stock, $0.01 par value, were outstanding as of June 8, 2001.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                                      PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets....................................   3
                    Condensed Consolidated Statements of Operations..........................   4
                    Condensed Consolidated Statements of Cash Flows..........................   5
                    Notes to Condensed Consolidated Financial Statements.....................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................   8

                                       PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................................  12

Item 6.     Exhibits and Reports on Form 8-K.................................................  12

            Signatures.......................................................................  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           April 30,    January 31,
                                 ASSETS                                      2001          2001
                                 ------                                    --------     -----------
                                                                          (Unaudited)
CURRENT ASSETS:
     Cash                                                                  $  4,195      $  4,317
     Marketable securities, at market                                         1,068         7,085
     Accounts receivable, net                                                 5,243         5,742
     Notes receivable                                                         1,372         1,470
     Income tax receivable                                                      707           787
     Deferred tax asset                                                       2,067         2,067
     Prepaid expenses and other current assets                                  448           458
                                                                           --------      --------
        Total current assets                                                 15,100        21,926
 Seismic equipment lease pool, property and equipment                        94,135        91,435
 Accumulated depreciation of seismic equipment lease pool,
       property and equipment                                               (45,833)      (42,380)
 Notes receivable                                                               440           610
 Deferred tax asset                                                             646           646
 Other assets                                                                   323           324
                                                                           --------      --------
          Total assets                                                     $ 64,811      $ 72,561
                                                                           ========      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

 CURRENT LIABILITIES:
     Accounts payable                                                      $  1,002      $  8,259
     Customer deposits                                                           13           503
     Accrued wages                                                              333           236
     Current maturities - long-term debt                                      1,891         1,856
     Deferred revenue                                                           935           947
     Accrued lawsuit settlement liability                                     1,202         1,202
     Accrued expenses and other current liabilities                             192           126
                                                                           --------      --------
          Total current liabilities                                           5,568        13,129
 Long-term debt                                                               6,108         5,444
                                                                           --------      --------
          Total liabilities                                                  11,676        18,573

 SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
         none issued and outstanding                                             --            --
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         9,592,815 and 9,591,112 shares, respectively, issued                    96            96
     Additional paid-in capital                                              61,601        61,601
     Treasury stock, at cost, 702,400 and 240,100 shares, respectively       (3,717)       (3,195)
     Accumulated deficit                                                     (3,073)       (3,566)
     Accumulated other comprehensive loss                                    (1,772)         (948)
                                                                           --------      --------
          Total shareholders' equity                                         53,135        53,988
                                                                           --------      --------
          Total liabilities and shareholders' equity                       $ 64,811      $ 72,561
                                                                           ========      ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        APRIL 30,
                                                              ----------------------------
                                                                  2001             2000
                                                              -----------      -----------
REVENUES:
    Short-term leasing                                        $     4,939      $     2,956
    Leasing under lease/purchase agreements                         1,316               26
    Other equipment sales                                             818            1,126
                                                              -----------      -----------
         Total revenues                                             7,073            4,108

COSTS AND EXPENSES:
    Direct costs                                                      878              519
    Cost of other equipment sales                                     530              836
    General and administrative                                      1,073              923
    Provision for doubtful accounts                                    25               50
    Depreciation                                                    3,987            3,060
                                                              -----------      -----------
         Total costs and expenses                                   6,493            5,388
                                                              -----------      -----------

OPERATING INCOME (LOSS)                                               580           (1,280)

Other income (expense) - net                                          (87)             160
                                                              -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                     493           (1,120)
BENEFIT FOR INCOME TAXES                                               --             (327)
                                                              -----------      -----------
NET INCOME (LOSS)                                             $       493      $      (793)
                                                              ===========      ===========

Earnings (loss) per common share
     Basic                                                    $       .06      $      (.08)
     Diluted                                                  $       .05      $      (.08)
                                                              ===========      ===========

Shares used in computing earnings (loss) per common share
     Basic                                                      8,917,000        9,443,000
     Dilutive effect of common stock equivalents                  214,000               --
                                                              -----------      -----------
     Diluted                                                    9,131,000        9,443,000
                                                              ===========      ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       APRIL 30,
                                                                 --------------------
                                                                  2001         2000
                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $   493      $  (793)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Depreciation                                              3,987        3,060
         Provision for doubtful accounts, net of charge offs          25           50
         Accounts receivable                                         743          579
         Federal income taxes                                         79         (292)
         Accounts payable and other current liabilities           (7,596)      (3,871)
         Other assets                                                 11         (269)
                                                                 -------      -------
              Net cash used in operating activities               (2,258)      (1,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                (4,380)      (1,371)
     Purchases of property and equipment                             (37)         (63)
     Sale (purchase) of marketable securities, net                 6,017        1,872
     Disposal of lease pool equipment                                359          663
                                                                 -------      -------
         Net cash provided by investing activities                 1,959        1,101

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                  1,200           --
     Payments on short-term borrowings                              (501)          --
     Purchases of common stock for treasury                         (522)      (1,160)
                                                                 -------      -------
         Net cash provided by (used in) financing activities         177       (1,160)

NET DECREASE IN CASH                                                (122)      (1,595)
CASH, BEGINNING OF PERIOD                                          4,317        3,588
                                                                 -------      -------
CASH, END OF PERIOD                                              $ 4,195      $ 1,993
                                                                 =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                $   129      $    --
         Income taxes                                            $    --      $    --
                                                                 =======      =======


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2001. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2001; the results of operations for the three months ended April 30, 2001 and 2000; and cash flows for the three months ended April 30, 2001 and 2000, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2002.

2.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings
         On or about April 23, 1998, several purported class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of
         Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which sought class action status on behalf of purchasers of the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleged that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On October 2, 2000, the Court granted in part and denied in part the Defendants' motions to dismiss the SCAC. On December 5, 2000, the Defendants answered and denied the allegations in the SCAC. On April 17, 2001, facing protracted and expensive litigation, Defendants agreed in principle with Plaintiffs to a $2,700,000 settlement, to be paid by the Company and its insurance carrier, pending execution of a final settlement agreement and approval by the Court.

         The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.       TREASURY STOCK

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company has repurchased 702,400 shares of its common stock at an average price of $5.29 per share as of April 30, 2001 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

4.       INCOME TAXES

         The Company reflected no tax expense for the quarter ended April 30, 2001. This estimate of taxes differs from an expected statutory rate because the Company was in a tax loss position and increased its valuation allowance on its deferred tax assets.

5.       RECLASSIFICATIONS

         Certain 2000 amounts have been reclassified to conform to 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's sales are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. The Company believes that during the latter half of 1998, the exploration and production companies anticipated an extended period of low oil and gas prices and began to reduce their intended levels of expenditures for seismic data. Over the last twelve months, the seismic industry has begun to recover from the depressed levels of activity in prior years.

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at April 30, 2001 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2001 and 2000

         For the first quarter ended April 30, 2001 total revenues increased 72% to $7.1 million from $4.1 million in the corresponding period of the prior year. This increase is attributable to a higher demand for rental equipment as evidenced by the nearly $3.3 million increase in leasing revenues as compared to prior year. The prior year revenues for the comparable quarter reflect a significant decrease in all categories of revenues as compared to historical levels in the Company's first quarter as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended April 30, 2001 were $1.3 million. The prior year's amount was not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts. The current quarter's other equipment sales generated a gross margin of 35% as compared to 26% for the quarter ended April 30, 2000. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased $150,000 from the corresponding prior year period primarily due to an increase in customer relations, compensation expenses and franchise taxes, partially offset by a decrease in travel and legal expenses. Additionally, during the quarter, the Company incurred personnel and related costs associated with international marketing efforts.

         Depreciation expense for the quarter ended April 30, 2001 increased $927,000, or 30%, to $4.0 million from $3.1 million for the same period last year. The increase is primarily the result of a larger seismic equipment lease pool, on a cost basis, as compared to April 30, 2000. Additionally, the Company has sold older, more fully depreciated seismic equipment during the past year and replaced it with newer equipment, thus increasing depreciation expense. The Company's seismic equipment lease pool increased $20.2 million, on a cost basis, to $92.3 million at April 30, 2001, from $72.1 million at April 30, 2000.

         The Company recorded net income for the first quarter ended April 30, 2001 in the amount of $493,000, compared to a net loss of $793,000 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2001, the Company had net working capital of approximately $9.5 million as compared to net working capital of $8.8 million at January 31, 2001. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash used in operating activities for the quarter ended April 30, 2001 was $2.3 million, as compared to net cash used in operating activities of $1.5 million for the quarter ended April 30, 2000.

         At April 30, 2001, the Company had trade accounts receivable of $1.1 million that were more than 90 days past due. At April 30, 2001, the Company's allowance for doubtful accounts was approximately $1.3 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortizes over 48 months and bears interest at the rate of prime plus one percent, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. As of April 30, 2001, the Company has drawn the entire $8.5 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program.

         Capital expenditures for the quarter ended April 30, 2001 totaled approximately $4.4 million compared to capital expenditures of $1.4 million for the corresponding period in the prior year. During the quarter ended April 30, 2001, the Company repurchased 86,100 shares of its common stock for an aggregate cost of $522,000, or $6.06 per share. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company has approximately $8.3 million of customer accounts and notes receivable at April 30, 2001, of which $1.1 million is over ninety days past-due. At April 30, 2001, the Company has an allowance of $1.3 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

THE COMPANY MUST CONTINUALLY OBTAIN ADDITIONAL LEASE CONTRACTS

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

THE COMPANY'S SEISMIC LEASE POOL IS SUBJECT TO TECHNOLOGICAL OBSOLESCENCE

         The Company has a substantial capital investment in seismic data acquisition equipment. The development by manufacturers of seismic equipment of newer technology systems or component parts that have significant competitive advantages over seismic systems and component parts now in use could have an adverse effect on the Company's ability to profitably lease and sell its existing seismic equipment. Significant improvements in technology may also require the Company to recognize an asset impairment charge to its lease pool investment, and to correspondingly invest significant sums to upgrade or replace its existing lease pool with newer-technology equipment demanded by its customers.

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

WEATHER CONDITIONS CAUSE SEASONAL RESULTS

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

DISRUPTION IN SUPPLIER RELATIONSHIPS COULD ADVERSELY AFFECT THE COMPANY

         The Company has and continues to rely on purchase agreements with Sercel. To a lesser extent, the Company also relies on its suppliers for lease referrals. The termination of these agreements for any reason could materially adversely affect the Company's business. Any difficulty in obtaining seismic equipment from suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several purported class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of
         Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which sought class action status on behalf of purchasers of the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleged that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On October 2, 2000, the Court granted in part and denied in part the Defendants' motions to dismiss the SCAC. On December 5, 2000, the Defendants answered and denied the allegations in the SCAC. On April 17, 2001, facing protracted and expensive litigation, Defendants agreed in principle with Plaintiffs to a $2,700,000 settlement, to be paid by the Company and its insurance carrier, pending execution of a final settlement agreement and approval by the Court.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K

        None.

    (b) EXHIBITS

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MITCHAM INDUSTRIES, INC.




Date:  June 13, 2001               /s/ CHRISTOPHER C. SIFFERT
                                   ---------------------------------------------
                                   CHRISTOPHER C. SIFFERT
                                   CORPORATE CONTROLLER
                                   (AUTHORIZED OFFICER AND PRINCIPAL
                                   ACCOUNTING OFFICER)