Form 10-Q
period 2001-07-31
MITCHAM INDUSTRIES INC
filed 2001-09-14
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 000-25142
--------------------------------------------------------------------------------


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

                                 (936) 291-2277
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,890,901 shares of Common Stock, $0.01 par value, were outstanding as of September 12, 2001.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets.........................   3
              Condensed Consolidated Statements of Operations...............   4
              Condensed Consolidated Statements of Cash Flows...............   5
              Notes to Condensed Consolidated Financial Statements..........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........   9

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  12

Item 4.   Submission of Matters to a Vote of Security Holders...............  13

Item 6.   Exhibits and Reports on Form 8-K..................................  13

          Signatures........................................................  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         July 31,     January 31,
                                ASSETS                                     2001          2001
                                ------                                 -----------    -----------
                                                                       (Unaudited)
CURRENT ASSETS:
    Cash                                                                $  8,348       $  4,317
    Marketable securities, at market                                          --          7,085
    Accounts receivable, net                                               6,097          5,742
    Notes receivable                                                       1,296          1,470
    Income tax receivable                                                     --            787
    Deferred tax asset                                                     1,581          2,067
    Prepaid expenses and other current assets                                448            458
                                                                        --------       --------
         Total current assets                                             17,770         21,926
Seismic equipment lease pool, property and equipment                      91,496         91,435
Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                             (46,573)       (42,380)
Notes receivable                                                             541            610
Deferred tax asset                                                           646            646
Other assets                                                                 358            324
                                                                        --------       --------
         Total assets                                                   $ 64,238       $ 72,561
                                                                        ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                    $  1,009       $  8,259
    Customer deposits                                                        565            503
    Accrued wages                                                            233            236
    Current maturities - long-term debt                                    2,254          1,856
    Deferred revenue                                                         689            947
    Accrued lawsuit settlement liability                                      --          1,202
    Income taxes payable                                                      66             --
    Accrued expenses and other current liabilities                           291            126
                                                                        --------       --------
         Total current liabilities                                         5,107         13,129
Long-term debt                                                             5,394          5,444
                                                                        --------       --------
         Total liabilities                                                10,501         18,573

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                           --             --
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,657,801 and 9,591,112 shares, respectively, issued                  97             96
    Additional paid-in capital                                            61,814         61,601
    Treasury stock, at cost, 719,900 and 240,100 shares, respectively     (3,828)        (3,195)
    Accumulated deficit                                                   (2,739)        (3,566)
    Accumulated other comprehensive loss                                  (1,607)          (948)
                                                                        --------       --------
         Total shareholders' equity                                       53,737         53,988
                                                                        --------       --------
         Total liabilities and shareholders' equity                     $ 64,238       $ 72,561
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JULY 31,                      JULY 31,
                                                     ------------------------      ------------------------
                                                        2001           2000           2001           2000
                                                     ---------      ---------      ---------      ---------
REVENUES:
Short-term leasing                                   $   5,285      $   2,232      $  10,224      $   5,188
Leasing under lease/purchase agreements                    254            342          1,570            368
Equipment sales and other                                2,528          1,623          3,346          2,749
                                                     ---------      ---------      ---------      ---------
         Total revenues                                  8,067          4,197         15,140          8,305

COSTS AND EXPENSES:
Direct costs                                               264            256          1,142            775
Cost of other equipment sales                            1,372            970          1,902          1,806
General and administrative                               1,079          1,120          2,151          2,043
Provision for doubtful accounts                             50             25             75             75
Depreciation                                             4,410          2,932          8,397          5,992
                                                     ---------      ---------      ---------      ---------
         Total costs and expenses                        7,175          5,303         13,667         10,691
                                                     ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                                    892         (1,106)         1,473         (2,386)

Other income (expense) - net                               (60)           156           (147)           316
                                                     ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                          832           (950)         1,326         (2,070)
PROVISION (BENEFIT) FOR INCOME TAXES                       499             --            499           (327)
                                                     ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                    $     333      $    (950)     $     827      $  (1,743)
                                                     =========      =========      =========      =========

Earnings (loss) per common share:
     Basic                                           $    0.04      $   (0.10)     $    0.09      $   (0.19)
     Diluted                                         $    0.04      $   (0.10)     $    0.09      $   (0.19)
                                                     =========      =========      =========      =========

Shares used in computing earnings (loss) per
common share:
    Basic                                            8,918,000      9,191,000      8,918,000      9,315,000
    Dilutive effect of common stock equivalents        274,000             --        252,000             --
                                                     ---------      ---------      ---------      ---------
    Diluted                                          9,192,000      9,191,000      9,170,000      9,315,000
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JULY 31,
                                                                       --------------------
                                                                         2001         2000
                                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   827      $(1,743)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
         Depreciation                                                    8,397        5,992
         Provision for doubtful accounts, net of charge offs                18           74
         Accounts receivable                                              (130)       1,460
         Federal income taxes                                            1,338         (295)
         Accounts payable and other current liabilities                 (8,905)      (3,799)
         Other assets                                                      (24)        (286)
                                                                       -------      -------
              Net cash provided by operating activities                  1,521        1,403

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                      (8,962)      (4,047)
     Purchases of property and equipment                                   (37)        (131)
     Sale of marketable securities, net                                  7,085        1,912
     Disposal of lease pool equipment                                    4,495        1,281
                                                                       -------      -------
         Net cash provided by (used in) investing activities             2,581         (985)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term borrowings                                     348           --
     Proceeds from issuance of common stock upon exercise of
        warrants and options                                               214           --
     Purchases of common stock for treasury                               (633)      (2,738)
                                                                       -------      -------
         Net cash used in financing activities                             (71)      (2,738)

NET CHANGE IN CASH                                                       4,031       (2,320)
CASH, BEGINNING OF PERIOD                                                4,317        3,588
                                                                       -------      -------
CASH, END OF PERIOD                                                    $ 8,348      $ 1,268
                                                                       =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                      $   294      $    --
         Income taxes                                                  $    --      $    --
                                                                       =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2001. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2001; the results of operations for the three and six months ended July 31, 2001 and 2000; and cash flows for the six months ended July 31, 2001 and 2000, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2002.

2.    COMMITMENTS AND CONTINGENCIES

      Legal Proceedings
      On or about April 23, 1998, several purported class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which sought class action status on behalf of purchasers of the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleged that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On October 2, 2000, the Court granted in part and denied in part the Defendants' motions to dismiss the SCAC. On December 5, 2000, the Defendants answered and denied the allegations in the SCAC. On April 17, 2001, facing protracted and expensive litigation, Defendants agreed in principle with Plaintiffs to a $2,700,000 settlement, paid by the Company and its insurance carrier, pending execution of a final settlement agreement and approval by the Court.

      The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.    TREASURY STOCK

      In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. On July 18, 2001, the Board of Directors increased the number of shares authorized to be repurchased to a total of up to 1,250,000 shares. The Company has repurchased 719,900 shares of its common stock at an average price of $5.32 per share as of July 31, 2001 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at July 31, 2001 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

For the three months ended July 31, 2001 and 2000

         For the quarter ended July 31, 2001, total revenues increased by $3.9 million to $8.1 million from $4.2 million in the corresponding period of the prior year. This increase is attributable to a higher demand for rental equipment as evidenced by the nearly $3.0 million increase in leasing revenues as compared to the comparable quarter in the prior year. The prior year revenues for the comparable quarter reflect a significant decrease in all categories of revenues as compared to historical levels for the Company as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended July 31, 2001 and 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts. During the quarter ended July 31, 2001, other equipment sales generated a gross margin of 46% as compared to 40% for the same period in 2000. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased $41,000 from the corresponding prior year period primarily due to an increase in insurance, advertising, convention, travel and business promotion expenses partially offset by a decrease in investor relations expenses. Additionally, the Company incurred personnel and related costs during 2001 associated with international marketing efforts.

         Depreciation expense for the quarter ended July 31, 2001 increased by $1,478,000, or 50%, to $4.4 million from $2.9 million for the same period last year. The increase is primarily the result of capital additions to the seismic equipment lease pool during the past year.

         The Company recorded net income for the quarter ended July 31, 2001 in the amount of $333,000 compared to a net loss of $950,000 for the same period of the previous year.

For the six months ended July 31, 2001 and 2000

         For the six months ended July 31, 2001, total revenues increased by $6.8 million to $15.1 million from $8.3 million in the corresponding period of the prior year. Fiscal 2002 revenues through July 31, 2001 reflect a significant increase in all categories of revenues compared to total revenues for the same period of the prior year, mainly a reflection of the increased seismic activity worldwide.

         Equipment sales and leasing revenues under lease/purchase agreements during the six months ended July 31, 2001 totaled $1.6 million. Comparable amounts in the prior year were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts.

         During the six months ended July 31, 2001, other equipment sales generated a gross margin of 43% as compared to 34% for the same period in 2000. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $108,000 from the corresponding prior year period primarily due to personnel and related costs associated with international marketing efforts, an increase in insurance, compensation expenses, franchise taxes and professional fees partially offset by a decrease in travel and business promotion expenses.

         Depreciation expense for the six months ended July 31, 2001 increased by $2.4 million, or 40%, to $8.4 million from $6.0 million for the same period last year. The increase is primarily the result of a larger seismic equipment lease pool, on a cost basis, as compared to July 31, 2000. Additionally, the Company has sold older, more fully depreciated seismic equipment during the past year and replaced it with newer equipment, thus increasing depreciation expense. The Company's seismic equipment lease pool increased by $16.5 million, on a cost basis, to $89.7 million at July 31, 2001, from $73.2 million at July 31, 2000.

         The Company recorded net income for the six months ended July 31, 2001 in the amount of $827,000 compared to a net loss of $1,743,000 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2001, the Company had net working capital of approximately $12.7 million as compared to net working capital of $8.8 million at January 31, 2001. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the six months ended July 31, 2001 was $1.5 million, as compared to net cash provided by operating activities of $1.4 million for the six months ended July 31, 2000.

         At July 31, 2001, the Company had trade accounts receivable of $1.7 million that were more than 90 days past due. At July 31, 2001, the Company's allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortizes over 48 months and bears interest at the rate of prime plus one percent, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. As of July 31, 2001, the Company has drawn the entire $8.5 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program.

         Capital expenditures for the six months ended July 31, 2001 totaled approximately $9.0 million compared to capital expenditures of $4.2 million for the corresponding period in the prior year. During the six months ended July 31, 2001, the Company repurchased 103,600 shares of its common stock for an aggregate cost of $633,000, or an average price of $6.11 per share. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.


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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $9.2 million of customer accounts and notes receivable at July 31, 2001, of which $1.7 million is over ninety days past due. At July 31, 2001, the Company has an allowance of $1.2 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several purported class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of
         Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which sought class action status on behalf of purchasers of the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleged that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On October 2, 2000, the Court granted in part and denied in part the Defendants' motions to dismiss the SCAC. On December 5, 2000, the Defendants answered and denied the allegations in the SCAC. On April 17, 2001, facing protracted and expensive litigation, Defendants agreed in principle with Plaintiffs to a $2,700,000 settlement, paid by the Company and its insurance carrier, pending execution of a final settlement agreement and approval by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Shareholders on July 18, 2001. Shareholders of record at the close of business on May 30, 2001 were entitled to vote.

    (b) Shareholders elected each of the six directors nominated for the Board of Directors:

         NAME OF NOMINEE                    FOR             WITHHELD

        Billy F. Mitcham, Jr.            7,942,969           182,450
        R. Dean Lewis                    8,077,469            47,950
        John F. Schwalbe                 8,077,269            48,150
        William J. Sheppard              7,940,169           185,250
        P. Blake Dupuis                  7,941,169           184,250
        Peter H. Blum                    8,081,969            43,450

    (c) The Shareholders approved the amendment of the Company's 2000 Stock Option Plan:

                     FOR         AGAINST      ABSTAINING    BROKER NON-VOTES

                  3,705,114      589,371        39,630         3,791,304

    (d) The Shareholders ratified the appointment of Hein + Associates LLP as the Company's independent auditors:

                     FOR         AGAINST      ABSTAINING

                  8,075,521      21,078         28,820

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K
        None.

    (b) EXHIBITS
        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MITCHAM INDUSTRIES, INC.




Date:  September 14, 2001                /s/ CHRISTOPHER C. SIFFERT
                                         ---------------------------------------
                                         Christopher C. Siffert,
                                         Corporate Controller
                                         (Authorized Officer and
                                         Principal Accounting Officer)