Form 10-Q
period 2001-10-31
MITCHAM INDUSTRIES INC
filed 2001-12-14
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     ----------------------------------------------------------------------

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,779,801 shares of Common Stock, $0.01 par value, were outstanding as of December 12, 2001.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets...........................   3
            Condensed Consolidated Statements of Operations.................   4
            Condensed Consolidated Statements of Cash Flows.................   5
            Notes to Condensed Consolidated Financial Statements............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........   9

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  12

Item 6.  Exhibits and Reports on Form 8-K...................................  12

         Signatures.........................................................  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         October 31,   January 31,
                             ASSETS                                         2001         2001
                             ------                                     ------------   -----------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                                  $  9,913      $  4,317
    Marketable securities, at market                                            --         7,085
    Accounts receivable, net                                                 7,585         5,742
    Notes receivable                                                         1,028         1,470
    Income tax receivable                                                       --           787
    Deferred tax asset                                                         984         2,067
    Prepaid expenses and other current assets                                  516           458
                                                                          --------      --------
         Total current assets                                               20,026        21,926
Seismic equipment lease pool, property and equipment                        85,044        91,435
Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                               (43,657)      (42,380)
Notes receivable                                                               517           610
Deferred tax asset                                                             822           646
Other assets                                                                   387           324
                                                                          --------      --------
         Total assets                                                     $ 63,139      $ 72,561
                                                                          ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                      $  2,412      $  8,259
    Customer deposits                                                           38           503
    Accrued wages                                                              232           236
    Current maturities - long-term debt                                      2,254         1,856
    Deferred revenue                                                           750           947
    Accrued lawsuit settlement liability                                        --         1,202
    Income taxes payable                                                        53            --
    Accrued expenses and other current liabilities                             364           126
                                                                          --------      --------
         Total current liabilities                                           6,103        13,129
Long-term debt                                                               4,847         5,444
                                                                          --------      --------
         Total liabilities                                                  10,950        18,573

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                             --            --
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,657,801 and 9,591,112 shares, respectively, issued                    97            96
    Additional paid-in capital                                              61,814        61,601
    Treasury stock, at cost, 851,100 and 240,100 shares, respectively       (4,414)       (3,195)
    Accumulated deficit                                                     (2,850)       (3,566)
    Accumulated other comprehensive loss                                    (2,458)         (948)
                                                                          --------      --------
         Total shareholders' equity                                         52,189        53,988
                                                                          --------      --------
         Total liabilities and shareholders' equity                       $ 63,139      $ 72,561
                                                                          ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        OCTOBER 31,                OCTOBER 31,
                                                 -----------------------     -----------------------
                                                    2001          2000          2001          2000
                                                 ---------     ---------     ---------     ---------
REVENUES:
Short-term leasing                               $   4,722     $   2,545     $  14,946     $   7,733
Leasing under lease/purchase agreements                514           202         2,084           570
Equipment sales and other                            2,434         1,006         5,780         3,755
                                                 ---------     ---------     ---------     ---------
         Total revenues                              7,670         3,753        22,810        12,058

COSTS AND EXPENSES:
Direct costs                                           435           347         1,577         1,120
Cost of other equipment sales                        1,858           851         3,760         2,659
General and administrative                           1,077         1,078         3,229         3,121
Provision for doubtful accounts                         50            25           125           100
Depreciation                                         3,912         3,268        12,309         9,260
                                                 ---------     ---------     ---------     ---------
         Total costs and expenses                    7,332         5,569        21,000        16,260
                                                 ---------     ---------     ---------     ---------

OPERATING INCOME (LOSS)                                338        (1,816)        1,810        (4,202)

Other income (expense) - net                           (28)          162          (175)          478
                                                 ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                      310        (1,654)        1,635        (3,724)
PROVISION (BENEFIT) FOR INCOME TAXES                   421            --           919          (327)
                                                 ---------     ---------     ---------     ---------
NET INCOME (LOSS)                                $    (111)    $  (1,654)    $     716     $  (3,397)
                                                 =========     =========     =========     =========

Earnings (loss) per common share:

     Basic                                       $   (0.01)    $   (0.18)    $    0.08     $   (0.37)
     Diluted                                     $   (0.01)    $   (0.18)    $    0.08     $   (0.37)
                                                 =========     =========     =========     =========

Shares used in computing earnings (loss) per common share:

     Basic                                       8,871,000     9,032,000     8,902,000     9,220,000
     Dilutive effect of common stock
     equivalents                                        --            --       165,000            --
                                                 ---------     ---------     ---------     ---------
     Diluted                                     8,871,000     9,032,000     9,067,000     9,220,000
                                                 =========     =========     =========     =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       OCTOBER 31,
                                                                 -----------------------
                                                                    2001          2000
                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $     716     $  (3,397)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
         Depreciation                                               12,309         9,260
         Provision for doubtful accounts, net of charge offs           (49)         (108)
         Accounts receivable                                        (1,571)          947
         Federal income taxes                                        1,747          (313)
         Accounts payable and other current liabilities             (7,897)         (676)
         Other assets                                                 (122)         (295)
                                                                 ---------     ---------
              Net cash provided by operating activities              5,133         5,418

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                  (8,722)      (12,632)
     Purchases of property and equipment                               (46)         (179)
     Sale of marketable securities, net                              7,085         5,852
     Disposal of lease pool equipment                                3,349         1,536
                                                                 ---------     ---------
         Net cash provided by (used in) investing activities         1,666        (5,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                              1,200            --
     Payments on short-term borrowings                              (1,399)           --
     Proceeds from issuance of common stock upon exercise of
        warrants and options                                           214           142
     Purchases of common stock for treasury                         (1,218)       (2,932)
                                                                 ---------     ---------
         Net cash used in financing activities                      (1,203)       (2,790)
                                                                 ---------     ---------

NET CHANGE IN CASH                                                   5,596        (2,795)
CASH, BEGINNING OF PERIOD                                            4,317         3,588
                                                                 ---------     ---------
CASH, END OF PERIOD                                              $   9,913     $     793
                                                                 =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                $     435     $      --
         Income taxes                                            $      --     $      --
                                                                 =========     =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2001. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2001; the results of operations for the three and nine months ended October 31, 2001 and 2000; and cash flows for the nine months ended October 31, 2001 and 2000, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2002.

2.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings
         On or about April 23, 1998, several purported class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of
         Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which sought class action status on behalf of purchasers of the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleged that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On October 2, 2000, the Court granted in part and denied in part the Defendants' motions to dismiss the SCAC. On December 5, 2000, the Defendants answered and denied the allegations in the SCAC. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company and its insurance carrier. The lawsuit will be dismissed with prejudice upon approval by the Court.

         The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.       TREASURY STOCK

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. On July 18, 2001, the Board of Directors increased the number of shares authorized to be repurchased to a total of up to 1,250,000 shares. The Company has repurchased 851,100 shares of its common stock at an average price of $5.19 per share as of October 31, 2001 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at October 31, 2001 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2001 and 2000

         For the quarter ended October 31, 2001, total revenues increased by $3.9 million to $7.7 million from $3.8 million in the corresponding period of the prior year. This increase is attributable to a higher demand for rental equipment as evidenced by the nearly $2.5 million increase in leasing revenues as compared to the comparable quarter in the prior year. The prior year revenues for the comparable quarter reflect a significant decrease in all categories of revenues as compared to historical levels for the Company as a result of decreased capital expenditure budgets throughout the oil and gas industry, coupled with a decrease in customers exercising the purchase option of lease/purchase contracts.

         Equipment sales and leasing revenues under lease/purchase agreements during the quarter ended October 31, 2001 and 2000 were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts. During the quarter ended October 31, 2001, other equipment sales generated a gross margin of 24% as compared to 15% for the same period in 2000. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses of approximately $1.1 million remained unchanged from the corresponding prior year period. During the quarter, professional fees and insurance expenses increased, but were offset by decreases in compensation and franchise tax expenses. Additionally, the Company incurred personnel and related costs during 2001 associated with international marketing efforts.

         Depreciation expense for the quarter ended October 31, 2001 increased by $644,000, or 20%, to $3.9 million from $3.3 million for the same period last year. The increase is primarily the result of capital additions to the seismic equipment lease pool during the past year.

         The Company recorded a net loss for the quarter ended October 31, 2001 in the amount of $111,000 compared to a net loss of $1,654,000 for the same period of the previous year.

For the nine months ended October 31, 2001 and 2000

         For the nine months ended October 31, 2001, total revenues increased by $10.8 million to $22.8 million from $12.1 million in the corresponding period of the prior year. Fiscal 2002 revenues through October 31, 2001 reflect a significant increase in all categories of revenues compared to total revenues for the same period of the prior year, mainly a reflection of the increased seismic activity worldwide.

         Equipment sales and leasing revenues under lease/purchase agreements during the nine months ended October 31, 2001 totaled $2.1 million. Comparable amounts in the prior year were not significant, as the Company recorded no revenues from the exercise of the purchase option of lease/purchase contracts.

         During the nine months ended October 31, 2001, other equipment sales generated a gross margin of 35% as compared to 29% for the same period in 2000. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $108,000 from the corresponding prior year period primarily due to personnel and related costs associated with international marketing efforts, an increase in insurance, compensation expenses, computer expenses and professional fees partially offset by a decrease in travel and business promotion expenses and franchise taxes.

         Depreciation expense for the nine months ended October 31, 2001 increased by $3.0 million, or 33%, to $12.3 million from $9.3 million for the same period last year. The increase is primarily the result of a larger seismic equipment lease pool, on a cost basis, as compared to October 31, 2000. Additionally, the Company has sold older, more fully depreciated seismic equipment during the past year and replaced it with newer equipment, thus increasing depreciation expense. The Company's seismic equipment lease pool increased by $5.5 million, on a cost basis, to $83.3 million at October 31, 2001, from $77.8 million at October 31, 2000.

         The Company recorded net income for the nine months ended October 31, 2001 in the amount of $716,000 compared to a net loss of $3,397,000 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2001, the Company had net working capital of approximately $13.9 million as compared to net working capital of $8.8 million at January 31, 2001. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations, borrowings and issuances of equity securities. Net cash provided by operating activities for the nine months ended October 31, 2001 was $5.1 million, as compared to net cash provided by operating activities of $5.4 million for the nine months ended October 31, 2000.

         At October 31, 2001, the Company had trade accounts receivable of $3.3 million that were more than 90 days past due. At October 31, 2001, the Company's allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortizes over 48 months and bears interest at the rate of prime plus one percent, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. As of October 31, 2001, the balance on the loan was $7.1 million. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program.

         Capital expenditures for the nine months ended October 31, 2001 totaled approximately $8.8 million compared to capital expenditures of $12.8 million for the corresponding period in the prior year. During the nine months ended October 31, 2001, the Company repurchased 234,800 shares of its common stock for an aggregate cost of $1,218,000, or an average price of $5.19 per share. The Company expects that its capital expenditure requirements for the fourth quarter will be approximately $10.1 million. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $9.1 million of customer accounts and notes receivable at October 31, 2001, of which $3.3 million is over ninety days past due. At October 31, 2001, the Company has an allowance of $1.2 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On or about April 23, 1998, several purported class action lawsuits were filed against the Company and its chief executive officer and then chief financial officer in the U.S. District Court for the Southern District of Texas, Houston Division. The first-filed complaint, styled Stanley Moskowitz ("Plaintiffs") v. Mitcham Industries, Inc., Billy F. Mitcham, Jr. and Roberto Rios ("Defendants"), alleged violations of Section 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(a)(2) of the Securities Act of 1933. On or about September 21, 1998, the complaints were consolidated into one action. On November 4, 1998, the Plaintiffs filed a consolidated amended complaint ("CAC"), which sought class action status on behalf of purchasers of the Company's common stock from June 4, 1997 through March 26, 1998, and damages in an unspecified amount plus costs and attorney's fees. The CAC alleged that the Defendants made materially false and misleading statements and omissions in public filings and announcements concerning its business and its allowance for doubtful accounts. On September 28, 1999, the Court granted in part and denied in part the Defendants' motion to dismiss, and granted Plaintiffs leave to amend on certain claims. On December 8, 1999, Plaintiffs filed their second consolidated amended complaint ("SCAC"). On October 2, 2000, the Court granted in part and denied in part the Defendants' motions to dismiss the SCAC. On December 5, 2000, the Defendants answered and denied the allegations in the SCAC. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company and its insurance carrier. The lawsuit will be dismissed with prejudice upon approval by the Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
    (a) REPORTS ON FORM 8-K
        During the quarter ended October 31, 2001, the Company filed a Current Report on Form 8-K to update the description of its common stock.

    (b) EXHIBITS
        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MITCHAM INDUSTRIES, INC.




Date:  December 13, 2001                     /s/ CHRISTOPHER C. SIFFERT
                                             -----------------------------------
                                             CHRISTOPHER C. SIFFERT,
                                             CORPORATE CONTROLLER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             ACCOUNTING OFFICER)