Form 10-K
period 2002-01-31
MITCHAM INDUSTRIES INC
filed 2002-05-01
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 000-25142

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

         Aggregate market value of the voting stock held by non-affiliates of the registrant: $25,927,616 as of April 29, 2002.

         As of April 29, 2002, there were outstanding 8,750,601 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                            MITCHAM INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                   PART I

Item 1.           Business..............................................................................   1

Item 2.           Properties............................................................................  11

Item 3.           Legal Proceedings.....................................................................  11

Item 4.           Submission of Matters to a Vote of Security Holders...................................  11

                                                   PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters...................................................................  12

Item 6.           Selected Financial Data...............................................................  12

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................  13

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................  16

Item 8.           Financial Statements and Supplementary Data...........................................  16

Item 9.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure..............................................................  16

                                                  PART III

Item 10.          Directors and Executive Officers of the Registrant....................................  16

Item 11.          Executive Compensation................................................................  16

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters...................................................................  16

Item 13.          Certain Relationships and Related Transactions........................................  16

                                                   PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  17

                  Signatures............................................................................  19

                                     PART I

ITEM 1. BUSINESS

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

         The Company owns a variety of technologically advanced equipment acquired from the leading seismic manufacturers. The Company's lease pool includes many types of equipment used in seismic data acquisition, including all components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of the Company's equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, "Sercel") and Input/Output, Inc. ("I/O"). The Company believes that most of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. In the last two years, the Company has significantly diversified its equipment lease pool to include a wider variety of seismic equipment. At January 31, 2002, approximately 39% of the Company's equipment lease pool, on a cost basis, consisted of seismic recording channel boxes, with the remainder consisting of peripheral and other equipment.

         On January 28, 2002, the Company formed a wholly-owned subsidiary, Drilling Services, Inc. (DSI). DSI was formed to own and operate a fleet of seismic shot hole drills and to provide other services required by seismic data acquisition contractors. Such services offered by DSI include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling. Taken together these services are commonly referred to as "front-end services" as they are required prior to the actual process of recording a seismic survey.

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

BUSINESS STRATEGY

         The Company's business strategy is to meet the needs of users of seismic equipment through its leasing and front-end services. To accomplish this, the Company has identified the following major objectives:

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

         o Continue to expand international operations. Historically, the Company's activities outside North America have consisted of equipment sales, with a limited amount of leasing activities. The Company believes that there are opportunities to expand its international leasing activities as its customers' operations grow in international markets. The Company receives referrals from Sercel and other manufacturers on a worldwide basis. The Company believes that its alliances with manufacturers provide opportunities to further penetrate international markets, where such manufacturers are well recognized and have well-developed business relationships.

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

         Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data ("CEU"), (ii) seismic recording channel boxes that contain from one to eight seismic channels ("channel boxes"), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, compressed air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channel boxes to the CEU, (vi) survey equipment, drilling equipment for shot holes and (vii) other peripheral, or accessory, equipment.

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

         Recent industry advances include the use of high resolution 3-D, three-component geophones ("3D-3C"), which enhance the 3-D image, and time lapse ("4-D") seismic, where surveys are periodically reacquired to allow the monitoring of producing oil and gas field for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs and consequently, have increased demand for seismic data acquisition equipment and services.

         With the expanded use of seismic technology, particularly 3-D seismic, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, in many areas, such as North America, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys which today average approximately 2,000 channels and often use 5,000 or more channels. The Company believes that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

BUSINESS AND OPERATIONS

         SEISMIC EQUIPMENT LEASING. The Company typically purchases new and used seismic equipment for short-term (less than one year) lease to its customers, which primarily include seismic contractors. After the termination of the original equipment lease, the Company enters into additional short-term leases with other customers, leasing such equipment multiple times until the end of its useful life or its sale. The Company's equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer's job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. The Company's customers generally lease seismic equipment to meet shortages of recording channels and related equipment for specific surveys.

         The Company currently has an equipment lease pool comprising a total of approximately 48,300 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and survey and other equipment. All of the Company's lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

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

         A majority of the Company's revenues has historically come from North American operations, though in recent years, an increasing percentage of the Company's revenues has been generated from South American and European operations. Within North America, a significant portion of the Company's total revenues is attributable to Canadian operations. Management believes that the United States and Canada will continue to be the focal points of the Company's seismic equipment leasing operations for the foreseeable future, although the Company is pursuing an expanded presence in the United Kingdom, South and Central America and the Far East.

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

         FRONT-END SERVICES. The Company through its wholly-owned subsidiary, DSI, provides front-end services to seismic data acquisition contractors. These services typically include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling.

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

         The agreement is subject to termination by Sercel before December 31, 2002: (i) at any time upon (a) Sercel's reasonable belief that the Company has violated or intends to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) the Company's refusal or inability to certify that it is in compliance with laws applicable to its activities, or (c) the Company's insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern, and (ii) upon 90 days' prior written notice if the Company no longer employs Billy F. Mitcham, Jr. in a senior management capacity.

THE SERCEL SALES AGREEMENT

         Through Mitcham Canada Ltd., the Company's wholly-owned subsidiary, the Company entered into the Commercial Representation Agreement (the "Sercel Sales Agreement") with Georex, Inc. ("Georex"), a wholly-owned subsidiary of Sercel, under which the Company is Sercel's designated sales representative in Canada for its seismic data acquisition and other field equipment, subject to termination by either party on 90 days' prior written notice. The agreement has been extended for an additional one-year period. Under the agreement, the Company is entitled to receive a commission on all Sercel equipment and spare parts sold in Canada.

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

CUSTOMERS; SALES AND MARKETING

         The Company's major lease customers are seismic data acquisition contractors and major and independent oil and gas companies. The Company typically has a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2002, the Company had lease customers with 50 active leases of various lengths. Customers of the Company's used and new seismic equipment sales and service business include its lease customers, foreign governments, universities, engineering firms and research organizations worldwide.

         The Company participates in both domestic and international trade shows and expositions to inform the oil and gas industry of its products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a semi-annual listing of equipment offerings is mailed to over 1,000 oil and gas industry participants. The Company believes this mailing generates significant seismic equipment lease and sales revenues. In addition, the Company advertises its alliances with Sercel and Pelton in several major geophysical trade journals. The Company also maintains a web site on which it lists its seismic equipment for sale and lease.

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

         The Company competes for seismic equipment leases on the basis of (i) price and delivery, (ii) availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. The Company competes in the used equipment sales market with a broad base of seismic equipment owners, including major oil and gas exploration companies and seismic data acquisition contractors which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than the Company. The Company believes there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.

SUPPLIERS

         The Company has several suppliers of seismic equipment for its lease pool. The Company has historically acquired the majority of its seismic lease pool equipment from Sercel and I/O and acquires the majority of its vibrator control electronics from Pelton. The Company believes that Sercel and I/O manufacture most of the land-based seismic systems and equipment in use. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Steward Cable (cables) and Mark Products (geophones and cables). From time to time, the Company purchases new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

EMPLOYEES

         As of January 31, 2002, the Company employed 77 people, none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

RECOVERY OF DEMAND FOR LAND BASED SEISMIC DATA NOT ASSURED

         Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and remained at historically low levels since that time. Any future fluctuations in the price of oil and gas in response to relatively minor changes in the supply and demand for oil and gas will continue to have a major effect on exploration, production and development activities and thus, on the demand for the Company's services.

LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT THE COMPANY

         The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2000, 2001 and 2002, the single largest customer accounted for approximately 17%, 21% and 22%, respectively, of the Company's total revenues. Because the Company's customer base is relatively small, the loss of one or more customers for any reason could adversely affect the Company's results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company had approximately $6.0 million of customer accounts and notes receivable at January 31, 2002, of which $2.0 million is over ninety days past due. At January 31, 2002, the Company has an allowance of $1.5 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

INTERNATIONAL ECONOMIC AND POLITICAL INSTABILITY COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

         The Company's results of operations are dependent upon the current political and economic climate of several international countries in which its customers either operate or are located. International sources (including Canada) accounted for approximately 80% of the Company's revenues in the fiscal year ended January 31, 2002, and 32% of internationally-sourced revenues were attributable to lease and sales activities in South America. Since the majority of the Company's lease and sales contracts with its customers are denominated in U.S. dollars, there is little risk of loss from fluctuations in foreign currencies. However, the Company's internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and appropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards.

THE COMPANY MUST CONTINUALLY OBTAIN ADDITIONAL LEASE CONTRACTS

         The Company's seismic equipment leases typically have a term of three to nine months and provide gross revenues that recover only a portion of the Company's capital investment. The Company's ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lessees are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although the Company has been successful in obtaining additional lease contracts with other lessees after the termination of the original leases, there can be no assurance that it will continue to do so. The Company's failure to obtain additional leases or extensions beyond the initial lease term would have a material adverse effect on its operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

         The Company's success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mitcham's employment agreement had an initial term through January 15, 2002, and is automatically extended on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with the Company's business and from diverting any of the Company's customers to a competitor for two years after the termination of his employment. The loss of the services of Mr. Mitcham could have a material adverse effect on the Company. In particular, the Exclusive Equipment Lease Agreement with Sercel is terminable at such time as he is no longer employed by the Company in a senior management capacity.

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

ITEM 2. PROPERTIES

         The Company owns its corporate office and warehouse facilities in Huntsville, Texas. Its headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. The Company also leases approximately 31,000 square feet of office and warehouse space at its facility in Calgary, Alberta, Canada. The Company's U.S. subsidiary, DSI, leases approximately 21,000 square feet of office and warehouse space in Brookshire, Texas.

ITEM 3. LEGAL PROCEEDINGS

         On or about April 23, 1998, several purported securities fraud class action lawsuits were filed against the Company, Billy F. Mitcham and Roberto Rios ("Defendants") in the U.S. District Court for the Southern District of Texas, Houston Division. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company and its insurance carrier. On December 10, 2001, the Court approved the settlement agreement, certified the class for settlement purposes only, and entered a Final Judgment and Order dismissing all the class action lawsuits with prejudice.

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

                                                                 High       Low
                                                                ------     ------
                 Fiscal Year Ended January 31, 2001:
                      First Quarter                             $ 6.63     $ 3.44
                      Second Quarter                              6.13       4.31
                      Third Quarter                               7.50       4.38
                      Fourth Quarter                              6.00       3.31

                 Fiscal Year Ended January 31, 2002:
                      First Quarter                             $ 7.25     $ 4.88
                      Second Quarter                              8.15       4.88
                      Third Quarter                               5.25       3.00
                      Fourth Quarter                              5.19       4.05

         As of April 26, 2002, there were approximately 500 stockholders of record of the common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts)

                                                                                    Years Ended January 31,
                                                                 ---------------------------------------------------------------
                                                                   1998         1999          2000          2001          2002
                                                                 --------     --------      --------      --------      --------
Net sales and other revenues                                     $ 42,027     $ 37,936      $ 10,644      $ 20,597      $ 27,183
Income (loss) from continuing operations                            6,392       (8,526)       (4,864)       (2,946)       (8,457)
Income (loss) from continuing operations
   per common share - diluted                                        0.83        (0.90)        (0.51)        (0.32)        (0.95)
Cash dividends declared per common share                               --           --            --            --            --
Balance Sheet Data:
Cash and marketable securities                                     32,507       19,860        17,399        11,402         8,244
Seismic equipment lease pool, property and equipment,
cost basis                                                         50,994       65,116        74,537        91,435        90,381
Total assets                                                       91,562       67,174        67,705        72,561        58,795
Long-term obligations and redeemable preferred stock                2,294           --            --         5,444         4,079
Total liabilities                                                  17,326        2,422         7,430        18,573        16,192
Total shareholders' equity                                         74,236       64,752        60,275        53,988        42,603

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at January 31, 2002 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation.

         For the years ended January 31, 2000, 2001 and 2002, revenues from foreign customers totaled $7.5 million, $19.1 million and $21.7 million, respectively. The majority of the Company's transactions with foreign customers are denominated in United States dollars.

SEASONALITY

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues, especially from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from October through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters. However, due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and remained at historically low levels since that time.

RESULTS OF OPERATIONS

         Revenues for fiscal 2002 were $27.2 million, reflecting a $6.6 million increase over fiscal 2001 revenues of $20.6 million. During fiscal 2002, the Company experienced a greater demand for equipment leasing, primarily in South America and the U.S. Fiscal 2001 revenues were $20.6 million, a $10.0 million increase over fiscal 2000 revenues of $10.6 million. During fiscal 2001, the Company experienced a greater demand for equipment leasing from its customers, primarily in response to the higher level of commodity prices. Fiscal 2000 revenues were approximately $10.6 million, a reflection of the significant downturn in the seismic sector that began during fiscal 1999. Seismic equipment sales for fiscal 2002 were $7.2 million as compared to $6.6 million and $3.9 million for fiscal 2001 and 2000, respectively. The fiscal 2001 increase in equipment sales of $2.6 million over the fiscal 2000 amount is largely attributable to increased demand for seismic equipment as a result of the higher commodity prices during the year. The low level of equipment sales activity during fiscal 2000 is a result of decreased capital expenditure budgets throughout the oil and gas industry coupled with a three-year trend of fewer customers exercising the purchase option of lease/purchase contracts.

         During fiscal 2002, the Company recorded depreciation expense in the amount of $16.0 million. This amount reflects an increase of $2.9 million, or 22%, above the fiscal 2001 amount. Depreciation expense for fiscal 2001 was approximately $13.1 million, representing an increase of $3.3 million, or 33%, above the fiscal 2000 amount. The increase in depreciation expense during fiscal 2002 is primarily a result of the Company's replacement of older, fully depreciated seismic equipment with new, state of the art technology. The fiscal 2001 increase in depreciation expense is a result of the Company adding $27.7 million, on a cost basis, to the seismic equipment lease pool. Depreciation expense for fiscal 2000 was $9.8 million. The fiscal 2000 reduction in depreciation expense from the prior year is largely attributable to the $15.1 million asset impairment charge recorded in fiscal 1999, partially offset by the $12.3 million increase, on a cost basis, in the Company's seismic equipment lease pool during fiscal 2000.

          For fiscal 2002, the Company's direct costs of leasing totaled approximately $2.2 million, for an increase of $450,000 over the fiscal 2001 amount. This increase is a result of the significant increase in equipment leasing activity during the year. Fiscal 2001 direct costs were $1.8 million, an increase of approximately $400,000 from fiscal 2000 amounts, reflecting the significant increase in leasing activities during fiscal 2001. Direct costs typically increase with leasing revenues, as the two main components of direct costs are freight and equipment repairs. Direct costs for fiscal 2000 were $1.4 million, reflecting the lower level of equipment leasing during that period.

         Gross margins on equipment sales were 31%, 21% and 41% for fiscal years 2002, 2001 and 2000, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of newly added seismic equipment to the lease pool versus older, more depreciated seismic equipment being sold. Additionally, gross margins on equipment sales will vary based on the level of lease/purchase contracts being exercised during the year.

         For the fiscal year ended January 31, 2002, the Company's general and administrative expenses totaled approximately $4.4 million, or $.2 million above those of fiscal 2001. This increase is primarily due to an increase in insurance, professional fees and debt acquisition costs, partially offset by a decrease in travel, rent and customer relation expenses. General and administrative expenses increased approximately $0.3 million in fiscal 2001 as compared to fiscal 2000 expense of $3.9 million. The fiscal 2001 increase in general and administrative expenses is due to an increase in rent and storage fees associated with the new facility in Calgary, as well as an increase in insurance, customer relations, travel and compensation expenses partially offset by a decrease in professional fees and convention and advertising expenses. Additionally, during fiscal 2001, the Company incurred personnel and related costs associated with international marketing efforts. General and administrative expenses totaled $3.9 million for fiscal 2000.

         The Company's provision for doubtful accounts in fiscal 2002 was approximately $5.1 million, for a substantial increase over the fiscal 2001 amount of $225,000. As of January 31, 2002, the Company has reserved or written off approximately $5.0 million in trade and note receivables related to three customers who advised the Company they were ceasing operations and did not have the resources to pay their outstanding obligations to the Company. The Company is pursuing collection efforts from these customers, but the magnitude and likelihood of any possible recovery is not quantifiable at this time. During fiscal 2001, the Company's provision for doubtful accounts was $225,000, reflecting a decrease of $350,000 from fiscal 2000. The decrease in fiscal 2001 is attributable to the Company's improvement in its receivables aging and the Company's collecting approximately $400,000 of receivables previously written off. During fiscal 2001, the Company wrote off approximately $289,000 of receivables deemed uncollectible. For fiscal 2000, the Company's provision for doubtful accounts was $575,000. At January 31, 2002 and 2001, the Company had past due trade accounts and note receivables in the approximate amount of $2.0 million and $.9 million, respectively. As of January 31, 2001 and 2000, the Company's allowance for doubtful accounts and notes receivable amounted to $1,454,000 and $1,230,000, respectively.

         For fiscal 2002, the Company recorded a net loss in the amount of $8.5 million, as compared to the fiscal 2001 net loss of $2.9 million. The primary factors behind the fiscal 2002 net loss were the bad debt provision and valuation allowance for the Company's deferred tax assets, as discussed more fully in the notes to the financial statements. The net loss for fiscal 2000 was $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2002, the Company had net working capital of approximately $.8 million as compared to net working capital of $8.8 million at January 31, 2001. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the year ended January 31, 2002 was $12.3 million, as compared to $13.3 million and $8.0 million for the years ended January 31, 2001 and 2000, respectively. Net cash used in financing activities for the year ended January 31, 2002 was $2.0 million, compared to net cash provided by financing activities for the years ended January 31, 2001 and 2000 of $4.2 million and $0, respectively.

         At January 31, 2002, the Company had trade accounts and notes receivable of $2.0 million that were more than 90 days past due, as compared to $.9 million at January 31, 2001. During fiscal 2002, the Company wrote off approximately $4.7 million of accounts and notes receivable that were more than 90 days past due. As of January 31, 2002, the Company's allowance for doubtful accounts was approximately $1.5 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortizes over 48 months and bears interest at the rate of prime plus one-half percent, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. Subsequent to year-end, the Company renegotiated its term loan and borrowed an additional $2.0 million. Beginning in March 2002, the 48 monthly payments of principal and interest will be approximately $197,000. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program. Additionally, during fiscal 2002 the Company borrowed $75,000 under a separate loan agreement in connection with its acquisition of assets related to the formation DSI. This term loan matures in December 2002, bears interest at the rate of prime minus one percent, and requires quarterly repayments in the approximate amount of $19,000.

         Capital expenditures for the 2002 fiscal year totaled approximately $18.0 million as compared to capital expenditures of $27.7 million for fiscal 2001. During fiscal 2002, the Company repurchased 290,900 shares of its common stock for an aggregate cost of $1.5 million, or an average cost of $5.07 per share. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears at pages F-1 through F-23 hereof and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Company will be set forth in the proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference. Information regarding compliance by the officers, directors and control persons of the Company with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Company's proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with
Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the Company's proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement for the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number

         3.1      --       Amended and Restated Articles of Incorporation of
                           Mitcham Industries, Inc. (1) (Exhibit 3.1)

         3.2      --       Amended and Restated Bylaws of Mitcham Industries,
                           Inc. (1) (Exhibit 3.2)

         9        --       Voting Agreement, dated September 20, 1993, between
                           the Company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

       * 10.1     --       Employment Agreement, dated January 15, 1997, between
                           the Company and Billy F. Mitcham, Jr. (3) (Exhibit
                           10.4)

         10.2     --       Exclusive Lease Referral Agreement, dated May 14,
                           1996, between the Company and Pelton Company, Inc.
                           (4) (Exhibit 10.1)

         10.3     --       First Amendment to the Exclusive Lease Referral
                           Agreement, dated January 1997, between the Company and Pelton (5) (Exhibit 10.17)

         10.4     --       Second Amendment to the Exclusive Lease Referral
                           Agreement between Mitcham Industries, Inc. and Pelton
                           Company, Inc., dated November 24, 1997 (5) (Exhibit
                           10.3)

         10.5     --       Exclusive Equipment Lease Agreement, effective
                           December 16, 1999, between the Company and SERCEL,
                           S.A. (7) (Exhibit 10.2)

         10.6     --       Commercial Representation Agreement, effective
                           September 20, 1996, between Mitcham Canada Ltd., an
                           Alberta corporation, and Georex, Inc. (4) (Exhibit
                           10.3)

         10.7     --       Amendment No. 1 to the Commercial Representation
                           Agreement between Mitcham Canada, Ltd. and Georex,
                           Inc., dated November 11, 1997 (5) (Exhibit 10.1)

         10.8     --       Exclusive Lease Representative and Distributor
                           Agreement between Mitcham Industries, Inc. and
                           StrucTec Systems, Inc., dated October 30, 1997 (5)
                           (Exhibit 10.2)

       * 10.9     --       Mitcham Industries, Inc. 1994 Stock Option Plan (2)
                           (Exhibit 10.9)

         10.10    --       Mitcham Industries, Inc. 1994 Non-Employee Director
                           Stock Option Plan (2) (Exhibit 10.12)

       * 10.12    --       Mitcham Industries, Inc. 1998 Stock Awards Plan (6)
                           (Exhibit A)

       * 10.13    --       Mitcham Industries, Inc. 2000 Stock Option Plan (8)
                           (Exhibit A)

         10.14    --       Warrant, dated July 18, 2001, issued to Bear Ridge
                           Capital, L.L.C.

         21       --       Subsidiaries of the Company

         23       --       Consent of Hein + Associates LLP

         *        Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on September 9, 2001.

(2) Incorporated by reference to the indicated exhibit number of the Company's Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

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

(6) Incorporated by reference to Exhibit A of the Company's proxy statement for the fiscal year ended January 31, 1998.

(7) Incorporated by reference to Exhibit 10 of the Company's Current Report on Form 8-K filed with the SEC on January 4, 2000.

(8) Incorporated by reference to Exhibit A of the Company's proxy statement for the fiscal year ended January 31, 2000.

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 1ST DAY OF MAY, 2002.


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

                  Signature                       Title/Capacity                Date
                  ---------                       --------------                ----

          /s/ BILLY F. MITCHAM, JR.               Chairman of the Board,        May 1, 2002
--------------------------------------------      President and Chief
            Billy F. Mitcham, Jr.                 Executive Officer


             /s/ P. BLAKE DUPUIS                  Executive Vice President -    May 1, 2002
--------------------------------------------      Finance, Secretary,
               P. Blake Dupuis                    Treasurer and Director
        (principal financial officer)

           /s/ WILLIAM J. SHEPPARD                Executive Vice President -    May 1, 2002
--------------------------------------------      International Operations
             William J. Sheppard                  and Director


         /s/ CHRISTOPHER C. SIFFERT               Vice President and            May 1, 2002
--------------------------------------------      Corporate Controller
           Christopher C. Siffert
       (principal accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                           ----

Independent Auditor's Report............................................................................... F-2

Consolidated Balance Sheets as of January 31, 2001 and 2002................................................ F-3

Consolidated Statements of Operations for the Years Ended
        January 31, 2000, 2001 and 2002.................................................................... F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
        for the Years Ended January 31, 2000, 2001 and 2002................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended
        January 31, 2000, 2001 and 2002.................................................................... F-6

Notes to Consolidated Financial Statements................................................................. F-7

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2001 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
April 18, 2002

                            MITCHAM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                JANUARY 31,
                                                                       ------------------------------
                                                                           2001              2002
                                                                       ------------      ------------
                                     ASSETS
Current assets:
   Cash                                                                $  4,317,000      $  8,244,000
   Marketable securities, at market                                       7,085,000                --
   Accounts receivable, net of allowance for doubtful
      accounts of $1,230,000 and $1,454,000 at January 31,
      2001 and 2002, respectively                                         5,742,000         3,431,000
   Notes receivable                                                       1,470,000           851,000
   Prepaid expenses and other current assets                                458,000           407,000
   Income taxes receivable                                                  787,000                --
   Deferred tax asset                                                     2,067,000                --
                                                                       ------------      ------------
         Total current assets                                            21,926,000        12,933,000

Seismic equipment lease pool, property and equipment                     91,435,000        90,381,000
Accumulated depreciation of seismic equipment lease pool,
   property and equipment                                               (42,380,000)      (44,814,000)
Notes receivable                                                            610,000           275,000
Deferred tax asset                                                          646,000                --
Other assets                                                                324,000            20,000
                                                                       ------------      ------------
         Total assets                                                  $ 72,561,000      $ 58,795,000
                                                                       ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  8,259,000      $  8,659,000
   Current maturities - long-term debt                                    1,856,000         2,515,000
   Deferred revenue                                                         947,000           314,000
   Accrued lawsuit settlement liability                                   1,202,000                --
   Accrued expenses and other current liabilities                           865,000           625,000
                                                                       ------------      ------------
         Total current liabilities                                       13,129,000        12,113,000
Long-term debt                                                            5,444,000         4,079,000
                                                                       ------------      ------------
         Total liabilities                                               18,573,000        16,192,000
Commitments and contingencies (Note 12)
Shareholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares
      authorized; none issued and outstanding                                    --                --
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 9,591,112 and 9,657,801 shares,
      respectively, issued                                                   96,000            97,000
   Additional paid-in capital                                            61,601,000        61,814,000
   Treasury stock, at cost                                               (3,195,000)       (4,671,000)
   Accumulated deficit                                                   (3,566,000)      (12,023,000)
   Accumulated other comprehensive loss                                    (948,000)       (2,614,000)
                                                                       ------------      ------------
         Total shareholders' equity                                      53,988,000        42,603,000
                                                                       ------------      ------------
         Total liabilities and shareholders' equity                    $ 72,561,000      $ 58,795,000
                                                                       ============      ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   YEARS ENDED JANUARY 31,
                                                                       ------------------------------------------------
                                                                           2000              2001              2002
                                                                       ------------      ------------      ------------
Revenues:
   Equipment leasing                                                   $  6,751,000      $ 14,009,000      $ 19,994,000
   Equipment sales and other                                              3,893,000         6,588,000         7,189,000
                                                                       ------------      ------------      ------------
         Total revenues                                                  10,644,000        20,597,000        27,183,000
                                                                       ------------      ------------      ------------
Costs and expenses:
   Direct costs                                                           1,378,000         1,789,000         2,239,000
   Cost of other equipment sales                                          2,286,000         5,183,000         4,993,000
   General and administrative                                             3,891,000         4,199,000         4,374,000
   Provision for doubtful accounts                                          575,000           225,000         5,065,000
   Depreciation                                                           9,847,000        13,123,000        16,015,000
                                                                       ------------      ------------      ------------
         Total costs and expenses                                        17,977,000        24,519,000        32,686,000
                                                                       ------------      ------------      ------------
Operating loss                                                           (7,333,000)       (3,922,000)       (5,503,000)
Other income (expense):
   Interest income (net of interest expense of approximately
      $31,000, $82,000 and $562,000, respectively)                          675,000           559,000          (231,000)
   Other, net                                                                (5,000)       (1,092,000)            2,000
                                                                       ------------      ------------      ------------
         Total other income (expense)                                       670,000          (533,000)         (229,000)
                                                                       ------------      ------------      ------------
Loss before income taxes                                                 (6,663,000)       (4,455,000)       (5,732,000)
Provision (benefit) for income taxes                                     (1,799,000)       (1,509,000)        2,725,000
                                                                       ------------      ------------      ------------
Net loss                                                               $ (4,864,000)     $ (2,946,000)     $ (8,457,000)
                                                                       ============      ============      ============

Loss per common share:
         Basic                                                         $      (0.51)     $      (0.32)     $      (0.95)
         Diluted                                                       $      (0.51)     $      (0.32)     $      (0.95)
Shares used in computing loss per common share:
         Basic                                                            9,550,000         9,167,000         8,870,000
         Dilutive effect of common stock equivalents                             --                --                --
                                                                       ------------      ------------      ------------
         Diluted                                                          9,550,000         9,167,000         8,870,000
                                                                       ============      ============      ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED JANUARY 31, 2000, 2001 AND 2002


                                                                                                            RETAINED
                                                 COMMON STOCK             ADDITIONAL                        EARNINGS
                                        -----------------------------      PAID-IN         TREASURY       (ACCUMULATED
                                           SHARES           AMOUNT         CAPITAL          STOCK           DEFICIT)
                                        ------------     ------------    ------------    ------------     ------------

Balances, January 31, 1999                 9,546,000     $     95,000    $ 61,459,000    $         --     $  4,244,000
   Comprehensive loss:
      Net loss                                    --               --              --              --       (4,864,000)
      Foreign currency translation                --               --              --              --               --

      Comprehensive loss

   Issuance of common stock upon
      exercise of warrants and
      options                                  5,000            1,000              --              --               --
                                        ------------     ------------    ------------    ------------     ------------

Balances, January 31, 2000                 9,551,000           96,000      61,459,000              --         (620,000)
   Comprehensive loss:
      Net loss                                    --               --              --              --       (2,946,000)
      Foreign currency translation                --               --              --              --               --

      Comprehensive loss

   Issuance of common stock upon
      exercise of warrants and
      options                                 40,000               --         142,000              --               --
   Acquisition of treasury stock                  --               --              --      (3,195,000)              --
                                        ------------     ------------    ------------    ------------     ------------

Balances, January 31, 2001                 9,591,000           96,000      61,601,000      (3,195,000)      (3,566,000)
   Comprehensive loss:
      Net loss                                    --               --              --              --       (8,457,000)
      Foreign currency translation                --               --              --              --               --

      Comprehensive loss

   Issuance of common stock upon
      exercise of warrants and
      options                                 67,000            1,000         213,000              --               --
   Acquisition of treasury stock                  --               --              --      (1,476,000)              --
                                        ------------     ------------    ------------    ------------     ------------

Balances, January 31, 2002                 9,658,000     $     97,000    $ 61,814,000    $ (4,671,000)    $(12,023,000)
                                        ============     ============    ============    ============     ============

                                        ACCUMULATED
                                          OTHER
                                       COMPREHENSIVE
                                       INCOME (LOSS)        TOTAL
                                       -------------     ------------

Balances, January 31, 1999              $ (1,046,000)    $ 64,752,000
   Comprehensive loss:
      Net loss                                    --       (4,864,000)
      Foreign currency translation           386,000          386,000
                                                         ------------
      Comprehensive loss                                   (4,478,000)
                                                         ------------
   Issuance of common stock upon
      exercise of warrants and
      options                                     --            1,000
                                        ------------     ------------

Balances, January 31, 2000                  (660,000)      60,275,000
   Comprehensive loss:
      Net loss                                    --       (2,946,000)
      Foreign currency translation          (288,000)        (288,000)
                                                         ------------
      Comprehensive loss                                   (3,234,000)
                                                         ------------
   Issuance of common stock upon
      exercise of warrants and
      options                                     --          142,000
   Acquisition of treasury stock                  --       (3,195,000)
                                        ------------     ------------

Balances, January 31, 2001                  (948,000)      53,988,000
   Comprehensive loss:
      Net loss                                    --       (8,457,000)
      Foreign currency translation        (1,666,000)      (1,666,000)
                                                         ------------
      Comprehensive loss                                  (10,123,000)
                                                         ------------
   Issuance of common stock upon
      exercise of warrants and
      options                                     --          214,000
   Acquisition of treasury stock                  --       (1,476,000)
                                        ------------     ------------

Balances, January 31, 2002              $ (2,614,000)    $ 42,603,000
                                        ============     ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEARS ENDED JANUARY 31,
                                                                       ------------------------------------------------
                                                                           2000              2001              2002
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                            $ (4,864,000)     $ (2,946,000)     $ (8,457,000)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Depreciation                                                        9,847,000        13,123,000        16,015,000
      Provision for doubtful accounts, net of chargeoffs                   (782,000)          (63,000)          224,000
      Deferred income taxes                                               1,803,000            (4,000)        2,713,000
   Changes in:
      Trade accounts receivable                                             228,000        (1,838,000)        2,729,000
      Federal income taxes, current                                      (3,613,000)        2,008,000           787,000
      Accounts payable, accrued expenses and other
             current liabilities                                          5,418,000         3,631,000        (2,139,000)
      Other, net                                                            (87,000)         (586,000)          397,000
                                                                       ------------      ------------      ------------
         Net cash provided by operating activities                        7,950,000        13,325,000        12,269,000
                                                                       ------------      ------------      ------------
Cash flows from investing activities:
   Purchases of seismic equipment held for lease                        (12,115,000)      (27,482,000)      (16,442,000)
   Purchases of property and equipment                                     (207,000)         (229,000)       (1,579,000)
   Sale of marketable securities                                          3,524,000         6,726,000         7,085,000
   Disposal of lease pool equipment                                       1,911,000         4,142,000         4,562,000
                                                                       ------------      ------------      ------------
         Net cash used in investing activities                           (6,887,000)      (16,843,000)       (6,374,000)
                                                                       ------------      ------------      ------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                           --         1,856,000            75,000
   Proceeds from long-term debt                                                  --         5,444,000         1,200,000
   Payments on short-term borrowings                                             --                --        (1,981,000)
   Purchase of common stock for treasury                                         --        (3,195,000)       (1,476,000)
   Proceeds from issuance of common stock upon exercise of
   warrants and options                                                          --           142,000           214,000
                                                                       ------------      ------------      ------------
         Net cash provided by (used in) financing activities                     --         4,247,000        (1,968,000)
                                                                       ------------      ------------      ------------
Net increase in cash                                                      1,063,000           729,000         3,927,000
Cash, beginning of year                                                   2,525,000         3,588,000         4,317,000
                                                                       ------------      ------------      ------------
Cash, end of year                                                      $  3,588,000      $  4,317,000      $  8,244,000
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


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Mitcham Industries, Inc. (the "Company") is a Texas corporation formed on January 29, 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and services to the seismic industry worldwide, primarily in North and South America. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. ("DSI"), the Company provides seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as "front-end services". All intercompany transactions and balances have been eliminated in consolidation.

         Description of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2001 and 2002 are for one year or less. Lease revenue is recognized ratably over the term of the lease.

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

         As of January 31, 2001, all investments consisted of certificates of deposit or government securities. Also, as of January 31, 2001, the securities were classified as available-for-sale, and market value was approximately equal to the original cost.

         Seismic Equipment Lease Pool - Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost,

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is five years for channel boxes and 2 - 10 years for other peripheral equipment.

         SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Upon adoption, the Company does not believe this statement will have any effect on the financial position or results of operations.

         Property and Equipment - Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements over 10 years.

         Income Taxes - The Company files a separate federal return for its subsidiary in Canada. The Company accounts for its taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets.

         Cash Equivalents - For purposes of presenting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Estimates are used for, but not limited to: allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets and depreciable lives of assets. Future events and their effects cannot be perceived with certainty. Accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from these estimates.

         Foreign Currency Translation - All balance sheet accounts of the Canadian subsidiary have been translated at the current exchange rate as of the end of the accounting period. Income statement items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders' equity.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the results of operations or comprehensive income.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption, the Company does not believe this statement will have any effect on the financial position or results of operations.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       TERM BANK LOANS

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortizes over 48 months and bears interest at the rate of prime plus one-half percent, adjusted daily (5.25% at January 31, 2002). The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. As of January 31, 2002, the Company has drawn the entire $8.5 million under this loan agreement. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program. Subsequent to January 31, 2002, the Company renegotiated its term loan with First Victoria National Bank with substantially identical terms of the original loan. The Company borrowed an additional $2.0 million, representing the approximate amount of principal payments made under the original loan. The revised loan amortizes over 48 months, bears interest at the rate of prime plus one-half percent and requires 48 monthly payments of principal and interest in the approximate amount of $197,000.

         In connection with the formation of DSI, the Company closed a $75,000 term loan in December 2001 with Regions Bank. This loan amortizes over 12 months and bears interest at the rate of prime minus one percent, adjusted daily (3.75% at January 31, 2002). The quarterly payments of principal and interest, beginning March 7, 2002, are approximately $19,000.

         Long-term debt repayments are scheduled to be $2,515,000, $2,584,000 and $1,495,000 in fiscal 2003, 2004 and 2005, respectively.

4.       SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

         Supplemental disclosures of cash flow information for the years ended January 31, 2000, 2001 and 2002 are as follows:

                                                                            YEARS ENDED JANUARY 31,
                                                                -----------------------------------------------
                                                                    2000             2001              2002
                                                                ------------     ------------      ------------
         Interest paid                                          $     31,000     $     31,000      $    542,000
         Taxes paid (refunded), net                                    3,000       (3,529,000)         (942,000)
         Seismic equipment acquired in exchange
           for cancellation of accounts receivable                   781,000               --           312,000
         Seismic equipment acquired in exchange
           for issuance of leasing credits                         1,250,000          500,000                --

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       NOTES RECEIVABLE

         Notes receivable consisted of $2,080,000 due from seven customers and $1,126,000 due from four customers as of January 31, 2001 and 2002, respectively. These notes bear interest ranging from 9.5% - 12%. During fiscal 2002, the Company established one new note receivable in the amount of $500,000 to finance trade receivables. Also during fiscal 2002, the Company received final payments on three notes receivable that had been established in prior fiscal years. Additionally, during fiscal 2002 the Company wrote off two notes receivable in the aggregate amount of $638,000, one of which related to sales of equipment and one of which related to the financing of trade receivables from prior fiscal years.

         During fiscal 2001, the Company established four notes receivable totaling $901,000 related to sales of seismic equipment and one note receivable to finance trade receivables in the amount of $527,000. Additionally, one of the new notes established during fiscal 2001 has been repaid by the customer as of January 31, 2002. The Company does not recognize interest income related to notes that were established to finance trade receivables. Interest will be recognized once all principal balances have been repaid.

6.       CONCENTRATIONS

         Credit Risk - As of January 31, 2001 and 2002, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $3.5 million from three customers and $1.2 million from one customer, respectively.

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

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       SEISMIC EQUIPMENT LEASE POOL, PROPERTY AND EQUIPMENT

         Seismic equipment lease pool, property and equipment consisted of the following as of:

                                                                                         JANUARY 31,
                                                                                ------------------------------
                                                                                    2001              2002
                                                                                ------------      ------------

         Remote signal conditioners (channel boxes)                             $ 34,405,000      $ 34,153,000
         Other peripheral equipment                                               55,245,000        52,925,000
                                                                                ------------      ------------
            Seismic equipment lease pool                                          89,650,000        87,078,000
                                                                                ------------      ------------

         Land                                                                         25,000            25,000
         Buildings and improvements                                                  587,000           561,000
         Furniture and fixtures                                                      919,000           994,000
         Drilling equipment                                                               --         1,314,000
         Autos and trucks                                                            254,000           409,000
                                                                                ------------      ------------
            Property and equipment                                                 1,785,000         3,303,000
                                                                                ------------      ------------

         Seismic equipment lease pool, property and equipment                     91,435,000        90,381,000
         Less: accumulated depreciation                                          (42,380,000)      (44,814,000)
                                                                                ------------      ------------
                                                                                $ 49,055,000      $ 45,567,000
                                                                                ============      ============

8.       LEASES

         The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent the foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2001 and 2002 that have not already been reflected on the accompanying consolidated financial statements.

         The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $155,000, $513,000 and $329,000 for the years ended January 31, 2000, 2001 and 2002, respectively.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES

         The components of income tax expense (benefit) were as follows:

                                                 YEARS ENDED JANUARY 31,
                                    ------------------------------------------------
                                        2000              2001              2002
                                    ------------      ------------      ------------
         Current:
            Federal                 $ (3,604,000)     $ (1,505,000)     $         --
            Foreign                        2,000                --            12,000
            State                             --                --                --
                                    ------------      ------------      ------------
                                      (3,602,000)       (1,505,000)           12,000
         Deferred                      1,803,000            (4,000)        2,713,000
                                    ------------      ------------      ------------
                                    $ (1,799,000)     $ (1,509,000)     $  2,725,000
                                    ============      ============      ============

         The components of the Company's deferred tax asset consisted of the following as of:

                                                                                      JANUARY 31,
                                                                          -------------------------------------
                                                                                2001                2002
                                                                          -----------------    ----------------
         Deferred tax assets:
            Allowance for doubtful accounts                                     $    418,000      $    494,000
            Canadian net operating loss carryforward                               2,000,000         2,500,000
            U.S. net operating loss carryforward                                          --         2,725,000
            Inventory valuation allowance                                            366,000            87,000
            Depreciation                                                           1,064,000           382,000
            Accruals not yet deductible for tax purposes                             426,000            78,000
            AMT credit                                                               434,000           434,000
            Other                                                                      5,000                --
                                                                                ------------      ------------
            Gross deferred tax assets                                              4,713,000         6,700,000
            Valuation allowance                                                   (2,000,000)       (6,700,000)
                                                                                ------------      ------------
                  Net assets                                                       2,713,000                --
         Deferred tax liabilities:
            Tax accounting change from cash basis to accrual basis                        --                --
                                                                                ------------      ------------
            Deferred tax asset, net                                             $  2,713,000      $         --
                                                                                ============      ============

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES (continued)

       The following is a reconciliation of expected to actual income tax expense (benefit):

                                                                                  YEARS ENDED JANUARY 31,
                                                                     ------------------------------------------------
                                                                         2000              2001              2002
                                                                     ------------      ------------      ------------
         Federal income tax expense (benefit) at 34%                 $ (2,265,000)     $ (1,515,000)     $ (1,949,000)
         Non-taxable interest income                                     (227,000)         (160,000)               --
         Deferred benefit not currently recognized                      1,022,000           324,000         4,604,000
         Nondeductible expenses                                            16,000            22,000            58,000
         Prior year over accrual                                         (639,000)          (57,000)               --
         Other                                                            294,000          (123,000)           12,000
                                                                     ------------      ------------      ------------
                                                                     $ (1,799,000)     $ (1,509,000)     $  2,725,000
                                                                     ============      ============      ============

         The Company had Canadian net operating loss carryforwards of approximately $6,000,000 as of January 31, 2002. The Canadian net operating losses expire in various years through 2007. The Company has U.S. net operating losses of approximately $8,000,000, which if unused will expire in 2021.

         The Company recorded a valuation allowance of approximately $2,000,000 as of January 31, 2001 and $6,700,000 as of January 31, 2002.

10.      SALES AND MAJOR CUSTOMERS

         A summary of the Company's revenues from foreign customers by geographic region is as follows:

                                                                                  YEARS ENDED JANUARY 31,
                                                                     ------------------------------------------------
                                                                         2000              2001              2002
                                                                     ------------      ------------      ------------
         Canada                                                      $  4,538,000      $ 10,484,000      $ 10,637,000
         UK/Europe                                                      2,144,000         4,154,000         3,084,000
         Mexico                                                             8,000         1,044,000           380,000
         South America                                                    678,000         3,171,000         7,030,000
         Asia                                                             107,000            63,000           252,000
         Other                                                             36,000           174,000           351,000
                                                                     ------------      ------------      ------------
            Totals                                                   $  7,511,000      $ 19,090,000      $ 21,734,000
                                                                     ============      ============      ============

         Three customers represented approximately 17%, 12% and 10% of fiscal 2000 total revenues. Three customers represented approximately 21%, 13% and 10% of fiscal 2001 total revenues and two customers represented approximately 22% and 11% of fiscal 2002 total revenues. No other customer exceeded 10% of revenues for fiscal 2000, 2001 and 2002.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      SHAREHOLDERS' EQUITY

         The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2001 and 2002. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,591,112 and 9,657,801 are issued as of January 31, 2001 and 2002, respectively.

         In August 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock for $6.43 per share (the "August 1996 Warrants"), exercisable beginning August 1997 for a period of four years thereafter. During fiscal 2001, all of these warrants were exercised. In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share (the "December 1996 Warrants"), exercisable beginning December 14, 1997 for a period of five years. During fiscal 2002, all of these warrants were exercised. In October 1997, in exchange for services rendered in connection with the Company's secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share (the "1997 Warrants"), exercisable beginning October 28, 1998 for a period of five years thereafter. During fiscal 2002, 20,000 of these warrants were exercised. As of January 31, 2002, the exercise price of the remaining 5,000 1997 Warrants was $3.56 per share, a result of the anti-dilution provisions of those warrants.

         In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20,000 shares of its common stock for $5.00 per share, exercisable beginning July 18, 2002 for a period of five years thereafter. As of January 31, 2002, the exercise price of the warrants was $4.42 per share, a result of the anti-dilution provisions of those warrants.

         In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. On July 18, 2001, the Board of Directors increased the number of shares authorized to be repurchased to a total of up to 1,250,000 shares. The Company has repurchased 907,200 shares of its common stock at an average cost of $5.15 per share as of January 31, 2002 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      COMMITMENTS AND CONTINGENCIES

         Sercel Lease Agreement - Effective December 16, 1999, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Exclusive Equipment Lease Agreement (the "Sercel Lease Agreement"). The Sercel Lease Agreement replaces the parties' former Exclusive Equipment Lease Agreement (the "Former Agreement") that was entered into in September 1996, under which the Company had completely fulfilled its purchase obligations. The Sercel Lease Agreement is substantially similar to the Former Agreement. Under the agreement, the Company acts as Sercel's exclusive third-party worldwide short-term leasing representative and Sercel will refer to the Company all requests it receives to lease Sercel 3-D data acquisition equipment and other field equipment, through December 31, 2002. As of January 31, 2002, the Company has fulfilled its purchase obligations.

         Legal Proceedings - On or about April 23, 1998, several purported securities fraud class action lawsuits were filed against the Company, Billy F. Mitcham and Roberto Rios ("Defendants") in the U.S. District Court for the Southern District of Texas, Houston Division. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company and its insurance carrier. On December 10, 2001, the Court approved the settlement agreement, certified the class for settlement purposes only, and entered a Final Judgment and Order dismissing all the class action lawsuits with prejudice.

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

         Under the 2000 Stock Option Plan, up to 1,000,000 shares of common stock may be issued in the form of incentive stock options and unqualified stock options to the Company's employees, consultants and non-employee directors.

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

         As of January 31, 2002, options to purchase an aggregate of 295,100 shares have been granted and options to purchase 137,100 shares of common stock are issued and outstanding under the 1994 Stock Option Plan, 45,750 of which are exercisable at a price of $5.00 per share, 21,000 of which are exercisable at $3.29 per share, 21,000 of which are exercisable at $5.75 per share, 34,350 of which are exercisable at $22.00 per share and 15,000 of which are exercisable at $5.38 per share. As of January 31, 2002, options to purchase an aggregate of 276,650 shares have been granted and options to purchase 270,550 shares of common stock are issued and outstanding under the 1998 Stock Awards Plan, 60,000 of which are exercisable at a price of $7.38 per share and 210,550 of which are exercisable at $3.56 per share. As of January 31, 2002, options to purchase an aggregate of 513,550 shares of common stock are issued and outstanding under the 2000 Stock Option Plan, 240,300 of which are exercisable at a price of $5.13 per share, 750 of which are exercisable at $5.53 per

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTION PLANS (continued)

         share, 262,500 of which are exercisable at $5.00 per share and 10,000 of which are exercisable at $4.60 per share.

         The Director Plan provides for the grant of up to 50,000 nonqualified stock options. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase 5,000 shares of common stock are granted to each non-employee director upon his election to the Board and every year thereafter so long as he is re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire 10 years after the date of the grant. As of January 31, 2002, options to purchase an aggregate of 41,000 shares of common stock were issued and outstanding under the Director Plan, 1,000 of which are exercisable at $2.88 per share, 1,000 of which are exercisable at $3.13 per share, 10,000 of which are exercisable at $4.06 per share, 15,000 of which are exercisable at $5.13 per share, 2,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 2,000 of which are exercisable at $11.13 per share.

         Activity in the 1994 Stock Option Plan, 1998 Stock Awards Plan, 2000 Stock Option Plan and Director Plan for the years ended January 31, 2000, 2001 and 2002 was as follows:

                                                                          Weighted
                                                                          Average
                                                                          Exercise
                                                        Number of          Price
                                                         Shares          Per Share
                                                      ------------      ------------
         Outstanding, January 31, 1999                     300,580      $       8.46
               Exercised                                        --                --
               Granted                                     300,000              3.58
               Expired                                     (31,380)             4.93
                                                      ------------      ------------
         Outstanding, January 31, 2000                     569,200      $       6.08
               Exercised                                        --                --
               Granted                                     304,350              5.13
               Expired                                     (13,200)             5.53
                                                      ------------      ------------
         Outstanding, January 31, 2001                     860,350      $       5.75
               Exercised                                    (6,100)             3.56
               Granted                                     274,600              4.99
               Expired                                    (166,650)             5.90
                                                      ------------      ------------
         Outstanding, January 31, 2002                     962,200      $       5.52
                                                      ============      ============

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTION PLANS (continued)

         As of January 31, 2002, options to acquire 479,318 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $6.23 per share.

         The remaining options, which have a weighted average exercise price of $4.82 per share, will vest over the next three fiscal years. If not previously exercised, options outstanding at January 31, 2002 will expire as follows: 45,750 options expire on May 9, 2004; 1,000 options expire on March 16, 2005; 1,000 options expire on June 8, 2005; 21,000 options expire on December 4, 2005; 2,000 options expire on June 12, 2006; 21,000 options expire on August 14, 2006; 2,000 options expire on June 11, 2007; 34,350 options expire on October 3, 2007; 10,000 options expire on July 9, 2008; 15,000 options expire on August 31, 2008; 60,000 options expire on September 29, 2008; 210,550 options expire on February 23, 2009; 10,000 options expire on July 23, 2009; 255,300 options expire on July 27, 2010, 750 options expire on August 15, 2010, 262,500 options expire on July 18, 2011 and 10,000 options expire on October 23, 2011.

         The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since options have been granted at fair value. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been decreased to the pro forma amounts indicated below:

                                                                                 YEARS ENDED JANUARY 31,
                                                                     ------------------------------------------------
                                                                         2000              2001              2002
                                                                     ------------      ------------      ------------
         Net loss
               As reported                                           $ (4,864,000)     $ (2,946,000)     $ (8,457,000)
               Pro forma                                               (5,238,000)       (3,431,000)       (9,166,000)
         Net loss per common share (basic)
               As reported                                           $       (.51)     $       (.32)     $       (.95)
               Pro forma                                                     (.55)             (.37)            (1.03)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 4.5% to 7%; volatility of 62%, 65% and 69% for 2000, 2001 and 2002, respectively; no assumed dividend yield; and expected lives of 3-5 years.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of trade receivables, marketable securities, notes receivable and accounts and notes payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value due to the short maturity of these instruments and the market rates associated with the notes payable.

15.      FORMATION OF SUBSIDIARY

         On January 28, 2002, the Company formed a wholly-owned subsidiary, DSI, to own and operate a fleet of seismic shot hole drills and to provide other services required by seismic data acquisition contractors. Such services offered by DSI include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, or commonly referred to as "front-end services". The Company paid approximately $1.5 million in cash and bank debt for the purchase of the assets that were placed in the newly-formed subsidiary. The majority of assets purchased consists of drilling equipment and automobiles. As of January 31, 2002, the Company has not finalized its purchase price allocation of these assets. However, the Company does not expect any material change in the balances described elsewhere in this report (see Notes 1, 3 and 7 for additional information).

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      QUARTERLY FINANCIAL DATA (Unaudited)

         (in thousands, except per share amounts)

                                     Fiscal
                                      Year       April 30          July 31         October 31         January 31
                                     ------    ------------      ------------      ------------      ------------
Net sales:                            2002     $      7,073      $      8,067      $      7,670      $      4,373
                                      2001            4,108             4,197             3,753             8,539

Gross profit:                         2002            5,665             6,431             5,377             2,478
                                      2001            2,753             2,971             2,555             5,346

Income (loss) before taxes: (2)       2002              493               832               310            (7,367)
                                      2001           (1,120)             (950)           (1,654)             (731)

Income taxes (benefit): (1)           2002               --               499               421             1,805
                                      2001             (327)               --                --            (1,182)

Net income (loss):                    2002              493               333              (111)           (9,172)
                                      2001             (793)             (950)           (1,654)              451

Basic earnings (loss) per
common share:                         2002             0.06              0.04             (0.01)            (1.05)
                                      2001            (0.08)            (0.10)            (0.18)             0.05

Diluted earnings (loss) per
common share:                         2002             0.05              0.04             (0.01)            (1.05)
                                      2001            (0.08)            (0.10)            (0.18)             0.05

(1) During the fourth quarter of fiscal 2001, the Company triggered alternative minimum tax credits and experienced better than expected operating results allowing the Company to recover previously paid taxes. During the fourth quarter of fiscal 2002, the Company recorded a valuation allowance against its deferred tax assets in the amount of $4.7 million.

(2) During the fourth quarter of fiscal 2002, the Company wrote off or reserved approximately $4.9 million of customer accounts and notes receivable.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Mitcham Industries, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 18, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
April 18, 2002

                                   SCHEDULE II

                            MITCHAM INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


        COL. A                     COL. B                 COL. C(1)              COL. D               COL. E
      -----------            -------------------    --------------------      ------------         -------------
                                  BALANCE AT        ADDITIONS CHARGED TO      DEDUCTIONS -          BALANCE AT
      DESCRIPTION            BEGINNING OF PERIOD     COSTS AND EXPENSES         DESCRIBE           END OF PERIOD
      -----------            -------------------    --------------------      ------------         -------------

January 31, 2000
   Allowance for
    doubtful accounts           $  1,625,000           $    575,000           $  1,357,000(A)      $    843,000

January 31, 2001
   Allowance for
    doubtful accounts           $    843,000           $    225,000           $   (162,000)(A)     $  1,230,000

January 31, 2002
   Allowance for
    doubtful accounts           $  1,230,000           $  5,065,000           $  4,841,000(A)      $  1,454,000

----------

(A) Represents recoveries and uncollectible accounts written off.

Note: Column C(2) has been omitted, as all answers would be "none."

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

   10.14    --       Warrant No. M-7

   21       --       Subsidiaries of Mitcham Industries, Inc.

   23       --       Consent of Independent Certified Public Accountants