Form 10-Q
period 2002-04-30
MITCHAM INDUSTRIES INC
filed 2002-06-14
CIK 926423

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No
                                              ---      ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,750,601 shares of Common Stock, $0.01 par value, were outstanding as of June 12, 2002.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                                      PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets....................................   3
                    Condensed Consolidated Statements of Operations..........................   4
                    Condensed Consolidated Statements of Cash Flows..........................   5
                    Notes to Condensed Consolidated Financial Statements.....................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   6

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................   8

                                       PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................................  11

Item 6.     Exhibits and Reports on Form 8-K.................................................  11

            Signatures.......................................................................  12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         April 30,        January 31,
                                                                           2002              2002
                                                                         ---------        -----------
                                                                        (Unaudited)
                               ASSETs
CURRENT ASSETS:
    Cash                                                                  $  5,038         $  8,244
    Accounts receivable, net                                                 3,874            3,431
    Notes receivable                                                         1,064              851
    Prepaid expenses and other current assets                                  531              407
                                                                          --------         --------
       Total current assets                                                 10,507           12,933
Seismic equipment lease pool, property and equipment                        87,371           90,381
Accumulated depreciation of seismic equipment lease pool,
      property and equipment                                               (44,719)         (44,814)
Notes receivable                                                               250              275
Other assets                                                                    19               20
                                                                          --------         --------
         Total assets                                                     $ 53,428         $ 58,795
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $  3,238         $  8,659
    Current maturities - long-term debt                                      2,039            2,515
    Deferred revenue                                                           147              314
    Accrued wages                                                              336              265
    Accrued expenses and other current liabilities                             426              360
                                                                          --------         --------
         Total current liabilities                                           6,186           12,113
Long-term debt                                                               6,214            4,079
                                                                          --------         --------
         Total liabilities                                                  12,400           16,192
SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                             --               --
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,657,801 shares issued                                                 97               97
    Additional paid-in capital                                              61,814           61,814
    Treasury stock, at cost, 907,200 shares                                 (4,671)          (4,671)
    Accumulated deficit                                                    (14,078)         (12,023)
    Accumulated other comprehensive loss                                    (2,134)          (2,614)
                                                                          --------         --------
         Total shareholders' equity                                         41,028           42,603
                                                                          --------         --------
         Total liabilities and shareholders' equity                       $ 53,428         $ 58,795
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            APRIL 30,
                                                                 -------------------------------
                                                                     2002                2001
                                                                 -----------         -----------
REVENUES:
    Equipment leasing                                            $     3,480         $     6,255
    Equipment sales and other                                          3,580                 818
    Front-end services                                                   327                --
                                                                 -----------         -----------
         Total revenues                                                7,387               7,073

COSTS AND EXPENSES:
    Direct costs                                                         690                 878
    Cost of other equipment sales                                      3,192                 530
    General and administrative                                         1,384               1,073
    Provision for doubtful accounts                                       --                  25
    Depreciation                                                       3,863               3,987
                                                                 -----------         -----------
         Total costs and expenses                                      9,129               6,493
                                                                 -----------         -----------

OPERATING INCOME (LOSS)                                               (1,742)                580

Other income (expense) - net                                             (24)                (87)
                                                                 -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES                                     (1,766)                493
PROVISION FOR INCOME TAXES                                               288                  --
                                                                 -----------         -----------
NET INCOME (LOSS)                                                $    (2,054)        $       493
                                                                 ===========         ===========

Earnings (loss) per common share
     Basic                                                       $      (.23)        $       .06
     Diluted                                                     $      (.23)        $       .05
                                                                 ===========         ===========

Shares used in computing earnings (loss) per common share
     Basic                                                         8,751,000           8,917,000
     Dilutive effect of common stock equivalents                        --               214,000
                                                                 -----------         -----------
     Diluted                                                       8,751,000           9,131,000
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        APRIL 30,
                                                                                -------------------------
                                                                                  2002             2001
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (2,054)        $    493
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Depreciation                                                              3,863            3,987
         Provision for doubtful accounts, net of charge offs                          --               25
         Deferred income taxes                                                        --               79
Changes in:
         Trade accounts receivable                                                  (661)             743
         Accounts payable, accrued expenses and other current liabilities         (5,450)          (7,596)
         Other, net                                                                 (123)              11
                                                                                --------         --------
              Net cash used in operating activities                               (4,425)          (2,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                                (3,588)          (4,380)
     Purchases of property and equipment                                             (51)             (37)
     Sale (purchase) of marketable securities, net                                    --            6,017
     Disposal of lease pool equipment                                              3,199              359
                                                                                --------         --------
         Net cash provided by (used in) investing activities                        (440)           1,959

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                  2,000            1,200
     Payments on short-term borrowings                                              (341)            (501)
     Purchases of common stock for treasury                                           --             (522)
                                                                                --------         --------
         Net cash provided by financing activities                                 1,659              177
                                                                                --------         --------

NET DECREASE IN CASH                                                              (3,206)            (122)
CASH, BEGINNING OF PERIOD                                                          8,244            4,317
                                                                                --------         --------
CASH, END OF PERIOD                                                             $  5,038         $  4,195
                                                                                ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                               $    105         $    129
         Income taxes                                                           $     --         $     --
                                                                                ========         ========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2002. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2002; the results of operations for the three months ended April 30, 2002 and 2001; and cash flows for the three months ended April 30, 2002 and 2001, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2003.

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

3.       INCOME TAXES

         For the quarter ended April 30, 2002, the Company recorded tax expense in the amount of $288,000. The current expense reflects an excess refund from the Internal Revenue Service which the Company received in prior fiscal years, versus an estimated tax liability related to the current quarter's operations. The Company reflected no tax expense for the quarter ended April 30, 2001. This estimate of taxes differs from an expected statutory rate because the Company was in a tax loss position and increased its valuation allowance on its deferred tax assets.

4.       RECLASSIFICATIONS

         Certain 2001 amounts have been reclassified to conform to 2002 presentation. Such reclassifications had no effect on net income
         (loss).

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at April 30, 2002 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through its wholly-owned subsidiary, Drilling Services, Inc. ("DSI"), the Company provides front-end services to seismic data acquisition contractors. Such services typically include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2002 and 2001

         For the first quarter ended April 30, 2002 total revenues increased slightly to $7.4 million from $7.1 million in the corresponding period of the prior year. This increase is attributable to the inclusion of operations of the Company's new subsidiary, DSI, which was formed in late January 2002. The Company's core equipment leasing revenues decreased approximately $2.8 million from the prior year, but was offset by a $2.8 million increase in seismic equipment sales. The decrease in leasing revenues is a reflection of the weakening demand for equipment that the Company has experienced in South America and the U.S. during the quarter.

         For the quarter ended April 30, 2002, the Company recorded approximately $3.6 million in equipment sales, generating a gross margin of 11%. Sales made during the current quarter consisted mainly of newer equipment. In the prior year, the Company recorded $818,000 in equipment sales that generated a gross margin of 35%. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses for the quarter ended April 30, 2002, increased $311,000 from the corresponding prior year period, partially due to the inclusion of the results of DSI in the current quarter. The increase in expenses is primarily due to an increase in professional fees, insurance, rent and utilities, and compensation expenses, partially offset by a decrease in customer relation expenses and franchise taxes.

         Depreciation expense for the quarter ended April 30, 2002 decreased $124,000, or 3%, to $3.9 million from $4.0 million for the same period last year. The decrease is primarily the result of the Company selling some newer, lesser-depreciated equipment coupled with some older equipment becoming fully depreciated during the last fiscal year. The Company's seismic equipment lease pool decreased $3.0 million, on a cost basis, to $87.4 million at

April 30, 2002, from $90.4 million at January 31, 2002.

         The Company recorded a net loss for the first quarter ended April 30, 2002 in the amount of $2,054,000, compared to net income of $493,000 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2002, the Company had net working capital of approximately $4.3 million as compared to net working capital of $.8 million at January 31, 2002. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash used in operating activities for the quarter ended April 30, 2002 was $4.4 million, as compared to net cash used in operating activities of $2.3 million for the quarter ended April 30, 2001.

         At April 30, 2002, the Company had trade accounts receivable of $1.3 million that were more than 90 days past due. At April 30, 2002, the Company's allowance for doubtful accounts was approximately $1.5 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

         On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortized over 48 months at an interest rate of prime plus 1/2%, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. In February 2002, the Company renegotiated its term loan, the remaining outstanding principal balance of which was then $6.5 million, and borrowed an additional $2.0 million. Beginning in March 2002, the 48 monthly payments of principal and interest are approximately $197,000. The loan is collateralized by the lease pool equipment purchased for the Company's fiscal 2001 winter capital expenditure program. Additionally, during fiscal 2002 the Company borrowed $75,000 under a separate loan agreement in connection with its acquisition of assets related to the formation of DSI. This term loan is payable in four quarterly installments of principal and interest totaling approximately $19,000, beginning in March 2002 and ending in December 2002; the interest rate is prime minus 1%.

         Capital expenditures for the quarter ended April 30, 2002 totaled approximately $3.6 million compared to capital expenditures of $4.4 million for the corresponding period in the prior year. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.

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

LOSS OF SIGNIFICANT CUSTOMERS WOULD ADVERSELY AFFECT THE COMPANY

     The Company typically leases and sells significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of the Company's revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2000, 2001 and 2002, the single largest customer accounted for approximately 17%, 21% and 22%, respectively, of the Company's total revenues. Because the Company's customer base is relatively small, the loss of one or more customers for any reason would adversely affect the Company's results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company had approximately $6.6 million of customer accounts and notes receivable at April 30, 2002, of which $1.3 million is over ninety days past due. At April 30, 2002, the Company has an allowance of $1.5 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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


                                          MITCHAM INDUSTRIES, INC.




Date:  June 14, 2002                      /s/ CHRISTOPHER C. SIFFERT
                                          --------------------------------------
                                          CHRISTOPHER C. SIFFERT
                                          CORPORATE CONTROLLER
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                          ACCOUNTING OFFICER)