Form 10-Q
period 2002-07-31
MITCHAM INDUSTRIES INC
filed 2002-09-16
CIK 926423

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142
      ====================================================================

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

                                 (936) 291-2277
              (Registrant's telephone number, including area code)
      ====================================================================

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,742,801 shares of Common Stock, $0.01 par value, were outstanding as of September 13, 2002.

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

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

         Signatures.......................................................... 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                         July 31,   January 31,
                                ASSETS                                     2002        2002
                                ------                                   --------   -----------
                                                                       (Unaudited)
Current Assets:
     Cash                                                                $  4,676    $  8,244
     Accounts receivable, net                                               1,637       3,431
     Notes receivable                                                         749         851
     Prepaid expenses and other current assets                                459         407
                                                                         --------    --------
          Total current assets                                              7,521      12,933
 Seismic equipment lease pool, property and equipment                      87,153      90,381
 Accumulated depreciation of seismic equipment lease pool,
       property and equipment                                             (46,636)    (44,814)
 Notes receivable                                                             231         275
 Other assets                                                                  17          20
                                                                         --------    --------
          Total assets                                                   $ 48,286    $ 58,795
                                                                         ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

 Current Liabilities:
     Accounts payable                                                    $  1,956    $  8,659
     Current maturities -- long-term debt                                   2,046       2,515
     Deferred revenue                                                         224         314
     Accrued wages                                                            206         265
     Accrued expenses and other current liabilities                           681         360
                                                                         --------    --------
          Total current liabilities                                         5,113      12,113
 Long-term debt                                                             5,702       4,079
                                                                         --------    --------
          Total liabilities                                                10,815      16,192

 Shareholders' Equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
         none issued and outstanding                                           --          --
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         9,657,801 shares issued                                               97          97
     Additional paid-in capital                                            61,814      61,814
     Treasury stock, at cost, 907,200 shares                               (4,671)     (4,671)
     Accumulated deficit                                                  (17,325)    (12,023)
     Accumulated other comprehensive loss                                  (2,444)     (2,614)
                                                                         --------    --------
          Total shareholders' equity                                       37,471      42,603
                                                                         --------    --------
          Total liabilities and shareholders' equity                     $ 48,286    $ 58,795
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JULY 31,                  JULY 31,
                                                               ----------------------    ----------------------
                                                                  2002         2001         2002         2001
                                                               ---------    ---------    ---------    ---------
REVENUES:
Equipment leasing                                              $     614    $   5,539    $   4,094    $  11,794
Equipment sales and other                                            399        2,528        3,979        3,346
Front-end services                                                 1,023           --        1,350           --
                                                               ---------    ---------    ---------    ---------
         Total revenues                                            2,036        8,067        9,423       15,140

COSTS AND EXPENSES:
Direct costs                                                       1,368          264        2,058        1,142
Cost of other equipment sales                                        221        1,372        3,414        1,902
General and administrative                                         1,402        1,079        2,786        2,151
Provision (benefit) for doubtful accounts                         (1,704)          50       (1,704)          75
Depreciation                                                       3,937        4,410        7,799        8,397
                                                               ---------    ---------    ---------    ---------
         Total costs and expenses                                  5,224        7,175       14,353       13,667
                                                               ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                                           (3,188)         892       (4,930)       1,473

Other income (expense) - net                                         (60)         (60)         (84)        (147)
                                                               ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                                 (3,248)         832       (5,014)       1,326
PROVISION FOR INCOME TAXES                                            --          499          288          499
                                                               ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                              $  (3,248)   $     333    $  (5,302)   $     827
                                                               =========    =========    =========    =========

Earnings (loss) per common share:
     Basic                                                     $   (0.37)   $    0.04    $   (0.61)   $    0.09
     Diluted                                                   $   (0.37)   $    0.04    $   (0.61)   $    0.09
                                                               =========    =========    =========    =========

Shares used in computing earnings (loss) per common share:
     Basic                                                     8,751,000    8,918,000    8,751,000    8,918,000
     Dilutive effect of common stock equivalents                      --      274,000           --      252,000
                                                               ---------    ---------    ---------    ---------
     Diluted                                                   8,751,000    9,192,000    8,751,000    9,170,000
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

                            MITCHAM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JULY 31,
                                                                              ------------------
                                                                                2002       2001
                                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(5,302)   $   827
Adjustments to reconcile net income (loss) to net cash
       provided by (used) in operating activities:
         Depreciation                                                           7,799      8,397
         Provision (benefit) for doubtful accounts, net of charge offs         (1,881)        18
         Deferred income taxes                                                     --      1,338
Changes in:
         Trade accounts receivable                                              1,920       (130)
         Accounts payable, accrued expenses and other current liabilities .    (6,614)    (8,905)
         Other, net                                                               (49)       (24)
                                                                              -------    -------
              Net cash provided by (used in) operating activities              (4,127)     1,521



CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                             (3,852)    (8,962)
     Purchases of property and equipment                                         (141)       (37)
     Sale of marketable securities, net                                            --      7,085
     Disposal of lease pool equipment                                           3,399      4,495
                                                                              -------    -------
         Net cash provided by (used in) investing activities                     (594)     2,581

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                               2,000      1,200
     Payments on short-term borrowings                                           (847)      (852)
     Proceeds from issuance of common stock upon exercise of
        warrants and options                                                       --        214
     Purchases of common stock for treasury                                        --       (633)
                                                                              -------    -------
         Net cash provided by (used in) financing activities                    1,153        (71)
                                                                              -------    -------

NET CHANGE IN CASH                                                             (3,568)     4,031
CASH, BEGINNING OF PERIOD                                                       8,244      4,317
                                                                              -------    -------
CASH, END OF PERIOD                                                           $ 4,676    $ 8,348
                                                                              =======    =======

    See accompanying notes for non-cash investing and financing activities.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2002. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2002; the results of operations for the three and six months ended July 31, 2002 and 2001; and cash flows for the six months ended July 31, 2002 and 2001, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2003.

2.    COMMITMENTS AND CONTINGENCIES

      Legal Proceedings
      On or about April 23, 1998, several purported securities fraud class action lawsuits were filed against the Company, Billy F. Mitcham, Jr. and Roberto Rios ("Defendants") in the U.S. District Court for the Southern District of Texas, Houston Division. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company and its insurance carrier. On December 10, 2001, the Court approved the settlement agreement, certified the class for settlement purposes only, and entered a Final Judgment and Order dismissing all the class action lawsuits with prejudice.

      The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.    INCOME TAXES

      During the quarter ended April 30, 2002, the Company recorded tax expense in the amount of $288,000. The current expense reflects an excess refund from the Internal Revenue Service which the Company received in prior fiscal years, versus an estimated tax liability related to the current quarter's operations. This estimate of taxes differs from an expected statutory rate because the Company was in a tax loss position and increased its valuation allowance on its deferred tax assets.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information for the six months ended July 31, 2001 and 2002 are as follows:

                                                                    SIX MONTHS ENDED JULY 31,
                                                                ----------------------------------
                                                                    2001                  2002
                                                                -----------            -----------
           Interest paid                                        $   294,000            $   211,000
           Taxes paid (refunded), net                              (942,000)               288,000
           Seismic equipment acquired as recovery of
              previously written off receivables                         -               1,902,000

5.    RECLASSIFICATIONS

      Certain 2001 amounts have been reclassified to conform to 2002 presentation.

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at July 31, 2002 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through its wholly-owned subsidiary, Drilling Services, Inc. ("DSI"), the Company provides front-end services to seismic data acquisition contractors. Such services typically include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling.

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

RESULTS OF OPERATIONS

For the three months ended July 31, 2002 and 2001

         For the quarter ended July 31, 2002, total revenues decreased approximately $6.0 million to $2.0 million from $8.1 million in the corresponding period of the prior year. This decrease in revenues is attributable to a weakening demand for equipment rentals in South America and the U.S. during the quarter, partially offset by the inclusion of operations of the Company's new subsidiary, DSI, which was formed in January 2002. The Company's core equipment leasing revenues decreased approximately $4.9 million from the prior year, but was partially offset by $1.0 million in front-end services revenues generated by DSI during the quarter.

         For the quarter ended July 31, 2002, the Company recorded $399,000 in equipment sales, generating a gross margin of 45%. In the prior year's comparable quarter, the Company recorded $2.5 million in equipment sales that generated a gross margin of 46%. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased $323,000 from the corresponding prior year period primarily due to the inclusion of the results of DSI in the current quarter. The increase in expenses is primarily due to an increase in professional fees, insurance, customer relations, rent and utilities, and compensation expenses.

         Depreciation expense for the quarter ended July 31, 2002 decreased by $473,000, or 11%, to $3.9 million from $4.4 million for the same period last year. The decrease is primarily the result of some older equipment becoming fully depreciated during the last fiscal year coupled with the Company's decrease in capital additions to the seismic equipment lease pool during the past year. The Company's seismic equipment lease pool decreased $3.2 million, on a cost basis, to $87.2 million at July 31, 2002, from $90.4 million at January 31, 2002.

         During the quarter ended July 31, 2002, the Company recorded a non-cash net benefit for doubtful accounts in the amount of $1.7 million. This amount represents recoveries of receivables written off in the prior fiscal year in the form of seismic equipment that the Company accepted as a settlement related to a former customer which ceased operations last year. The equipment was valued based on a fair value appraisal of the equipment received. No such recovery was recorded in the comparable quarter of the prior year.

         The Company recorded a net loss for the quarter ended July 31, 2002 in the amount of $3.2 million compared to net income of $333,000 for the same period of the previous year.

For the six months ended July 31, 2002 and 2001

         For the six months ended July 31, 2002, total revenues decreased by $5.7 million to $9.4 million from $15.1 million in the corresponding period of the prior year. The Company's core equipment leasing revenues decreased $7.7 million during the current fiscal year as compared to the comparable period in the prior year. Fiscal 2003 revenues through July 31, 2002 reflect a significant decrease in leasing revenues ($7.7 million), partially offset by a slight increase in equipment sales revenues and the inclusion of operations of the Company's new subsidiary, DSI, which was formed in late January 2002. Front-end services revenues recorded during the six months ended July 31, 2002 amounted to $1.4 million. The decrease in leasing revenues is attributable to a weakening demand for equipment rentals in South America and the U.S. during the current period versus the comparable period of the prior year.

         During the six months ended July 31, 2002, equipment sales totaled $4.0 million and generated a gross margin of 14% as compared to sales of $3.3 million and a gross margin of 43% for the same period in 2001. Sales made during the current period consisted mainly of newer equipment, yielding low gross margins. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $635,000 from the corresponding prior year period mainly due to the inclusion of the results of DSI in the current period. The increase in expenses is primarily due to an increase in insurance, compensation expenses, franchise taxes, professional fees and rent and utilities, partially offset by a decrease in advertising expenses.

         Depreciation expense for the six months ended July 31, 2002 decreased by $.6 million, or 7%, to $7.8 million from $8.4 million for the same period last year. The decrease is primarily the result of some older equipment becoming fully depreciated during the last fiscal year coupled with the Company's decrease in capital additions to the seismic equipment lease pool during the past year. The Company's seismic equipment lease pool decreased $3.2 million, on a cost basis, to $87.2 million at July 31, 2002, from $90.4 million at January 31, 2002.

         During the six months ended July 31, 2002, the Company recorded a non-cash net benefit for doubtful accounts in the amount of $1.7 million. This amount represents recoveries of receivables written off in the prior fiscal year in the form of seismic equipment that the Company accepted as a settlement related to a former customer which ceased operations last year. The equipment was valued based on a fair value appraisal of the equipment received. During the six months ended July 31, 2001, the Company recorded a $75,000 provision for doubtful accounts.

         The Company recorded a net loss for the six months ended July 31, 2002 in the amount of $5.3 million, compared to net income of $.8 million for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2002, the Company had net working capital of approximately $2.4 million as compared to net working capital of $.8 million at January 31, 2002. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash used in operating activities for the six months ended July 31, 2002 was $4.1 million, as compared to net cash provided by operating activities of $1.5 million for the six months ended July 31, 2001.

         At July 31, 2002, the Company had trade accounts receivable of $1.1 million that were more than 90 days past due. At July 31, 2002, the Company's allowance for doubtful accounts was approximately $1.3 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

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

         Capital expenditures for the six months ended July 31, 2002 totaled approximately $4.0 million compared to capital expenditures of $9.0 million for the corresponding period in the prior year. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $3.9 million of customer accounts and notes receivable at July 31, 2002, of which $1.1 million is over ninety days past due. At July 31, 2002, the Company has an allowance of $1.3 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On or about April 23, 1998, several purported securities fraud class action lawsuits were filed against the Company, Billy F. Mitcham, Jr. and Roberto Rios ("Defendants") in the U.S. District Court for the Southern District of Texas, Houston Division. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company and its insurance carrier. On December 10, 2001, the Court approved the settlement agreement, certified the class for settlement purposes only, and entered a Final Judgment and Order dismissing all the class action lawsuits with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Shareholders on July 18, 2002. Shareholders of record at the close of business on May 30, 2002 were entitled to vote.

    (b) Shareholders elected each of the six directors nominated for the board of directors:

         NAME OF NOMINEE                    FOR            WITHHELD

        Billy F. Mitcham, Jr.            8,213,724           166,306
        R. Dean Lewis                    8,341,414            38,616
        John F. Schwalbe                 8,342,264            37,766
        William J. Sheppard              8,206,024           174,006
        P. Blake Dupuis                  8,207,524           172,506
        Peter H. Blum                    8,346,689            33,341

    (c) The Shareholders ratified the appointment of Hein + Associates LLP as the Company's independent auditors:

                  FOR             AGAINST          ABSTAINING

               8,345,778          24,177             10,075


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         The following documents are filed as exhibits to this Report:

         99.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


         99.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MITCHAM INDUSTRIES, INC.




Date:  September 14, 2002               /s/ CHRISTOPHER C. SIFFERT
                                        -------------------------------
                                        CHRISTOPHER C. SIFFERT,
                                        CORPORATE CONTROLLER
                                        (AUTHORIZED OFFICER AND PRINCIPAL
                                        ACCOUNTING OFFICER)




                                 CERTIFICATIONS


I, Billy F. Mitcham, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mitcham
Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                      Date: September 14, 2002


/s/ Billy F. Mitcham, Jr.
------------------------------------
Billy F. Mitcham, Jr.
Chief Executive Officer



I, P. Blake Dupuis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mitcham
Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                      Date: September 14, 2002


/s/ P. Blake Dupuis
------------------------------------
P. Blake Dupuis
Chief Financial Officer

                                 EXHIBITS INDEX


        EXHIBIT
          NO.                       IDENTIFICATION OF EXHIBIT
        -------                     -------------------------

         99.1 - Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                     U.S.C. Section 1350

         99.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                     U.S.C. Section 1350