Form 10-Q
period 2002-10-31
MITCHAM INDUSTRIES INC
filed 2002-12-13
CIK 926423

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142

================================================================================

                            MITCHAM INDUSTRIES, INC.
                (Name of registrant as specified in its charter)


             TEXAS                                             76-0210849
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                8141 SH 75 SOUTH
                                  P.O. BOX 1175
                             HUNTSVILLE, TEXAS 77342
                    (Address of principal executive offices)

                                 (936) 291-2277
              (Registrant's telephone number, including area code)

================================================================================

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,742,801 shares of Common Stock, $0.01 par value, were outstanding as of December 13, 2002.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX



                                     PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
                    Condensed Consolidated Balance Sheets....................................   3
                    Condensed Consolidated Statements of Operations..........................   4
                    Condensed Consolidated Statements of Cash Flows..........................   5
                    Notes to Condensed Consolidated Financial Statements.....................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................  10

Item 4.     Controls and Procedures..........................................................  10

                                       PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................................  13

Item 6.     Exhibits and Reports on Form 8-K.................................................  13

            Signatures.......................................................................  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                       October 31,    January 31,
                                ASSETS                                    2002           2002
                                ------                                ------------    -----------
                                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                                                $  6,496       $  8,244
    Accounts receivable, net                                               1,640          3,431
    Notes receivable                                                         454            851
    Prepaid expenses and other current assets                                751            407
                                                                        --------       --------
       Total current assets                                                9,341         12,933
Seismic equipment lease pool, property and equipment                      85,732         90,381
Accumulated depreciation of seismic equipment lease pool,
       property and equipment                                            (48,713)       (44,814)
Notes receivable                                                             274            275
Other assets                                                                  16             20
                                                                        --------       --------
       Total assets                                                     $ 46,650       $ 58,795
                                                                        ========       ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                    $  2,001       $  8,659
    Current maturities -- long-term debt                                   2,054          2,515
    Deferred revenue                                                         148            314
    Accrued wages                                                            186            265
    Note payable                                                             313             --
    Accrued expenses and other current liabilities                           776            360
                                                                        --------       --------
       Total current liabilities                                           5,478         12,113
Long-term debt                                                             5,183          4,079
                                                                        --------       --------
       Total liabilities                                                  10,661         16,192

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        none issued and outstanding                                           --             --
    Common stock, $0.01 par value; 20,000,000 shares authorized;
        9,657,801 shares issued                                               97             97
    Additional paid-in capital                                            61,814         61,814
    Treasury stock, at cost, 915,000 shares                               (4,686)        (4,671)
    Accumulated deficit                                                  (19,191)       (12,023)
    Accumulated other comprehensive loss                                  (2,045)        (2,614)
                                                                        --------       --------
       Total shareholders' equity                                         35,989         42,603
                                                                        --------       --------
       Total liabilities and shareholders' equity                       $ 46,650       $ 58,795
                                                                        ========       ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            OCTOBER 31,                  OCTOBER 31,
                                                  --------------------------    --------------------------
                                                      2002           2001           2002           2001
                                                  -----------    -----------    -----------    -----------
REVENUES:
Equipment leasing                                 $     1,757    $     5,236    $     5,851    $    17,030
Equipment sales and other                                 922          2,434          4,901          5,780
Front-end services                                      1,361             --          2,711             --
                                                  -----------    -----------    -----------    -----------
         Total revenues                                 4,040          7,670         13,463         22,810

COSTS AND EXPENSES:
Direct costs                                            2,104            435          4,162          1,577
Cost of other equipment sales                             646          1,858          4,059          3,760
General and administrative                              1,289          1,077          4,075          3,229
Provision (benefit) for doubtful accounts                  --             50         (1,704)           125
Depreciation                                            3,734          3,912         11,534         12,309
                                                  -----------    -----------    -----------    -----------
         Total costs and expenses                       7,773          7,332         22,126         21,000
                                                  -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                (3,733)           338         (8,663)         1,810

Other income (expense) -- net                             (68)           (28)          (152)          (175)
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (3,801)           310         (8,815)         1,635
PROVISION (BENEFIT) FOR INCOME TAXES                   (1,935)           421         (1,647)           919
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                 $    (1,866)   $      (111)   $    (7,168)   $       716
                                                  ===========    ===========    ===========    ===========

Earnings (loss) per common share:
     Basic                                        $     (0.21)   $     (0.01)   $     (0.82)   $      0.08
     Diluted                                      $     (0.21)   $     (0.01)   $     (0.82)   $      0.08
                                                  ===========    ===========    ===========    ===========

Shares used in computing earnings (loss)
per common share:
    Basic                                           8,745,000      8,871,000      8,749,000      8,902,000
    Dilutive effect of common stock equivalents            --             --             --        165,000
                                                  -----------    -----------    -----------    -----------
    Diluted                                         8,745,000      8,871,000      8,749,000      9,067,000
                                                  ===========    ===========    ===========    ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                 OCTOBER 31,
                                                                            --------------------
                                                                              2002        2001
                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ (7,168)   $    716
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
         Depreciation                                                         11,534      12,309
         Benefit for doubtful accounts, net of charge offs                    (1,893)        (49)
         Federal income taxes                                                    (32)      1,747
Changes in:
         Trade accounts receivable                                             2,180      (1,571)
         Accounts payable, accrued expenses and other current liabilities     (6,255)     (7,897)
         Other, net                                                             (340)       (122)
                                                                            --------    --------
              Net cash provided by (used in) operating activities             (1,974)      5,133

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                            (3,906)     (8,722)
     Purchases of property and equipment                                        (282)        (46)
     Sale of marketable securities, net                                           --       7,085
     Disposal of lease pool equipment                                          3,786       3,349
                                                                            --------    --------
         Net cash provided by (used in) investing activities                    (402)      1,666

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                              2,000       1,200
     Payments on short-term borrowings                                        (1,357)     (1,399)
     Proceeds from issuance of common stock upon exercise of
        warrants and options                                                      --         214
     Purchases of common stock for treasury                                      (15)     (1,218)
                                                                            --------    --------
         Net cash provided by (used in) financing activities                     628      (1,203)
                                                                            --------    --------

NET CHANGE IN CASH                                                            (1,748)      5,596
CASH, BEGINNING OF PERIOD                                                      8,244       4,317
                                                                            --------    --------
CASH, END OF PERIOD                                                         $  6,496    $  9,913
                                                                            ========    ========

SEE ACCOMPANYING NOTES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES.



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2002. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2002; the results of operations for the three and nine months ended October 31, 2002 and 2001; and cash flows for the nine months ended October 31, 2002 and 2001, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2003.

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

3.       INCOME TAXES

         During the quarter ended October 31, 2002, the Company recorded a net tax benefit in the amount of $1,935,000. The current benefit resulted from the Company amending previously filed federal tax returns to take advantage of recently enacted tax laws allowing for the carry back of items for additional years. The Company received the tax refund during the current quarter. During the quarter ended April 30, 2002, the Company recorded tax expense in the amount of $288,000, which reflected an excess refund from the Internal Revenue Service which the Company received in prior fiscal years. This estimate of taxes differs from an expected statutory rate because the Company was in a tax loss position and increased its valuation allowance on its deferred tax assets.

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosures of cash flow information for the nine months ended October 31, 2002 and 2001 are as follows:

                                            NINE MONTHS ENDED OCTOBER 31,
                                            -----------------------------
                                                 2002           2001
                                             -----------    -----------
Interest paid                                $   293,000    $   435,000
Taxes paid (refunded), net                    (1,647,000)      (942,000)
Seismic equipment acquired as recovery of
 previously written off receivables            1,902,000             --
Seismic equipment acquired in exchange for
 cancellation of accounts receivable               3,000             --

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

         The Company leases and sells seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. The Company provides short-term leasing of seismic equipment to meet a customer's requirements and offers maintenance and support during the lease term. The majority of all leases at October 31, 2002 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through its wholly-owned subsidiary, Drilling Services, Inc. ("DSI"), the Company provides front-end services to seismic data acquisition contractors. Such services typically include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling.

SEASONALITY

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to the Company's expected lease revenues, especially from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from November through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by the Company's Canadian customers has historically resulted in increased lease revenues in the Company's first and fourth fiscal quarters.

CHANGES IN KEY SUPPLIER AGREEMENTS

THE SERCEL LEASE AGREEMENT

         The Company is currently negotiating with Sercel, a major manufacturer of 3-D seismic data acquisition equipment, to extend the Exclusive Equipment Lease Agreement, which will expire by its terms on December 31, 2002. Under the Agreement, the Company acts as Sercel's exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative and Sercel will refer to the Company all requests it receives to lease Sercel 3-D data acquisition equipment and other field equipment. Except for the fact that Sercel may engage in short-term leasing directly to its customers and affiliates, Sercel may not recommend or suggest any competitor of the Company as a potential lessor of such data acquisition equipment.

THE SERCEL SALES AGREEMENT

         Through Mitcham Canada Ltd., the Company's wholly-owned subsidiary, the Company entered into the Commercial Representation Agreement (the "Sercel Sales Agreement") with Georex, Inc., a wholly-owned subsidiary of Sercel, under which the Company is Sercel's designated sales representative in Canada for its seismic data acquisition and other field equipment, subject to termination by either party on 90 days' prior written notice. On October 28, 2002, the Company was notified by Sercel that Sercel will terminate the Sercel Sales Agreement effective 90 days from the date of the notice.

RESULTS OF OPERATIONS

For the three months ended October 31, 2002 and 2001

         For the quarter ended October 31, 2002, total revenues decreased approximately $3.6 million to $4.0 million from $7.7 million in the corresponding period of the prior year. This decrease in revenues is attributable to a weakening demand for equipment rentals in South America and the U.S. during the quarter, partially offset by the inclusion of operations of the Company's new subsidiary, DSI, which was formed in January 2002. The Company's core equipment leasing revenues decreased approximately $3.5 million from the prior year, but was partially offset by $1.4 million in front-end services revenues generated by DSI during the quarter.

         For the quarter ended October 31, 2002, the Company recorded $922,000 in equipment sales, generating a gross margin of 30%. In the prior year's comparable quarter, the Company recorded $2.4 million in equipment sales that generated a gross margin of 24%. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased $212,000 from the corresponding prior year period primarily due to the inclusion of the results of DSI in the current quarter. The increase in expenses is primarily due to an increase in insurance, rent and utilities, and compensation expenses, partially offset by a decrease in professional fees and state franchise tax expense.

         Depreciation expense for the quarter ended October 31, 2002 decreased by $178,000, or 5%, to $3.7 million from $3.9 million for the same period last year. The decrease is primarily the result of some older equipment becoming fully depreciated during the last fiscal year coupled with the Company's decrease in capital additions to the seismic equipment lease pool during the past year. The Company's seismic equipment lease pool decreased $4.6 million, on a cost basis, to $85.7 million at October 31, 2002, from $90.4 million at January 31, 2002.

         The Company recorded a net loss for the quarter ended October 31, 2002 in the amount of $1.9 million compared to a net loss of $111,000 for the same period of the previous year.

For the nine months ended October 31, 2002 and 2001

         For the nine months ended October 31, 2002, total revenues decreased by $9.3 million to $13.5 million from $22.8 million in the corresponding period of the prior year. The Company's core equipment leasing revenues decreased $11.2 million during the current fiscal year as compared to the comparable period in the prior year. Fiscal 2003 revenues through October 31, 2002 reflect a significant decrease in leasing revenues ($11.2 million) and a slight decrease in equipment sales revenues ($.9 million), partially offset by the inclusion of operations of the Company's new subsidiary, DSI, which was formed in late January 2002. Front-end services revenues recorded during the nine months ended October 31, 2002 amounted to $2.7 million. The decrease in leasing revenues is primarily attributable to a weakening demand for equipment rentals in South America and the U.S. during the current period versus the comparable period of the prior year.

         During the nine months ended October 31, 2002, equipment sales totaled $4.9 million and generated a gross margin of 17% as compared to sales of $5.8 million and a gross margin of 35% for the same period in 2001. Sales made during the current period consisted mainly of newer equipment, yielding low gross margins. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses increased by $846,000 from the corresponding prior year period mainly due to the inclusion of the results of DSI in the current period. The increase in expenses is primarily due to an increase in insurance, compensation expenses, franchise taxes, professional fees, customer relations, and rent and utilities.

         Depreciation expense for the nine months ended October 31, 2002 decreased by $.8 million, or 6%, to $11.5 million from $12.3 million for the same period last year. The decrease is primarily the result of some older equipment becoming fully depreciated during the last fiscal year coupled with the Company's decrease in capital additions to the seismic equipment lease pool during the past year. The Company's seismic equipment lease pool decreased $4.6 million, on a cost basis, to $85.7 million at October 31, 2002, from $90.4 million at January 31, 2002.

         During the nine months ended October 31, 2002, the Company recorded a non-cash net benefit for doubtful accounts in the amount of $1.7 million. This amount represents recoveries of receivables written off in the prior fiscal year in the form of seismic equipment that the Company accepted as a settlement related to a former customer which ceased operations last year. The equipment was valued based on a fair value appraisal of the equipment received. During the nine months ended October 31, 2001, the Company recorded a $125,000 provision for doubtful accounts.

         The Company recorded a net loss for the nine months ended October 31, 2002 in the amount of $7.2 million, compared to net income of $.7 million for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2002, the Company had net working capital of approximately $3.9 million as compared to net working capital of $.8 million at January 31, 2002. Historically, the Company's principal liquidity requirements and uses of cash have been for capital expenditures and working capital and our principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash used in operating activities for the nine months ended October 31, 2002 was $2.0 million, as compared to net cash provided by operating activities of $5.1 million for the nine months ended October 31, 2001.

         At October 31, 2002, the Company had trade accounts receivable of $.7 million that were more than 90 days past due. At October 31, 2002, the Company's allowance for doubtful accounts was approximately $1.3 million, which management believes is sufficient to cover any losses in its trade accounts receivable and notes receivable.

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

         During the current quarter, the Company executed a premium finance agreement with First Insurance Funding Corp. to finance its annual insurance premiums. The nine-month note bears interest at the rate of 5.8% with monthly payments of $45,000. As of October 31, 2002, the unpaid balance of the note was approximately $313,000.

         Capital expenditures for the nine months ended October 31, 2002 totaled approximately $4.2 million compared to capital expenditures of $8.8 million for the corresponding period in the prior year. The Company regularly evaluates opportunities to expand its business activities within the oil service industry, particularly in the seismic sector. As such, the Company may expend cash to capitalize on strategic acquisitions, if one or more are presented. At the present time, management believes that cash on hand and cash provided by future operations will be sufficient to fund its anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, the Company may pursue additional borrowings to fund capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Executive Vice President -- Finance (the "Certifying Officers"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

(b)     Changes in internal controls.

        Since the date of the evaluation, there have been no significant changes to the Company's internal controls or in other known factors that could significantly affect internal controls in the future, and there have been no corrective actions due to significant deficiencies or material weaknesses.

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

RECOVERY OF DEMAND FOR LAND BASED SEISMIC DATA NOT ASSURED

     Demand for the Company's services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America. Due to the significant decrease in world oil prices in 1998, demand for the Company's services both in Canada and worldwide declined dramatically in the fourth quarter of fiscal 1999 and despite a subsequent recovery in oil and natural gas prices, seismic activity has remained at historically low levels since that time.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

     The Company has approximately $3.6 million of customer accounts and notes receivable at October 31, 2002, of which $.7 million is over ninety days past due. At October 31, 2002, the Company has an allowance of $1.3 million to cover losses in its receivable balances. Significant payment defaults by its customers in excess of the allowance would have a material adverse effect on the Company's financial position and results of operations.

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

WEATHER CONDITIONS CAUSE SEASONAL RESULTS

     The first and fourth quarters of the Company's fiscal year have historically accounted for a greater portion of the Company's revenues than do the second and third quarters of its fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from November through March, which affects the Company due to its significant Canadian operations. This seasonal pattern may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (A)  EXHIBITS
         The following documents are filed as exhibits to this Report:

         99.1 -- Certification of the Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         99.2 -- Certification of the Executive Vice President - Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
         Section 1350

    (B)  REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MITCHAM INDUSTRIES, INC.

Date:  December 13, 2002          /S/ CHRISTOPHER C. SIFFERT
                                  -------------------------------
                                  CHRISTOPHER C. SIFFERT,
                                  CORPORATE CONTROLLER
                                  (AUTHORIZED OFFICER AND PRINCIPAL
                                  ACCOUNTING OFFICER)

                                 CERTIFICATIONS

I, Billy F. Mitcham, Jr., certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Mitcham Industries, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Billy F. Mitcham, Jr.
-------------------------
Billy F. Mitcham, Jr.
Chief Executive Officer
December 13, 2002

I, P. Blake Dupuis, certify that:



         (1) I have reviewed this quarterly report on Form 10-Q of Mitcham Industries, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ P. Blake Dupuis
----------------------------
P. Blake Dupuis
Executive Vice President - Finance
December 13, 2002

                                 EXHIBITS INDEX

EXHIBIT
  NO.                           IDENTIFICATION OF EXHIBIT
-------                         -------------------------

  99.1 - Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

  99.2 - Certification of the Executive Vice President - Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350