Form 10-K
period 2003-01-31
MITCHAM INDUSTRIES INC
filed 2003-05-01
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(MARK ONE)

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003
                                       OR
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 000-25142

                                   ----------

                            MITCHAM INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                 76-0210849
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

         8141 SH 75 SOUTH
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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant: $12,339,905 as of July 31, 2002.

         As of April 29, 2003, there were outstanding 8,742,801 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.

                                            MITCHAM INDUSTRIES, INC.
                                          ANNUAL REPORT ON FORM 10-K
                                               TABLE OF CONTENTS

                                                       PART I

Item 1.      Business.............................................................................................   1

Item 2.      Properties...........................................................................................  10

Item 3.      Legal Proceedings....................................................................................  10

Item 4.      Submission of Matters to a Vote of Security Holders..................................................  10

                                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters..................................................................................  10

Item 6.      Selected Financial Data..............................................................................  11

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................................................  11

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................................  16

Item 8.      Financial Statements and Supplementary Data..........................................................  16

Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure.............................................................................  17

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant...................................................  17

Item 11.     Executive Compensation...............................................................................  17

Item 12.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters..........................................................................  17

Item 13.     Certain Relationships and Related Transactions.......................................................  18

Item 14.     Controls and Procedures..............................................................................  18

                                                      PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................  18

             Signatures...........................................................................................  21

                                     PART I
ITEM 1.  BUSINESS

         Mitcham Industries, Inc. (the "Company"), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. We conduct our business in two reportable segments: Seismic Leasing and Sales ("Seismic") and Front-end Services. Our Seismic segment consists of the operations of Mitcham Industries, Inc. and our two wholly-owned subsidiaries, Mitcham Canada Ltd. and Seismic Asia Pacific Pty Ltd. Our front-end Services segment is comprised of the operations of our other wholly-owned subsidiary, Drilling Services, Inc. Segment data is presented in Note 16 to the Consolidated Financial Statements.

SEISMIC SEGMENT

         The Seismic segment leases and sells geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data surveys on land and in transition zones (marsh and shallow water areas). We conduct our operations on a worldwide basis and are a leading independent seismic equipment lessor in North and South America. Over the last several years advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas.

         We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including all electronic components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of our equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, "Sercel") and Input/Output, Inc. ("I/O"). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. At January 31, 2003, approximately 41% of our equipment lease pool, on a cost basis, consisted of seismic recording channel boxes, with the remainder consisting of geophones and other peripheral equipment.

         On December 30, 2002, Mitcham Industries, Inc., purchased all of the issued and outstanding shares of capital stock of Seismic Asia Pacific Pty Ltd.,
(SAP). Headquartered in Brisbane Australia, SAP provides equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic environment and defense industries throughout South East Asia and Australia.

         We lease our equipment on a short-term basis, generally for three to nine months, to seismic contractors who need additional capacity to complete a seismic survey. In doing so, we enable our customers to achieve operating and capital investment efficiencies. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions and (iii) costs of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item's expected useful life, utilization and initial cost.

         A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew's capabilities or a complete seismic data acquisition system to equip an entire crew.

         Certain of our leases contain a purchase option. Additionally, we sell a broad range of used seismic equipment on a worldwide basis and, in certain markets, acts as a sales representative or distributor of new seismic equipment.

         We have supply and exclusive lease referral agreements with several leading seismic equipment manufacturers, including Sercel and Pelton Company, Inc. ("Pelton"), which we believe provide us with certain competitive advantages. Under these agreements, we are the exclusive worldwide short-term leasing representative for certain products.

BUSINESS STRATEGY

         Our business strategy is to meet the needs of users of seismic equipment through our leasing and front-end services. To accomplish this, we have identified the following major objectives:

          o Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool, including most recently, the addition of marine equipment. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

          o Continue to expand international operations. Historically, our activities outside North and South America have consisted of equipment sales, with a limited amount of leasing activities. We believe there are opportunities to expand our international leasing activities as our customers' operations grow in international markets.

          o Develop and enhance alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers allow us to expand our equipment lease pool on favorable terms. We believe such relationships improve our access to customers and provide a competitive advantage.

          o Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector.

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

         Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data ("CEU"), (ii) seismic recording channel boxes that contain from one to eight seismic channels ("channel boxes"), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, compressed air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channel boxes to the CEU, (vi) geographic survey equipment, drilling equipment for shot holes and (vii) other peripheral, or accessory, equipment.

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

         In the past, the 2-D seismic survey was the standard data acquisition technique used to map geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys generally require a larger amount of equipment than 2-D surveys. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than does 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drillsite or oil and gas reservoir.

         In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions whether or where to drill are critical to the overall process. Since 3-D seismic data increase drilling success rates and reduce costs, we believe that 3-D seismic surveys are now predominant. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit the data, seismic data acquisition systems have been expanding in size during the past several years.

         Industry advances include the use of high resolution 3-D, three-component geophones ("3D-3C"), which enhance the 3-D image, and time lapse ("4-D") seismic, where surveys are periodically reacquired to allow the monitoring of producing oil and gas field for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs.

           With the expanded use of seismic technology, particularly 3-D seismic, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, in many areas, such as North America, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys which today average approximately 2,000 channels and often use 5,000 or more channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

BUSINESS AND OPERATIONS

         SEISMIC EQUIPMENT LEASING. We typically purchase new and used seismic equipment for short-term (less than one year) lease to our customers, which primarily include seismic contractors. After the termination of the original equipment lease, we enter into additional short-term leases with other customers, leasing such equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer's job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to meet shortages of recording channels and related equipment for specific surveys.

         We currently have an equipment lease pool comprising a total of approximately 42,500 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and geographic survey and other equipment. All of our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

         Our equipment leases generally have terms of three to nine months and are typically renewable on a month-to-month basis. We offer maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment as necessary. In addition, we provide field support services when requested by our customers.

         Our equipment lease rates vary according to an item's expected useful life, utilization and initial cost. The lessee must also obtain and keep in force insurance for the replacement value of the equipment and a specified minimum amount of general liability and casualty insurance on the leased equipment during the term of the lease. Before equipment is delivered, the lessee must provide certification that we have been named an additional insured and loss payee on its policies. The lessee is responsible for all maintenance and repairs of leased equipment other than those arising from normal wear and tear. All taxes (other than U.S. federal income taxes) and assessments are the contractual obligation of the lessee.

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to our operations in Canada, where a significant percentage of the seismic survey activity usually occurs in the winter season, from November through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In the United States, most of the seismic survey work is not usually affected by weather. As a result of weather conditions, we attempt to manage our equipment lease pool to meet seasonal demands. Equipment leased in Canada during the winter months may be moved to the United States in the warmer months.

         SEISMIC EQUIPMENT SALES. Our equipment sales business serves a diverse base of industry, governmental, university and research customers. We typically buy used equipment for resale and new equipment in response to specific customer orders. On occasion, we will also hold equipment of third parties and sell such equipment on consignment.

KEY SUPPLIER AGREEMENTS

THE SERCEL LEASE AGREEMENT

         Our Exclusive Equipment Lease Agreement with Sercel, a major manufacturer of 3-D seismic data acquisition equipment, expired December 31, 2002. Effective April 9, 2003, we renewed our exclusive leasing arrangement with Sercel by entering into a new Equipment Lease Agreement (the "New Sercel Agreement").

         Under the New Sercel Agreement, we are Sercel's exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative for land-based seismic equipment and its non-exclusive leasing representative with respect to certain marine seismic equipment. While there are no restrictions on Sercel's ability to undertake short-term or long-term leasing of either land-based or marine seismic equipment, Sercel will provide us with information regarding any potential leases or sales opportunities that Sercel does not undertake.

         The agreement expires December 31, 2003, but is subject to termination by Sercel before that date upon (a) Sercel's reasonable belief that we have violated or intend to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) our refusal or inability to certify that we are in compliance with laws applicable to its activities, or (c) our insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern.

OTHER AGREEMENTS

         We have an exclusive lease referral agreement (the "Pelton Agreement") with Pelton, a leading manufacturer and supplier of vibrator control electronics, which was acquired by I/O in January 2001. The terms of the Pelton Agreement are similar to those of the New Sercel Agreement, except that (a) Pelton may not engage in short-term leasing (leases for periods of less than a year) of the equipment covered, and (b) the Pelton Agreement may be terminated by either party upon three months prior written notice.

         We had a Commercial Representative Agreement (the "Sercel Sales Agreement") with Georex, Inc., a wholly-owned subsidiary of Sercel, under which we were Sercel's designated sales representative in Canada for seismic data acquisition and other field equipment. The Sercel Sales Agreement was subject to termination by either party on 90 days' prior written notice. On October 28, 2002, we were notified that Sercel was terminating the Sercel Sales Agreement effective January 26, 2003. Total commissions earned under this agreement in the 2003, 2002 and 2001 fiscal years were $1,311,000, with $4,000 of that amount earned in fiscal 2003.

FRONT-END SERVICES SEGMENT

         On January 28, 2002, we formed a wholly-owned subsidiary, Drilling Services, Inc. (DSI), to own and operate a fleet of seismic shot hole drills and to provide other services required by seismic data acquisition contractors. As of January 31, 2003, we own and operate 22 shot hole drilling units and ancillary transportation and geographic surveying equipment. Many of its customers are the same customers as that of our Seismic segment. Services offered by DSI include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling. Taken together, these services are commonly referred to as "front-end services" as they are required prior to the actual process of recording a seismic survey.

CUSTOMERS; SALES AND MARKETING

         Our major lease customers are seismic data acquisition contractors and major and independent oil and gas companies. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2003, we had lease customers with 70 active leases of various lengths. Customers of our used and new seismic equipment sales and service business include lease customers, foreign governments, universities, engineering firms and research organizations worldwide.

         We participate in both domestic and international trade shows and expositions to inform the oil and gas industry of our products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a semi-annual listing of equipment offerings is mailed to over 1,000 oil and gas industry participants. We believe this mailing generates significant seismic equipment lease and sales revenues. In addition, we advertise our alliances with Sercel and Pelton in several major geophysical trade journals. We also maintain a web site on which we list our seismic equipment for sale and lease.

         We work with a network of representatives in several international markets, including Europe, Russia and other former Soviet Union countries. These agents generate equipment sales and, to a lesser extent, equipment leasing business for us and are compensated on a commission basis. We also expend resources in the areas of customer service, product support and the maintenance of customer relationships. We also have offices in Calgary, Alberta, Canada and Brisbane, Australia from which we lease and sell seismic equipment.

COMPETITION

         While we are aware of several companies that engage in seismic equipment leasing, competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool as we do.

         We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. We compete in the used equipment sales market with a broad base of seismic equipment owners, including major oil and gas exploration companies and seismic data acquisition contractors which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than us. We believe there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.

SUPPLIERS

         We have several suppliers of seismic equipment for our lease pool. We have historically acquired the majority of our seismic lease pool equipment from Sercel and I/O, and believe that Sercel and I/O manufacture the majority of the land-based seismic systems and equipment in use. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Steward Cable (cables) and Mark Products (geophones and cables). From time to time, we purchase new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

EMPLOYEES

         As of January 31, 2003, the Seismic segment had 58 employees and the Front-end Services segment had 80 employees, none of whom is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information contained in this Annual Report on Form 10-K (including statements contained in Part I, Item 1. "Business", Part I, Item 3. "Legal Proceedings" and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Annual Report on Form 10-K.

RECOVERY OF DEMAND FOR LAND BASED SEISMIC DATA NOT ASSURED

         Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America.

LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT US

         We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers' equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2001, 2002 and 2003, the single largest customer accounted for approximately 21%, 22% and 13%, respectively, of our total revenues. Because our customer base is relatively small, the loss of one or more customers for any reason would adversely affect our results of operations.

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         We had approximately $4.3 million of customer accounts and notes receivable at January 31, 2003, of which $.6 million is over ninety days past due. At January 31, 2003, we had an allowance of $.8 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

INTERNATIONAL ECONOMIC AND POLITICAL INSTABILITY COULD ADVERSELY OUR RESULTS OF OPERATIONS

         Our results of operations are dependent upon the current political and economic climate of several international countries in which our customers either operate or are located. International sources (including Canada) accounted for approximately 63% of our revenues in the fiscal year ended January 31, 2003. Since the majority of our lease and sales contracts with our customers are denominated in U.S. and Canadian dollars, there is little risk of loss from fluctuations in foreign currencies. However, our internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and appropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards.

WE MUST CONTINUALLY OBTAIN ADDITIONAL LEASE CONTRACTS

         Our seismic equipment leases typically have a term of three to nine months and provide gross revenues that recover only a portion of our capital investment. Our ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lessees are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although we have been successful in obtaining additional lease contracts with other lessees after the termination of the original leases, there can be no assurance that we will continue to do so. Our failure to obtain additional leases or extensions beyond the initial lease term would have a material adverse effect on our operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

         Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our Chairman of the Board, President and Chief Executive Officer. Mr. Mitcham's employment agreement had an initial term through January 15, 2002, and is automatically extended on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with our business and from diverting any of our customers to a competitor for two years after the termination of his employment. The loss of the services of Mr. Mitcham could have a material adverse effect on us.

OUR SEISMIC LEASE POOL IS SUBJECT TO TECHNOLOGICAL OBSOLESCENCE

         We have a substantial capital investment in seismic data acquisition equipment. The development by manufacturers of seismic equipment of newer technology systems or component parts that have significant competitive advantages over seismic systems and component parts now in use could have an adverse effect on our ability to profitably lease and sell our existing seismic equipment. Significant improvements in technology may also require us to recognize an asset impairment charge to our lease pool investment, and to correspondingly invest significant sums to upgrade or replace our existing lease pool with newer-technology equipment demanded by our customers.

WEATHER CONDITIONS CAUSE SEASONAL RESULTS

           The first and fourth quarters of our fiscal year have historically accounted for a greater portion of our revenues than do the second and third quarters of our fiscal year. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from November through March, which affects us due to our significant Canadian operations. This seasonal pattern may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

COMPETITION

         Competition in the leasing of seismic equipment is fragmented, and we are aware of several companies that engage in seismic equipment leasing. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, or similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition contractors that may lease equipment that is temporarily idle.

         We have several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers, companies providing seismic surveys and oil and gas exploration companies that use seismic equipment, many of which have substantially greater financial resources than us. There are also several smaller competitors who, in the aggregate, generate significant revenue from the sale of seismic survey equipment. Pressures from existing or new competitors could adversely our business operations.

VOLATILE STOCK PRICES AND NO PAYMENT OF DIVIDENDS

         Due to current energy industry conditions, energy and energy service company stock prices, including our stock price, have been extremely volatile. Such stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing if such financing is ever needed. We have historically not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

POSSIBLE ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS; POTENTIAL ISSUANCE OF PREFERRED STOCK

         Certain provisions of our Articles of Incorporation and the Texas Business Corporation Act may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our Board of Directors but that our shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. Because our Board of Directors is authorized to issue preferred stock with such preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock. Although we have no shares of preferred stock outstanding and no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.

LIMITATION ON DIRECTORS' LIABILITY

         Our Articles of Incorporation provide, as permitted by governing Texas law, that a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director.

ITEM 2.  PROPERTIES

         We own our corporate office and warehouse facilities in Huntsville, Texas. Our headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. We also lease approximately 31,000 square feet of office and warehouse space at our facility in Calgary, Alberta, Canada. Our U.S. subsidiary, DSI, leases approximately 26,550 square feet of office and warehouse space in Brookshire, Texas. SAP, our Australian subsidiary, leases approximately 14,400 square feet of office and warehouse space in Brisbane, Australia.

ITEM 3.  LEGAL PROCEEDINGS

         On or about April 23, 1998, several purported securities fraud class action lawsuits were filed against the Company, Billy F. Mitcham and Roberto Rios ("Defendants") in the U.S. District Court for the Southern District of Texas, Houston Division. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by us ($1.1 million) and our insurance carrier ($1.6 million). On December 10, 2001, the Court approved the settlement agreement, certified the class for settlement purposes only, and entered a Final Judgment and Order dismissing all the class action lawsuits with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION FOR COMMON STOCK

         Our common stock is traded on the Nasdaq National Market under the symbol "MIND." The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq National Market.

                                             High      Low
                                            -----     -----
Fiscal Year Ended January 31, 2002:
      First Quarter                         $7.25     $4.88
      Second Quarter                         8.15      4.88
      Third Quarter                          5.25      3.00
      Fourth Quarter                         5.19      4.05

Fiscal Year Ended January 31, 2003:
      First Quarter                         $4.40     $3.50
      Second Quarter                         4.10      1.76
      Third Quarter                          2.12      1.05
      Fourth Quarter                         1.75      1.05

         As of April 29, 2003, there were approximately 500 stockholders of record of the common stock.


                                 DIVIDEND POLICY

         We have not paid any cash dividends on the common stock since our inception, and our Board of

Directors does not contemplate the payment of cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, for use in developing and expanding our business. In the future, our payment of dividends will also depend on our financial condition, results of operations and such other factors as our Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts)

                                                                                    Years Ended January 31,
                                                              ----------------------------------------------------------------
                                                                1999          2000          2001          2002          2003
                                                              --------      --------      --------      --------      --------
Net sales and other revenues                                  $ 37,936      $ 10,644      $ 20,597      $ 27,183      $ 19,154
Loss from continuing operations                                 (8,526)       (4,864)       (2,946)       (8,457)      (10,099)
Loss from continuing operations
   per common share - basic and diluted                          (0.90)        (0.51)        (0.32)        (0.95)        (1.15)
Cash dividends declared per common share                            --            --            --            --            --
Balance Sheet Data:
Cash and marketable securities                                  19,860        17,399        11,402         8,244         5,170
Seismic equipment lease pool, property and equipment,
  cost basis                                                    65,116        74,537        91,435        90,381        87,126
Total assets                                                    67,174        67,705        72,561        58,795        44,340
Long-term debt and redeemable preferred stock                       --            --         5,444         4,079         4,622
Total liabilities                                                2,422         7,430        18,573        16,192        10,682
Total shareholders' equity                                      64,752        60,275        53,988        42,603        33,658

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs.

         We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer's requirements and offer maintenance and support during the lease term. The majority of all leases at January 31, 2003 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through our wholly-owned subsidiary, DSI, we provide front-end services to seismic data acquisition contractors. Such services typically include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling.

         For the years ended January 31, 2001, 2002 and 2003, revenues from foreign customers totaled $19.1 million, $21.7 million and $12.0 million, respectively. The majority of our transactions with foreign customers are denominated in United States and Canadian dollars.

SEASONALITY

         Historically, seismic equipment leasing has been susceptible to weather patterns in certain geographic regions. There is some seasonality to our expected lease revenues, especially from customers operating in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from November through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by our Canadian customers has historically resulted in increased lease revenues in our first and fourth fiscal quarters.

RESULTS OF OPERATIONS

         We created our Front-end Services segment in January 2002 upon the formation of DSI. As fiscal 2003 is the first year of operations for this segment, there are no comparable prior year results.

         Consolidated revenues for fiscal 2003 were $19.2 million, reflecting an $8.0 million, or 30%, decline from fiscal 2002 revenues of $27.2 million. During fiscal 2003, leasing revenues decreased primarily due to the business decline of three of our customers in fiscal 2002, partially offset by the inclusion of the results of our Front-end Services segment. Front-end Services revenues for fiscal 2003 were approximately $5.0 million. Additionally, fiscal 2003 revenues include the results of our Australian subsidiary, SAP, which was purchased in December 2002. SAP's revenues for fiscal 2003 were approximately $.6 million. Foreign currency translation rates had the effect of decreasing fiscal 2003 revenues by approximately $38,000 from fiscal 2002 levels.

         Fiscal 2002 revenues were $27.2 million, reflecting a $6.6 million, or 32%, increase over fiscal 2001 revenues of $20.6 million. During fiscal 2002, we executed several high-dollar lease contracts with a customer in South America that attributed to our increase in revenues for the year. Foreign currency translation rates had the effect of decreasing fiscal 2002 revenues by approximately $449,000 from fiscal 2001 levels. Included in fiscal 2002 revenues is commission income of $1.3 million, compared to only $42,000 in fiscal 2001. This commission income was earned by Mitcham Canada pursuant to the Sercel Sales Agreement, was based on direct sales by Sercel to various customers and was recognized when Sercel paid the applicable commission to us.

         Fiscal 2001 revenues were $20.6 million, which represented a $10.0 million, or 94% increase over fiscal 2000 revenues of $10.6 million. During fiscal 2001, we experienced a greater demand for equipment leasing from our customers, primarily in response to the higher level of commodity prices. Foreign currency translation rates had the effect of decreasing fiscal 2001 revenues by approximately $52,000 from fiscal 2000 levels.

         Seismic equipment sales for fiscal 2003 were $5.8 million as compared to $5.9 million and $6.5 million for fiscal 2002 and 2001, respectively. Cost of sales for the fiscal years ended January 31, 2003, 2002 and 2001 was $4.6 million, $5.0 million and $5.2 million, respectively. Foreign currency translation rates had the effect of decreasing cost of goods sold for fiscal years 2003, 2002 and 2001 by $4,000, $73,000 and $10,000, respectively. Gross margins on equipment sales were 22%, 16% and 21% for fiscal years 2003, 2002 and 2001, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of newly added seismic equipment to the lease pool versus older, more depreciated seismic equipment being sold.

         During fiscal 2003, we recorded depreciation expense in the amount of $15.2 million. This amount reflects a decrease of $.8 million, or 5%, from the fiscal 2002 amount. Foreign currency translation rates had the effect of decreasing depreciation expense for fiscal 2003 by $58,000 from the fiscal 2002 amount. In fiscal 2002, we recorded depreciation expense in the amount of $16.0 million, which reflected a $2.9 million, or 22%, increase above the fiscal 2001 amount. Foreign currency translation rates had the effect of decreasing depreciation expense for fiscal 2002 by $353,000 from the fiscal 2001 amount. Depreciation expense for fiscal 2001 was approximately $13.1 million, representing an increase of $3.3 million, or 33%, above the fiscal 2000 amount. Foreign currency translation rates had the effect of decreasing depreciation expense for fiscal 2001 by $32,000 from the fiscal 2000 amount.

         The decrease in fiscal 2003 depreciation expense is largely due to the fact that certain equipment reached the end of its depreciable life during the year, coupled with the sales of assets with remaining depreciable life. The increase in depreciation expense during fiscal 2002 is primarily a result of our replacement of older, fully depreciated seismic equipment with new, state of the art technology. The fiscal 2001 increase in depreciation expense is a result of our adding $27.7 million, on a cost basis, to the seismic equipment lease pool during the fiscal year.

         For fiscal 2003, the Seismic segment's direct costs of seismic leasing totaled $1.4 million, representing a decrease of $.9 million from the fiscal 2002 amount of $2.2 million. This decrease is attributable to the significant decrease in leasing activity during the fiscal year. Specifically, the decrease is mainly attributable to decreases in freight, equipment repairs and leased equipment expenses of $134,000, $474,000 and $276,000, respectively. Front-end Services direct costs totaled $5.8 million for fiscal 2003. As this segment is labor-intensive, the primary expenses are wage-related expenses. Additionally, Front-end Services direct costs also include explosives and related drilling materials as well as significant equipment repairs and maintenance expenses. For fiscal 2002, our direct costs of seismic leasing totaled approximately $2.2 million, for an increase of $450,000 over the fiscal 2001 amount. This increase is a result of the significant increase in equipment leasing activity during the year. The increase is attributable to increases in freight and equipment repairs of $72,000 and $478,000, respectively, partially offset by a decrease in leased equipment expenses of $152,000. Fiscal 2001 direct costs were $1.8 million, an increase of approximately $400,000 from fiscal 2000 amounts, reflecting the significant increase in leasing activities during fiscal 2001. Direct costs typically increase with leasing revenues, as the two main components of direct costs are freight and equipment repairs.

         For the fiscal year ended January 31, 2003, our general and administrative expenses totaled $5.6 million, or $1.3 million above those of fiscal 2002. Approximately $1.1 million of the increase is due to the inclusion of DSI and $.1 million is due to the inclusion of SAP in fiscal 2003. The remaining increase is due to higher payroll related expenses and insurance, partially offset by a decrease in state franchise tax expense. For the fiscal year ended January 31, 2002, our general and administrative expenses totaled approximately $4.4 million, or $.2 million above those of fiscal 2001. This increase is primarily due to an increase in insurance, professional fees and debt acquisition costs, partially offset by a decrease in travel, rent and customer relation expenses. General and administrative expenses increased approximately $0.3 million in fiscal 2001 as compared to fiscal 2000 expense of $3.9 million. The fiscal 2001 increase in general and administrative expenses is due to an increase in rent and storage fees associated with the new facility in Calgary, as well as an increase in insurance, customer relations, travel and compensation expenses partially offset by a decrease in professional fees and convention and advertising expenses. Additionally, during fiscal 2001, we incurred personnel and related costs associated with international marketing efforts.

         During fiscal 2003, we recorded a non-cash net benefit for doubtful accounts in the amount of $1.9 million. Of this amount, approximately $1.7 million represents recoveries of receivables written off in the prior fiscal year in the form of seismic equipment that we accepted as a settlement related to a former customer which ceased operations last year. The remaining $.2 million benefit resulted from our collecting an outstanding note receivable that had been fully reserved in prior fiscal years due to the uncertainty of collection. Once the funds were collected, we reduced our allowance for doubtful accounts and recorded the net benefit. Our provision for doubtful accounts in fiscal 2002 was approximately $5.1 million, for a substantial increase over the fiscal 2001 amount of $225,000. As of January 31, 2002, we had reserved or written off approximately $5.0 million in trade and note receivables related to three customers who advised us they were ceasing operations and did not have the resources to pay their outstanding obligations to us. During fiscal 2001, our provision for doubtful accounts was $225,000, reflecting a decrease of $350,000 from fiscal 2000. The decrease in fiscal 2001 is attributable to our improvement in our receivables aging and our collecting approximately $400,000 of receivables previously written off. During fiscal 2001, we wrote off approximately $289,000 of receivables deemed uncollectible. At January 31, 2003 and 2002, we had past due trade accounts and note receivables in the approximate amount of $.7 million and $2.0 million, respectively. As of January 31, 2003 and 2002, our allowance for doubtful accounts and notes receivable amounted to $.8 million and $1.5 million, respectively.

         For fiscal 2003, we recorded a net loss in the amount of $10.1 million, as compared to the fiscal 2002 net loss of $8.5 million. Contributing to the current year's net loss were the results of DSI, which was in its first year as a start-up business, partially offset by the approximate $1.6 million income tax benefit recorded during the year. The primary factors behind the fiscal 2002 net loss were the bad debt provision and valuation allowance for our deferred tax assets, as discussed more fully in the notes to the financial statements. The net loss for fiscal 2001 was $2.9 million, which included an income tax benefit of approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2003, we had net working capital of approximately $3.3 million as compared to net working capital of $.8 million at January 31, 2002. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash used in operating activities for the year ended January 31, 2003 was $1.8 million, as compared to net cash provided by operating activities of $12.3 million and $13.3 million for the years ended January 31, 2002 and 2001, respectively. Net cash provided by financing activities for the year ended January 31, 2003 was $.1 million, compared to net cash used in financing activities for the year ended January 31, 2002 of $2.0 million and net cash provided by financing of $4.2 million for fiscal year 2001. During fiscal 2001 and 2002, we liquidated temporary investments in marketable securities of approximately $6.7 million and $7.1 million, respectively, to fund a portion of our capital expenditure program. The temporary investments were originally made with surplus cash generated in prior fiscal years which was invested in marketable securities until such time as the funds were needed. During fiscal 2002, we paid $1.1 million to settle a securities class action lawsuit using funds generated from our operations. The balance of the settlement was paid by our insurance carrier, as more fully discussed in Note 12.

         On October 28, 2002, we were notified that Sercel was terminating the Sercel Sales Agreement effective January 26, 2003. Total commissions earned under this agreement in the 2003, 2002 and 2001 fiscal years were $1,311,000, only $4,000 of which was earned in the 2003 fiscal year. Its cancellation is not expected to have significant effect on our results of operations and liquidity.

         We committed to purchase $1.125 million of land data acquisition equipment by December 31, 2003 and $2.25 million of land data acquisition equipment by December 31, 2004. We expect that cash on hand and cash flows from operations will be sufficient to meet these commitments.

         At January 31, 2003, we had trade accounts and notes receivable of $.6 million that were more than 90 days past due, as compared to $2.0 million at January 31, 2002. During fiscal 2003, we wrote off approximately $.5 million of accounts and notes receivable that were more than 90 days past due. As of January 31, 2003, our allowance for doubtful accounts was approximately $.8 million, which management believes is sufficient to cover any losses in our trade accounts receivable and notes receivable.

         In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, we do not recognize the interest earned until the entire principal balance has been collected. In most cases where we have a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected. Although the extension of repayment terms on open accounts receivables temporarily reduces our cash flow from operations, we believe that this practice is necessary in light of seismic industry conditions and that it has not adversely affected our ability to conduct routine business. Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Unless there is a question as to collectibility, the sales revenue and cost of goods sold is recognized at the inception of the transaction.

         On November 10, 2000, we closed an $8.5 million term loan with First Victoria National Bank. The loan amortized over 48 months and bore interest at the rate of prime plus one-half percent, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. In February 2002, we renegotiated our term loan and borrowed an additional $2.0 million. Beginning in March 2002, the 48 monthly payments of principal and interest are approximately $197,000. The loan is collateralized by certain lease pool equipment. Additionally, during fiscal 2002 we borrowed $75,000 under a separate loan agreement in connection with our acquisition of assets related to the formation of DSI. This term loan matured in December 2002, bore interest at the rate of prime minus one percent, and required quarterly repayments in the approximate amount of $19,000.

         Capital expenditures for the 2003 fiscal year totaled approximately $4.9 million as compared to capital expenditures of $18.0 million for fiscal 2002. The decline in our fiscal 2003 capital expenditures from prior years is a reflection of a continuing decline in seismic data acquisition activity. Unlike in prior years when the majority of equipment we purchased was based on anticipated demand for our services, the majority of our capital expenditures for the 2003 fiscal year was made to fulfill a specific lease contract or was purchased for ultimate resale to a specific customer.

         During fiscal 2003, we repurchased 7,800 shares of our common stock for an aggregate cost of $15,000, or an average cost of $1.97 per share. At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to reserves for accounts receivable collectibility and useful lives of our lease pool assets and their valuation.

         Critical accounting policies are those that are most important to the portrayal of a company's financial position and results of operation as well as require management's subjective judgment. Below is a brief discussion of our critical accounting policies.

Revenue Recognition

         We recognize lease revenue ratably over the term of the lease and recognize sales revenue at the inception of the transaction unless there is a question as to its collectibility. Commission income is recognized once it has been paid to us. Interest income related to the financing of delinquent customer receivables is not recognized until the entire principal balance has been collected. The Front-end Services segment recognizes income at the time services are provided.

Allowance for Doubtful Accounts

         Provisions to the allowance for doubtful accounts are made periodically as conditions warrant based on the expected collectibility of all such receivables. In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance.

Long-Lived Asset Impairment

         We review our long-lived lease pool assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, an impairment charge is recorded. No such charge has been recorded for the periods presented.

Income Taxes

         We account for our taxes under the liability method, whereby we recognize, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of our assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2002 and 2003, we have recorded a net deferred tax asset of $6.7 million and $9.4 million, respectively. As we believe it is not assured that these net deferred tax assets will be realized, we have provided valuation allowances of $6.7 million and $9.4 million at January 31, 2002 and 2003, respectively.

         We periodically reevaluate these estimates and assumptions as circumstances change. Such factors may significantly impact our results of operations from period to period.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically denominate the majority of our lease and sales contracts in U.S. and Canadian dollars to mitigate the exposure to fluctuations in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears at pages F-1 through F-25 hereof and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our directors and executive officers will be set forth in the proxy statement for the 2003 Annual Meeting of Shareholders under the heading "Election of Directors." Information regarding compliance by our officers, directors and control persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our proxy statement for the 2003 Annual Meeting of Shareholders under the heading "Other Matters-Compliance with
Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in our proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in our proxy statement for the 2003 Annual Meeting of Shareholders.


Equity Compensation Plan Information

           The following table sets forth certain information as of January 31, 2003, concerning our equity compensation plans, all of which have been previously approved by our shareholders:

                                                                                                       Number of securities
                                                                                                        remaining available
                                                                                                        for future issuance
                                                         Number of securities                               under equity
                                                           to be issued upon       Weighted-average      compensation plans
                                                              exercise of         exercise price of    (excluding securities
                                                         outstanding options,    outstanding options,      reflected in
                                                          warrants and rights     warrants and rights       column (a))
                                                         --------------------    --------------------  ---------------------
Compensation Plan                                                  (a)                   (b)                     (c)

1994 Stock Option Plan                                            136,600               $9.17                  85,280
1994 Non-Employee Director Stock Option Plan                       41,000               $6.60                   9,000
1998 Stock Awards Plan                                            268,750               $4.41                  75,150
2000 Stock Option Plan                                            920,520               $3.59                  79,480
                                                                ---------               -----                 -------
       Total                                                    1,366,870               $4.40                 248,910

Other Equity Compensation Arrangements


         In June 2001, we entered into an agreement with Bear Ridge Capital, L.L.C. ("BRC"), under which we engaged BRC to assist us in arranging a private placement of up to $25 million of our debt or equity securities. Mr. Peter H. Blum, one of our directors, is the sole member of BRC. As consideration for the services BRC was to perform, we paid BRC a nonrefundable retainer of $57,000, $42,000 of which was creditable against compensation due to BRC on the consummation of a private placement transaction, and issued BRC warrants to purchase 20,000 shares of our common stock at an exercise price of $5.00 per share. Upon the consummation of a private placement transaction, BRC was entitled to compensation equal to 2.5% of the gross proceeds of the transaction. As of January 31, 2003, due to the anti-dilution provisions contained in the warrants, BRC is entitled to purchase up to 22,624 shares of our common stock at an exercise price of $4.42 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in our proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

          (a)  Evaluation of disclosure controls and procedures.

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Finance (the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information to be included in our periodic SEC filings.

          (b)  Changes in internal controls.

         Since the date of the evaluation, there have been no significant changes to our internal controls or in other known factors that could significantly affect internal controls in the future, and there have been no corrective actions due to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED

          (1)  Financial Statements

          The financial statements filed as part of this Annual Report are listed in "Index to Consolidated Financial Statements" on page F-1.

          (2)  Financial Statement Schedules

          This Annual Report includes the following financial statement schedule: Schedule II -- Valuation and Qualifying Accounts

          (3) Exhibits -The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (c) below.

(b) REPORTS ON FORM 8-K

     During the quarter end January 31, 2003, we filed a Current Report on Form 8-K related to the purchase of Seismic Asia Pacific Pty Ltd.

(c) EXHIBITS

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

     9    -- Voting Agreement, dated September 20, 1993, between the Company,
             Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

    *10.1 -- Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

     10.2 -- Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc. (4) (Exhibit 10.1)

     10.3 -- First Amendment to the Exclusive Lease Referral Agreement, dated January 1997, between the Company and Pelton (5) (Exhibit 10.17)

     10.4 -- Second Amendment to the Exclusive Lease Referral Agreement between Mitcham Industries, Inc. and Pelton Company, Inc., dated November 4, 1997 (5) (Exhibit 10.3)

     10.5 -- Exclusive Equipment Lease Agreement, effective December 16, 1999, between the Company and SERCEL, S.A. (7) (Exhibit 10.2)

     10.6 -- Commercial Representation Agreement, effective September 20, 1996, between Mitcham Canada Ltd., an Alberta corporation, and Georex, Inc. (4)(Exhibit 10.3)

     10.7 -- Amendment No. 1 to the Commercial Representation Agreement between Mitcham Canada, Ltd. and Georex, Inc., dated November 11, 1997 (5) (Exhibit 10.1)

    *10.8 -- Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

     10.9 -- Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

   *10.10 -- Mitcham Industries, Inc. 1998 Stock Awards Plan (6) (Exhibit A)

   *10.11 -- Mitcham Industries, Inc. 2000 Stock Option Plan (8) (Exhibit A)

    10.12 -- Warrant, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C.

    10.13 -- Share Sale Agreement between Mitcham Industries, Inc. and Nautronix, Inc., dated December 2002 (9)

   *10.14 -- Agreement between Mitcham Industries, Inc., with William J.
             Sheppard, dated April 4, 2003**

   *10.15 -- Consulting Agreement between Mitcham Industries, Inc. and William
             J. Sheppard, dated April 1, 2003, but effective February 1, 2003**

   *10.16 -- Consulting Agreement between Mitcham Industries, Inc. and William
             J. Sheppard, dated April 1, 2003, but effective January 1, 2004**

    10.17 -- Equipment Lease Agreement between Mitcham Industries, Inc. and Sercel, Inc., effective April 9, 2003**

     99.1 -- Certification of Billy F. Mitcham, Jr., CEO and President, under
             Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350**

     99.2 -- Certification of P. Blake Dupuis, Executive Vice President - Finance, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350**

     21   -- Subsidiaries of the Company

     23   -- Consent of Hein + Associates LLP

     *       Management contract or compensatory plan or arrangement

     **      Filed herewith


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

(9) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(d) NOT APPLICABLE

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 1ST DAY OF MAY, 2003.


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



         Signature                     Title/Capacity                Date
         ---------                     --------------                ----

/s/ BILLY F. MITCHAM, JR.
------------------------------      Chairman of the Board,         May 1, 2003
     Billy F. Mitcham, Jr.          President and Chief
                                    Executive Officer

/s/ P. BLAKE DUPUIS
------------------------------      Executive Vice President -     May 1, 2003
        P. Blake Dupuis             Finance, COO, Secretary,
(principal financial officer)       Treasurer and Director

/s/ CHRISTOPHER C. SIFFERT          Vice President and             May 1, 2003
------------------------------      Corporate Controller
     Christopher C. Siffert
(principal accounting officer)

/s/ PETER H. BLUM                   Director                       May 1, 2003
------------------------------
      Peter H. Blum

                                  CERTIFICATION
                                  -------------


I, Billy F. Mitcham, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Mitcham Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Billy F. Mitcham, Jr.
-------------------------
Billy F. Mitcham, Jr.
Chief Executive Officer
May 1, 2003

                                  CERTIFICATION
                                  -------------


I, P. Blake Dupuis, certify that:

1. I have reviewed this annual report on Form 10-K of Mitcham Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ P. Blake Dupuis
----------------------------------
P. Blake Dupuis
Executive Vice President - Finance
May 1, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              Page
                                                                                                                              ----
Independent Auditor's Report.................................................................................................. F-2

Consolidated Balance Sheets as of January 31, 2002 and 2003................................................................... F-3

Consolidated Statements of Operations for the Years Ended
         January 31, 2001, 2002 and 2003...................................................................................... F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
         for the Years Ended January 31, 2001, 2002 and 2003.................................................................. F-5

Consolidated Statements of Cash Flows for the Years Ended
         January 31, 2001, 2002 and 2003...................................................................................... F-6

Notes to Consolidated Financial Statements.................................................................................... F-7

                           INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2002 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
April 4, 2003

                            MITCHAM INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  JANUARY 31,
                                                                        ------------------------------
                                                                            2002              2003
                                                                        ------------      ------------
                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents                                           $  8,244,000      $  5,170,000
    Accounts receivable, net of allowance for doubtful accounts of $1,454,000 and $770,000 at January 31, 2002 and 2003,
      respectively                                                         3,431,000         3,544,000
    Notes receivable                                                         851,000            12,000
    Prepaid expenses and other current assets                                407,000           627,000
                                                                        ------------      ------------
           Total current assets                                           12,933,000         9,353,000

Seismic equipment lease pool, property and equipment                      90,381,000        87,126,000
Accumulated depreciation of seismic equipment lease pool, property
 and equipment                                                           (44,814,000)      (52,183,000)
Notes receivable                                                             275,000                --
Other assets                                                                  20,000            44,000
                                                                        ------------      ------------
           Total assets                                                 $ 58,795,000      $ 44,340,000
                                                                        ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
    Accounts payable                                                    $  8,659,000      $  2,424,000
    Current maturities - long-term debt                                    2,515,000         2,092,000
    Deferred revenue                                                         314,000           216,000
    Wages payable                                                            265,000           414,000
    Accrued expenses and other current liabilities                           360,000           914,000
                                                                        ------------      ------------
           Total current liabilities                                      12,113,000         6,060,000
Long-term debt                                                             4,079,000         4,622,000
                                                                        ------------      ------------
           Total liabilities                                              16,192,000        10,682,000
Commitments and contingencies (Note 12)
Shareholders' equity:
    Preferred stock, $1.00 par value; 1,000,000 shares
      authorized; none issued and outstanding                                     --                --
    Common stock, $.01 par value; 20,000,000 shares authorized;
      9,657,801 shares issued                                                 97,000            97,000
    Additional paid-in capital                                            61,814,000        61,814,000
    Treasury stock, at cost (907,200 and 915,000 shares,
      respectively)                                                       (4,671,000)       (4,686,000)
    Accumulated deficit                                                  (12,023,000)      (22,122,000)
    Accumulated other comprehensive loss                                  (2,614,000)       (1,445,000)
                                                                        ------------      ------------
           Total shareholders' equity                                     42,603,000        33,658,000
                                                                        ------------      ------------
           Total liabilities and shareholders' equity                   $ 58,795,000      $ 44,340,000
                                                                        ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEARS ENDED JANUARY 31,
                                                          ------------------------------------------------
                                                              2001              2002              2003
                                                          ------------      ------------      ------------
Revenues:
    Equipment leasing                                     $ 14,009,000      $ 19,994,000      $  8,343,000
    Equipment sales                                          6,546,000         5,920,000         5,835,000
    Commissions                                                 42,000         1,269,000             4,000
    Front-end services                                              --                --         4,972,000
                                                          ------------      ------------      ------------
           Total revenues                                   20,597,000        27,183,000        19,154,000
                                                          ------------      ------------      ------------
Costs and expenses:
    Direct costs - seismic leasing                           1,789,000         2,239,000         1,369,000
    Direct costs - front-end services                               --                --         5,775,000
    Cost of equipment sales                                  5,183,000         4,993,000         4,569,000
    General and administrative                               4,199,000         4,374,000         5,633,000
    Provision (benefit) for doubtful accounts                  225,000         5,065,000        (1,920,000)
    Depreciation                                            13,123,000        16,015,000        15,190,000
                                                          ------------      ------------      ------------
           Total costs and expenses                         24,519,000        32,686,000        30,616,000
                                                          ------------      ------------      ------------
Operating loss                                              (3,922,000)       (5,503,000)      (11,462,000)
Other income (expense):
    Interest income (net of interest expense of
       approximately $82,000, $562,000 and
       $477,000, respectively)                                 559,000          (231,000)         (291,000)
    Other, net                                              (1,092,000)            2,000             7,000
                                                          ------------      ------------      ------------
           Total other income (expense)                       (533,000)         (229,000)         (284,000)
                                                          ------------      ------------      ------------
Loss before income taxes                                    (4,455,000)       (5,732,000)      (11,746,000)
Provision (benefit) for income taxes                        (1,509,000)        2,725,000        (1,647,000)
                                                          ------------      ------------      ------------
Net loss                                                  $ (2,946,000)     $ (8,457,000)     $(10,099,000)
                                                          ============      ============      ============

Loss per common share:
           Basic                                          $      (0.32)     $      (0.95)     $      (1.15)
           Diluted                                        $      (0.32)     $      (0.95)     $      (1.15)
Shares used in computing loss per common share:
           Basic                                             9,167,000         8,870,000         8,747,000
           Dilutive effect of common stock
             equivalents                                            --                --                --
                                                          ------------      ------------      ------------
           Diluted                                           9,167,000         8,870,000         8,747,000
                                                          ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003


                                                     COMMON STOCK                                                   RETAINED
                                            ------------------------------      ADDITIONAL                          EARNINGS
                                                                                 PAID-IN          TREASURY        (ACCUMULATED
                                                SHARES           AMOUNT          CAPITAL            STOCK            DEFICIT)
                                            ------------      ------------     ------------     ------------      ------------
Balances, January 31, 2000                     9,551,000      $     96,000     $ 61,459,000               --      $   (620,000)
    Comprehensive loss:
       Net loss                                       --                --               --               --        (2,946,000)
       Foreign currency translation                   --                --               --               --                --

       Comprehensive loss


    Issuance of common stock upon
       exercise of warrants and options           40,000                --          142,000               --                --
    Acquisition of treasury stock                     --                --               --       (3,195,000)               --
                                            ------------      ------------     ------------     ------------      ------------

Balances, January 31, 2001                     9,591,000            96,000       61,601,000       (3,195,000)       (3,566,000)
    Comprehensive loss:
       Net loss                                       --                --               --               --        (8,457,000)
       Foreign currency translation                   --                --               --               --                --

       Comprehensive loss


    Issuance of common stock upon
       exercise of warrants and options           67,000             1,000          213,000               --                --
    Acquisition of treasury stock                     --                --               --       (1,476,000)               --
                                            ------------      ------------     ------------     ------------      ------------

Balances, January 31, 2002                     9,658,000            97,000       61,814,000       (4,671,000)      (12,023,000)
    Comprehensive loss:
       Net loss                                       --                --               --               --       (10,099,000)
       Foreign currency translation                   --                --               --               --                --

       Comprehensive loss

    Acquisition of treasury stock                     --                --               --          (15,000)               --
                                            ------------      ------------     ------------     ------------      ------------

Balances, January 31, 2003                     9,658,000      $     97,000     $ 61,814,000     $ (4,686,000)     $(22,122,000)
                                            ============      ============     ============     ============      ============




                                              ACCUMULATED
                                                 OTHER
                                              COMPREHENSIVE
                                              INCOME (LOSS)         TOTAL
                                              -------------     -------------
Balances, January 31, 2000                    $   (660,000)     $ 60,275,000
    Comprehensive loss:
       Net loss                                         --        (2,946,000)
       Foreign currency translation               (288,000)         (288,000)
                                                                ------------
       Comprehensive loss                                         (3,234,000)
                                                                ------------

    Issuance of common stock upon
       exercise of warrants and options                 --           142,000
    Acquisition of treasury stock                       --        (3,195,000)
                                              ------------      ------------

Balances, January 31, 2001                        (948,000)       53,988,000
    Comprehensive loss:
       Net loss                                         --        (8,457,000)
       Foreign currency translation             (1,666,000)       (1,666,000)
                                                                ------------
       Comprehensive loss                                        (10,123,000)
                                                                ------------

    Issuance of common stock upon
       exercise of warrants and options                 --           214,000
    Acquisition of treasury stock                       --        (1,476,000)
                                              ------------      ------------

Balances, January 31, 2002                      (2,614,000)       42,603,000
    Comprehensive loss:
       Net loss                                         --       (10,099,000)
       Foreign currency translation              1,169,000         1,169,000
                                                                ------------
       Comprehensive loss                                         (8,930,000)
                                                                ------------
    Acquisition of treasury stock                       --           (15,000)
                                              ------------      ------------

Balances, January 31, 2003                    $ (1,445,000)     $ 33,658,000
                                              ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED JANUARY 31,
                                                                       ------------------------------------------------
                                                                           2001              2002              2003
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                                           $ (2,946,000)     $ (8,457,000)     $(10,099,000)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Depreciation                                                      13,123,000        16,015,000        15,190,000
       Provision (benefit) for doubtful accounts, net of
         chargeoffs                                                         (63,000)          224,000        (2,398,000)
       Deferred income taxes                                                 (4,000)        2,713,000                --
    Changes in:
       Trade accounts receivable                                         (1,838,000)        2,729,000         1,476,000
       Federal income taxes, current                                      2,008,000           787,000           (43,000)
       Accounts payable, accrued expenses and other
         current liabilities                                              3,631,000        (2,139,000)       (5,725,000)
       Other, net                                                          (586,000)          397,000          (244,000)
                                                                       ------------      ------------      ------------
           Net cash provided by (used in) operating activities           13,325,000        12,269,000        (1,843,000)
                                                                       ------------      ------------      ------------
Cash flows from investing activities:
    Purchases of seismic equipment held for lease                       (27,482,000)      (16,442,000)       (4,867,000)
    Purchases of property and equipment                                    (229,000)       (1,579,000)         (328,000)
    Sale of marketable securities                                         6,726,000         7,085,000                --
    Disposal of lease pool equipment                                      4,142,000         4,562,000         3,859,000
                                                                       ------------      ------------      ------------
           Net cash used in investing activities                        (16,843,000)       (6,374,000)       (1,336,000)
                                                                       ------------      ------------      ------------
Cash flows from financing activities:
    Proceeds from short-term borrowings                                   1,856,000            75,000                --
    Proceeds from long-term debt                                          5,444,000         1,200,000         2,000,000
    Payments on short-term borrowings                                            --        (1,981,000)       (1,880,000)
    Purchase of common stock for treasury                                (3,195,000)       (1,476,000)          (15,000)
    Proceeds from issuance of common stock upon exercise
      of warrants and options                                               142,000           214,000                --
                                                                       ------------      ------------      ------------
           Net cash provided by (used in) financing activities            4,247,000        (1,968,000)          105,000
                                                                       ------------      ------------      ------------
Net change in cash                                                          729,000         3,927,000        (3,074,000)
Cash, beginning of year                                                   3,588,000         4,317,000         8,244,000
                                                                       ------------      ------------      ------------
Cash, end of year                                                      $  4,317,000      $  8,244,000      $  5,170,000
                                                                       ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization - Mitcham Industries, Inc. (the "Company") is a Texas corporation formed on January 29, 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and services to the seismic industry worldwide, primarily in North and South America. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. ("DSI"), the Company provides seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as "front-end services". The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. ("SAP"), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. All intercompany transactions and balances have been eliminated in consolidation.

   Description of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2002 and 2003 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with imbedded maintenance obligations. The standard lease contract provides that the lessee is responsible for maintenance and repairs to the equipment, excluding fair wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

   Front-end Services Revenues - The Company recognizes revenues for its front-end services at the time services are performed.

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

   SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, set forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard required certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaced SFAS
   121. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's assessment resulted in no recognition of impairment expense for the periods

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


   presented.

   Property and Equipment - Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements over 10 years.

   Income Taxes - The Company files separate federal returns for its foreign subsidiaries. The Company accounts for its taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2002 and 2003, the Company has recorded a net deferred tax asset of $6.7 million and $9.4 million, respectively. The Company believes it is not assured that these net deferred tax assets will be realized and has recorded valuation allowances of $6.7 million and $9.4 million at January 31, 2002 and 2003, respectively.

   Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to: allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets and depreciable lives of assets. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from these estimates.

   Foreign Currency Translation - All balance sheet accounts of the Canadian and Australian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Income statement items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders' equity.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Earnings Per Share - For the fiscal years ended January 31, 2001, 2002 and 2003, the following common stock equivalents were excluded from the earnings per share calculations due to their anti-dilutive effect on EPS.

                                                YEARS ENDED JANUARY 31,
                                          -------------------------------
                                            2001        2002        2003
                                          -------     -------     -------
   Stock options
                                           42,769     105,600      35,218
   Warrants                                11,883       2,383          --
                                          -------     -------     -------
    Total anti-dilutive securities         54,652     107,983      35,218

   Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the results of operations or comprehensive income.

2. NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption had no effect on the Company's financial statements.

3. TERM BANK LOANS

   On November 10, 2000, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan amortized over 48 months and bore interest at the rate of prime plus one-half percent, adjusted daily (4.75% at January 31, 2003). The first three monthly payments were interest only, with the remaining 45 monthly payments being interest and principal in the approximate amount of $229,000. During the fiscal year ended January 31,

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. TERM BANK LOANS (continued)

   2002, the Company had drawn the entire $8.5 million under this loan agreement and as of January 31, 2002, had an outstanding balance of $6.5 million. The loan is collateralized by certain lease pool equipment. In February 2002, the Company renegotiated its term loan with First Victoria National Bank with substantially identical terms of the original loan. The Company borrowed an additional $2.0 million, representing the approximate amount of principal payments made under the original loan and had an outstanding balance of $6.7 million as of January 31, 2003. The revised loan amortizes over 48 months, bears interest at the rate of prime plus one-half percent and requires 48 monthly payments of principal and interest in the approximate amount of $197,000.

   In connection with the formation of DSI, the Company closed a $75,000 term loan in December 2001 with Regions Bank. This loan amortized over 12 months and bore interest at the rate of prime minus one percent, adjusted daily. The quarterly payments of principal and interest, beginning March 7, 2002, were approximately $19,000. During fiscal 2003, the Company repaid all outstanding principal under this note.

   Long-term debt repayments are scheduled to be $2,092,000, $2,193,000, $2,300,000 and $129,000 in fiscal 2004, 2005, 2006 and 2007, respectively.

4. SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

   Supplemental disclosures of cash flow information for the years ended January 31, 2001, 2002 and 2003 are as follows:

                                                                        YEARS ENDED JANUARY 31,
                                                             ---------------------------------------------
                                                                 2001             2002             2003
                                                             -----------      -----------      -----------
Interest paid                                                $    31,000      $   542,000      $   410,000
Taxes paid (refunded), net                                    (3,529,000)        (942,000)      (1,647,000)
Seismic equipment acquired in exchange
   for cancellation of accounts receivable                            --          312,000            3,000
Seismic equipment acquired as recovery of previously
   written off receivables                                            --               --        1,933,000
Seismic equipment acquired in exchange
   for issuance of leasing credits                               500,000               --               --

5. NOTES RECEIVABLE

   In certain instances when customers have been unable to repay their open accounts receivable balances, the Company has agreed to a structured repayment program using an

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. NOTES RECEIVABLE (continued)

   interest bearing promissory note. In these cases, the Company provides a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, the Company does not recognize the interest earned until the entire principal balance has been collected. In most cases where the Company has a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected.

   The Company occasionally offers extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Unless there is a question as to collectibility, the sales revenue and cost of goods sold is recognized at the inception of the transaction.

   Notes receivable consisted of $1,126,000 due from four customers and $12,000 due from two customers as of January 31, 2002 and 2003, respectively. These notes bear interest ranging from 5% - 12% with repayment terms ranging from 12 - 48 months. During fiscal 2003, the Company established one new note receivable in the amount of $30,000 related to the sale of seismic equipment. Also during fiscal 2003, the Company received final payments on two notes receivable that had been established in prior fiscal years. Additionally, during fiscal 2003 the Company wrote off one note receivable in the amount of $282,000 related to the financing of trade receivables from prior fiscal years due to the customer's insolvency.

   During fiscal 2002, the Company established one new note receivable in the amount of $500,000 to finance trade receivables which has been repaid by the customer as of January 31, 2003. Also during fiscal 2002, the Company received final payments on three notes receivable that had been established in prior fiscal years. Additionally, during fiscal 2002 the Company wrote off two notes receivable in the aggregate amount of $638,000, one of which related to sales of equipment and one of which related to the financing of trade receivables from prior fiscal years.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CONCENTRATIONS

   Credit Risk - As of January 31, 2002 and 2003, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $1.2 million from one customer and $1.1 million from two customers, respectively.

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

   Supplier Concentration - The Company purchases the majority of its seismic equipment for its lease pool from a small number of suppliers, each being an industry leader for its product. The Company believes that two of its suppliers manufacture most of the land-based seismic systems and equipment in use. The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology demanded by its customers and maintaining the existing equipment in accordance with manufacturers' specifications.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SEISMIC EQUIPMENT LEASE POOL, PROPERTY AND EQUIPMENT

   Seismic equipment lease pool, property and equipment consisted of the following as of:

                                                                       JANUARY 31,
                                                             ------------------------------
                                                                 2002              2003
                                                             ------------      ------------
Remote signal conditioners (channel boxes)                   $ 34,153,000      $ 33,760,000
Other peripheral equipment                                     52,925,000        48,937,000
                                                             ------------      ------------
    Seismic equipment lease pool                               87,078,000        82,697,000
                                                             ------------      ------------

Land                                                               25,000            25,000
Buildings and improvements                                        561,000           580,000
Furniture and fixtures                                            994,000         1,292,000
Drilling equipment                                              1,314,000         1,939,000
Autos and trucks                                                  409,000           593,000
                                                             ------------      ------------
    Property and equipment                                      3,303,000         4,429,000
                                                             ------------      ------------

Seismic equipment lease pool, property and equipment           90,381,000        87,126,000
Less: accumulated depreciation                                (44,814,000)      (52,183,000)
                                                             ------------      ------------
                                                             $ 45,567,000      $ 34,943,000
                                                             ============      ============

8. LEASES

   The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2002 and 2003 that have not already been reflected on the accompanying consolidated financial statements.

   The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $513,000, $329,000 and $358,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

   The components of income tax expense (benefit) were as follows:

                                    YEARS ENDED JANUARY 31,
                     ---------------------------------------------
                         2001             2002             2003
                     -----------      -----------      -----------
Current:
     Federal         $(1,505,000)     $        --      $(1,647,000)
     Foreign                  --           12,000               --
     State                    --               --               --
                     -----------      -----------      -----------
                      (1,505,000)          12,000       (1,647,000)
 Deferred                 (4,000)       2,713,000               --
                     -----------      -----------      -----------
                     $(1,509,000)     $ 2,725,000      $(1,647,000)
                     ===========      ===========      ===========


The components of the Company's deferred tax assets consisted of the following as of:

                                                                            JANUARY 31,
                                                                   ----------------------------
                                                                       2002             2003
                                                                   -----------      -----------
Deferred tax assets:
    Allowance for doubtful accounts                                $   494,000      $   262,000
    Canadian net operating loss carryforward                         2,500,000        4,861,000
    U.S. net operating loss carryforward                             2,725,000        3,015,000
    Inventory valuation allowance                                       87,000           83,000
    Depreciation                                                       382,000          905,000
    Accruals not yet deductible for tax purposes                        78,000           65,000
    AMT credit                                                         434,000          202,000
                                                                   -----------      -----------
    Gross deferred tax assets                                        6,700,000        9,393,000
    Valuation allowance                                             (6,700,000)      (9,393,000)
                                                                   -----------      -----------
           Net assets                                                       --               --
Deferred tax liabilities:
    Tax accounting change from cash basis to accrual basis                  --               --
                                                                   -----------      -----------
    Deferred tax assets, net                                       $        --      $        --
                                                                   ===========      ===========

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (continued)


   The following is a reconciliation of expected to actual income tax expense (benefit):

                                                                YEARS ENDED JANUARY 31,
                                                    ---------------------------------------------
                                                        2001             2002             2003
                                                    -----------      -----------      -----------
   Federal income tax expense (benefit) at 34%      $(1,515,000)     $(1,949,000)     $(3,994,000)
   Non-taxable interest income                         (160,000)              --               --
   Deferred benefit not currently recognized            324,000        4,604,000        2,693,000
   Nondeductible expenses                                22,000           58,000           27,000
   Prior year over accrual                              (57,000)              --               --
   Foreign rate differential                                 --               --         (446,000)
   Other                                               (123,000)          12,000           73,000
                                                    -----------      -----------      -----------
                                                    $(1,509,000)     $ 2,725,000      $(1,647,000)
                                                    ===========      ===========      ===========

   The Company had Canadian net operating loss carryforwards of approximately $11,574,000 as of January 31, 2003. The Canadian net operating losses expire in various years through 2008. The Company has U.S. net operating losses of approximately $8,869,000, which if unused will begin to expire in 2021.

   The Company recorded a valuation allowance of approximately $6,700,000 as of January 31, 2002 and $9,393,000 as of January 31, 2003 (a change of $2,693,000).

10. SALES AND MAJOR CUSTOMERS

   A summary of the Company's revenues from foreign customers by geographic region is as follows:

                                     YEARS ENDED JANUARY 31,
                         -------------------------------------------
                              2001            2002            2003
                         -----------     -----------     -----------
   Canada                $10,484,000     $10,637,000     $ 9,481,000
   UK/Europe               4,154,000       3,084,000         408,000
   Mexico                  1,044,000         380,000          64,000
   South America           3,171,000       7,030,000       1,135,000
   Asia                       63,000         252,000         625,000
   Other                     174,000         351,000         281,000
                         -----------     -----------     -----------
       Totals            $19,090,000     $21,734,000     $11,994,000
                         ===========     ===========     ===========

        Three customers represented approximately 21%, 13% and 10% of fiscal 2001 total revenues. Two customers represented approximately 22% and 11% of fiscal 2002 total revenues and one customer represented approximately 13% of fiscal 2003 total revenues. No other customer exceeded 10% of revenues for fiscal 2001, 2002 and 2003.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHAREHOLDERS' EQUITY

   The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2002 and 2003. The preferred stock may be issued in multiple series with various terms, as authorized by the Company's Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,657,801 are issued as of January 31, 2002 and 2003, respectively.

   In August 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock for $6.43 per share (the "August 1996 Warrants"), exercisable beginning August 1997 for a period of four years thereafter. During fiscal 2001, all of these warrants were exercised. In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share (the "December 1996 Warrants"), exercisable beginning December 14, 1997 for a period of five years. During fiscal 2002, all of these warrants were exercised. In October 1997, in exchange for services rendered in connection with the Company's secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share (the "1997 Warrants"), exercisable beginning October 28, 1998 for a period of five years thereafter. During fiscal 2002, 20,000 of these warrants were exercised. As of January 31, 2002, the exercise price of the remaining 5,000 1997 Warrants was $3.56 per share, a result of the anti-dilution provisions of those warrants. The remaining 5,000 warrants expired in fiscal 2003.

   In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20,000 shares of its common stock for $5.00 per share, exercisable beginning July 18, 2002 for a period of five years thereafter. As of January 31, 2003, the exercise price of the warrants was $4.42 per share, a result of the anti-dilution provisions of those warrants. Warrants are accounted for pursuant to variable accounting rules at each interim reporting date.

   In February 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. On July 18, 2001, the Board of Directors increased the number of shares authorized to be repurchased to a total of up to 1,250,000 shares. The Company has repurchased 915,000 shares of its common stock at an average cost of $5.12 per share as of January 31, 2003 and has classified these shares as treasury stock in the accompanying financial statements. The Company expects it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

   Sercel Lease Agreement - Effective April 9, 2003, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Equipment Lease Agreement (the "New Sercel Agreement"). The New Sercel Agreement replaces the parties' Exclusive Equipment Lease Agreement that was entered into in December 1999 and that expired December 31, 2002. Under the New Sercel Agreement, the Company is Sercel's exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative for land-based seismic equipment and its non-exclusive leasing representative with respect to certain marine seismic equipment. While there are no restrictions on Sercel's ability to undertake short-term or long-term leasing of either land-based or marine seismic equipment, Sercel will provide the Company with information regarding any potential leases or sales opportunities that Sercel does not undertake. The agreement expires December 31, 2003, subject to earlier termination by Sercel on the occurrence of certain events.

   Purchase Commitment (unaudited) -The Company is commited to purchase $1.125 million of land data acquisition equipment by December 31, 2003 and $2.25 million of land data acquisition equipment by December 31, 2004.

   Legal Proceedings - On or about April 23, 1998, several purported securities fraud class action lawsuits were filed against the Company, Billy F. Mitcham and Roberto Rios ("Defendants") in the U.S. District Court for the Southern District of Texas, Houston Division. On August 10, 2001, facing protracted and expensive litigation, Defendants executed a final settlement agreement with Plaintiffs for $2.7 million, paid by the Company ($1.1 million) and its insurance carrier ($1.6 million). On December 10, 2001, the Court approved the settlement agreement, certified the class for settlement purposes only, and entered a Final Judgment and Order dismissing all the class action lawsuits with prejudice.

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

   As of January 31, 2003, options to purchase an aggregate of 295,100 shares have been granted and options to purchase 136,600 shares of common stock are issued and outstanding under the 1994 Stock Option Plan, 45,750 of which are exercisable at a price of $5.00 per share, 21,000 of which are exercisable at $3.29 per share, 20,500 of which are exercisable at $5.75 per share, 34,350 of which are exercisable at $22.00 per share and 15,000 of which

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTION PLANS (continued)

   are exercisable at $5.38 per share. As of January 31, 2003, options to purchase an aggregate of 276,650 shares have been granted and options to purchase 268,750 shares of common stock are issued and outstanding under the 1998 Stock Awards Plan, 60,000 of which are exercisable at a price of $7.38 per share and 208,750 of which are exercisable at $3.56 per share. As of January 31, 2003, options to purchase an aggregate of 920,520 shares of common stock are issued and outstanding under the 2000 Stock Option Plan, 238,500 of which are exercisable at a price of $5.13 per share, 750 of which are exercisable at $5.53 per share, 261,150 of which are exercisable at $5.00 per share, 10,000 of which are exercisable at $4.60 per share, 2,500 of which are exercisable at $4.00 per share, 277,620 of which are exercisable at $1.99 per share and 130,000 of which are exercisable at $1.25 per share.

   The Director Plan provides for the grant of up to 50,000 nonqualified stock options. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company's common stock on the date of grant. Pursuant to the Director Plan, options to purchase 5,000 shares of common stock are granted to each non-employee director upon his election to the Board and every year thereafter so long as he is re-elected to the Board of Directors. Options granted under the Director Plan are fully vested one year after their grant and expire 10 years after the date of the grant. As of January 31, 2003, options to purchase an aggregate of 41,000 shares of common stock were issued and outstanding under the Director Plan, 1,000 of which are exercisable at $2.88 per share, 1,000 of which are exercisable at $3.13 per share, 10,000 of which are exercisable at $4.06 per share, 15,000 of which are exercisable at $5.13 per share, 2,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 2,000 of which are exercisable at $11.13 per share.

   Activity in the 1994 Stock Option Plan, 1998 Stock Awards Plan, 2000 Stock Option Plan and Director Plan for the years ended January 31, 2001, 2002 and 2003 was as follows:

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTION PLANS (continued)

                                                    Weighted
                                                     Average
                                                    Exercise
                                       Number of      Price
                                        Shares      Per Share
                                      ----------    ---------
Outstanding, January 31, 2000            569,200      $6.08
      Exercised                               --         --
      Granted                            304,350       5.13
      Expired                            (13,200)      5.53
                                      ----------      -----
Outstanding, January 31, 2001            860,350      $5.75
      Exercised                           (6,100)      3.56
      Granted                            274,600       4.99
      Expired                           (166,650)      5.90
                                      ----------      -----
Outstanding, January 31, 2002            962,200      $5.52
      Exercised                               --         --
      Granted                            410,120       1.77
      Expired                             (5,450)      4.64
                                      ----------      -----
Outstanding, January 31, 2003          1,366,870      $4.40
                                      ==========      =====

   As of January 31, 2003, options to acquire 743,414 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $5.66 per share.

   The remaining options, which have a weighted average exercise price of $2.89 per share, will vest over the next three fiscal years. If not previously exercised, options outstanding at January 31, 2003 will expire as follows:
   45,750 options expire on May 9, 2004; 1,000 options expire on March 16, 2005; 1,000 options expire on June 8, 2005; 21,000 options expire on December 4, 2005; 2,000 options expire on June 12, 2006; 20,500 options expire on August 14, 2006; 2,000 options expire on June 11, 2007; 34,350 options expire on October 3, 2007; 10,000 options expire on July 9, 2008; 15,000 options expire on August 31, 2008; 60,000 options expire on September 29, 2008; 208,750 options expire on February 23, 2009; 10,000 options expire on July 23, 2009; 253,500 options expire on July 27, 2010, 750 options expire on August 15, 2010, 261,150 options expire on July 18, 2011, 10,000 options expire on October 23, 2011, 2,500 options expire on March 1, 2012, 277,620 options expire on August 15, 2012 and 130,000 options expire on December 30, 2012.

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

                                                          YEARS ENDED JANUARY 31,
                                          ------------------------------------------------------
                                              2001                2002                2003
                                          --------------      --------------      --------------
Net loss
       As reported                        $   (2,946,000)     $   (8,457,000)     $  (10,099,000)
       Pro forma                              (3,431,000)         (9,166,000)        (10,499,000)
Net loss per common share (basic)
       As reported                        $         (.32)     $         (.95)     $        (1.15)
       Pro forma                                    (.37)              (1.03)              (1.20)

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 4.5% to 7%; volatility of 65%, 69% and 63% for 2001, 2002 and 2003, respectively; no assumed dividend yield; and expected lives of 3-8 years.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist of trade receivables, marketable securities, notes receivable and accounts and notes payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value due to the short maturity of these instruments and the market rates associated with the notes payable.

15. RECENT ACQUISITION

   On December 30, 2002, Mitcham Industries, Inc., purchased all of the issued and outstanding shares of capital stock of Seismic Asia Pacific Pty Ltd.,
   (SAP), for approximately $764,000. Headquartered in Brisbane Australia, SAP provides equipment, consumables, systems integration, engineering hardware and software maintenance support services to the geophysical, hydrographic, oceanographic environment and defense industries throughout South East Asia and Australia.

16. SEGMENT DATA

   The Seismic segment is engaged in the leasing and sales of seismic equipment to the international seismic industry as well as the leasing and sales of hydrographic and oceanographic seismic equipment. The Front-end Services segment provides such services as seismic survey program design, quality control, permit acquisition, geographical

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.     SEGMENT DATA (continued)

        surveying and shot hole drilling, commonly referred to as "front-end services". The Front-end Services segment operates exclusively in the United States.

        Financial information relating to the Company's segments is as follows:

                                                Front-end
                                 Seismic         Services           Total
                               ------------     ------------     ------------
                                               (in thousands)
2001
Revenues                       $     20,597     $         --     $     20,597
Direct costs                          1,789               --            1,789
Depreciation & amortization          13,123               --           13,123
Operating loss                       (3,922)              --           (3,922)
Interest expense                         82               --               82
Identifiable assets                  72,561               --           72,561
Capital expenditures                 27,711               --           27,711

2002
Revenues                       $     27,183     $         --     $     27,183
Direct costs                          2,239               --            2,239
Depreciation & amortization          16,015               --           16,015
Operating loss                       (5,503)              --           (5,503)
Interest expense                        562               --              562
Identifiable assets                  58,795               --           58,795
Capital expenditures                 18,021               --           18,021

2003
Revenues                       $     14,182     $      4,972     $     19,154
Direct costs                          1,369            5,775            7,144
Depreciation & amortization          14,682              508           15,190
Operating loss                       (9,054)          (2,408)         (11,462)
Interest expense                        467               10              477
Identifiable assets                  41,866            2,474           44,340
Capital expenditures                  4,867              328            5,195

                            MITCHAM INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      QUARTERLY FINANCIAL DATA (Unaudited)

         (in thousands, except per share amounts)


                                               Fiscal Year     April 30     July 31       October 31    January 31
                                               -----------    ---------     ---------     ----------    -----------

Net sales:                                            2003    $   7,387     $   2,036     $   4,040     $     5,691
                                                      2002        7,073         8,067         7,670           4,373

Gross profit:                                         2003        3,505           447         1,290           2,200
                                                      2002        5,665         6,431         5,377           2,478

Income (loss) before taxes:                           2003       (1,766)       (3,248)       (3,801)         (2,931)
                                                      2002          493           832           310           7,367

Income taxes (benefit):                               2003          288            --        (1,935)             --
                                                      2002           --           499           421           1,805

Net income (loss):                                    2003       (2,054)       (3,248)       (1,866)         (2,931)
                                                      2002          493           333          (111)         (9,172)

Basic earnings (loss) per common share:               2003        (0.23)        (0.37)        (0.21)          (0.34)
                                                      2002         0.06          0.04         (0.01)          (1.05)

Diluted earnings (loss) per common share:             2003        (0.23)        (0.37)        (0.21)          (0.34)
                                                      2002         0.05          0.04         (0.01)          (1.05)

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Mitcham Industries, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 4, 2003. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15(a) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Houston, Texas
April 4, 2003

                                   SCHEDULE II

                            MITCHAM INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


           COL. A                         COL. B                  COL. C(1)                COL. D                   COL. E
         -----------                -------------------      --------------------       ------------            -------------
                                        BALANCE AT           ADDITIONS CHARGED TO       DEDUCTIONS -              BALANCE AT
         DESCRIPTION                BEGINNING OF PERIOD       COSTS AND EXPENSES          DESCRIBE              END OF PERIOD
         -----------                -------------------      --------------------       ------------            -------------
January 31, 2001
   Allowance for doubtful
     accounts                        $       843,000          $       225,000          $    (162,000)(A)       $     1,230,000

January 31, 2002
   Allowance for doubtful
     accounts                        $     1,230,000          $     5,065,000          $   4,841,000(A)        $     1,454,000

January 31, 2003
   Allowance for doubtful
     accounts                        $     1,454,000          $      (500,000)         $     184,000(A)        $       770,000


----------

(A) Represents recoveries and uncollectible accounts written off.

Note: Column C(2) has been omitted, as all answers would be "none."

                                  EXHIBIT LIST

10.14     --      Agreement between Mitcham Industries, Inc., with William J.
                  Sheppard, dated April 4, 2003

10.15     --      Consulting Agreement between Mitcham Industries, Inc. and
                  William J. Sheppard, dated April 1, 2003, but effective
                  February 1, 2003

10.16     --      Consulting Agreement between Mitcham Industries, Inc. and
                  William J. Sheppard, dated April 1, 2003, but effective
                  January 1, 2004

10.17     --      Equipment Lease Agreement between Mitcham Industries, Inc.
                  and Sercel, Inc., effective April 9, 2003

99.1      --      Certification of Billy F. Mitcham, Jr., CEO and President,
                  under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C.
                  1350

99.2      --      Certification of P. Blake Dupuis, Executive Vice President -
                  Finance, under Section 906 of the Sarbanes-Oxley Act of 2002,
                  U.S.C. 1350

21        --      Subsidiaries of the Company


23        --      Consent of Hein + Associates LLP