Form 10-Q
period 2003-04-30
MITCHAM INDUSTRIES INC
filed 2003-06-16
CIK 926423

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

                                8141 SH 75 SOUTH
                             HUNTSVILLE, TEXAS 77340
                    (Address of principal executive offices)

                                 (936) 291-2277
              (Registrant's telephone number, including area code)

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----      ----

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                      ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,742,801 shares of Common Stock, $0.01 par value, were outstanding as of June 13, 2003.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets ...................                3
                    Condensed Consolidated Statements of Operations .........                4
                    Condensed Consolidated Statements of Cash Flows .........                5
                    Notes to Condensed Consolidated Financial Statements ....                6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................                7

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........               10

Item 4. Controls and Procedures .............................................               11

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...................................................               13

Item 6. Exhibits and Reports on Form 8-K ....................................               14

            Signatures ......................................................               15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           April 30,           January 31,
                                                    ASSETS                                   2003                  2003
                                                                                          ------------         ------------
                                                                                           (Unaudited)
CURRENT ASSETS:
     Cash                                                                                 $      5,164         $      5,170
     Accounts receivable, net                                                                    5,910                3,544
     Notes receivable                                                                               --                   12
     Prepaid expenses and other current assets                                                     633                  627
                                                                                          ------------         ------------
        Total current assets                                                                    11,707                9,353
 Seismic equipment lease pool, property and equipment                                           90,744               87,126
 Accumulated depreciation of seismic equipment lease pool,
       property and equipment                                                                  (57,663)             (52,183)
 Other assets                                                                                       53                   44
                                                                                          ------------         ------------
          Total assets                                                                    $     44,841         $     44,340
                                                                                          ============         ============
                                    LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                                                     $      2,784         $      2,424
     Current maturities - long-term debt                                                         2,116                2,092
     Deferred revenue                                                                              256                  216
     Wages payable                                                                                 602                  414
     Accrued expenses and other current liabilities                                              1,018                  914
                                                                                          ------------         ------------
          Total current liabilities                                                              6,776                6,060
 Long-term debt                                                                                  4,083                4,622
                                                                                          ------------         ------------
          Total liabilities                                                                     10,859               10,682
 Commitments and contingencies
 SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
         none issued and outstanding                                                                --                   --
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         9,657,801 shares issued                                                                    97                   97
     Additional paid-in capital                                                                 61,814               61,814
     Treasury stock, at cost, 915,000 shares                                                    (4,686)              (4,686)
     Accumulated deficit                                                                       (23,562)             (22,122)
     Accumulated other comprehensive income (loss)                                                 319               (1,445)
                                                                                          ------------         ------------
          Total shareholders' equity                                                            33,982               33,658
                                                                                          ------------         ------------
          Total liabilities and shareholders' equity                                      $     44,841         $     44,340
                                                                                          ============         ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    APRIL 30,
                                                        ---------------------------------
                                                            2003                 2002
                                                        ------------         ------------
REVENUES:
    Equipment leasing                                   $      3,965         $      3,480
    Front-end services                                         2,071                  327
    Equipment sales                                            1,902                3,580
                                                        ------------         ------------
         Total revenues                                        7,938                7,387

COSTS AND EXPENSES:
    Direct costs - seismic leasing                               353                  352
    Direct costs - front-end services                          2,406                  338
    Cost of equipment sales                                    1,190                3,192
    General and administrative                                 1,702                1,384
    Depreciation                                               3,747                3,863
                                                        ------------         ------------
         Total costs and expenses                              9,398                9,129
                                                        ------------         ------------

OPERATING LOSS:                                               (1,460)              (1,742)

    Other income (expense) - net                                  20                  (24)
                                                        ------------         ------------

LOSS BEFORE INCOME TAXES                                      (1,440)              (1,766)
PROVISION FOR INCOME TAXES                                        --                  288
                                                        ------------         ------------
NET LOSS                                                $     (1,440)        $     (2,054)
                                                        ============         ============

Loss per common share
     Basic                                              $       (.16)        $       (.23)
     Diluted                                            $       (.16)        $       (.23)
                                                        ============         ============

Shares used in computing loss per common share
     Basic                                                 8,743,000            8,751,000
     Dilutive effect of common stock equivalents                  --                   --
                                                        ------------         ------------
     Diluted                                               8,743,000            8,751,000
                                                        ============         ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                     -------------------------------------
                                                                                         2003                     2002
                                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $     (1,440)            $     (2,054)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation                                                                       3,747                    3,863
Changes in:
         Trade accounts receivable                                                         (2,354)                    (661)
         Accounts payable, accrued expenses and other current liabilities                     686                   (5,450)
         Other, net                                                                           (15)                    (123)
                                                                                     ------------             ------------
              Net cash provided by (used in) operating activities                             624                   (4,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                                           (514)                  (3,588)
     Purchases of property and equipment                                                      (56)                     (51)
     Disposal of lease pool equipment                                                         455                    3,199
                                                                                     ------------             ------------
         Net cash used in investing activities                                               (115)                    (440)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                              --                    2,000
     Payments on short-term borrowings                                                       (515)                    (341)
                                                                                     ------------             ------------
         Net cash provided by (used in) financing activities                                 (515)                   1,659
                                                                                     ------------             ------------

NET CHANGE IN CASH                                                                             (6)                  (3,206)
CASH, BEGINNING OF PERIOD                                                                   5,170                    8,244
                                                                                     ------------             ------------
CASH, END OF PERIOD                                                                  $      5,164             $      5,038
                                                                                     ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                                    $         79             $        105
                                                                                     ============             ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2003. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2003; the results of operations for the three months ended April 30, 2003 and 2002; and cash flows for the three months ended April 30, 2003 and 2002, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2004.

2.       ORGANIZATION

         Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Since its organization, the Company has primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company conducts its business in two reportable segments: Seismic Leasing and Sales ("Seismic") and Front-end Services. The Seismic segment consists of the operations of Mitcham Industries, Inc. and its two wholly-owned subsidiaries, Mitcham Canada Ltd. and Seismic Asia Pacific Pty Ltd. The Front-end Services segment is comprised of the operations of its other wholly-owned subsidiary, Drilling Services, Inc. Segment data is presented in Note 6 to the Condensed Consolidated Financial Statements.

3.       EARNINGS PER SHARE

         For the quarters ended April 30, 2003 and 2002, the following common stock equivalents were excluded from the earnings per share calculations due to their anti-dilutive effect on EPS.

                                                QUARTER ENDED APRIL 30,
                                            ------------------------------
                                               2003                 2002
                                            ---------            ---------
Stock options                                      --               22,000
Warrants                                           --                   --
                                            ---------            ---------
  Total anti-dilutive securities                   --               22,000

4.       RECLASSIFICATIONS

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net loss.

5.       STOCK OPTIONS

         The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

                                                                        QUARTER ENDED APRIL 30,
                                                                   ----------------------------------
                                                                      2003                    2002
                                                                   ----------              ----------
PRO FORMA IMPACT OF FAIR VALUE METHOD (FAS 148)                    $   (1,440)             $   (2,054)
Reported net loss attributable to common shareholders                    (104)                   (122)
Less:  fair value impact of employee stock compensation            ----------              ----------
Pro forma net loss attributable to common shareholders                 (1,544)                 (2,176)
                                                                   ==========              ==========

LOSS PER COMMON SHARE
Basic - as reported                                                $    (0.16)             $    (0.23)
Diluted - as reported                                              $    (0.16)             $    (0.23)
Basic - pro forma                                                  $    (0.18)             $    (0.25)
Diluted - pro forma                                                $    (0.18)             $    (0.25)
WEIGHTED AVERAGE BLACK-SCHOLES FAIR VALUE ASSUMPTIONS
Risk free interest rate                                                   5.0%                    5.0%
Expected life                                                         3-8 yrs.                3-8 yrs.
Expected volatility                                                        63%                     69%
Expected dividend yield                                                   0.0%                    0.0%

6.       SEGMENT DATA

         Financial information relating to the Company's segments is as follows:

                                                                                     Front-end
                                                             Seismic                  Services                  Total
                                                           ------------             ------------             ------------
                                                                                   (in thousands)
2002
----
Revenues                                                   $      7,060             $        327             $      7,387
Direct costs and cost of equipment sales                          3,544                      338                    3,882
Depreciation & amortization                                       3,751                      112                    3,863
Operating loss                                                   (1,389)                    (353)                  (1,742)
Interest expense                                                     82                        2                       84

2003
----
Revenues                                                   $      5,867             $      2,071             $      7,938
Direct costs and cost of equipment sales                          1,533                    2,416                    3,949
Depreciation & amortization                                       3,601                      146                    3,747
Operating loss                                                     (553)                    (907)                  (1,460)
Interest expense                                                     38                       --                       38

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

         We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer's requirements and offer maintenance and support during the lease term. The majority of all leases at April 30, 2003 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through our wholly-owned subsidiary, Seismic Asia Pacific Pty Ltd. ("SAP"), we provide equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic environment and defense industries throughout South East Asia and Australia. Through our other wholly-owned subsidiary, Drilling Services, Inc. ("DSI"), we provide front-end services to seismic data acquisition contractors. Such services typically include seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2003 and 2002

         For the first quarter ended April 30, 2003, consolidated revenues increased 7% to $7.9 million from $7.4 million in the corresponding period of the prior year. This increase is attributable to the inclusion of operations of our subsidiary, DSI, which was formed in late January 2002 and was still in start-up mode in the prior year's first quarter as well as the inclusion of our newest subsidiary, SAP, which was acquired in December 2002. Front-end Services revenues for the quarter ended April 30, 2003, were $2.1 million, compared to $.3 million in the comparable quarter of the prior year. Our core equipment leasing revenues increased approximately $.5 million from the prior year, but was offset by a $1.7 million decrease in seismic equipment sales. Foreign currency translation rates had the effect of increasing April 30, 2003 revenues by approximately $220,000.

         For the quarter ended April 30, 2003, we recorded approximately $1.9 million in equipment sales and $1.2 million in cost of sales, generating a gross margin of 37%. Sales made during the current quarter consisted mainly of older equipment. In the prior year, we recorded $3.6 million in equipment sales and $3.2 million in cost of sales that generated a gross margin of 11%. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         During the quarter ended April 30, 2003, the Seismic segment's direct costs of seismic leasing totaled $.4 million, which was unchanged from the prior year's amount. Front-end Services direct costs totaled $2.4 million for the current quarter, compared to $.3 million in the prior year's first quarter. The significant increase in Front-end Services direct costs over the prior year's amount is due to the fact that the segment was in a start-up mode last year. As this segment is labor-intensive, the primary expenses are wage-related expenses. Additionally, Front-end Services direct costs also include explosives and related drilling materials as well as significant equipment repairs and maintenance expenses.

         General and administrative expenses for the quarter ended April 30, 2003, increased $318,000 from the corresponding prior year period, $143,000 of which is due to the inclusion of the results of SAP in the current quarter. The remaining increase is primarily due to an increase in insurance, rent and utilities, customer relations and compensation expenses, partially offset by a decrease in investor relation expenses.

         Depreciation expense for the quarter ended April 30, 2003, decreased $116,000, or 3%, to $3.7 million from $3.9 million for the same period last year. Foreign currency translation rates had the effect of increasing depreciation expense during the quarter ended April 30, 2003, by approximately $185,000. The decrease in depreciation expense is largely due to the fact that certain equipment reached the end of its depreciable life during the past year, coupled with the sales of assets with remaining depreciable life.

         We recorded a net loss for the first quarter ended April 30, 2003, in the amount of $1.4 million, compared to a net loss of $2.1 million for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2003, we had net working capital of approximately $4.9 million as compared to net working capital of $3.3 million at January 31, 2003. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the quarter ended April 30, 2003, was $.6 million, as compared to net cash used in operating activities of $4.4 million for the quarter ended April 30, 2002. Net cash used in financing activities for the quarter ended April 30, 2003, was $.5 million, as compared to net cash provided by financing activities of $1.7 million in the prior year's first quarter.

         During the quarter ended April 30, 2003, we committed to purchase $1.125 million of land data acquisition equipment by December 31, 2003 and $2.25 million of land data acquisition equipment by December 31, 2004. We expect that cash on hand and cash flows from operations will be sufficient to meet these commitments.

         At April 30, 2003, we had trade accounts receivable of $.5 million that were more than 90 days past due. At April 30, 2003, our allowance for doubtful accounts was approximately $.8 million, which management believes is sufficient to cover any losses in our trade accounts receivable.

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

         On November 10, 2000, we closed an $8.5 million term loan with First Victoria National Bank. The loan amortized over 48 months and bore interest at the rate of prime plus 1/2%, adjusted daily. The first three monthly payments were interest only, with the remaining 45 monthly payments being principal and interest in the approximate amount of $229,000. In February 2002, we renegotiated our term loan and borrowed an additional $2.0 million. Beginning in March 2002, the 48 monthly payments of principal and interest are approximately $197,000. The loan is collateralized by certain lease pool equipment. Additionally, during fiscal 2002 we borrowed $75,000 under a separate loan agreement in connection with our acquisition of assets related to the formation of DSI. This term loan matured in December 2002, bore interest at the rate of prime minus one percent, and required quarterly repayments in the approximate amount of $19,000.

         Capital expenditures for the quarter ended April 30, 2003, totaled approximately $.6 million compared to capital expenditures of $3.6 million for the corresponding period in the prior year. The decline in our current capital expenditures from prior years is a reflection of a continuing decline in seismic data acquisition activity. Unlike in prior years when the majority of equipment we purchased was based on anticipated demand for our services, the majority of our capital expenditures for the 2004 fiscal year was made to fulfill a specific lease contract or was purchased for ultimate resale to a specific customer. At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying condensed consolidated financial statements relate to reserves for accounts receivable collectibility and useful lives of our lease pool assets and their valuation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information to be included in our periodic SEC filings.

     (b)  Changes in internal controls.

     Since the date of the evaluation, there have been no significant changes to our internal controls or in other known factors that could significantly affect internal controls in the future, and there have been no corrective actions due to significant deficiencies or material weaknesses.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Part II, Item
1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; liquidity and capital resources; business strategy and other plans for future operations; the future mix of revenues from segments and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Quarterly Report on Form 10-Q.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     We had approximately $6.7 million of customer accounts and notes receivable at April 30, 2003, of which $.5 million is over ninety days past due. At April 30, 2003, we had an allowance of $.8 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

INTERNATIONAL ECONOMIC AND POLITICAL INSTABILITY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

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

     We have several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers, companies providing seismic surveys and oil and gas exploration companies that use seismic equipment, many of which have substantially greater financial resources than us. There are also several smaller competitors who, in the aggregate, generate significant revenue from the sale of seismic survey equipment. Pressures from existing or new competitors could adversely affect our business operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K

        During the quarter ended April 30, 2003, we filed a Current Report on Form 8-K related to the Company's earnings for the fiscal year ended January 31, 2003.

    (b) EXHIBITS

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

                           MITCHAM INDUSTRIES, INC.

Date:  June 16, 2003       /s/ CHRISTOPHER C. SIFFERT
                           --------------------------
                           CHRISTOPHER C. SIFFERT
                           CORPORATE CONTROLLER
                           (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

                                  CERTIFICATION

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

     /s/ Billy F. Mitcham, Jr.
     ----------------------------
     Billy F. Mitcham, Jr.
     Chief Executive Officer
     June 16, 2003

                                  CERTIFICATION

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

     /s/ P. Blake Dupuis
     ----------------------------
     P. Blake Dupuis
     Chief Financial Officer
     June 16, 2003

                                 EXHIBIT INDEX


99.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350