Form 10-Q
period 2003-07-31
MITCHAM INDUSTRIES INC
filed 2003-09-15
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    ---------------------------------------

   (Mark One)
      (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25142

                    ---------------------------------------

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

                    ---------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,795,301 shares of Common Stock, $0.01 par value, were outstanding as of September 12, 2003.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets....................................   3
                    Condensed Consolidated Statements of Operations..........................   4
                    Condensed Consolidated Statements of Cash Flows..........................   5
                    Notes to Condensed Consolidated Financial Statements.....................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................  11

Item 4.     Controls and Procedures..........................................................  11


                                       PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................................  14

Item 4.     Submission of Matters to a Vote of Security Holders..............................  14

Item 6.     Exhibits and Reports on Form 8-K.................................................  15

            Signatures.......................................................................  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          July 31,       January 31,
                                        ASSETS                              2003            2003
                                                                          --------        --------
                                                                        (Unaudited)
CURRENT ASSETS:
     Cash                                                                 $  5,766        $  5,170
     Accounts receivable, net                                                5,104           3,544
     Notes receivable                                                           50              12
     Prepaid expenses and other current assets                                 359             627
                                                                          --------        --------
        Total current assets                                                11,279           9,353
 Seismic equipment lease pool, property and equipment                       87,648          87,126
 Accumulated depreciation of seismic equipment lease pool,
       property and equipment                                              (59,050)        (52,183)
 Assets held for sale                                                          844              --
 Other assets                                                                   18              44
                                                                          --------        --------
          Total assets                                                    $ 40,739        $ 44,340
                                                                          ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                                     $  2,816        $  2,424
     Current maturities - long-term debt                                     2,153           2,092
     Deferred revenue                                                          438             216
     Wages payable                                                             472             414
     Accrued expenses and other current liabilities                          1,048             914
                                                                          --------        --------
          Total current liabilities                                          6,927           6,060
 Long-term debt                                                              3,526           4,622
                                                                          --------        --------
          Total liabilities                                                 10,453          10,682

 SHAREHOLDERS' EQUITY:

     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
         none issued and outstanding                                            --              --
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         9,710,301 and 9,657,801 shares, respectively, issued                   97              97
     Additional paid-in capital                                             61,814          61,814
     Treasury stock, at cost, 915,000 shares                                (4,686)         (4,686)
     Accumulated deficit                                                   (27,702)        (22,122)
     Accumulated other comprehensive income (loss)                             763          (1,445)
                                                                          --------        --------
          Total shareholders' equity                                        30,286          33,658
                                                                          --------        --------
          Total liabilities and shareholders' equity                      $ 40,739        $ 44,340
                                                                          ========        ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JULY 31,                             JULY 31,
                                                              ------------------------------        ------------------------------
                                                                  2003               2002               2003               2002
                                                              -----------        -----------        -----------        -----------
REVENUES:
Equipment leasing                                             $     2,638        $       614        $     6,604        $     4,082
Equipment sales                                                     1,291                394              3,193              3,974
                                                              -----------        -----------        -----------        -----------
         Total revenues                                             3,929              1,008              9,797              8,056

COSTS AND EXPENSES:

Direct costs - seismic leasing                                        512                315                861                667
Cost of equipment sales                                               557                214              1,746              3,406
General and administrative                                          1,248              1,099              2,530              2,242
Benefit for doubtful accounts                                          --             (1,704)                --             (1,704)
Depreciation                                                        3,830              3,814              7,431              7,565
                                                              -----------        -----------        -----------        -----------
         Total costs and expenses                                   6,147              3,738             12,568             12,176
                                                              -----------        -----------        -----------        -----------

OPERATING LOSS                                                     (2,218)            (2,730)            (2,771)            (4,120)

Other income (expense) - net                                          (46)               (60)               (20)               (82)
                                                              -----------        -----------        -----------        -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                (2,264)            (2,790)            (2,791)            (4,202)
Provision for income taxes                                             --                 --                 --                288
                                                              -----------        -----------        -----------        -----------
NET LOSS FROM CONTINUING OPERATIONS                                (2,264)            (2,790)            (2,791)            (4,490)
                                                              -----------        -----------        -----------        -----------

Loss from discontinued operations (including impairment
   charge of $700)                                                 (1,879)              (458)            (2,792)              (812)

NET LOSS                                                      $    (4,143)       $    (3,248)       $    (5,583)       $    (5,302)
                                                              ===========        ===========        ===========        ===========
Loss per common share from continuing operations
     Basic and diluted                                        $     (0.26)       $     (0.32)       $     (0.32)       $     (0.51)

Loss per common share from discontinued operations
     Basic and diluted                                        $     (0.21)       $     (0.05)       $     (0.32)       $     (0.09)

Net loss per common share - basic and diluted                 $     (0.47)       $     (0.37)       $     (0.64)       $     (0.60)

Shares used in computing loss per common share:
    Basic                                                       8,751,000          8,751,000          8,747,000          8,751,000
    Dilutive effect of common stock equivalents                        --                 --                 --                 --
                                                              -----------        -----------        -----------        -----------
    Diluted                                                     8,751,000          8,751,000          8,747,000          8,751,000
                                                              ===========        ===========        ===========        ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JULY 31,
                                                                                ----------------------
                                                                                  2003           2002
                                                                                -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(5,583)       $(5,302)
Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation                                                             7,722          7,799
         Provision (benefit) for doubtful accounts, net of charge offs               48         (1,881)
         Impairment of DSI assets                                                   700             --
Changes in:
         Trade accounts receivable                                               (1,674)         1,920
         Accounts payable, accrued expenses and other current liabilities           806         (6,614)
         Other, net                                                                 374            (49)
                                                                                -------        -------
              Net cash provided by (used in) operating activities                 2,393         (4,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                               (1,466)        (3,852)
     Purchases of property and equipment                                            (48)          (141)
     Disposal of lease pool equipment                                               752          3,399
                                                                                -------        -------
         Net cash used in investing activities                                     (762)          (594)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                    --          2,000
     Payments on short-term borrowings                                           (1,035)          (847)
                                                                                -------        -------
         Net cash provided by (used in) financing activities                     (1,035)         1,153
                                                                                -------        -------

NET CHANGE IN CASH                                                                  596         (3,568)
CASH, BEGINNING OF PERIOD                                                         5,170          8,244
                                                                                -------        -------
CASH, END OF PERIOD                                                             $ 5,766        $ 4,676
                                                                                =======        =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2003. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2003; the results of operations for the three and six months ended July 31, 2003 and 2002; and cash flows for the six months ended July 31, 2003 and 2002, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2004.

2.   ORGANIZATION

     Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Since its organization, the Company has primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and its three wholly-owned subsidiaries, Mitcham Canada Ltd., Seismic Asia Pacific Pty Ltd., and Drilling Services, Inc. ("DSI"). At July 31, 2003, the operations of DSI have been classified as discontinued operations. See
     Note 6.

3.   EARNINGS PER SHARE

     For the three and six months ended July 31, 2002 and 2003, the following common stock equivalents were excluded from the earnings per share calculations due to their anti-dilutive effect on EPS.

                                       Three Months Ended July 31,        Six Months Ended July 31,
                                       ---------------------------       ---------------------------
                                        2003                  2002        2003                  2002
                                       ------                -----       ------                -----
Stock options                          30,000                1,000       16,000                8,000
Restricted stock                           --                   --           --                   --
Warrants                                   --                   --           --                   --
                                       ------                -----       ------                -----
  Total anti-dilutive securities       30,000                1,000       16,000                8,000
                                       ======                =====       ======                =====


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

                                                              Three Months Ended July 31,            Six Months Ended July 31,
                                                             -----------------------------          -----------------------------
                                                               2003                  2002             2003                  2002
                                                             -------               -------          -------               -------
PRO FORMA IMPACT OF FAIR VALUE METHOD (FAS 148)
Reported net loss from continuing operations
  attributable to common shareholders                        $(2,264)              $(2,790)         $(2,791)              $(4,490)
Less: fair value impact of employee stock compensation           (74)                 (100)            (143)                 (222)
                                                             -------               -------          -------               -------
Pro forma net loss from continuing operations
  attributable to common shareholders                        $(2,338)              $(2,890)         $(2,934)              $(4,712)
                                                             =======               =======          =======               =======

Reported net loss                                            $(4,143)              $(3,248)         $(5,583)              $(5,302)
Less:  fair value impact of employee stock compensation          (74)                 (100)            (143)                 (222)
                                                             -------               -------          -------               -------
Pro forma net loss                                           $(4,217)              $(3,348)         $(5,726)              $(5,524)
                                                             =======               =======          =======               =======
LOSS PER COMMON SHARE
Basic and diluted - as reported loss from continuing
  operations                                                 $ (0.26)              $ (0.32)         $ (0.32)              $ (0.51)
Basic and diluted - pro forma loss from continuing
  operations                                                 $ (0.27)              $ (0.33)         $ (0.34)              $ (0.54)
Basic and diluted - as reported net loss                     $ (0.47)              $ (0.37)         $ (0.64)              $ (0.60)
Basic and diluted - pro forma net loss                       $ (0.48)              $ (0.38)         $ (0.65)              $ (0.63)

WEIGHTED AVERAGE BLACK-SCHOLES FAIR VALUE ASSUMPTIONS
Risk free interest rate                                        5.0%                  5.0%             5.0%                  5.0%
Expected life                                                3-8 yrs.              3-8 yrs.         3-8 yrs.              3-8 yrs.
Expected volatility                                            65%                   69%              65%                   69%
Expected dividend yield                                        0.0%                  0.0%             0.0%                  0.0%


6.   DISCONTINUED OPERATIONS

     On August 1, 2003, we sold the operating assets of DSI, which comprised all of the operating assets of our Front-End Services segment. Our decision to sell DSI resulted from the over capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. In the July 31, 2003 financial statements, DSI's operating assets have been classified as assets held for sale and we have recorded an asset impairment charge of $700,000 related to those assets. The impairment charge is included in the loss from discontinued operations. The resulting net book values of these assets after impairment are presented below.

                                                      July 31,
                                                        2003
                                                     ----------
              Furniture and fixtures                  $ 17,000
              Drilling equipment                       688,000
              Autos and trucks                         139,000
                                                     ----------
                 Net assets held for sale             $844,000
                                                     ==========


     Effective with the July 31, 2003 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI's revenue and pretax loss is reflected in loss from discontinued operations as follows.

                            Three Months Ended July 31,           Six Months Ended July 31,
                         ---------------------------------     --------------------------------
                             2003                  2002            2003                 2002
                         -----------           -----------     -----------          -----------
Revenues                 $ 2,432,000           $ 1,028,000     $ 4,502,000          $ 1,366,000

Pretax loss              $(1,879,000)          $  (458,000)    $(2,792,000)         $  (812,000)

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

         We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer's requirements and offer maintenance and support during the lease term. The majority of all leases at July 31, 2003 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through our wholly-owned subsidiary, Seismic Asia Pacific Pty Ltd. ("SAP"), we provide equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic environment and defense industries throughout South East Asia and Australia.

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

RESULTS OF OPERATIONS

For the three months ended July 31, 2003 and 2002

         For the quarter ended July 31, 2003, consolidated revenues increased 290% to $3.9 million from $1.0 million in the corresponding period of the prior year. This increase is partly attributable to the inclusion of operations of our subsidiary, SAP, which was acquired in December 2002. Our core equipment leasing revenues increased approximately $2.0 million from the prior year, largely due to four significant new lease contracts that began earning revenues during the quarter. Foreign currency translation rates had the effect of increasing second quarter revenues by approximately $103,000.

         For the quarter ended July 31, 2003, we recorded approximately $1.3 million in equipment sales and $.6 million in cost of sales, generating a gross margin of 57%. Sales made during the current quarter consisted mainly of older equipment. In the prior year, we recorded $.4 million in equipment sales and $.2 million in cost of sales that generated a gross margin of 46%. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         During the quarter ended July 31, 2003, direct costs of seismic leasing totaled $.5 million, which was $.2 million greater than the prior year's amount. Direct costs primarily consist of freight, repair and sublease expenses.

         General and administrative expenses for the quarter ended July 31, 2003, increased $149,000 from the corresponding prior year period, $156,000 of which is attributable to the inclusion of SAP in the current period.

         Depreciation expense for the quarter ended July 31, 2003, increased $16,000 to $3.8 million from $3.8 million in the same period last year. Foreign currency translation rates had the effect of increasing depreciation expense during the quarter ended July 31, 2003, by approximately $227,000. The current quarter's expense increased due to capital additions made during the fiscal year that commenced depreciating in the quarter, but was nearly completely offset by certain equipment reaching the end of its depreciable life during the year.

         During the quarter ended July 31, 2003, we recorded a $.7 million non-cash impairment charge against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in the same period of the prior year.

         We recorded a net loss from continuing operations for the quarter ended July 31, 2003, in the amount of $2.3 million, compared to a net loss from continuing operations of $2.8 million for the same period of the previous year. Additionally, we recorded a net loss from discontinued operations in the current quarter of $1.9 million, versus $.5 million in the comparable quarter of the prior year.

For the six months ended July 31, 2003 and 2002

         For the six months ended July 31, 2003, consolidated revenues increased 22% to $9.8 million from $8.1 million in the corresponding period of the prior year. This increase is partly attributable to the inclusion of operations of our new subsidiary, SAP, which was acquired in December 2002, as well as the inclusion of four new lease contracts that began earning revenues during the current period. Our core equipment leasing revenues increased approximately $2.5 million from the prior year, but was partially offset by a $.8 million decrease in equipment sales. Foreign currency translation rates had the effect of increasing July 31, 2003 revenues by approximately $411,000.

         For the six months ended July 31, 2003, we recorded approximately $3.2 million in equipment sales and $1.7 million in cost of sales, generating a gross margin of 45%. Sales made during the current quarter consisted mainly of older equipment. In the prior year, we recorded $4.0 million in equipment sales and $3.4 million in cost of sales that generated a gross margin of 14%. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         During the six months ended July 31, 2003, direct costs of seismic leasing totaled $.9 million, which was approximately $.2 million greater than the prior year's amount. Direct costs of seismic leasing consist primarily of freight, repair and sublease costs as well as commission expenses.

         General and administrative expenses for the six months ended July 31, 2003, increased $288,000 from the corresponding prior year period, entirely due to the inclusion of the results of SAP in the current period.

         Depreciation expense for the six months ended July 31, 2003, decreased $134,000, or 2%, to $7.4 million from $7.6 million for the same period last year. Foreign currency translation rates had the effect of increasing depreciation expense during the six months ended July 31, 2003, by approximately $485,000. The decrease in depreciation expense is largely due to the fact that certain equipment reached the end of its depreciable life during the current year coupled with the sales of assets with remaining depreciable life, partially offset by new additions to the lease pool that began depreciating during the current period.

         During the six months ended July 31, 2003, we recorded a $.7 million non-cash impairment charge against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in the same period of the prior year.

         We recorded a net loss from continuing operations for the six months ended July 31, 2003, in the amount of $2.8 million, compared to a net loss from continuing operations of $4.5 million for the same period of the previous year. Additionally, during the six months ended July 31, 2003, we recorded a net loss from discontinued operations of $2.8 million versus $.8 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2003, we had net working capital of approximately $4.4 million as compared to net working capital of $3.3 million at January 31, 2003. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the six months ended July 31, 2003, was $2.4 million, as compared to net cash used in operating activities of $4.1 million for the six months ended July 31, 2002. Net cash used in financing activities for the six months ended July 31, 2003, was $1.0 million, as compared to net cash provided by financing activities of $1.2 million in the six months ended July 31, 2002.

         During the six months ended July 31, 2003, we committed to purchase $1.125 million of land data acquisition equipment by December 31, 2003 and $2.25 million of land data acquisition equipment by December 31, 2004. We expect that cash on hand and cash flows from operations will be sufficient to meet these commitments.

         At July 31, 2003, we had trade accounts receivable of $.6 million that were more than 90 days past due. At July 31, 2003, our allowance for doubtful accounts was approximately $.8 million, which we believe is sufficient to cover any losses in our trade accounts receivable.

         In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, we do not recognize the interest earned until the entire principal balance has been collected. In most cases where we have a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected. Although the extension of repayment terms on open accounts receivable temporarily reduces our cash flow from operations, we believe that this practice is necessary in light of seismic industry conditions and that it has not adversely affected our ability to conduct routine business. Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Unless there is a question as to collectibility, the sales revenue and cost of goods sold is recognized at the inception of the transaction.

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

         Capital expenditures for the six months ended July 31, 2003, totaled approximately $1.5 million compared to capital expenditures of $4.0 million for the corresponding period in the prior year. The decline in our current capital expenditures from prior years is a reflection of a continuing decline in seismic data acquisition activity. Unlike in prior years when the majority of equipment we purchased was based on anticipated demand for our services, the majority of our capital expenditures for the 2004 fiscal year was made to fulfill a specific lease contract or was purchased for ultimate resale to a specific customer. At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures.

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

Long-Lived Asset Impairment

         We review our long-lived lease pool assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, an impairment charge is recorded. A $.7 million charge has been recorded for the three and six months ended July 31, 2003 in connection with the DSI assets sold on August 1, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         We had approximately $5.2 million of customer accounts and notes receivable at July 31, 2003, of which $.6 million is over ninety days past due. At July 31, 2003, we had an allowance of $.8 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operation or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Shareholders on July 17, 2003. Shareholders of record at the close of business on May 23, 2003 were entitled to vote.

    (b) Shareholders elected each of the five directors nominated for the board of directors:

         NAME OF NOMINEE                     FOR             WITHHELD
         ---------------                  ---------          --------
         Billy F. Mitcham, Jr.            8,252,133           168,749
         R. Dean Lewis                    8,250,583           170,299
         John F. Schwalbe                 8,254,883           165,999
         P. Blake Dupuis                  8,252,083           168,799
         Peter H. Blum                    8,262,783           158,099

    (c) The Shareholders ratified the appointment of Hein + Associates LLP as the Company's independent auditors:

                   FOR             AGAINST          ABSTAINING
                   ---             -------          ----------
                 8,397,707          15,725             7,450

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        The following documents are filed as exhibits to this Report:

        31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

        32.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


    (b) REPORTS ON FORM 8-K

        During the quarter ended July 31, 2003, we filed a Current Report on Form 8-K related to the Company's earnings for the first quarter ended April 30, 2003.

        During the quarter ended July 31, 2003, we filed a Current Report on Form 8-K related to the Company's distribution to shareholders of its 2003 Annual Report, the CEO's accompanying letter of which contained certain forward-looking information regarding industry trends and increased revenues beginning in the second fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MITCHAM INDUSTRIES, INC.

Date: September 15, 2003          /s/ CHRISTOPHER C. SIFFERT
                                  ------------------------------
                                  CHRISTOPHER C. SIFFERT
                                  CORPORATE CONTROLLER
                                  (AUTHORIZED OFFICER AND PRINCIPAL
                                   ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

      Exhibit No.                  Description
      -----------                  -----------
        31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

        32.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350