Form 10-Q
period 2003-10-31
MITCHAM INDUSTRIES INC
filed 2003-12-15
CIK 926423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,795,301 shares of Common Stock, $0.01 par value, were outstanding as of December 12, 2003.

                            MITCHAM INDUSTRIES, INC.
                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets....................................   3
        Condensed Consolidated Statements of Operations..........................   4
        Condensed Consolidated Statements of Cash Flows..........................   5
        Notes to Condensed Consolidated Financial Statements.....................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............  12

Item 4. Controls and Procedures..................................................  12

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................  14

Item 6. Exhibits and Reports on Form 8-K.........................................  15

        Signatures...............................................................  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MITCHAM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                      October 31,      January 31,
                                                  ASSETS                                 2003             2003
                                                                                     ------------     ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash                                                                            $      4,637     $      5,170
     Accounts receivable, net                                                               6,512            3,544
     Notes receivable                                                                       2,038               12
     Prepaid expenses and other current assets                                                622              627
                                                                                     ------------     ------------
        Total current assets                                                               13,809            9,353
 Seismic equipment lease pool, property and equipment                                      86,369           87,126
 Accumulated depreciation of seismic equipment lease pool,
       property and equipment                                                             (58,854)         (52,183)
 Notes receivable                                                                             552               --
 Other assets                                                                                  11               44
                                                                                     ------------     ------------
          Total assets                                                               $     41,887     $     44,340
                                                                                     ============     ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                                                $      1,429     $      2,424
     Current maturities - long-term debt                                                    2,180            2,092
     Equipment notes payable                                                                1,120               --
     Deferred revenue                                                                         780              216
     Wages payable                                                                            460              414
     Accrued expenses and other current liabilities                                         1,216              914
                                                                                     ------------     ------------
          Total current liabilities                                                         7,185            6,060
 Long-term debt                                                                             2,979            4,622
                                                                                     ------------     ------------
          Total liabilities                                                                10,164           10,682
 SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
         none issued and outstanding                                                           --               --
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         9,710,301 and 9,657,801 shares, respectively, issued                                  97               97
     Additional paid-in capital                                                            61,913           61,814
     Treasury stock, at cost, 915,000 shares                                               (4,686)          (4,686)
     Deferred compensation                                                                    (91)              --
     Accumulated deficit                                                                  (27,593)         (22,122)
     Accumulated other comprehensive income (loss)                                          2,083           (1,445)
                                                                                     ------------     ------------
          Total shareholders' equity                                                       31,723           33,658
                                                                                     ------------     ------------
          Total liabilities and shareholders' equity                                 $     41,887     $     44,340
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        OCTOBER 31,                     OCTOBER 31,
                                                                ---------------------------     ---------------------------
                                                                   2003            2002            2003             2002
                                                                -----------     -----------     -----------     -----------
REVENUES:
Equipment leasing                                               $     3,970     $     1,758     $    10,574     $     5,840
Equipment sales                                                       3,305             922           6,497           4,896
                                                                -----------     -----------     -----------     -----------
         Total revenues                                               7,275           2,680          17,071          10,736

COSTS AND EXPENSES:
Direct costs - seismic leasing                                          896             343           1,756           1,009
Cost of equipment sales                                               1,555             645           3,300           4,052
General and administrative                                            1,287           1,039           3,818           3,281
Provision (benefit) for doubtful accounts                                25              --              25          (1,704)
Depreciation                                                          3,336           3,603          10,767          11,168
                                                                -----------     -----------     -----------     -----------
         Total costs and expenses                                     7,099           5,630          19,666          17,806
                                                                -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                                                 176          (2,950)         (2,595)         (7,070)

Other income (expense) - net                                            (71)            (63)            (91)           (145)
                                                                -----------     -----------     -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            105          (3,013)         (2,686)         (7,215)
Benefit for income taxes                                                 --          (1,935)             --          (1,647)
                                                                -----------     -----------     -----------     -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                            105          (1,078)         (2,686)         (5,568)
                                                                -----------     -----------     -----------     -----------

Loss from discontinued operations (including impairment
   charge of $700)                                                       --            (788)         (2,792)         (1,600)

NET INCOME (LOSS)                                               $       105     $    (1,866)    $    (5,478)    $    (7,168)
                                                                ===========     ===========     ===========     ===========

Income (loss) per common share from continuing operations
     Basic and diluted                                          $      0.01     $     (0.12)    $     (0.31)    $     (0.64)

Loss per common share from discontinued operations
     Basic and diluted                                          $        --     $     (0.09)    $     (0.32)    $     (0.18)

Net income (loss) per common share - basic and diluted          $      0.01     $     (0.21)    $     (0.63)    $     (0.82)

Shares used in computing income (loss) per common share:
     Basic                                                        8,795,000       8,745,000       8,763,000       8,749,000
     Dilutive effect of common stock equivalents                     78,000              --              --              --
                                                                -----------     -----------     -----------     -----------
     Diluted                                                      8,873,000       8,745,000       8,763,000       8,749,000
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

                            MITCHAM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                             -------------------------
                                                                                2003           2002
                                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $   (5,478)    $   (7,168)
Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation                                                            11,057         11,534
         Provision (benefit) for doubtful accounts, net of charge offs               73         (1,893)
         Impairment of DSI assets                                                   700             --
Changes in:
         Trade accounts receivable                                               (5,647)         2,180
         Accounts payable, accrued expenses and other current liabilities           (83)        (6,287)
         Other, net                                                                 139           (340)
                                                                             ----------     ----------
              Net cash provided by (used in) operating activities                   761         (1,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of seismic equipment held for lease                               (2,711)        (3,906)
     Purchases of property and equipment                                            (96)          (282)
     Disposal of lease pool equipment                                             3,077          3,786
                                                                             ----------     ----------
         Net cash provided by (used in) investing activities                        270           (402)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                    --          2,000
     Payments on short-term borrowings                                           (1,564)        (1,357)
     Purchases of common stock for treasury                                          --            (15)
                                                                             ----------     ----------
         Net cash provided by (used in) financing activities                     (1,564)           628
                                                                             ----------     ----------

NET CHANGE IN CASH                                                                 (533)        (1,748)
CASH, BEGINNING OF PERIOD                                                         5,170          8,244
                                                                             ----------     ----------
CASH, END OF PERIOD                                                          $    4,637     $    6,496
                                                                             ==========     ==========

NON CASH ITEMS:
     Financed seismic equipment purchases                                    $    1,120     $       --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            MITCHAM INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Mitcham Industries, Inc. ("the Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended January 31, 2003. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2003; the results of operations for the three and nine months ended October 31, 2003 and 2002; and cash flows for the nine months ended October 31, 2003 and 2002, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2004.

2.       ORGANIZATION

         Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Since its organization, the Company has primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and its three wholly-owned subsidiaries, Mitcham Canada Ltd., Seismic Asia Pacific Pty Ltd., and Drilling Services, Inc. ("DSI"). At October 31, 2003, the operations of DSI have been classified as discontinued operations. See Note 7.

3.       EARNINGS PER SHARE

         For the nine months ended October 31, 2003 and 2002, the following common stock equivalents were excluded from the earnings per share calculations due to their anti-dilutive effect on EPS. There were no common stock equivalents for the three months ended October 31, 2002.

                                                   Nine Months Ended October 31,
                                                   ----------------------------
                                                      2003             2002
                                                   ------------    ------------
             Stock options                               31,000          26,000
             Warrants                                        --              --
                                                   ------------    ------------
                 Total anti-dilutive securities          31,000          26,000
                                                   ============    ============

4.       COMPREHENSIVE INCOME

         SFAS 130 "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has comprehensive income related to the change in its foreign currency translations account as follows:

                                        Three Months Ended October 31,        Nine Months Ended October 31,
                                        ------------------------------       -------------------------------
                                            2003              2002               2003               2002
                                        ------------      ------------       ------------       ------------
        Net income (loss)               $    105,000      $ (1,866,000)      $ (5,478,000)      $ (7,168,000)
        Change in foreign currency
          translation adjustment           1,320,000           398,000          3,527,000            569,000
                                        ------------      ------------       ------------       ------------
        Comprehensive income            $  1,425,000      $ (1,468,000)      $ (1,951,000)      $ (6,599,000)
                                        ============      ============       ============       ============

5.       RECLASSIFICATIONS

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net loss.

6.       STOCK OPTIONS

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


                                                                  Three Months Ended                  Nine Months Ended
                                                                      October 31,                         October 31,
                                                             ----------------------------        ----------------------------
                                                                2003              2002              2003              2002
                                                             ----------        ----------        ----------        ----------
PRO FORMA IMPACT OF FAIR VALUE METHOD (FAS 148)
Reported net income (loss) from continuing operations
  attributable to common shareholders                        $      105        $   (1,078)       $   (2,686)       $   (5,568)
Less:  fair value impact of employee stock compensation            (172)             (100)             (350)             (322)
                                                             ----------        ----------        ----------        ----------
Pro forma net income (loss) from continuing operations
  attributable to common shareholders                        $      (67)       $   (1,178)       $   (3,036)       $  (5, 890)
                                                             ==========        ==========        ==========        ==========
Reported net income (loss)                                   $      105        $   (1,866)       $   (5,478)       $   (7,168)
Less:  fair value impact of employee stock compensation            (172)             (100)             (350)             (322)
                                                             ----------        ----------        ----------        ----------
Pro forma net income (loss)                                  $      (67)       $   (1,966)       $   (5,828)       $   (7,490)
                                                             ==========        ==========        ==========        ==========

INCOME (LOSS) PER COMMON SHARE
Basic and diluted - as reported net income (loss) from
  continuing operations                                      $     0.01        $    (0.12)       $    (0.31)       $    (0.64)
Basic and diluted - pro forma net income (loss) from
  continuing operations                                      $    (0.01)       $    (0.13)       $    (0.35)       $    (0.67)
Basic and diluted - as reported net income (loss)            $     0.01        $    (0.21)       $    (0.63)       $    (0.82)
Basic and diluted - pro forma net income (loss)              $    (0.01)       $    (0.22)       $    (0.67)       $    (0.86)

WEIGHTED AVERAGE BLACK-SCHOLES FAIR VALUE ASSUMPTIONS
Risk free interest rate                                             5.0%              5.0%              5.0%              5.0%
Expected life                                                   3-8 yrs.           3-8 yrs.         3-8 yrs.          3-8 yrs.
Expected volatility                                                  65%               69%               65%               69%
Expected dividend yield                                             0.0%              0.0%              0.0%              0.0%

7.       DISCONTINUED OPERATIONS

         On August 1, 2003, we sold the operating assets of DSI, which comprised all of the operating assets of our Front-End Services segment. Our decision to sell DSI resulted from the over capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. In the October 31, 2003 financial statements, we have recorded an asset impairment charge of $700,000 related to those assets. The impairment charge is included in the loss from discontinued operations.

         Effective with the October 31, 2003 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI's revenue and pretax loss is reflected in loss from discontinued operations as follows.

                           Three Months Ended October 31,      Nine Months Ended October 31,
                           -----------------------------      ------------------------------
                               2003             2002              2003              2002
                           ------------     ------------      ------------      ------------
           Revenues        $     22,000     $  1,361,000      $  4,524,000      $  2,728,000

           Pretax loss     $         --     $   (788,000)     $ (2,792,000)     $ (1,600,000)

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

         We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies and oil and gas companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer's requirements and offer maintenance and support during the lease term. The majority of all leases at October 31, 2003 were for a term of one year or less. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. Through our wholly-owned subsidiary, Seismic Asia Pacific Pty Ltd. ("SAP"), we provide equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic environment and defense industries throughout South East Asia and Australia.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2003 and 2002

         For the quarter ended October 31, 2003, consolidated revenues increased 171% to $7.3 million from $2.7 million in the corresponding period of the prior year. Of this increase, approximately $.5 million is attributable to the inclusion of operations of our subsidiary, SAP, which was acquired in December 2002. Our core equipment leasing revenues increased approximately $2.2 million from the prior year, largely due to three significant new lease contracts that began earning revenues during the quarter. During the quarter ended October 31, 2003, direct costs of seismic leasing totaled $.9 million, which was $.6 million greater than the prior year's amount. Direct costs primarily consist of sublease, freight and repair expenses. Foreign currency translation rates had the effect of increasing third quarter revenues by approximately $310,000. In each instance in which we state the effect of foreign currency translation rates, we mean that there was the indicated increase or decrease as a result of applying the average applicable foreign currency rates in effect in the current three and nine month periods versus applying the average applicable foreign currency rates in effect in the corresponding periods of the prior year. In the current three and nine month periods, the application of foreign currency translation rates had the effect of increasing income and expense items, to reflect the impact of the strengthening of various foreign currencies against the U.S. dollar.

         For the quarter ended October 31, 2003, we recorded approximately $3.3 million in equipment sales and $1.6 million in cost of sales, generating a gross margin of 53%. Sales made during the current quarter consisted mainly of older equipment. In the prior year, we recorded $.9 million in equipment sales and $.6 million in cost of sales that generated a gross margin of 30%. Foreign currency translation rates had the effect of increasing third quarter sales and cost of sales by approximately $200,000 and $105,000, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

           General and administrative expenses for the quarter ended October 31, 2003, increased $248,000 from the corresponding prior year period, $167,000 of which is attributable to the inclusion of SAP in the current period.

         Depreciation expense for the quarter ended October 31, 2003, decreased $267,000 to $3.3 million from $3.6 million in the same period last year. Foreign currency translation rates had the effect of increasing depreciation expense during the quarter ended October 31, 2003, by approximately $225,000. The current quarter's expense decreased due to certain equipment reaching the end of its depreciable life during the year coupled with the sale of assets with remaining depreciable life, but was partly offset by capital additions made during the fiscal year that commenced depreciating in the quarter.

         We recorded net income from continuing operations for the quarter ended October 31, 2003, in the amount of $.1 million, compared to a net loss from continuing operations of $1.1 million for the same period of the previous year. Additionally, the net loss from discontinued operations in the current quarter was nil, versus $.8 million in the comparable quarter of the prior year.

For the nine months ended October 31, 2003 and 2002

         For the nine months ended October 31, 2003, consolidated revenues increased 59% to $17.1 million from $10.7 million in the corresponding period of the prior year. Approximately $2.0 million of this increase is attributable to the inclusion of operations of our new subsidiary, SAP, which was acquired in December 2002, and the remaining increase is largely due to the inclusion of several significant lease contracts that began earning revenues during the current period coupled with one large equipment sale. Our core equipment leasing revenues increased approximately $4.7 million from the prior year and our equipment sales increased approximately $1.6 million. During the nine months ended October 31, 2003, direct costs of seismic leasing totaled $1.8 million, which was approximately $.7 million greater than the prior year's amount. Direct costs of seismic leasing consist primarily of sublease and commission expenses and freight and repair costs. Foreign currency translation rates had the effect of increasing October 31, 2003 revenues by approximately $800,000.

         For the nine months ended October 31, 2003, we recorded approximately $6.5 million in equipment sales and $3.3 million in cost of sales, generating a gross margin of 49%. Sales made during the current period consisted mainly of older equipment. In the prior year, we recorded $4.9 million in equipment sales and $4.1 million in cost of sales that generated a gross margin of 17%. Foreign currency translation rates had the effect of increasing sales and cost of sales during the period by approximately $261,000 and $129,000, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of new versus older equipment being sold.

         General and administrative expenses for the nine months ended October 31, 2003, increased $537,000 from the corresponding prior year period, $465,000 of which is due to the inclusion of the results of SAP in the current period.

         Depreciation expense for the nine months ended October 31, 2003, decreased $401,000, or 4%, to $10.8 million from $11.2 million for the same period last year. Foreign currency translation rates had the effect of increasing depreciation expense during the nine months ended October 31, 2003, by approximately $807,000. The decrease in depreciation expense is largely due to the fact that certain equipment reached the end of its depreciable life during the current year coupled with the sales of assets with remaining depreciable life, partially offset by new additions to the lease pool that began depreciating during the current period.

         During the nine months ended October 31, 2003, we recorded a $.7 million non-cash impairment charge against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in the same period of the prior year.

         We recorded a net loss from continuing operations for the nine months ended October 31, 2003, in the amount of $2.7 million, compared to a net loss from continuing operations of $5.6 million for the same period of the previous year. Additionally, during the nine months ended October 31, 2003, the net loss from discontinued operations was $2.8 million versus $1.6 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2003, we had net working capital of approximately $6.6 million as compared to net working capital of $3.3 million at January 31, 2003. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital and principal sources of cash have been cash flows from operations and issuances of equity securities. Net cash provided by operating activities for the nine months ended October 31, 2003, was $.8 million, as compared to net cash used in operating activities of $2.0 million for the nine months ended October 31, 2002. Net cash used in financing activities for the nine months ended October 31, 2003, was $1.6 million, as compared to net cash provided by financing activities of $.6 million in the nine months ended October 31, 2002.

         During the nine months ended October 31, 2003, we committed to purchase $1.125 million of land data acquisition equipment by December 31, 2003 and $2.25 million of land data acquisition equipment by December 31, 2004. During the nine months ended October 31, 2003, we fulfilled our 2003 purchase commitment. In a related transaction, the equipment manufacturer financed $834,000 of the purchase price. The note agreement is payable in 12 monthly payments in the approximate amount of $73,000 beginning in August 2003 and bears interest at the rate of 8%.

         Additionally, during the quarter ended October 31, 2003, we purchased $500,000 of seismic equipment from another manufacturer, which was financed by the manufacturer. The note agreement is payable in 12 monthly payments in the approximate amount of $16,000 with a balloon payment due in October 2004 in the amount of $335,000. The note bears interest at the rate of 8%. We expect that cash on hand and cash flows from operations will be sufficient to meet these commitments.

         At October 31, 2003, we had trade accounts receivable of $1.1 million that were more than 90 days past due. At October 31, 2003, our allowance for doubtful accounts was approximately $.8 million, which we believe is sufficient to cover any losses in our trade accounts receivable.

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

         Capital expenditures for the nine months ended October 31, 2003, totaled approximately $2.8 million compared to capital expenditures of $4.2 million for the corresponding period in the prior year. The decline in our current capital expenditures from prior years is a reflection of a continuing decline in seismic data acquisition activity. Unlike in prior years when the majority of equipment we purchased was based on anticipated demand for our services, the majority of our capital expenditures for the 2004 fiscal year was made to fulfill a specific lease contract or was purchased for ultimate resale to a specific customer. At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures.

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

         Critical accounting policies are those that are most important to the portrayal of a company's financial position and results of operations as well as require management's subjective judgment. Below is a brief discussion of our critical accounting policies.

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

Long-Lived Asset Impairment

         We review our long-lived lease pool assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, an impairment charge is recorded. A $.7 million charge has been recorded for the nine months ended October 31, 2003 in connection with the DSI assets sold on August 1, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to us required to be included in our filings under the Exchange Act. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNIFICANT DEFAULTS OF PAST-DUE CUSTOMER ACCOUNTS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     We had approximately $9.1 million of customer accounts and notes receivable at October 31, 2003, of which $1.1 million is over ninety days past due. At October 31, 2003, we had an allowance of $.8 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

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

         31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         32.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    (b)  REPORTS ON FORM 8-K

         During the quarter ended October 31, 2003, we filed a Current Report on Form 8-K related to the Company's earnings for the second quarter ended July 31, 2003.

         During the quarter ended October 31, 2003, we filed a Current Report on Form 8-K related to the Company's sale of the operating assets of its wholly-owned subsidiary, Drilling Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MITCHAM INDUSTRIES, INC.


Date:  December 15, 2003           /S/ CHRISTOPHER C. SIFFERT
                                   ---------------------------------------------
                                   CHRISTOPHER C. SIFFERT
                                   CORPORATE CONTROLLER
                                   (AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING
                                   OFFICER)

                                 EXHIBIT INDEX


         The following documents are filed as exhibits to this Report:


         EXHIBITS                  DESCRIPTION OF EXHIBITS


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