Form 10-K
period 2004-01-31
MITCHAM INDUSTRIES INC
filed 2004-05-28
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25142

Mitcham Industries, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8141 SH 75 South P.O. Box 1175 Huntsville, Texas (Address of principal executive offices)	77342 (Zip Code)

Registrant’s telephone number, including area code:

936-291-2277

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.01 par value

(Title of class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $15,060,815 as of July 31, 2003.

     As of May 20, 2004, there were outstanding 8,799,994 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

MITCHAM INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

      Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and our two wholly-owned subsidiaries, Mitcham Canada Ltd. and Seismic Asia Pacific Pty Ltd. (“SAP”).

      We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land and in transition zones (marsh and shallow water areas). We conduct our operations on a worldwide basis and are the largest independent seismic equipment lessor in North and South America. Over the last several years advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas.

      We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including all electronic components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of our equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, “Sercel”) and Input/ Output, Inc. (“I/O”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. At January 31, 2004, approximately 40% of our equipment lease pool, on a cost basis, consisted of seismic recording channel boxes, with the remainder consisting of geophones and other peripheral equipment.

      We lease our equipment on a short-term basis, generally for three to nine months, to seismic contractors who need additional capacity to complete a seismic survey. Certain of our short-term leases contain a purchase option. Short-term leasing enables our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions and (iii) costs of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization and initial cost.

      We also sell a broad range of used seismic equipment on a worldwide basis and SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia.

      We have supply and exclusive lease referral agreements with several leading seismic equipment manufacturers, including Sercel and Pelton Company, Inc., an Input/ Output company, (“Pelton”), which we believe provide us with certain competitive advantages. Under these agreements, we are the exclusive worldwide short-term leasing representative for certain products.

Business Strategy

      Our business strategy is to meet the needs of users of seismic equipment through our equipment leasing. To accomplish this, we have identified the following major objectives:

•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool, including most recently, the addition of marine equipment. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. Historically, North and South America have been our core operating areas, with a limited amount of international leasing activities, but as domestic drilling activity has decreased, our revenues from international sources have increased. We believe there are significant opportunities to continue to expand our international leasing activities.

•	Maintain alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers allow us to expand our equipment lease pool on favorable terms. We believe such relationships improve our access to customers and provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector.

Seismic Technology and the Industry

      Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920’s and has advanced significantly with improvements in computing and electronic technologies. Beginning in the early 1990’s, the oil and gas industry has significantly expanded its use of 3-D seismic data which provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited.

      Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data (“CEU”), (ii) seismic recording channel boxes that contain from one to eight seismic channels (“channel boxes”), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, compressed air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channel boxes to the CEU, (vi) geographic survey equipment, drilling equipment for shot holes and (vii) other peripheral, or accessory, equipment.

      In seismic data acquisition, an acoustic wave is generated at or below the earth’s surface through the discharge of compressed air, the detonation of small explosive charges or the use of vibrators. As the acoustic wave travels through the earth, it is reflected by the underlying rock layers and the reflected energy is captured by the geophones, which are sited at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channel boxes, which convert the signals from analog to digital data and transmit this data via cable to the CEU. The CEU stores the seismic data on magnetic tape or disk for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.

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

      Industry advances include the use of high resolution 3-D, three-component geophones (“3D-3C”), which enhance the 3-D image, and time lapse (“4-D”) seismic, where surveys are periodically reacquired to allow the monitoring of producing oil and gas fields for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs.

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

Business and Operations

      Seismic Equipment Leasing. We own a comprehensive lease pool of seismic equipment for short-term (typically less than one year) lease to our customers, which primarily include seismic contractors. We lease such equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their owned inventory of recording channels and related equipment.

      Our equipment lease pool includes a total of approximately 38,600 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and geographic survey and other equipment. All of our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

      Our equipment leases generally have terms of three to nine months and are typically renewable on a month-to-month basis. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers.

      Our equipment lease rates vary according to an item’s expected useful life, utilization and initial cost. The lessee must also obtain and keep in force insurance for the replacement value of the equipment and a specified minimum amount of general liability and casualty insurance on the leased equipment during the term of the lease. Before equipment is delivered, the lessee must provide certification that we have been named an additional insured and loss payee on its policies. The lessee is responsible for all maintenance and repairs of leased equipment other than those arising from normal wear and tear. All taxes (other than U.S. federal income taxes) and assessments are the contractual obligation of the lessee.

      Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada, a significant percentage of the seismic survey activity occurs in the winter season, from November through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In the United States and in international markets other than Canada, most of the seismic survey work is not usually affected by weather. As a result of Canadian weather conditions, we attempt to manage our equipment lease pool to meet seasonal demands. Equipment leased in Canada during the winter months is typically moved to other markets during periods of slack Canadian demand.

      While it is our general practice to lease our seismic equipment on a monthly basis, to respond to very competitive market conditions in the Canadian market in the winter months, we have in recent years leased certain equipment on a usage rather than on a monthly basis. In fiscal 2004, we implemented a new billing practice for these customers of requiring that certain seismic equipment be leased on a monthly rather than on a usage basis.

      Seismic Equipment Sales. We buy equipment for resale in response to specific customer orders. We also sell used equipment from our lease pool. On occasion, we will also hold equipment of third parties and sell such equipment on consignment.

      Other Equipment Sales. SAP, headquartered in Brisbane, Australia, sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines. SAP also supplies and services hydrographic, and radio and satellite positioning equipment for government and private entities.

Key Supplier Agreements

The Sercel Lease Agreement

      Effective April 9, 2003, we renewed our then-existing exclusive leasing arrangement with Sercel, a major manufacturer of 3-D seismic data acquisition equipment, by entering into a new Equipment Lease Agreement (the “Sercel Agreement”).

      Under this agreement, we are Sercel’s exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative for land-based seismic equipment and its non-exclusive leasing representative with respect to certain marine seismic equipment. While there are no restrictions on Sercel’s ability to undertake short-term or long-term leasing of either land-based or marine seismic equipment, Sercel will provide us with information regarding any potential leases or sales opportunities that Sercel does not undertake.

      The Sercel Agreement now expires December 31, 2004, but is subject to termination by Sercel before that date on (a) Sercel’s reasonable belief that we have violated or intend to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) our refusal or inability to certify that we are in compliance with laws applicable to its activities, or (c) our insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern.

Other Agreements

      We have an exclusive lease referral agreement (the “Pelton Agreement”) with Pelton, a leading manufacturer and supplier of vibrator control electronics, which was acquired by I/O in January 2001. The terms of the Pelton Agreement are similar to those of the Sercel Agreement, except that (a) Pelton may not engage in short-term leasing (leases for periods of less than a year) of the equipment covered, and (b) the Pelton Agreement may be terminated by either party upon 90 days’ prior written notice.

      SAP has a number of manufacturer’s representation agreements for major product lines, including: acoustic positioning systems, computer and electronic maintenance consumables, data acquisition and management systems, electrostatic and plotter consumables, geophone, cable and instrument repairs, geophones, hydrophones, connectors, cables, test equipment, GPS systems — geodetic and navigational, including Sercel differential GPS, graphic recorders, heave compensators and attitude sensors, hydrographic data acquisition systems, magnetometers, oceanographic and hydrographic instrumentation, tide gauges and current meters, radio positioning equipment, underwater and surface ROVs, land and marine seismic sources, side-scan sonar and sub-bottom profiling systems, underwater communications and location devices, echo sounders and transducers.

      In fiscal years 2002 and 2003, we had a Commercial Representative Agreement (the “Sercel Sales Agreement”) with Georex, Inc., a wholly-owned subsidiary of Sercel, under which we were Sercel’s designated sales representative in Canada for seismic data acquisition and other field equipment. The Sercel Sales Agreement was subject to termination by either party on 90 days’ prior written notice. On October 28, 2002, we were notified that Sercel was terminating the Sercel Sales Agreement effective January 26, 2003. Total commissions earned under this agreement in the 2002 and 2003 fiscal years were $1,273,000, with $4,000 of that amount earned in fiscal 2003.

Discontinued Operations

      On January 28, 2002, we formed a wholly-owned subsidiary, Drilling Services, Inc. (DSI), to own and operate a fleet of seismic shot hole drills and to provide other services required by seismic data acquisition contractors. On August 1, 2003, we sold the operating assets of DSI. Our decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations.

      We have recorded an asset impairment charge of $700,000 related to the sale of those assets. The impairment charge is included in the loss from discontinued operations. The operating results and assets and liabilities of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. We recorded a loss from discontinued operations, net of applicable taxes of $2,422,000 in fiscal 2003 and $2,715,000 in fiscal 2004.

Customers; Sales and Marketing

      Our lease customers are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2004, we had lease customers with 57 active leases of various lengths, but typically for less than a year. Our seismic equipment sales customers include seismic data acquisition contractors, foreign governments, universities, engineering firms and research organizations worldwide.

      We participate in both domestic and international trade shows and expositions to inform the industry of our products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a semi-annual listing of equipment offerings is mailed to over 1,000 industry participants. In addition, we advertise our alliances with Sercel and Pelton in major geophysical trade journals and list our seismic equipment available for sale and lease on our website, www.mitchamindustries.com.

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

Competition

      Our major competitors are the major seismic equipment manufacturers, who sell equipment on financed terms. We face lesser competition from several companies that engage in seismic equipment leasing, but competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool as we do. We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) variety and availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. Our lease pool service and repair is also a major competitive advantage.

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

Suppliers

      We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from equipment manufacturers, Sercel and I/O. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Steward Cable (cables) and Mark Products (geophones and cables). From time to time, we purchase new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

Employees

      As of January 31, 2004, we employed 62 people, none of whom is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Forward-Looking Statements and Risk Factors

      Certain information contained in this Annual Report on Form 10-K (including statements contained in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A. “Controls and Procedures”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC”), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Annual Report on Form 10-K.

Demand for Land-Based Seismic Data Not Assured

      Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America.

Loss of Significant Customers Will Adversely Affect Us

      We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2002, 2003 and 2004, the single largest customer accounted for approximately 22%, 13% and 11%, respectively, of our consolidated revenues.

Because our customer base is relatively small, the loss of one or more customers for any reason could adversely affect our results of operations.

Significant Defaults of Past-Due Customer Accounts Would Adversely Affect Our Results of Operations

      On January 31, 2004, we had approximately $7.8 million of customer accounts and notes receivable of which $1.7 million was over 90 days past due. At January 31, 2004, we had an allowance of $0.9 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

International Economic and Political Instability Could Adversely Our Results of Operations

      Our results of operations are dependent upon the current political and economic climate of several international countries in which our customers either operate or are located. International sources (including Canada) accounted for approximately 74% of our revenues in the fiscal year ended January 31, 2004. Since the majority of our lease and sales contracts with our customers are denominated in U.S., Australian and Canadian dollars, there is little risk of economic (as opposed to accounting) loss from fluctuations in foreign currencies. However, our internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and expropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards.

Foreign Currency Exchange Rates Have Increasingly Materially Affected Our Results of Operations

      For accounting purposes, balance sheet accounts of the Canadian and Australian subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has become material because of the significant amount of equipment assigned to our Canadian operations and the significant fluctuations in the Canadian dollar exchange rate over the last few years.

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

Dependence on Key Personnel

      Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our Chairman of the Board, President and Chief Executive Officer. Mr. Mitcham’s employment agreement is automatically renewed on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with our business and from diverting any of our customers to a competitor for two years after the termination of his employment. The loss of the services of Mr. Mitcham could have a material adverse effect on us.

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

Weather Conditions Cause Seasonal Results

      The first and fourth quarters of our fiscal year have historically accounted for a greater portion of our revenues than do our second and third quarters. This seasonality in revenues is primarily due to the increased seismic survey activity in Canada from November through March. This seasonal pattern may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

Competition

      We have several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers, data acquisition contractors and oil and gas exploration companies that use seismic equipment, many of which have substantially greater financial resources than us. There are also several smaller competitors that, in the aggregate, generate significant revenue from the sale of seismic survey equipment. Pressures from existing or new competitors could adversely affect our business operations.

      We are also aware of several companies that engage in seismic equipment leasing. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, or similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition contractors that may lease equipment that is temporarily idle.

Volatile Stock Prices and No Payment of Dividends

      Due to recent energy industry conditions, energy and energy service company stock prices, including our stock price, have been extremely volatile. Such stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing if such financing is ever needed. We have historically not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

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

Limitation on Directors’ Liability

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

      We own our corporate office and warehouse facilities in Huntsville, Texas. Our headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. We also lease approximately 31,000 square feet of office and warehouse space at our facility in Calgary, Canada. SAP leases approximately 4,400 square feet of office and warehouse space in Brisbane, Australia. Our U.S. subsidiary, DSI, leases approximately 26,650 square feet of office and warehouse space in Brookshire, Texas. The DSI leases will terminate in fiscal 2005.

Item 3.	Legal Proceedings

      No material lawsuits existed as of the fiscal year ended January 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ended January 31, 2003:
First Quarter	$4.40	$3.50
Second Quarter	4.10	1.76
Third Quarter	2.12	1.05
Fourth Quarter	1.75	1.05

Fiscal Year Ended January 31, 2004:
First Quarter	$1.47	$0.87
Second Quarter	2.22	1.15
Third Quarter	2.50	1.65
Fourth Quarter	4.18	1.90

      As of May 20, 2004, there were over 4,000 holders of the common stock.

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

Item 6.	Selected Financial Data

	Years Ended January 31,

	2000	2001	2002	2003	2004

	(Amounts in thousands, except per share amounts)
Net sales and other revenues	$10,644	$20,597	$27,183	$14,139	$22,406
Loss from continuing operations	(4,864)	(2,946)	(8,457)	(7,677)	(3,574)
Loss from continuing operations per common share — basic and diluted	(0.51)	(0.32)	(0.95)	(0.88)	(0.41)
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data:
Cash and marketable securities	17,399	11,402	8,244	5,137	6,834
Seismic equipment lease pool, property and equipment, cost basis	74,537	91,435	90,381	84,552	84,624
Total assets	67,705	72,561	58,795	44,340	40,730
Long-term debt	—	5,444	4,079	4,622	2,418
Total liabilities	7,430	18,573	16,192	10,682	9,933
Total shareholders’ equity	60,275	53,988	42,603	33,658	30,797

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs.

      Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count”, and the number of recording channels deployed by those crews. An accurate and reliable census of active crews does not exist, therefore, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Due to our unique position as the largest independent lessor of seismic equipment, we are privy to information about future projects from many data acquisition contractors. Our analysis of the available information is that land-based data acquisition activity is increasing. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.

      We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at January 31, 2004 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia.

      For the years ended January 31, 2002, 2003 and 2004, revenues from foreign customers totaled $21.7 million, $12.0 million and $16.5 million, which is 80%, 85% and 74% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars.

Seasonality

      Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada, where a significant percentage of seismic survey activity occurs in the winter months, from November through March. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by our Canadian customers has historically resulted in increased lease revenues in our first and fourth fiscal quarters.

Results of Operations

      During fiscal 2004, our results of operations were affected by several significant factors. Our revenues increased $8.3 million, reflecting significant increases in both leasing and sales from the prior fiscal year. The increase in revenues is attributable to several factors. One significant factor is the inclusion of the results of SAP for the whole fiscal year versus two months in the prior year, which accounted for approximately $2.7 million of the current year increase, primarily from sales of hydrographic and oceanographic equipment. Additionally, during the fiscal year, we expanded our marine seismic business, which resulted in the execution of several high-dollar rental contracts and several marine sales transactions having an aggregate value of $1.2 million. Also contributing to our increase in fiscal 2004 revenues is a general increase in demand for short-term rentals in the United States from some of our seismic contractor customers. We believe that this increased demand resulted from the decision by a major contractor to cease land-based operations in North America, which benefited these customers due to the reduced level of competition.

      Our fixed and variable costs are an important factor affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense is our single largest expense item, which amounted to $13.7 million for fiscal 2004. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Our general and administrative expenses remained fairly level over the past three fiscal years, except for fiscal 2004, which included a full year of expenses related to SAP totaling $0.6 million. Direct cost of seismic leasing is a variable expense that fluctuates with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.

      Another significant factor that affected our results of operations for fiscal 2004 was currency translation adjustments. The decline in value of the United States dollar relative to the Canadian dollar resulted in an increase in both revenues and expenses from our Canadian subsidiary. The result was that our net loss was $0.3 million greater than it would have been had the results from our Canadian operations been translated at the average exchange rate that prevailed in fiscal 2003.

Revenues

      For fiscal 2004, consolidated revenues increased $8.3 million, or 58%, to $22.4 million from fiscal 2003, driven by increases in both leasing and sales activity during the year. Consolidated revenues for fiscal 2003 decreased approximately $13.0 million, or 48%, from fiscal 2002 due mainly to the loss of three significant customers that ceased operations in fiscal 2002.

      During fiscal 2004, leasing revenues increased $5.4 million, primarily as a result of an increase in our North American revenues, our expanding marine seismic business, our first large rental contract in the South East Asia market, and the inclusion of the operations of SAP, which we acquired in December 2002. SAP’s revenues for fiscal 2004 were approximately $3.3 million as compared to approximately $0.6 million in fiscal 2003. Foreign currency translation rates had the effect of increasing fiscal 2004 revenues by $1.0 million from fiscal 2003 levels.

      During fiscal 2003, leasing revenues decreased primarily due to the business decline of three of our customers in fiscal 2002. Foreign currency translation rates had the effect of decreasing fiscal 2003 revenues by approximately $38,000 from fiscal 2002 levels.

      During fiscal 2002, we executed several high-dollar lease contracts with a customer in South America that attributed to our increase in revenues for the year. Foreign currency translation rates had the effect of decreasing fiscal 2002 revenues by approximately $449,000 from fiscal 2001 levels. Included in fiscal 2002 revenues is commission income of $1.3 million. This commission income was earned by Mitcham Canada pursuant to the Sercel Sales Agreement, was based on direct sales by Sercel to various customers and was recognized when Sercel paid the applicable commission to us.

      Seismic equipment sales for fiscal 2004 were $8.6 million as compared to $5.8 million and $5.9 million for fiscal 2003 and 2002, respectively. Cost of sales for the fiscal years ended January 31, 2004, 2003 and 2002 was $4.7 million, $4.6 million and $5.0 million, respectively. Gross margins on equipment sales were 45%, 22% and 16% for fiscal years 2004, 2003 and 2002, respectively. Gross margins on equipment sales will vary significantly between periods due to the mix of sales revenue between new seismic equipment versus sales of depreciated seismic equipment being sold from our lease pool.

Costs and Expenses

      For fiscal 2004, depreciation expense was $13.7 million, which is $1.0 million, or 7%, lower than fiscal 2003 depreciation expense. During fiscal 2003, we recorded depreciation expense in the amount of $14.7 million. This amount reflects a decrease of $1.3 million, or 8%, from the fiscal 2002 amount. For fiscal 2004, foreign currency translation rates had the effect of increasing depreciation expense by $1.1 million from the fiscal 2003 amount. Foreign currency translation rates had the effect of decreasing depreciation expense for fiscal 2003 by $58,000 from the fiscal 2002 amount. In fiscal 2002, we recorded depreciation expense in the amount of $16.0 million, which reflected a $2.9 million, or 22%, increase above the fiscal 2001 amount. Foreign currency translation rates had the effect of decreasing depreciation expense for fiscal 2002 by $353,000 from the fiscal 2001 amount.

      The decrease in fiscal 2004 and fiscal 2003 depreciation expense is largely because certain equipment reached the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. The increase in depreciation expense during fiscal 2002 was primarily a result of our replacement of older, fully depreciated seismic equipment with new, state-of-the-art technology.

      Direct costs for fiscal 2004 were $2.3 million, which was approximately $1.0 million greater than fiscal 2003 direct costs. The increase is largely attributable to an increase in sublease expenses of $645,000. For fiscal 2003, direct costs totaled $1.4 million, representing a decrease of $0.9 million from the fiscal 2002 amount of $2.2 million. This decrease is attributable to the significant decrease in leasing activity during the fiscal year. Specifically, the decrease is mainly attributable to decreases in freight, equipment repairs and sublease expenses of $134,000, $474,000 and $276,000, respectively. For fiscal 2002, our direct costs totaled approximately $2.2 million, for an increase of $450,000 over the fiscal 2001 amount. This increase is a result of the significant increase in equipment leasing activity during the year. The increase is attributable to increases in freight and equipment repairs of $72,000 and $478,000, respectively, partially offset by a decrease in leased equipment expenses of $152,000. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, equipment repairs and sublease expense.

      General and administrative expenses for fiscal 2004 totaled $5.1 million, or $0.6 million greater than fiscal 2003 expenses of $4.5 million. This increase is due to the inclusion of the results of operations of SAP for a full year, which had general and administrative expenses totaling $0.5 million greater than the prior year. For the fiscal year ended January 31, 2003, our general and administrative expenses totaled $4.5 million, or $.1 million above those of fiscal 2002, which is entirely attributable to the inclusion of SAP. For the fiscal year ended January 31, 2002, our general and administrative expenses totaled approximately $4.4 million, or $0.2 million above those of fiscal 2001. This increase is primarily due to an increase in insurance, professional fees and debt acquisition costs, partially offset by a decrease in travel, rent and customer relation expenses.

      During fiscal 2004, we recorded a provision for doubtful accounts in the amount of $25,000 compared to a non-cash net benefit for doubtful accounts in the amount of $1.9 million recorded in fiscal 2003. Of this net benefit, approximately $1.7 million represents recoveries of receivables written off in the prior fiscal year. The recovery was in the form of seismic equipment that we accepted as a settlement of trade receivables owed to us by a former customer, who ceased operations that year. The remaining $0.2 million benefit resulted from our collecting an outstanding note receivable that had been fully reserved in prior fiscal years due to the uncertainty of collection. Once the funds were collected, we reduced our allowance for doubtful accounts and recorded the net benefit. Our provision for doubtful accounts in fiscal 2002 was approximately $5.1 million. In fiscal 2002, we had reserved or written off approximately $5.0 million in trade and note receivables related to three customers who advised us they were ceasing operations and did not have the resources to pay their outstanding obligations to us. At January 31, 2004 and 2003, we had past due trade accounts and note receivables in the approximate amount of $1.7 million and $0.7 million, respectively. As of January 31, 2004 and 2003, our allowance for doubtful accounts and notes receivable amounted to $0.9 million and $0.8 million, respectively.

      During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in fiscal 2003 or 2002.

      For fiscal 2004, we recorded a net loss from continuing operations in the amount of $3.6 million, compared to a net loss from continuing operations for fiscal 2003 and 2002 in the amount of $7.7 million and $8.5 million, respectively. The net loss from discontinued operations in fiscal 2004 was $2.7 million, compared with a net loss of $2.4 million in fiscal 2003 and nil in 2002.

Liquidity and Capital Resources

      As of January 31, 2004, we had net working capital of approximately $7.4 million as compared to net working capital of $3.3 million at January 31, 2003. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the year ended January 31, 2004 was $7.0 million, as compared to net cash used in operating activities of $0.5 million and net cash provided by operating activities of $12.3 million for the years ended January 31, 2003 and 2002, respectively. Net cash used in financing activities for the year ended January 31, 2004 was $2.1 million, compared to net cash provided by financing activities for the year ended January 31, 2003 of $0.1 million and net cash used in financing activities of $2.0 million for fiscal year 2002. During fiscal 2002, we liquidated temporary investments in marketable securities of approximately $7.1 million to fund a portion of our capital expenditure program. The temporary investments were originally made with surplus cash generated in prior fiscal years, which were invested in marketable securities until such time as the funds were needed.

      We are committed to purchase $2.25 million of land data acquisition equipment by December 31, 2004, under the Sercel Agreement. We expect that cash on hand and cash flows from operations will be sufficient to meet this commitment.

      Capital expenditures for the 2004 fiscal year totaled approximately $3.6 million as compared to capital expenditures of $4.8 million for fiscal 2003. Capital expenditures of $18.0 million in fiscal 2002 were mainly comprised of purchases of Sercel 408UL seismic data recording equipment pursuant to the Sercel Agreement. The 408UL equipment is the latest generation equipment available to the market. Our fiscal 2004 and 2003 capital expenditures were made to fulfill specific lease contracts.

      Subsequent to January 31, 2004, we negotiated and issued credits and other future customer enhancements with certain Canadian leasing customers totaling $315,000. As of January 31, 2004, we had $125,000 allocated to these matters in our allowance for doubtful accounts. After recording these credits, that allocation was no longer necessary and was reversed out of the allowance for doubtful accounts. The impact was a $190,000 net increase in our net loss recorded at January 31, 2004. At January 31, 2004, we had trade accounts and notes receivable of $1.7 million that were more than 90 days past due. As of January 31, 2004, our allowance for doubtful accounts was approximately $0.9 million, which management believes is sufficient to cover any losses in our trade accounts receivable and notes receivable.

      In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, we do not recognize the interest earned until the entire principal balance has been collected. In most cases where we have a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected. Although the extension of repayment terms on open accounts receivables temporarily reduces our cash flow from operations, we believe that this practice is necessary in light of seismic industry conditions and that it has not adversely affected our ability to conduct routine business. Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Unless there is a question as to whether an account is collectible, the sales revenue and cost of goods sold is recognized at the transfer of title of the equipment.

      In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was approximately $4.6 million at January 31, 2004. The loan is payable in forty-eight equal installments of $197,000 and bears interest at the rate of prime plus  1/2%. The loan is secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.

      We paid for our $3.5 million capital expenditure in 2004 in part by three separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, of which $1.3 million remains unpaid as of January 31, 2004. The notes call for monthly payments aggregating approximately $121,000 and bear interest ranging from 0% to 8%. All three notes have 12-month repayment terms and mature during fiscal 2005.

      On March 30, 2004, we obtained a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line allows us to borrow funds to purchase equipment at any time as necessary and is secured by the equipment purchased and any leases on that equipment. Interest is payable monthly at prime plus  1/2%. Principal is due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The last date that advances can be made is June 30, 2005. We have not yet borrowed any funds available under this line. Although we have sufficient cash to meet known commitments and no current plan to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease as needed on short notice to take advantage of strategic opportunities regardless of our cash position at the time.

      During fiscal 2003, we repurchased 7,800 shares of our common stock for an aggregate cost of $15,000, or an average cost of $1.97 per share. We did not repurchase any shares of our common stock during fiscal 2004. At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next 12 months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures.

      The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2004:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 Years

Long-term debt and equipment notes payable	$5,917,000	$3,499,000	$2,418,000	$—	$—
Operating leases	913,000	344,000	473,000	96,000	—
Equipment purchase obligations	2,250,000	2,250,000	—	—	—

Total	$9,080,000	$6,093,000	$2,891,000	$96,000	$

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to reserves for uncollectible accounts receivable and useful lives of our lease pool assets and their valuation.

      Critical accounting policies are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting policies.

Revenue Recognition

Leases

      We recognize lease revenue ratably over the term of the lease until there is a question as to whether it is collectible. Commission income is recognized once it has been paid to us. We do not enter into leases with imbedded maintenance obligations. Under our standard lease contract, the lessee is responsible for maintenance and repairs to the equipment, excluding fair wear and tear. We provide technical advice to our customers as part of our customer service practices.

Equipment Sales

      We recognize revenue and cost of goods sold from the equipment sales upon transfer of title. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration.

Allowance for Doubtful Accounts

      We make provisions to the allowance for doubtful accounts periodically as conditions warrant based on whether such receivables are collectible. In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest-bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance and do not recognize interest earned until the entire principal balance has been collected.

Long-Lived Assets

      We carry property and equipment at cost, net of accumulated depreciation and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from three to seven years. Buildings are depreciated over 40 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the life of the leases.

      We review our long-lived assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, we record an impairment charge. During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million related to the sale of DSI’s operating assets.

Income Taxes

      We account for our taxes under the liability method, whereby we recognize, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of our assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2003 and 2004, we have recorded a net deferred tax asset of $9.4 million and $11.6 million, respectively. As we believe it is not assured that these net deferred tax assets will be realized, we have provided valuation allowances of $9.4 million and $11.6 million at January 31, 2003 and 2004, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically denominate the majority of our lease and sales contracts in U.S., Canadian and Australian dollars to mitigate the exposure to fluctuations in foreign currencies. Since the majority of our lease and sales contracts with our customers are denominated in U.S. and Canadian dollars, there is little risk of economic (as opposed to accounting) loss from fluctuations in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item appears at pages F-1 through F-21 hereof and incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that, with the exceptions noted below, our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. This Item 9A contains the information regarding the evaluation of the Company’s disclosure controls and procedures that is referred to in paragraph 4(b) of the certifications of the CEO and Controller attached as Exhibits 31.1 and 31.2 to this report, and should be read in conjunction with those certifications for a thorough understanding and presentation of that information.

      After the fiscal year-end, management became aware of a possible issue related to receivables of our Canadian subsidiary, Mitcham Canada, that were recognized in the fourth quarter of the fiscal year ended January 31, 2004. In April 2004, an employee reported to the Audit Committee some concern regarding the integrity of those receivables. Our Audit Committee immediately began an investigation, engaging independent legal counsel and independent forensic accountants. As a result of the investigation, and based on comments made to us by our independent auditor, material weaknesses in internal controls over financial reporting at Mitcham Canada discussed below were identified and fully disclosed to our Audit Committee and independent auditor.

      In addition, as a result of the independent investigation, we became aware of an isolated incident in which certain of our employees overrode the system of internal controls in connection with the preparation of an invoice. The incident, which did not indicate any weakness in our system of internal controls over financial reporting, had no effect on our financial statements, and was fully disclosed to the Audit Committee and our independent auditors.

      We have identified the following weaknesses in internal controls over financial reporting:

•	Implementation of a winter season billing practice change for leasing customers of Mitcham Canada that began in November 2003. Mitcham Canada equipment lease customers were resistant to the acceptance of the recent changes in billing policy for certain leased equipment. As a result, several customers disputed their billings during the fourth quarter and receivables balance at January 31, 2004. These billing and collection issues were resolved in the first quarter of fiscal 2005, when Mitcham Canada provided certain customers with credits of disputed receivables, and in one instance, a probable credit toward the future purchase of equipment. All resolutions have been appropriately accounted for.

By way of explanation, the current market of seismic data acquisition contractors in Canada is limited, consisting of perhaps between 12-16 contractors. Each of these contractors’ financial condition is sensitive to changes in demand for seismic services and to the timeliness in which they are paid for their services, which in turn affect the timing of when Mitcham Canada is paid for its equipment leasing. To compete effectively in the market, Mitcham Canada must respond to these market conditions.

•	The lack of required formal high-level management reporting for Mitcham Canada, along with regular on-site reviews of accounting policies and practices. We have historically relied on non-standardized verbal updates on high-level management issues, which can affect both the timeliness and accuracy of accounting for certain transactions. Formal high-level management regular on-site reviews of accounting policies and practices, would have sooner identified the issues discussed in the preceding paragraph, and with more specificity. Prior to the investigation but before the publication of our financial results for the fiscal year ended January 31, 2004, disputed amounts were reflected in our general, but not our specific, reserves for doubtful accounts.

•	The lack of automated equipment inventory management systems at Mitcham Canada. While our headquarters in Huntsville, Texas employs an inventory tracking and management system that is fully integrated with its accounting system, Mitcham Canada is not on the same fully integrated system. Instead, management relies on manual reconciliations of equipment from Excel spreadsheets to the accounting system, which require accounting staff resources to track the movement of equipment to and from the customer, as well as between Huntsville, Texas and Calgary, Canada. This tracking process uses a number of databases, thus creating inefficiencies in identifying and deploying equipment that is available for rent, as well as additional required reconciliation procedures between the databases and the general ledger.

      After the conclusion of the investigation, management and our independent auditor performed additional procedures to ensure that the internal control deficiencies noted above did not result in material misstatements to the audited financial statements for the 2004 fiscal year. Our independent auditor subsequently reviewed and assessed with us all post fiscal year-end accommodations made to Mitcham Canada leasing customers and determined that the unpublished fourth quarter results of operations should be reduced by $190,000. Therefore, we believe the impact of the identified weaknesses in internal controls was addressed and mitigated in preparing this report. However, our continued reliance on manual procedures and reconciliations, even on a short-term basis, results in increased risk that some of the identified weaknesses in internal controls could impact future reporting periods.

      We are in the process of implementing the following changes or additions to our internal controls and procedures, on a post-fiscal-year end basis:

•	We now require a monthly formal high-level executive summary for Mitcham Canada and SAP as part of their regular monthly financial reporting packages.

•	We have established quarterly (for Mitcham Canada) and semi-annual (for SAP) on-site reviews of accounting policies and practices with internal accounting personnel and local management of Mitcham Canada and SAP, and formalized monthly telephonic reviews of the management report.

•	We are evaluating how best to implement an integrated software system to effectively track and account for lease equipment at Mitcham Canada and SAP, and the timetable in which this can reasonably be accomplished.

•	Until we can implement an integrated software system, we will require more frequent reconciliations of the manual systems to the general ledger accounts, and more levels of review of those reconciliations.

•	We will engage our independent auditor to conduct a physical inventory of the Canadian lease pool during the coming summer months, which is the Canadian low season.

•	We will as soon as practicable hire an internal auditor who will report directly to the Audit Committee.

•	We are interviewing consultants to begin the Section 404 internal controls documentation work so that there is adequate time for us to comply with those requirements for the fiscal year ended January 31, 2006.

      In addition, our Chief Financial Officer, who was also a director and our Chief Operating Officer, has resigned. We have therefore initiated a formal search for a new CFO and COO. In the interim, we have retained a CFO consultant, Gary Brooks, who, together with our Controller, are fulfilling the CFO duties.

      Management views the short-term and long-term remediation of our internal control deficiencies as a top-priority item. We will continue to evaluate the effectiveness of our internal controls and procedures to take action as appropriate. Other than implementing the improvements discussed above, there have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth the names and ages of our directors and executive officers. Our directors are elected annually and serve one-year terms and until their successors are elected. Our executive officers are elected annually by the Board of Directors and serve one-year terms or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of our directors and executive officers. In addition, there are no arrangements or understandings between any of our executive officers and any other person pursuant to which any person was selected as an executive officer.

Name	Age	Positions Held	Director Since

Billy F. Mitcham, Jr.	56	Chairman of the Board, President	1987
		and Chief Executive Officer
Peter H. Blum	47	Director	2000
R. Dean Lewis	60	Director	1995
John F. Schwalbe	59	Director	1994
Christopher C. Siffert	36	Vice President and Corporate Controller	N/A
Paul Guy Rogers	54	Vice President of Business Development	N/A

Business Experience of Our Directors and Executive Officers

      Billy F. Mitcham, Jr. is Chairman of the Board, President and Chief Executive Officer. Mr. Mitcham has more than 25 years of experience in the geophysical industry. From 1979 to 1987, he served in various management capacities with Mitcham Associates, an unrelated equipment leasing company. From 1975 to 1979, Mr. Mitcham served in various capacities with Halliburton Services, primarily in oilfield services.

      Peter H. Blum has been President of Bear Ridge Capital, L.L.C., a private investment banking firm, since November 1998. From June 1998 until March 2003, Mr. Blum served as Director, and from September 2001 until March 2003, as Executive Vice President, of Mallon Resources Corporation, an oil and gas exploration and production company that merged with Black Hills Corporation on March 10, 2003. During 1997 and 1998, Mr. Blum served as Senior Managing Director of GBI Capital Management, now known as Landenburg Thalman Capital Management. From December 1996 through 1997, Mr. Blum was a Managing Director and head of the energy group at Rodman & Renshaw.

      R. Dean Lewis is the Dean of the Business School at Sam Houston State University and has served in this capacity since October 1995. From 1987 to October 1995, Dr. Lewis was the Associate Dean and Professor of Marketing at Sam Houston State University. Prior to 1987, Dr. Lewis held a number of executive positions in the banking and finance industries.

      John F. Schwalbe has been a Certified Public Accountant in private practice since 1978, with primary emphasis on tax planning, consultation and compliance.

      Christopher C. Siffert is a Vice President and our Corporate Controller. From November 1994 to January 1998, Mr. Siffert served as Internal Audit Manager for Houston Cellular Telephone Company and from July 1990 to November 1994 he was employed by Arthur Andersen LLP as a Senior Audit Supervisor. Mr. Siffert is a Certified Public Accountant.

      Paul Guy Rogers is Vice President of Business Development. Mr. Rogers has 10 years experience in the geophysical industry. Prior to joining Mitcham, Mr. Rogers was employed by Geo Space LP, a worldwide manufacturer of geophysical equipment, with responsibilities for sales in the United States and Latin America.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding common stock, par value $0.01 per share (“Common Stock”), to file initial reports of ownership and changes in ownership of Common Stock with the SEC. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of reports we received, we believe that all filings required to be made under Section 16(a) were timely made, except as follows:

•	R. Dean Lewis failed to make a timely filing of a statement of changes in beneficial ownership with respect to the options granted to him on July 17, 2003, the filing for which was made four days late;

•	R. Chaney & Partners IV L.P., a shareholder who, acting with R. Chaney & Partners III L.P. as a “group” for purposes of Section 13(d) of the Exchange Act, is a 10% owner of the Common Stock, failed to make a timely filing of a statement of changes in beneficial ownership with respect to its sale of shares of Common Stock on each of January 8, 2004 (filing was eight days late), January 12, 2004 (filing was six days late) and January 13, 2004 (filing was five days late); and

•	R. Chaney & Partners III L.P., a shareholder who, acting with R. Chaney & Partners IV L.P. as a “group” for purposes of Section 13(d) of the Exchange Act, is a 10% owner of the Common Stock, failed to make a timely filing of a statement of changes in beneficial ownership with respect to its sale of shares of Common Stock on each of January 8, 2004 (filing was 16 days late), January 12, 2004 (filing was 14 days late), January 13, 2004 (filing was 13 days late), January 16, 2004 (filing was eight days late), January 20, 2004 (filing was six days late), January 21, 2004 (filing was five days late), January 22, 2004 (filing was two days late) and January 23, 2004 (filing was one day late).

Code of Ethics

      Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and our Corporate Controller to ensure that our business is conducted in a legal and ethical manner. Copies of the Code of Ethics may be obtained without charge by contacting our Secretary by mail at Mitcham Industries, Inc., 8141 SH 75 South, P.O. Box 1175, Huntsville, Texas 77342, Attention: Secretary, or by telephone (936) 291-2277. The Audit Committee has adopted separate policies and procedures for handling reports of suspected wrongdoing related to accounting and audit matters.

Audit Committee of the Board of Directors

      The Audit Committee, which is comprised of Messrs. Schwalbe (Chairman), Lewis and Blum, held five meetings during the fiscal year ended January 31, 2004. Our Board of Directors has determined that each member of the Audit Committee is an independent director, as that term is defined in Rule 4350 of the Nasdaq Marketplace Rules, and meets the criteria for independence set forth in Rule 10A-3 promulgated under the Exchange Act. In addition, our Board of Directors has determined that Mr. Schwalbe has the financial experience required by the Nasdaq Marketplace Rules and is an “audit committee financial expert” as defined by applicable SEC regulations.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table shows all compensation earned for services rendered during the fiscal years ended January 31, 2002, 2003 and 2004 by our Chief Executive Officer and each of our other executive officers (collectively, the “Named Executives”).

	Annual Compensation			Long Term Compensation

	Fiscal Year				Shares
	Ended			Restricted Stock	Underlying
Name and Principal Position	January 31,	Salary($)	Bonus($)	Award(s)($)(1)	Options(#)

Billy F. Mitcham, Jr.	2004	253,223	0	34,020	30,000
Chairman of the Board,	2003	245,931	0	0	85,000
President and Chief	2002	228,098	20,000	0	80,000
Executive Officer

P. Blake Dupuis	2004	192,707	0	22,680	20,000
Chief Operating Officer	2003	160,833	0	0	45,000
and Chief Financial Officer	2002	144,295	15,000	0	30,000

Christopher C. Siffert	2004	111,207	0	14,175	12,500
Vice President —	2003	100,417	0	0	15,000
Corporate Controller	2002	95,779	10,000	0	15,000

Paul Guy Rogers(2)	2004	122,919	0	14,175	12,500
Vice President —	2003	110,607	0	0	20,000
Business Development	2002	27,397	5,000	0	10,000

(1)	The value of each restricted stock award was determined by multiplying the closing price of the Common Stock as of the date of grant, July 17, 2003 in all instances, by the number of shares awarded to the particular the Named Executives (18,000 shares for Mr. Mitcham; 12,000 shares for Mr. Dupuis; and 7,500 shares for each of Messrs. Siffert and Rogers) and then subtracting the consideration paid by the Named Executives for such shares ($0.01 per shares in all instances). The forfeiture provisions relating to the shares of restricted stock expire ratably over a period of three years). As of January 30, 2004, the last trading day of the fiscal year ended January 31, 2004, and using the fair market value of the Common Stock as of such date (closing price of $3.73), the number and value of aggregate restricted stock award holdings were as follows: 18,000 shares ($67,140) by Mr. Mitcham; 12,000 shares ($44,760) by Mr. Dupuis; and 7,500 shares ($27,975) for each of Messrs. Siffert and Rogers).

(2)	Mr. Rogers joined us on October 23, 2001.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning stock option grants made in the fiscal year ended January 31, 2004 to the Named Executives. There were no grants of stock appreciation rights to the Named Executives during the fiscal year ended January 31, 2004.

	Individual Grants

					Potential Realizable
					Value at Assumed
	Number of				Annual Rate of
	Securities	% of Total			Stock Price
	Underlying	Options			Appreciation for
	Options	Granted to	Exercise or		Option Term(2)
	Granted	Employees in	Base Price	Expiration
Name	(#)(1)	Fiscal Year	($/Sh)	Date	5%($)	10%($)

Billy F. Mitcham, Jr.	30,000	32.43	1.90	07/17/13	35,847	90,843
P. Blake Dupuis	20,000	21.62	1.90	07/17/13	23,898	60,562
Christopher C. Siffert	12,500	13.51	1.90	07/17/13	14,936	37,851
Paul Guy Rogers	12,500	13.51	1.90	07/17/13	14,936	37,851

(1)	The options terminate on the earlier of their expiration date, 10 years after grant or three months after termination of employment, subject to certain exceptions. The options become exercisable in three equal annual installments beginning one year after the grant date, but vesting may be accelerated on the consummation of a specified change of control.

(2)	The indicated 5% and 10% rates of appreciation are provided to comply with SEC regulations and do not necessarily reflect our views as to the likely trend in our stock price. Actual gains, if any, on stock option exercises and the sale of Common Stock holdings will depend on, among other things, the future performance of our Common Stock and overall stock market conditions.

Option Exercises and Year-End Option Values

      The following table provides information as to options exercised by the Named Executives in the 2004 fiscal year and year-end value of unexercised options held by the Named Executives.

Aggregate Option Exercises in 2004 Fiscal Year and January 31, 2004 Option Values

			Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
			January 31,	January 31,
			2004 (#)	2004 ($)
	Shares Acquired
	on Exercise	Value	Exercisable/	Exercisable/
Name	(#)	Realized ($)	Unexercisable	Unexercisable (1)

Billy F. Mitcham, Jr.	0	0	266,915/113,335	61,284/153,501
P. Blake Dupuis	0	0	150,500/60,000	27,885/88,800
Christopher C. Siffert	0	0	60,000/27,500	10,400/40,275
Paul Guy Rogers	0	0	16,666/25,834	11,599/46,076

(1)	Value is based on the $3.73 per share closing price of Common Stock on January 30, 2004, the last day of trading prior to the end of the fiscal year, less the exercise price.

Compensation of Directors

Cash Compensation

      We pay each of our non-employee directors an annual fee of $20,000 for their services as directors and reimburse them for their reasonable out-of-pocket expenses incurred in connection with their attendance at board and committee meetings.

Stock Options

      In addition to cash compensation, our non-employee directors are eligible, at the discretion of our full Board of Directors, to receive discretionary grants of stock options under our 2000 Stock Option Plan. For the fiscal year ending January 31, 2004, each of our non-employee directors was awarded options to purchase 30,000 shares of Common Stock, which options will vest in full on July 17, 2004 (the first anniversary of the grant date).

Employment Agreement

      In January 1997, we entered into an employment agreement with Billy F. Mitcham, Jr., our Chairman of the Board, President and Chief Executive Officer. The term of the agreement, which was originally for a period of five years, is automatically extended for successive one-year periods unless either party gives written notice of termination at least 30 days prior to the end of the then-current term. The agreement provides for an annual salary and a bonus at the discretion of our Board of Directors.

      Mr. Mitcham’s employment agreement may be terminated prior to the end of any extension period: upon his death; if it is determined that he has become disabled (as defined in the agreement); if he provides three months prior notice of his desire to resign; or if we provide him with notice of termination without cause (as defined in the agreement). In addition, Mr. Mitcham’s employment agreement may be terminated before the end of the then-current term if our Board of Directors determines that he has: breached the agreement in any material respect; misappropriated a material business opportunity available to us; engaged in fraud or dishonesty with respect to our business; or been convicted of, or indicted for, any felony criminal offense or any crime punishable by imprisonment. If Mr. Mitcham terminates his employment within 60 days following (i) a material reduction in his duties and responsibilities occurring without his consent or (ii) a reduction in, or our failure to pay when due, any portion of his salary, Mr. Mitcham will be entitled to payments equal to $450,000, payable ratably over the 24 months following his termination of his employment.

      For a period of two years after the termination of the agreement, Mr. Mitcham is prohibited from engaging in any business activities which are competitive with our business and from diverting any of our customers to a competitor. We have not entered into employment agreements with any of our other executive officers.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is now, or at any time has been, employed by or served as an officer of Mitcham or any of its subsidiaries or had any substantial business dealings with Mitcham or any of its subsidiaries. No executive officer of Mitcham is now, or at any time has been, a member of the compensation committee or board of directors of another entity, one of whose executive officers has been a member of the Compensation Committee or the Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Our executive compensation program is designed to attract, motivate and retain talented management personnel and to reward management for our successful financial performance and for increasing shareholder value. Our executive compensation has three components: base salaries, annual performance bonuses and long-term incentive stock-based awards.

      Base Salaries. We determine the salary ranges for our executive officers based upon their responsibilities and the salary levels of similarly positioned officers in comparable companies. Our philosophy has been to establish base salaries in the median area of the range of such salaries at comparable companies, because we consider long-term stock-based compensation to be more important than annual base salaries in aligning the executive’s financial rewards to the shareholders’ financial interests for the long term. The Compensation Committee’s practice has been to review the base salaries of our officers at the regular July meeting of the Board of Directors. At our July 2003 meeting, we determined not to increase Mr. Mitcham’s base salary of $250,000. We also determined not to increase the base salary of any other Named Executive, except for Mr. Rogers, whose base salary was increased by 9%.

      Annual Performance Bonuses. Annual bonuses are awarded using a qualitative analysis. In making our determination of whether to award an annual bonus and the amount of the bonus, we consider several factors, including our financial performance in relation to planned expectations and level of responsibility or duties, successful completion of particular projects or acquisition and implementation of new technical knowledge. For fiscal 2004, we determined that uncertain future industry conditions precluded us from granting discretionary bonus awards.

      Long-Term Stock-Based Compensation. We believe that a substantial percentage of executive compensation should be tied to equity-based plans and thereby directly related to improvement in shareholder value over the long term. In determining the number of options to grant, we make a subjective determination based on the same factors as we do in determining bonuses. For fiscal 2004, we approved the grant to executive officers of the options shown in the Summary Compensation Table for that fiscal year, which vest ratably over three years.

The Compensation Committee

John F. Schwalbe
R. Dean Lewis
Peter H. Blum

Performance Graph

      The following graph compares our Common Stock’s cumulative total return for the period beginning January 31, 1999, through January 31, 2004, to the cumulative total return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. In the past, we have provided a comparison of the cumulative total return on our Common Stock to the S&P Oil and Gas (Drilling & Equipment) index, and the following performance graph compares the cumulative total return on our Common Stock to the cumulative total return on that index for the period from January 31, 1998, through January 31, 2002. The cumulative total return assumes that the value of an investment in our Common Stock and each index was $100 at January 31, 1999, and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	1/31/99	1/31/00	1/31/01	1/31/02	1/31/03	1/31/04

Mitcham Industries, Inc.	$100.00	$89.23	$132.31	$104.62	$35.45	$91.82
S&P Smallcap 600	$100.00	$110.31	$132.72	$136.77	$111.77	$165.30
Peer Company Index	$100.00	$109.08	$162.05	$98.25	$45.51	$90.60

      The index of peer companies consists of: Compagnie Generale de Geophysique (NYSE: GGY), Dawson Geophysical Company (NASDAQ: DWSN), Input/ Output, Inc. (NYSE: IO), Omni Energy Services Corp. (NASDAQ: OMNI) and Veritas DGC, Inc. (NYSE: VTS).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of the outstanding shares of Common Stock as of May 20, 2004, with respect to each person we know to be the beneficial owner of 5% or more of the outstanding shares of Common Stock. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise indicated in the footnotes below the table.

	Common Stock
	Beneficially Owned

Name and Address	Number		Percent
of Beneficial Owner	of Shares		of Class

Billy F. Mitcham, Jr.	685,467	(1)	7.6%
P.O. Box 1175
Huntsville, Texas 77342

R. Chaney & Partners IV L.P.	804,800	(2)	9.2%
909 Fannin, Suite 1275
Two Houston Center
Houston, Texas 77010

Dimensional Fund Advisors, Inc.	555,300	(3)	6.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Stuart Sternberg	874,500	(4)	10.0%
c/o Spear Leeds & Kellogg
120 Broadway
New York, New York 10271

First Wilshire Securities Management, Inc.	923,120	(5)	10.6%
600 South Lake Street, Suite 100
Pasadena, California 91106

(1)	Includes 293,000 shares of Common Stock owned directly by Billy F. Mitcham, Jr. and an aggregate of 134,634 shares owned by Billy F. Mitcham, Sr. (77,040 shares) and two trusts established for the benefit of the sons of Mr. Mitcham, Jr. (the “Mitcham Children’s Trusts”) (57,594 shares), as to which Mr. Mitcham, Jr. has sole voting rights under a Voting Agreement. Also includes shares underlying currently exercisable options, and options that will become exercisable within 60 days of May 20, 2004, to purchase an aggregate of 257,833 shares of Common Stock.

(2)	As of March 3, 2004, based upon information contained in a Form 4, dated March 4, 2004, filed jointly by R. Chaney & Partners IV L.P. (“Fund IV”) and R. Chaney & Partners III L.P. (“Fund III”) with the SEC.

(3)	As of December 31, 2003, based upon information contained in a Schedule 13G/A, dated February 6, 2004, filed with the SEC by Dimensional Fund Advisors, Inc. (“Dimensional”). All securities reported in the Schedule 13G/A filed by Dimensional are owned by certain of its clients, none of which is known by Dimensional to own more than 5% of the outstanding shares of Common Stock.

(4)	As of January 28, 2004, based upon information contained in a Form 4, dated February 2, 2004, filed with the SEC by Stuart Sternberg.

(5)	As of April 30, 2004, based upon information contained in two Forms 3, each dated May 3, 2004, filed with the SEC by First Wilshire Securities Management, Inc.

Security Ownership of Management

      The following table sets forth the beneficial ownership of Common Stock as of May 20, 2004, by (i) each executive officer whose total annual salary and bonus exceeded $100,000 in the fiscal year ended January 31, 2004; (ii) each director and nominee; and (iii) all directors and executive officers as a group. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise indicated in the footnotes below the table.

	Common Stock
	Beneficially Owned

Name of Beneficial Owner	Number of Shares		Percent of Class

Billy F. Mitcham, Jr.	685,467	(1)	7.5%
P. Blake Dupuis	185,000	(2)	2.1%
Christopher C. Siffert	76,666	(3)	*
Paul Guy Rogers	28,332	(4)	*
R. Dean Lewis	92,000	(5)	1.0%
John F. Schwalbe	94,000	(5)	1.1%
Peter H. Blum	324,879	(6)	3.7%
All directors and executive officers as a group (seven persons)	1,486,344	(7)	15.5%

*	Less than 1%

(1)	Includes 293,000 shares of Common Stock owned directly by Billy F. Mitcham, Jr. and an aggregate of 134,634 shares owned by Billy F. Mitcham, Sr. (77,040 shares) and the Mitcham Children’s Trusts (57,594 shares), as to which Mr. Mitcham, Jr. has sole voting rights under a Voting Agreement. Also includes shares underlying currently exercisable options, and options that will become exercisable within 60 days of May 20, 2004, to purchase an aggregate of 257,833 shares of Common Stock.

(2)	Includes shares underlying currently exercisable options to purchase an aggregate of 175,000 shares of Common Stock.

(3)	Includes shares underlying currently exercisable options, and options that will become exercisable within 60 days of May 20, 2004, to purchase an aggregate of 69,166 shares of Common Stock.

(4)	Includes shares underlying currently exercisable options, and options that will become exercisable within 60 days of May 20, 2004, to purchase an aggregate of 20,832 shares of Common Stock.

(5)	Represents shares underlying currently exercisable options, and options that will become exercisable within 60 days of May 20, 2004.

(6)	Includes shares underlying currently exercisable options, and options that will become exercisable within 60 days of May 20, 2004, to purchase an aggregate of 80,000 shares of Common Stock, 22,624 shares underlying currently exercisable warrants, 2,000 shares owned by Mr. Blum’s spouse’s IRA, and 3,500 shares owned by Mr. Blum’s minor son.

(7)	Includes: (a) shares underlying currently exercisable options and warrants, and options that will become exercisable within 60 days, to purchase an aggregate of 788,831 shares of Common Stock, as follows: the 257,833 shares referred to in footnote (1) above, and an aggregate of 530,998 shares attributable to P. Blake Dupuis (175,000 shares), Christopher C. Siffert (69,166 shares), Paul Guy Rogers (20,832 shares), R. Dean Lewis (92,000 shares), John F. Schwalbe (94,000 shares) and Peter H. Blum (80,000 shares — options; and 22,624 shares — warrants).

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth certain information with respect to our equity compensation plans as of January 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans(1)

Equity compensation plans approved by our stockholders(2)	1,394,790	$3.91	158,490
Equity compensation plans not approved by our stockholders	0	0	0

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Includes options granted under the 1994 Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 1998 Stock Awards Plan and 2000 Stock Option Plan, each of which is further described in footnote 16 to our audited financial statements.

Item 13.	Certain Relationships and Related Transactions

      Voting Agreement. Effective September 20, 1993, we entered into a Voting Agreement (the “Voting Agreement”) with Billy F. Mitcham, Jr., Billy F. Mitcham, Sr. and the Mitcham Children’s Trusts. Under the Voting Agreement, Mr. Mitcham, Jr. has the authority to vote all shares of Common Stock held by the parties to the agreement, which as of May 20, 2004 includes 293,000 shares owned directly by Mr. Mitcham Jr. and an additional 134,634 shares owned by the other parties, representing 3.3% and 1.5%, respectively (for an aggregate of 4.8%), of the shares of Common Stock outstanding on such date. The Voting Agreement will terminate on the first to occur of (i) the agreement of the parties, (ii) the transfer by the parties thereto of their shares or (iii) the expiration of 25 years.

Item 14.	Principal Accounting Fees and Services

      The following table sets forth the amount of audit fees, audit related fees and tax fees billed or expected to be billed by Hein & Associates LLP, our independent auditor, for the fiscal years ended January 31, 2003 and January 31, 2004, respectively:

	2004	2003

	Amount	Amount
Audit Fees(1)	$110,000	$100,880
Audit-Related Fees(2)	—	—
Tax Fees(3)	55,000	55,606
All Other Fees	—	—

Total Fees	$165,000	$156,486

(1)	Includes the annual consolidated financial statement audit, review of quarterly reports on Form 10-Q and other services associated with the audit.

(2)	During the indicated periods, our independent auditor did not provide us with any information technology services relating to financial information systems design and implementation.

(3)	Includes fees and expenses for services primarily related to tax compliance, tax advice and tax planning for certain acquisitions.

      The Audit Committee has pre-approved all audit services and permitted non-audit services provided by the independent auditors, and the compensation, fees and terms for such services, for the fiscal year ended January 31, 2005. The Committee also has approved a policy that requires Audit Committee pre-approval of the compensation and terms of service for audit services and any permitted non-audit services based on ranges of fees, and any changes in terms, conditions and fees resulting from changes in audit scope or other matters. Any proposed audit or non-audit services exceeding the pre-approved fee ranges require additional pre-approval by the Audit Committee or its Chairman.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents Filed

(1) Financial Statements

The financial statements filed as part of this Annual Report are listed in “Index to Consolidated Financial Statements” on page F-1.

(1) Financial Statement Schedules

This Annual Report includes the following financial statement schedule:

Schedule II — Valuation and Qualifying Accounts

(2) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (c) below.

      (b) Reports on Form 8-K

      During the quarter end January 31, 2004, we filed a Current Report on Form 8-K, related to the Company’s earnings for the third quarter ended October 31, 2003.

      (c) Exhibits

Exhibit
Number

3.1		—	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)
3.2		—	Second Amended and Restated Bylaws of Mitcham Industries, Inc.**
9		—	Voting Agreement, dated September 20, 1993, between the Company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)
*10	.1	—	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)
10.2		—	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)
10.3		—	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)
10.4		—	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)
*10	.5	—	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)
10.6		—	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)
*10	.7	—	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)
*10	.8	—	Mitcham Industries, Inc. 2000 Stock Option Plan (7)
10.9		—	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)
10.10		—	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix, Inc. (9)
*10	.11	—	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)
*10	.12	—	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)
10.13		—	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., an Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)
10.14		—	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel**

Exhibit
Number

10.15	—	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919**
10.16	—	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank**
21	—	Subsidiaries of the Company**
23	—	Consent of Hein & Associates LLP**
31.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
31.2	—	Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
32.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350**
32.2	—	Certification of Christopher C. Siffert, Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. § 1350**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/ A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/ A (File No. 333-40507), filed with the SEC on December 17, 1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of May, 2004.

MITCHAM INDUSTRIES, INC.

By:	/s/ BILLY F. MITCHAM, JR.

Billy F. Mitcham, Jr.,
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	Chairman of the Board, President and Chief Executive Officer	May 28, 2004

/s/ CHRISTOPHER C. SIFFERT Christopher C. Siffert	Vice President and Corporate Controller (principal financial officer)	May 28, 2004

/s/ PETER H. BLUM Peter H. Blum	Director	May 28, 2004

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	May 28, 2004

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	May 28, 2004

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders

Mitcham Industries, Inc.
Huntsville, Texas

      We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2003 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Houston, Texas

May 20, 2004

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$5,137,000	$6,834,000
Accounts receivable, net of allowance for doubtful accounts of $770,000 and $847,000 at January 31, 2003 and 2004, respectively	2,908,000	5,635,000
Current portion of notes receivable	12,000	811,000
Prepaid expenses and other current assets	611,000	700,000
Current assets of discontinued operations	685,000	898,000

Total current assets	9,353,000	14,878,000
Seismic equipment lease pool, property and equipment	84,552,000	84,624,000
Accumulated depreciation of seismic equipment lease pool, property and equipment	(51,398,000)	(59,265,000)
Notes receivable, net of allowance for doubtful notes of $29,000 at January 31, 2004	—	487,000
Long-term assets of discontinued operations	1,789,000	4,000
Other assets	44,000	2,000

Total assets	$44,340,000	$40,730,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,495,000	$1,532,000
Current maturities — long-term debt	2,092,000	2,203,000
Equipment notes payable	—	1,296,000
Deferred revenue	216,000	345,000
Wages payable	414,000	495,000
Accrued expenses and other current liabilities	646,000	1,245,000
Current liabilities of discontinued operations	1,197,000	399,000

Total current liabilities	6,060,000	7,515,000
Long-term debt	4,622,000	2,418,000

Total liabilities	10,682,000	9,933,000
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,657,801 and 9,714,994 shares issued, respectively	97,000	97,000
Additional paid-in capital	61,814,000	61,913,000
Treasury stock, at cost (915,000 shares)	(4,686,000)	(4,686,000)
Deferred compensation	—	(83,000)
Accumulated deficit	(22,122,000)	(28,411,000)
Accumulated other comprehensive income (loss)	(1,445,000)	1,967,000

Total shareholders’ equity	33,658,000	30,797,000

Total liabilities and shareholders’ equity	$44,340,000	$40,730,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2002	2003	2004

Revenues:
Equipment leasing	$19,994,000	$8,306,000	$13,765,000
Equipment sales	5,920,000	5,829,000	8,641,000
Commissions	1,269,000	4,000	—

Total revenues	27,183,000	14,139,000	22,406,000

Costs and expenses:
Direct costs — seismic leasing	2,239,000	1,369,000	2,326,000
Cost of equipment sales	4,993,000	4,561,000	4,715,000
General and administrative	4,374,000	4,502,000	5,095,000
Provision (benefit) for doubtful accounts	5,065,000	(1,920,000)	25,000
Depreciation and amortization	16,015,000	14,681,000	13,677,000

Total costs and expenses	32,686,000	23,193,000	25,838,000

Operating loss	(5,503,000)	(9,054,000)	(3,432,000)
Other income (expense):
Interest expense (net of interest income of approximately $331,000, $186,000 and $100,000, respectively)	(231,000)	(281,000)	(176,000)
Other, net	2,000	11,000	34,000

Total other income (expense)	(229,000)	(270,000)	(142,000)

Loss from continuing operations before income taxes	(5,732,000)	(9,324,000)	(3,574,000)
Provision (benefit) for income taxes	2,725,000	(1,647,000)	—

Loss from continuing operations	$(8,457,000)	$(7,677,000)	$(3,574,000)
Loss from discontinued operations, net of income taxes of $0.00 (including impairment charge of $700,000 in 2004)	—	(2,422,000)	(2,715,000)

Net loss	$(8,457,000)	$(10,099,000)	$(6,289,000)

Loss per common share from continuing operations:
Basic and diluted	$(0.95)	$(0.88)	$(0.41)
Loss per common share from discontinued operations:
Basic and diluted	$—	$(0.28)	$(0.31)
Net loss per common share — basic and diluted	$(0.95)	$(1.15)	$(0.72)
Shares used in computing loss per common share:
Basic	8,870,000	8,747,000	8,772,000
Dilutive effect of common stock equivalents	—	—	—

Diluted	8,870,000	8,747,000	8,772,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended January 31, 2002, 2003 and 2004

							Accumulated
							Other
	Common Stock					Unearned	Comprehensive
			Additional	Treasury	Accumulated	Compensation &	Income
	Shares	Amount	Paid-In Capital	Stock	Deficit	Restricted Stock	(Loss)	Total

Balances, January 31, 2001	9,591,000	$96,000	$61,601,000	$(3,195,000)	$(3,566,000)	$—	$(948,000)	$53,988,000
Comprehensive loss:
Net loss	—	—	—	—	(8,457,000)	—	—	(8,457,000)
Foreign currency translation	—	—	—	—	—	—	(1,666,000)	(1,666,000)

Comprehensive loss								(10,123,000)

Issuance of common stock upon exercise of warrants and options	67,000	1,000	213,000	—	—	—	—	214,000
Acquisition of treasury stock	—	—	—	(1,476,000)	—	—	—	(1,476,000)

Balances, January 31, 2002	9,658,000	97,000	61,814,000	(4,671,000)	(12,023,000)	—	(2,614,000)	42,603,000
Comprehensive loss:
Net loss	—	—	—	—	(10,099,000)	—	—	(10,099,000)
Foreign currency translation	—	—	—	—	—	—	1,169,000	1,169,000

Comprehensive loss								(8,930,000)

Acquisition of treasury stock	—	—	—	(15,000)	—	—	—	(15,000)

Balances, January 31, 2003	9,658,000	97,000	61,814,000	(4,686,000)	(22,122,000)	—	(1,445,000)	33,658,000
Comprehensive loss:
Net loss	—	—	—	—	(6,289,000)	—	—	(6,289,000)
Foreign currency translation	—	—	—	—	—	—	3,412,000	3,412,000

Comprehensive loss								(2,877,000)

Issuance of common stock upon exercise of warrants and options	4,000	—	—	—	—	—	—	—
Restricted stock issued	53,000	—	99,000	—	—	(99,000)	—	—
Amortization of restricted stock grants	—	—	—	—	—	16,000	—	16,000

Balances, January 31, 2004	9,715,000	$97,000	$61,913,000	$(4,686,000)	$(28,411,000)	$(83,000)	$1,967,000	$30,797,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2002	2003	2004

Cash flows from operating activities:
Loss from continuing operations	$(8,457,000)	$(7,677,000)	$(3,574,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,015,000	14,681,000	13,677,000
Provision (benefit) for doubtful accounts, net of chargeoffs and recoveries	224,000	(2,398,000)	106,000
Deferred income taxes	2,713,000	—	—
Changes in:
Trade accounts receivable	2,729,000	2,112,000	(4,167,000)
Federal income taxes, current	787,000	(43,000)	—
Accounts payable, accrued expenses and other current liabilities	(2,139,000)	(6,923,000)	846,000
Other, net	397,000	(228,000)	62,000

Net cash provided by (used in) operating activities	12,269,000	(476,000)	6,950,000

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(16,442,000)	(4,622,000)	(3,576,000)
Purchases of property and equipment	(1,579,000)	(132,000)	(59,000)
Sale of marketable securities	7,085,000	—	—
Disposal of lease pool equipment	4,562,000	3,853,000	2,975,000

Net cash used in investing activities	(6,374,000)	(901,000)	(660,000)

Cash flows from financing activities:
Proceeds from debt	1,275,000	2,000,000	—
Payments on borrowings	(1,981,000)	(1,880,000)	(2,093,000)
Purchase of common stock for treasury	(1,476,000)	(15,000)	—
Proceeds from issuance of common stock upon exercise of warrants and options	214,000	—	—

Net cash provided by (used in) financing activities	(1,968,000)	105,000	(2,093,000)

Net increase (decrease) in cash and cash equivalents-continuing operations	3,927,000	(1,272,000)	4,197,000
Net decrease in cash and cash equivalents-discontinued operations	—	(1,835,000)	(2,500,000)
Cash, beginning of year	4,317,000	8,244,000	5,137,000

Cash, end of year	$8,244,000	$5,137,000	$6,834,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

      Organization — Mitcham Industries, Inc. (the “Company”) is a Texas corporation formed on January 29, 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and services to the seismic industry worldwide, primarily in North and South America. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. All intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition of Leasing Arrangements — The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2003 and 2004 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with imbedded maintenance obligations. The standard lease contract provides that the lessee is responsible for maintenance and repairs to the equipment, excluding fair wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

      Revenue Recognition of Equipment Sales — Revenue and cost of goods sold from the sale of equipment is recognized upon transfer of title.

      Sales allowances and incentives — From time to time the Company will offer incentives to customers as part of leasing transactions. These allowances or incentives may take the form of free equipment rent, credits on future purchases of equipment or credits on existing equipment repair charges. These allowances and incentives are accounted for as a reduction of revenue.

      Notes receivable — In certain instances when customers have been unable to repay their open accounts receivable balances, the Company has agreed to a structured repayment program using an interest bearing promissory note. In these cases, the Company provides a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, the Company does not recognize the interest earned until the entire principal balance has been collected. In most cases where the Company has a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected.

      The Company occasionally offers extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. The sales revenue and cost of goods sold is recognized upon transfer of title of the equipment.

      Allowance for doubtful accounts — Trade receivables are uncollateralized customer obligations due under normal trade terms. Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

      The carrying amount of trade receivables and notes receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 90 days past due and any notes receivable that are delinquent as to payments and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management establishes a general allowance based on its assessment of the overall credit risk the Company is exposed to from its trade receivables and notes receivables.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

      Property and Equipment — Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the life of the respective leases.

      Seismic Equipment Lease Pool — Seismic equipment held for lease consists primarily of remote signal conditioners (channel boxes) and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is five years for channel boxes and 2 - 10 years for other peripheral equipment.

      Impairment — SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, set forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standard required certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaced SFAS 121. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company’s assessment resulted in the recognition of impairment expense of $700,000 related to the sale of DSI’s operating assets in fiscal 2004.

      Income Taxes — The Company files separate federal returns for its foreign subsidiaries. The Company accounts for its taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2003 and 2004, the Company has recorded a net deferred tax asset of $9.4 million and $11.6 million, respectively. The Company believes it is not assured that these net deferred tax assets will be realized and has recorded valuation allowances of $9.4 million and $11.6 million at January 31, 2003 and 2004, respectively.

      Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to: allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets and depreciable lives of assets. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

      Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company often offers to its customers and the limited financial wherewithal of many of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole.

      Foreign Currency Translation — All balance sheet accounts of the Canadian and Australian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Income statement

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

      Stock-Based Compensation — The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	Years Ended January 31,

	2002	2003	2004

Pro forma impact of fair value method (FAS 148)
Reported loss from continuing operations attributable to common shareholders	$(8,457,000)	$(7,677,000)	$(3,574,000)
Less: fair value impact of employee stock compensation	(485,000)	(609,000)	(340,000)

Pro forma loss from continuing operations attributable to common shareholders	$(8,942,000)	$(8,286,000)	$(3,914,000)

Reported loss	$(8,457,000)	$(10,099,000)	$(6,289,000)
Less: fair value impact of employee stock compensation	(485,000)	(609,000)	(340,000)

Pro forma loss	$(8,942,000)	$(10,708,000)	$(6,629,000)

Loss per common share
Basic and diluted — as reported loss from continuing operations	$(0.95)	$(0.88)	$(0.41)
Basic and diluted — pro forma loss from continuing operations	$(1.01)	$(0.95)	$(0.45)
Basic and diluted — as reported loss	$(0.95)	$(1.15)	$(0.72)
Basic and diluted — pro forma loss	$(1.01)	$(1.22)	$(0.76)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 3.0% to 5.0%; volatility of 69%, 63% and 65% for 2002, 2003 and 2004, respectively; no assumed dividend yield; and expected lives of 3-8 years.

      Earnings Per Share — For the fiscal years ended January 31, 2002, 2003 and 2004, the following potential common stock was excluded from the per share calculations due to their anti-dilutive effect.

	Years Ended January 31,

	2002	2003	2004

Stock options	105,600	35,218	90,271
Warrants	2,383	—	—

Total anti-dilutive securities	107,983	35,218	90,271

      Reclassifications — Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the results of operations or comprehensive income.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	New Accounting Pronouncements

      SFAS No. 150, issued in May 2003, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for the measurement and classification of such financial instruments. If the instrument has characteristics of a liability, it is to be classified as a debt instrument. The effective date of the statement is June 15, 2003. The Company has adopted the statement; however, management does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations, or cash flows.

      In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as “Special Purpose Entities” or “SPE’s”). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of January 31, 2004, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after January 31, 2004 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

3.	Long-Term Debt and Equipment Notes Payable

      In February 2002, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan is payable in 48 equal installments of approximately $197,000 beginning in March 2002 and bears interest at the rate of prime plus one-half percent. The loan is collateralized by lease pool equipment and all proceeds from lease pool leases and asset sales.

      In 2004, the Company executed three separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, of which approximately $1.3 million remains unpaid as of January 31, 2004. The notes call for monthly principal payments aggregating approximately $121,000 and bear interest ranging from 0% to 8%. All three notes have twelve-month repayment terms and mature during fiscal 2005.

      On March 30, 2004, the Company closed a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line allows the Company to borrow funds to purchase equipment at any time as necessary and is collateralized by the equipment purchased and any leases on that equipment. Interest is payable monthly at prime plus one-half percent. Principal is due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The last date that advances can be made is June 30, 2005. The Company has not yet borrowed any funds available under this line.

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

      Long-term debt repayments are scheduled to be $2,203,000, $2,304,000 and $114,000 in fiscal 2005, 2006 and 2007, respectively.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Supplemental Statements of Cash Flows Information

      Supplemental disclosures of cash flow information for the years ended January 31, 2002, 2003 and 2004 are as follows:

	Years Ended January 31,

	2002	2003	2004

Interest paid, continuing operations	$542,000	$400,000	$273,000
Interest paid, discontinued operations	—	10,000	3,000
Taxes paid (refunded), net	(942,000)	(1,647,000)	—
Seismic equipment acquired in exchange for cancellation of accounts receivable	312,000	3,000	48,000
Seismic equipment acquired as recovery of previously written off receivables	—	1,933,000	—
Seismic equipment acquired from vendor in exchange for debt	—	—	1,733,000

5.	Notes Receivable

      Notes receivable consisted of $12,000 due from two customers and $2,037,000, of which $739,000 is included in the assets of discontinued operations, due from six customers as of January 31, 2003 and 2004, respectively. These notes bear interest ranging from 0% — 12% with repayment terms ranging from 6 to 48 months.

      During fiscal 2004, the Company established seven new notes receivable in the aggregate amount of $1,960,000 related to the sales of seismic equipment. Additionally, during fiscal 2004, the Company issued a note receivable in the amount of $800,000 related to the sale of DSI’s operating assets. This note bears interest at the rate of 7% annually and has repayment terms of 39 months. The first three monthly payments were interest only and the remaining 36 monthly payments of principal and interest are in the approximate amount of $25,000. As of January 31, 2004, the outstanding balance of this note was $739,000. Additionally, during fiscal 2004 the Company received final payments on two notes receivable that had been established in prior fiscal years.

      During fiscal 2003, the Company established one new note receivable in the amount of $30,000 related to the sale of seismic equipment. Also during fiscal 2003, the Company received final payments on two notes receivable that had been established in prior fiscal years. Additionally, during fiscal 2003 the Company wrote off one note receivable in the amount of $282,000 related to the financing of trade receivables from prior fiscal years due to the customer’s insolvency.

6.	Discontinued Operations

      On August 1, 2003, the Company sold the operating assets of DSI, which comprised all of the operating assets of the Company’s Front-End Services segment. The Company’s decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. In the January 31, 2004 financial statements, the Company had recorded an asset impairment charge of $700,000 related to those assets. The impairment charge is included in the loss from discontinued operations.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective with the January 31, 2004 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI’s revenue, pretax loss and assets and liabilities is reflected in loss from discontinued operations as follows.

	Years Ended January 31,

	2003	2004

Revenues	$5,014,000	$4,524,000
Pretax loss	$(2,422,000)	$(2,715,000)
Accounts and notes receivable from discontinued operations	$636,000	$815,000
Other current assets from discontinued operations	$49,000	$83,000
Net property plant and equipment from discontinued operations	$1,789,000	$4,000
Accounts payable and accrued liabilities from discontinued operations	$1,197,000	$399,000

7.	Concentrations

      Credit Risk — As of January 31, 2003 and 2004, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $1.1 million from two customers and $2.5 million from two customers, respectively.

      The Company maintains deposits with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and has a money market account included in its cash balances which is not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.

      Industry Concentration — The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has rapidly expanded its 3-D seismic acquisition capabilities over the past few years as this technology has gained broad market acceptance from oil and gas exploration companies. With this expansion, many of the seismic acquisition companies in North America, while experiencing rapid growth in 3-D seismic acquisition revenues, have not experienced corresponding increases in profitability and have become increasingly leveraged. Should the financial performance of the companies in this industry not improve, the Company could be exposed to additional credit risk and be subjected to declining demand for its leasing services.

      Supplier Concentration — The Company purchases the majority of its seismic equipment for its lease pool from a small number of suppliers, each being an industry leader for its product. The Company believes that two of its suppliers manufacture most of the land-based seismic systems and equipment in use. The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology demanded by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Seismic Equipment Lease Pool, Property and Equipment

      Seismic equipment lease pool, property and equipment consisted of the following as of:

	January 31,

	2003	2004

Remote signal conditioners (channel boxes)	$33,760,000	$32,711,000
Other peripheral equipment	48,798,000	49,681,000

Seismic equipment lease pool	82,558,000	82,392,000

Land	25,000	25,000
Buildings and improvements	574,000	582,000
Furniture and fixtures	1,236,000	1,399,000
Autos and trucks	159,000	226,000

Property and equipment	1,994,000	2,232,000

Seismic equipment lease pool, property and equipment	84,552,000	84,624,000
Less: accumulated depreciation	(51,398,000)	(59,265,000)

	$33,154,000	$25,359,000

9.	Leases

      The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2003 and 2004 that have not already been reflected on the accompanying consolidated financial statements.

      The Company leases seismic equipment from others under month-to-month operating leases.

      Lease expense incurred by the Company in connection with such leases amounted to $329,000, $358,000 and $886,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      The components of income tax expense (benefit) were as follows:

	Years Ended January 31,

	2002	2003	2004

Current:
Federal	$—	$(1,647,000)	$—
Foreign	12,000	—	—
State	—	—	—

	12,000	(1,647,000)
Deferred	2,713,000	—	—

	$2,725,000	$(1,647,000)	$—

      The components of the Company’s deferred tax assets consisted of the following as of:

	January 31,

	2003	2004

Deferred tax assets:
Allowance for doubtful accounts	$262,000	$295,000
Canadian net operating loss carryforward	4,861,000	4,947,000
Australian net operating loss carryforward	—	27,000
U.S. net operating loss carryforward	3,015,000	5,656,000
Inventory valuation allowance	83,000	66,000
Depreciation	905,000	179,000
Accruals not yet deductible for tax purposes	65,000	213,000
AMT credit	202,000	202,000

Gross deferred tax assets	9,393,000	11,585,000
Valuation allowance	(9,393,000)	(11,585,000)

Net assets	—	—
Deferred tax liabilities:
Tax accounting change from cash basis to accrual basis	—	—

Deferred tax assets, net	$—	$—

      The following is a reconciliation of expected to actual income tax expense (benefit):

	Years Ended January 31,

	2002	2003	2004

Federal income tax expense (benefit) at 34%	$(1,949,000)	$(3,994,000)	$(2,138,000)
Deferred benefit not currently recognized	4,604,000	2,693,000	2,192,000
Nondeductible expenses	58,000	27,000	21,000
Foreign rate differential	—	(446,000)	(98,000)
Other	12,000	73,000	23,000

	$2,725,000	$(1,647,000)	$—

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had Canadian net operating loss carryforwards of approximately $11,800,000 as of January 31, 2004. The Canadian net operating losses expire in various years through 2008. The Company has U.S. net operating losses of approximately $16,600,000, as of January 31, 2004, which if unused will begin to expire in 2021.

      The Company recorded a valuation allowance of approximately $9,393,000 as of January 31, 2003 and $11,585,000 as of January 31, 2004 (a change of $2,192,000).

11.	Acquisition

      On December 30, 2002, Mitcham Industries, Inc., purchased all of the issued and outstanding shares of capital stock of SAP, for approximately $764,000. Headquartered in Brisbane, Australia, SAP provides equipment, consumables, systems integration, engineering hardware and software maintenance support services to the geophysical, hydrographic, oceanographic, environment and defense industries throughout South East Asia and Australia.

12.	Sales and Major Customers

      A summary of the Company’s revenues from foreign customers by geographic region is as follows:

	Years Ended January 31,

	2002	2003	2004

Canada	$10,637,000	$9,481,000	$9,530,000
UK/ Europe	3,084,000	408,000	808,000
Mexico	380,000	64,000	110,000
South America	7,030,000	1,135,000	1,012,000
Asia	252,000	625,000	4,569,000
Other	351,000	281,000	513,000

Totals	$21,734,000	$11,994,000	$16,542,000

      Two customers represented approximately 22% and 11% of fiscal 2002 total revenues and one customer represented approximately 13% of fiscal 2003 total revenues. Two customers represented approximately 11% and 10% of fiscal 2004 total revenues. No other customer exceeded 10% of revenues for fiscal 2002, 2003 and 2004.

13.	Fair Value of Financial Instruments

      The Company’s financial instruments consist of trade receivables, marketable securities, notes receivable and accounts and notes payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value due to the short maturity of these instruments and for the market rates associated with the notes payable.

14.	Shareholders’ Equity

      The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2003 and 2004. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,657,801 and 9,714,994 are issued as of January 31, 2003 and 2004, respectively.

      In December 1996, in exchange for services, the Company issued warrants to its legal counsel to purchase 50,000 shares of its common stock at $9.28 per share (the “December 1996 Warrants”), exercisable

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning December 14, 1997 for a period of five years. During fiscal 2002, all of these warrants were exercised. In October 1997, in exchange for services rendered in connection with the Company’s secondary offering, the Company issued warrants to its legal counsel to purchase 25,000 shares of its common stock for $28.12 per share (the “1997 Warrants”), exercisable beginning October 28, 1998 for a period of five years thereafter. During fiscal 2002, 20,000 of these warrants were exercised. As of January 31, 2002, the exercise price of the remaining 5,000 1997 Warrants was $3.56 per share, a result of the anti-dilution provisions of those warrants. The remaining 5,000 warrants expired in fiscal 2003.

      In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20,000 shares of its common stock for $5.00 per share, exercisable beginning July 18, 2002 for a period of five years thereafter. As of January 31, 2004, the exercise price of the warrants was $4.42 per share, a result of the anti-dilution provisions of those warrants. Warrants are accounted for pursuant to variable accounting rules at each interim reporting date.

      The Company has repurchased 915,000 shares of its common stock at an average cost of $5.12 per share as of January 31, 2004 and has classified these shares as treasury stock in the accompanying financial statements.

      In July 2003, the Compensation Committee of the Company’s Board of Directors granted 52,500 shares of restricted stock awards to certain members of management as deferred compensation. The shares vest ratably over three years from the date of grant. On the date of the award, the restricted stock had a market value of $99,750. The deferred compensation amount is amortized to compensation expense ratably over the three years. The unamortized balance of the deferred compensation is $83,000 at January 31, 2004 and is classified as a component of shareholders’ equity in the financial statements.

15.	Commitments and Contingencies

      Sercel Lease Agreement — Effective April 9, 2003, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Equipment Lease Agreement (the “New Sercel Agreement”). The New Sercel Agreement replaces the parties’ Exclusive Equipment Lease Agreement that was entered into in December 1999 and that expired December 31, 2002. Under the New Sercel Agreement, the Company is Sercel’s exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative for land-based seismic equipment and its non-exclusive leasing representative with respect to certain marine seismic equipment. While there are no restrictions on Sercel’s ability to undertake short-term or long-term leasing of either land-based or marine seismic equipment, Sercel will provide the Company with information regarding any potential leases or sales opportunities that Sercel does not undertake. The agreement now expires December 31, 2004, subject to earlier termination by Sercel on the occurrence of certain events.

      Purchase Commitment (unaudited) — The Company is committed to purchase $2.25 million of land data acquisition equipment by December 31, 2004, under the Sercel Purchase Agreement.

      Employment Agreement — Effective January 15, 1997, the Company entered into an employment agreement with the Company’s president for a term of five years, beginning January 15, 1997, which term is automatically extended for successive one-year periods unless either party gives written notice of termination at least 30 days prior to the end of the current term. The agreement provides for an annual salary of $150,000, subject to increase by the Board of Directors. It may be terminated prior to the end of the initial term or any extension thereof if the president dies; if it is determined that the president has become disabled; if the Board of Directors determines that the president has breached the employment agreement in any material respect, has appropriated a material business opportunity of the Company or has engaged in fraud or dishonesty with respect to the Company’s business that is punishable by imprisonment. If the president’s employment is terminated by the Company prior to the end of the initial five-year term other than for a reason enumerated

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above, the president will be entitled to payments equal to $450,000, payable ratably over the 24 months following such termination. For a period of two years after the termination of the agreement, the president is prohibited from engaging in any business activities that are competitive with the Company’s business and from diverting any of the Company’s customers to a competitor.

16.	Stock Option Plans

      The Company’s stock option plans consist of the 1994 Stock Option Plan, the 1998 Stock Awards Plan, the 2000 Stock Option Plan and the 1994 Non-Employee Director Plan (the “Director Plan”).

      Under the 1994 Stock Option Plan, which is now expired, incentive stock options and non-qualified stock options to purchase a maximum of 350,000 shares of common stock were available to be issued to officers, employee directors, key employees and consultants of the Company.

      Under the 1998 Stock Awards Plan, up to 350,000 shares of common stock may be issued in the form of stock options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards to the Company’s employees.

      Under the 2000 Stock Option Plan, up to 1,000,000 shares of common stock may be issued in the form of incentive stock options and non-qualified stock options to the Company’s employees, consultants and non-employee directors.

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

      The Director Plan provides for the grant of up to 50,000 nonqualified stock options. Options granted under the Director Plan must have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. Pursuant to the Director Plan, which is now expired, options were automatically granted annually to each non-employee director. Outstanding options granted under the Director Plan are fully vested and expire 10 years after the date of the grant.

Restricted Stock Awards — 52,500 shares are outstanding, as more fully discussed in Note 14.

      The following is a summary of outstanding options as of January 31, 2004:

•	1994 Stock Option Plan — Granted shares total 33,020 and options to purchase 204,900 shares of common stock are issued and outstanding, 45,750 of which are exercisable at $5.00 per share, 21,000 of which are exercisable at $3.29 per share, 11,500 of which are exercisable at $5.75 per share, 19,150 of which are exercisable at $22.00 per share, 15,000 of which are exercisable at $5.38 per share, 5,000 of which are exercisable at $1.38 per share and 87,500 of which are exercisable at $1.90 per share.

•	1998 Stock Awards Plan — Options to purchase an aggregate of 221,250 shares have been granted and options to purchase 215,150 shares of common stock are issued and outstanding, 60,000 of which are exercisable at $7.38 per share and 155,150 of which are exercisable at $3.56 per share.

•	2000 Stock Option Plan — Options to purchase an aggregate of 933,740 shares of common stock are issued and outstanding, 205,500 of which are exercisable at $5.13 per share, 750 of which are

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable at $5.53 per share, 238,450 of which are exercisable at $5.00 per share, 10,000 of which are exercisable at $4.60 per share, 2,500 of which are exercisable at $4.00 per share, 256,540 of which are exercisable at $1.99 per share, 130,000 of which are exercisable at $1.25 per share and 90,000 of which are exercisable at $1.90 per share.

•	Director Plan — Options to purchase an aggregate of 41,000 shares of common stock were issued and outstanding, 1,000 of which are exercisable at $2.88 per share, 1,000 of which are exercisable at $3.13 per share, 10,000 of which are exercisable at $4.06 per share, 15,000 of which are exercisable at $5.13 per share, 2,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 2,000 of which are exercisable at $11.13 per share.

      Stock option activity in the 1994 Stock Option Plan, 1998 Stock Awards Plan, 2000 Stock Option Plan and Director Plan for the years ended January 31, 2002, 2003 and 2004 was as follows:

			Weighted Average
		Weighted Average	Fair Value
	Number of	Exercise Price	Per Share on
	Shares	Per Share	Grant Date

Outstanding, January 31, 2001	860,350	$5.75
Exercised	(6,100)	3.56
Granted	274,600	4.99	$3.49
Expired	(166,650)	5.90

Outstanding, January 31, 2002	962,200	$5.52
Exercised	—	—
Granted	410,120	1.77	$1.18
Expired	(5,450)	4.64

Outstanding, January 31, 2003	1,366,870	$4.40
Exercised	(10,000)	1.99
Granted	182,500	1.89	$1.34
Expired	(144,580)	6.10

Outstanding, January 31, 2004	1,394,790	$3.91

      The weighted average remaining contractual life at January 2002, 2003 and 2004 was 7.4 years, 6.5 years and 7.0 years, respectively.

      As of January 31, 2004, options to acquire 930,112 shares of the Company’s common stock were fully vested and exercisable at a weighted average exercise price of $4.75 per share. The remaining options, which have a weighted average exercise price of $2.23 per share, will vest during the next three fiscal years. If not previously exercised, options outstanding at January 31, 2004 will expire as follows: 45,750 shares in 2004, 23,000 shares in 2005, 13,500 shares in 2006, 21,150 shares in 2007, 85,000 shares in 2008, 165,150 shares in 2009, 221,250 shares in 2010, 248,450 shares in 2011, 389,040 shares in 2012 and 182,500 shares in 2013.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Fiscal Year	April 30	July 31	October 31	January 31

	(In thousands, except per share amounts)
Net sales, continuing operations:	2004	$5,868	$3,929	$7,275	$5,334
	2003	7,048	1,008	2,680	3,403
Gross profit:	2004	4,332	2,860	4,824	3,349
	2003	3,504	479	1,692	2,534
Income (loss) from continuing operations before income taxes:	2004	(526)	(2,264)	105	(889)
	2003	(1,412)	(2,790)	(3,013)	(2,109)
Income taxes (benefit):	2004	—	—	—	—
	2003	288	—	(1,935)	—
Net income (loss) from continuing operations:	2004	(526)	(2,264)	105	(889)
	2003	(1,700)	(2,790)	(1,078)	(2,109)
Income (loss) from discontinued operations:	2004	(914)	(1,879)	—	78
	2003	(354)	(458)	(788)	(822)
Net income (loss):	2004	(1,440)	(4,143)	105	(811)
	2003	(2,054)	(3,248)	(1,866)	(2,931)
Income (loss) per common share from continuing operations, basic and diluted	2004	$(0.06)	$(0.26)	$0.01	$(0.10)
	2003	$(0.19)	$(0.32)	$(0.12)	$(0.24)
Net income (loss) per common share from discontinued operations, basic and diluted	2004	$(0.10)	$(0.21)	$—	$0.01
	2003	$(0.04)	$(0.05)	$(0.09)	$(0.09)
Net income (loss) per common share-basic and diluted	2004	$(0.16)	$(0.47)	$0.01	$(0.09)
	2003	$(0.23)	$(0.37)	$(0.21)	$(0.34)

INDEPENDENT AUDITOR’S REPORT

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

Mitcham Industries, Inc.
Huntsville, Texas

      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mitcham Industries, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated May 20, 2004. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15(a) herein (Schedule II — Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Houston, Texas

May 20, 2004

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. D		Col. E

	Balance at	Additions Charged to	Deductions —		Balance at
Description	Beginning of Period	Costs and Expenses	Describe		End of Period

January 31, 2002
Allowance for doubtful accounts	$1,230,000	$5,065,000	$4,841,000	(A)	$1,454,000
January 31, 2003
Allowance for doubtful accounts	$1,454,000	$(500,000)	$184,000	(A)	$770,000
January 31, 2004
Allowance for doubtful accounts	$770,000	$103,000	$(3,000	)(A)	$876,000

(A)	Represents recoveries and uncollectible accounts written off.

Note: Column C(2) has been omitted, as all answers would be “none.”

INDEX TO EXHIBITS

Exhibit
Number

3.1		—	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)
3.2		—	Second Amended and Restated Bylaws of Mitcham Industries, Inc.**
9		—	Voting Agreement, dated September 20, 1993, between the Company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)
*10	.1	—	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)
10.2		—	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)
10.3		—	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)
10.4		—	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)
*10	.5	—	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)
10.6		—	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)
*10	.7	—	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)
*10	.8	—	Mitcham Industries, Inc. 2000 Stock Option Plan (7)
10.9		—	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)
10.10		—	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix, Inc. (9)
*10	.11	—	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)
*10	.12	—	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)
10.13		—	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., an Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)
10.14		—	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel**
10.15		—	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919**
10.16		—	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank**
21		—	Subsidiaries of the Company**
23		—	Consent of Hein & Associates LLP**
31.1		—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
31.2		—	Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
32.1		—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350**
32.2		—	Certification of Christopher C. Siffert, Corporate Controller, under Section 906

*	Management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-1 (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/ A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/ A (File No. 333-40507), filed with the SEC on December 17, 1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.