Form 10-Q
period 2004-04-30
MITCHAM INDUSTRIES INC
filed 2004-06-14
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

(936) 291-2277
(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,799,994 shares of Common Stock, $0.01 par value, were outstanding as of June 11, 2004.

MITCHAM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	April 30,
	2004	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$10,115
Accounts receivable, net of allowance for doubtful accounts of $847	5,635	6,704
Current portion of notes receivable, net of allowance for doubtful notes of $28	811	256
Prepaid expenses and other current assets	700	618
Current assets of discontinued operations	898	325

Total current assets	14,878	18,018
Seismic equipment lease pool, property and equipment	84,624	79,188
Accumulated depreciation of seismic equipment lease pool, property and equipment	(59,265)	(57,524)
Long-term assets of discontinued operations	491	421
Other assets	2	9

Total assets	$40,730	$40,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$1,676
Current maturities – long-term debt	2,203	2,228
Equipment notes payable	1,296	931
Deferred revenue	345	583
Wages payable	495	548
Accrued expenses and other current liabilities	1,245	494
Current liabilities of discontinued operations	399	170

Total current liabilities	7,515	6,630
Long-term debt, net of current maturities	2,418	1,851

Total liabilities	9,933	8,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,714,994 shares issued	97	97
Additional paid-in capital	61,913	61,913
Treasury stock, at cost (915,000 shares)	(4,686)	(4,686)
Deferred compensation	(83)	(75)
Accumulated deficit	(28,411)	(27,041)
Accumulated other comprehensive income	1,967	1,423

Total shareholders’ equity	30,797	31,631

Total liabilities and shareholders’ equity	$40,730	$40,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
(Unaudited)

	Three Months Ended
	April 30,
	2003	2004
Revenues:
Equipment leasing	$3,966	$5,401
Equipment sales	1,902	2,805

Total revenues	5,868	8,206

Costs and expenses:
Direct costs – seismic leasing	348	689
Cost of equipment sales	1,188	1,551
General and administrative	1,283	1,837
Depreciation and amortization	3,601	2,707

Total costs and expenses	6,420	6,784

Operating income (loss):	(552)	1,422
Other income (expense) – net	26	(52)

Income (loss) from continuing operations	(526)	1,370
Loss from discontinued operations, net of income taxes of $0	(914)	—

Net income (loss)	$(1,440)	$1,370

Income (loss) per common share from continuing operations:
Basic	$(0.06)	$0.16
Diluted	$(0.06)	$0.15
Loss per common share from discontinued operations:
Basic and diluted	$(0.10)	$—
Net income (loss) per common share:
Basic	$(0.16)	$0.16
Diluted	$(0.16)	$0.15
Shares used in computing income (loss) per common share:
Basic	8,743,000	8,800,000
Dilutive effect of common stock equivalents	—	381,000

Diluted	8,743,000	9,181,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 30,
	2003	2004
Cash flows from operating activities:
Income (loss) from continuing operations	$(526)	$1,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,601	2,707
Net book value of seismic equipment sold	455	940
Changes in:
Trade accounts receivable	(1,888)	(27)
Accounts payable, accrued expenses and other current liabilities	216	(336)
Other, net	(17)	44

Net cash provided by operating activities	1,841	4,698

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(415)	(404)
Purchases of property and equipment	(57)	(33)

Net cash used in investing activities	(472)	(437)

Cash flows from financing activities:
Payments on borrowings	(515)	(907)

Net cash used in financing activities	(515)	(907)

Net increase in cash and cash equivalents-continuing operations	854	3,354
Net decrease in cash and cash equivalents-discontinued operations	(751)	(73)
Cash, beginning of period	5,137	6,834

Cash, end of period	$5,240	$10,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (“the Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2004. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2004; the results of operations for the three months ended April 30, 2004 and 2003; and cash flows for the three months ended April 30, 2004 and 2003, have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending January 31, 2005.

2.	Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are discontinued operations and all prior period statements have been restated accordingly. See Note 7. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. All intercompany transactions and balances have been eliminated in consolidation.

3.	Earnings Per Share

For the three months ended April 30, 2003 and 2004, the following potential common stock was used in the per share calculations.

	Three Months Ended April 30,
	2003	2004
Stock options	—	381,000
Warrants	—	—

Total dilutive securities	—	381,000

4.	Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has comprehensive income related to the change in its foreign currency translations account as follows:

	Three Months Ended April 30,
	2003	2004
Net income (loss)	$(1,440)	$1,370
Change in foreign currency translation adjustment	1,764	(544)

Comprehensive income	$324	$826

5.	Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income or loss.

6.	Stock Options

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

	Three Months Ended
	April 30,
	2003	2004
Pro forma impact of fair value method (FAS 148)
Reported income (loss) from continuing operations	$(526)	$1,370
Less: fair value impact of employee stock compensation	(122)	(83)

Pro forma income (loss) from continuing operations	$(648)	$1,287

Reported net income (loss)	$(1,440)	$1,370
Less: fair value impact of employee stock compensation	(122)	(83)

Pro forma net income (loss)	$(1,562)	$1,287

Income (loss) per common share
Continuing operations income (loss) per share:
Basic	$(0.06)	$0.16
Diluted	$(0.06)	$0.15
Pro forma continuing operations income (loss) per share:
Basic	$(0.07)	$0.15
Diluted	$(0.07)	$0.14
Reported net income (loss) per share:
Basic	$(0.16)	$0.16
Diluted	$(0.16)	$0.15
Pro forma net income (loss) per share:
Basic	$(0.18)	$0.15
Diluted	$(0.18)	$0.14
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5.0%	3-5%
Expected life	3-8 yrs.	3-8 yrs.
Expected volatility	65%	65%
Expected dividend yield	0.0%	0.0%

7.	Discontinued Operations

On August 1, 2003, the Company sold the operating assets of DSI, which comprised all of the operating assets of the Company’s front-end services segment. The Company’s decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. Effective with the October 31, 2003 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI’s revenues and pretax loss is reflected as follows.

	Three Months Ended April 30,
	2003	2004
Revenues	$2,071	$—
Pretax loss	$(914)	$—

A summary of DSI’s assets and liabilities is reflected as follows:

	January 31,	April 30,
	2004	2004
Accounts and notes receivable of discontinued operations	$815	$272
Other current assets of discontinued operations	$83	$53
Non-current notes receivable and PP&E of discontinued operations	$491	$421
Accounts payable and accrued liabilities of discontinued operations	$399	$170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at April 30, 2004 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia.

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

Results of Operations

During the quarter ended April 30, 2004, our results of operations were affected by several significant factors. Our revenues increased $2.3 million, reflecting significant increases in both leasing and sales from the corresponding quarter in the prior fiscal year. Revenues from short-term leasing increased $1.8 million in the U.S. operations primarily because of our recently expanded marine seismic business, coupled with the addition of several significant new customers, as compared to the comparable period of the prior year. Sales of equipment in the United States increased by $1.1 million primarily due to three large sales transactions recorded in the quarter totaling approximately $1.8 million.

Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $2.7 million for the quarter ended April 30, 2004, is our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing is a variable expense that fluctuates with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer. Our general and administrative expenses remained fairly level from the corresponding quarter in the 2003, except that we incurred or accrued about $0.3 million on the special investigation discussed at Item 4.

Revenues

For the quarter ended April 30, 2004, consolidated revenues increased by $2.3 million, or 40% to a total of $8.2 million, as compared to $5.9 million for the corresponding quarter in 2003, driven by increases in both leasing and sales activity during the year. In the quarter ended April 30, 2004, leasing revenues increased $1.4 million, primarily as a result of an increase in our North American revenues and our expanding marine seismic business. Foreign currency translation rates had the effect of increasing consolidated revenues in the quarter ended April 30, 2004 by $0.4 million over the comparable quarter in 2003.

Seismic equipment sales for the quarter ended April 30, 2004 were $2.8 million as compared to $1.9 million for the comparable quarter in 2003. Cost of equipment sales for the quarters ended April 30, 2004 and 2003 were $1.6 million and $1.2 million, respectively. Gross margins on equipment sales were 45% and 38% for the quarters ended April 30, 2004 and 2003, respectively. Gross margins on equipment sales will vary significantly between periods due to the mix of sales revenue between new seismic equipment versus sales of depreciated seismic equipment being sold from our lease pool.

Costs and Expenses

For the quarter ended April 30, 2004, depreciation expense was $2.7 million, which is $0.9 million, or 25%, lower than the depreciation expense in the comparable quarter in 2003. During the quarter ended April 30, 2003, we recorded depreciation expense in the amount of $3.6 million. For the quarter ended April 30, 2004, foreign currency translation rates had the effect of increasing depreciation expense by $0.2 million as compared to the amount in the comparable quarter in 2003.

The decrease of depreciation expense from the quarter ended April 30, 2003 to 2004 is largely because certain equipment reached the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life.

Direct costs for the quarter ended April 30, 2004 were $0.7 million, which was approximately $0.3 million greater than direct costs for the comparable quarter in 2003.

General and administrative expenses for the quarter ended April 30, 2004 totaled approximately $1.8 million, or $0.6 million greater than 2003 expenses of $1.3 million. During the quarter ended April 30, 2004, we incurred or accrued expenses of approximately $0.3 million in non-recurring professional fees related to the recently completed internal investigation discussed at Item 4. The remaining increase in general and administrative expenses is primarily due to an increase in insurance, travel, customer relations and compensation expenses, partially offset by a decrease in consulting expense.

For the quarter ended April 30, 2004, we recorded income from continuing operations in the amount of $1.4 million, compared to a loss from continuing operations for the comparable quarter of 2003 of $0.5 million. The loss from discontinued operations in the quarter ended April 30, 2004 was nil, compared with a net loss of $0.9 million in the comparable quarter of 2003.

Liquidity and Capital Resources

As of April 30, 2004, we had net working capital of approximately $11.4 million as compared to net working capital of $7.4 million at January 31, 2004. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the quarter ended April 30, 2004 was $4.7 million, as compared to net cash provided by operating activities of $1.8 million for the quarter ended April 30, 2003. Net cash used in financing activities for the quarter ended April 30, 2004 was $0.9 million, compared to net cash used in financing activities for the comparable quarter in 2003 of $0.5 million.

We are committed to purchase $2.25 million of land data acquisition equipment by December 31, 2004, under the Sercel Agreement. We expect that cash on hand and cash flows from operations will be sufficient to meet this commitment. Capital expenditures for the quarter ended April 30, 2004 totaled approximately $0.4 million as compared to capital expenditures of $0.5 million for the comparable quarter in 2003. Our 2004 and 2003 quarterly capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts.

At April 30, 2004, we had trade accounts and notes receivable of $1.5 million that were more than 90 days past due. As of April 30, 2004, our allowance for doubtful accounts was approximately $0.9 million, which management believes is sufficient to cover any losses in our receivable balances.

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

Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Until and unless there is a question as to whether an account is collectible, the sales revenue and cost of goods sold is recognized at the transfer of title of the equipment.

In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was approximately $4.1 million at April 30, 2004. The loan is payable in forty-eight equal installments of approximately $197,000 and bears interest at the rate of prime plus 1/2%. The loan is secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.

We paid for our $3.5 million in capital expenditures during the fiscal year ended January 31, 2004 in part by three separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, of which $0.9 million remains unpaid as of April 30, 2004. The notes call for monthly payments aggregating approximately $121,000 and bear interest ranging from 0% to 8%. All three notes have 12-month repayment terms and mature during fiscal 2005.

On March 30, 2004, we obtained a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line allows us to borrow funds to purchase equipment at any time as necessary and is secured by the equipment purchased and any leases on that equipment. Interest is payable monthly at prime plus 1/2%. Principal is due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The last date that advances can be made is June 30, 2005. We have not yet borrowed any funds available under this line. Although we have sufficient cash to meet known commitments and no current plans to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease, as needed, on short notice to take advantage of strategic opportunities regardless of our cash position at the time.

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

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts periodically, as conditions warrant, based on whether we believe such receivables are collectible. In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest-bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance and do not recognize interest earned until the entire principal balance has been collected.

Long-Lived Assets

We carry property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from three to seven years. Buildings are depreciated over 40 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the life of the leases. We review our long-lived assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, we record an impairment charge. During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million related to the sale of DSI’s operating assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically denominate the majority of our lease and sales contracts in U.S., Canadian and Australian dollars to mitigate the exposure to fluctuations in foreign currencies. Since the majority of our lease and sales contracts with our customers are denominated in U.S., Canadian and Australian dollars, there is little risk of economic (as opposed to accounting) loss from fluctuations in foreign currencies.

Item 4. Controls and Procedures

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that, with the exceptions noted below, our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. This Item 4 contains the information regarding the evaluation of the Company’s disclosure controls and procedures that is referred to in paragraph 4(b) of the certifications of the CEO and Controller attached as Exhibits 31.1 and 31.2 to this report, and should be read in conjunction with those certifications for a thorough understanding and presentation of that information.

During quarter ending April 30, 2004, management became aware of a possible issue related to certain accounts receivable accounts of our Canadian subsidiary, Mitcham Canada, that were recognized in the fourth quarter of the fiscal year ended January 31, 2004. In April 2004, an employee reported to the Audit Committee some concern regarding the integrity of those receivables. Our Audit Committee immediately began an investigation, engaging independent legal counsel and independent forensic accountants. As a result of the investigation, and based on comments made to us by our independent auditor, material weaknesses in internal controls over financial reporting at Mitcham Canada discussed below were identified and fully disclosed to our Audit Committee and independent auditor.

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

The lack of required formal high-level management reporting for Mitcham Canada, along with regular on-site reviews of accounting policies and practices. We have historically relied on non-standardized verbal updates on high-level management issues, which can affect both the timeliness and accuracy of accounting for certain transactions. Formal high-level management reporting and regular on-site reviews of accounting policies and practices would have sooner identified the issues discussed in the preceding paragraph, and with more specificity. Prior to the investigation but before the publication of our financial results for the fiscal year ended January 31, 2004, disputed amounts were reflected in our general, but not our specific, reserves for doubtful accounts.

The lack of automated equipment inventory management systems at Mitcham Canada. While our headquarters in Huntsville, Texas employs an inventory tracking and management system that is fully integrated with its accounting system, Mitcham Canada is not on the same fully integrated system. Instead, management relies on manual reconciliations of equipment from spreadsheets to the accounting system, which require accounting staff resources to track the movement of equipment to and from the customer, as well as between Huntsville, Texas and Calgary, Canada. This tracking process uses a number of databases, thus creating inefficiencies in identifying and deploying equipment that is available for rent, as well as additional required reconciliation procedures between the databases and the general ledger.

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

Forward-Looking Statements and Risk Factors

Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I, Item 4. “Controls and Procedures” and in Part II, Item 1. “Legal Proceedings”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC”), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Quarterly Report on Form 10-Q.

Demand for Land-Based Seismic Data Not Assured

Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide, and especially in North America.

Loss of Significant Customers Could Adversely Affect Us

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

Significant Defaults of Past-Due Customer Accounts Would Adversely Affect Our Results of Operations

On April 30, 2004, we had approximately $8.0 million of customer accounts and notes receivable of which $1.5 million was over 90 days past due. At April 30, 2004, we had an allowance of $0.9 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

International Economic and Political Instability Could Adversely Affect Our Results of Operations

Our results of operations are dependent upon the current political and economic climate of several international countries in which our customers either operate or are located. International sources (including Canada) accounted for approximately 74% of our revenues in the fiscal year ended January 31, 2004. Since the majority of our lease and sales contracts with our customers are denominated in U.S., Australian and Canadian dollars, there is little risk of economic (as opposed to accounting) loss from fluctuations in foreign currencies. However, our internationally sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and expropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards.

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

The following documents are filed as exhibits to this Report:

31.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 – Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

32.2 – Certification of Christopher C. Siffert, Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

(b)	Reports on Form 8-K

During the quarter ended April 30, 2004, we filed a Current Report on Form 8-K announcing the delay in releasing the Company’s earnings for the fourth quarter and fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: June 11, 2004	/s/ Christopher C. Siffert
Christopher C. Siffert
Vice President & Corporate Controller (Authorized Officer and Principal Accounting Officer)

Exhibit Index

31.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 – Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

32.2 – Certification of Christopher C. Siffert, Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350