Form 10-Q
period 2004-07-31
MITCHAM INDUSTRIES INC
filed 2004-09-14
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (  ) No (X)

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,857,994 shares of Common Stock, $0.01 par value, were outstanding as of September 10, 2004.

MITCHAM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	July 31,
	2004	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$11,609
Accounts receivable, net of allowance for doubtful accounts of $847 and $822	5,635	5,743
Current portion of notes receivable, net of allowance for doubtful notes of $28 and $53	811	307
Prepaid expenses and other current assets	700	452
Current assets of discontinued operations	898	336

Total current assets	14,878	18,447
Seismic equipment lease pool, property and equipment	84,624	77,287
Accumulated depreciation of seismic equipment lease pool, property and equipment	(59,265)	(57,086)
Long-term assets of discontinued operations	491	353
Other assets	2	7

Total assets	$40,730	$39,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$1,573
Current maturities – long-term debt	2,203	2,246
Equipment notes payable	1,296	—
Deferred revenue	345	369
Wages payable	495	575
Accrued expenses and other current liabilities	1,245	402
Current liabilities of discontinued operations	399	15

Total current liabilities	7,515	5,180
Long-term debt, net of current maturities	2,418	1,280

Total liabilities	9,933	6,460
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,714,994 and 9,707,994 shares issued, respectively	97	97
Additional paid-in capital	61,913	62,298
Treasury stock, at cost (915,000 shares)	(4,686)	(4,686)
Deferred compensation	(83)	(51)
Accumulated deficit	(28,411)	(26,886)
Accumulated other comprehensive income	1,967	1,776

Total shareholders’ equity	30,797	32,548

Total liabilities and shareholders’ equity	$40,730	$39,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2003	2004	2003	2004
Revenues:
Equipment leasing	$2,638	$3,378	$6,604	$8,779
Equipment sales	1,291	3,015	3,193	5,820

Total revenues	3,929	6,393	9,797	14,599
Costs and expenses:
Direct costs – seismic leasing	512	211	861	900
Cost of equipment sales	557	1,263	1,746	2,814
General and administrative	1,248	2,111	2,530	3,948
Depreciation	3,830	2,706	7,431	5,413

Total costs and expenses	6,147	6,291	12,568	13,075

Operating income (loss)	(2,218)	102	(2,771)	1,524
Other income (expense) – net	(46)	(27)	(20)	(79)

Income (loss) from continuing operations before income taxes	(2,264)	75	(2,791)	1,445
Provision for income taxes	—	—	—	—

Net income (loss) from continuing operations	(2,264)	75	(2,791)	1,445

Income (loss) from discontinued operations, net of income taxes of $0	(1,879)	80	(2,792)	80

Net income (loss)	$(4,143)	$155	$(5,583)	$1,525

Income (loss) per common share from continuing operations
Basic	$(0.26)	$0.01	$(0.32)	$0.16
Diluted	$(0.26)	$0.01	$(0.32)	$0.16
Income (loss) per common share from discontinued operations
Basic and diluted	$(0.21)	$0.01	$(0.32)	$0.01
Net income (loss) per common share – basic and diluted	$(0.47)	$0.02	$(0.64)	$0.17
Shares used in computing income (loss) per common share:
Basic	8,751,000	8,791,000	8,747,000	8,795,000
Dilutive effect of common stock equivalents	—	369,000	—	372,000

Diluted	8,751,000	9,160,000	8,747,000	9,167,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 31,
	2003	2004
Cash flows from operating activities:
Income (loss) from continuing operations	$(2,791)	$1,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,431	5,413
Provision for doubtful accounts, net of charge offs	48	—
Net book value of seismic equipment sold	764	1,474
Changes in:
Trade accounts receivable	(812)	212
Accounts payable, accrued expenses and other current liabilities	28	(698)
Other, net	367	660

Net cash provided by operating activities	5,035	8,506

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,410)	(1,118)
Purchases of property and equipment	(66)	(131)

Net cash used in investing activities	(1,476)	(1,249)

Cash flows from financing activities:
Payments on borrowings	(1,035)	(2,391)

Net cash used in financing activities	(1,035)	(2,391)

Net increase in cash and cash equivalents-continuing operations	2,524	4,866
Net decrease in cash and cash equivalents-discontinued operations	(1,825)	(91)
Cash and cash equivalents, beginning of period	5,137	6,834

Cash and cash equivalents, end of period	$5,836	$11,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2004. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2004; the results of operations for the three and six months ended July 31, 2004 and 2003; and the cash flows for the six months ended July 31, 2004 and 2003, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2005.

2. Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are discontinued operations and all prior period statements have been restated accordingly. See Note 8. All intercompany transactions and balances have been eliminated in consolidation.

3. Earnings Per Share

For the three and six months ended July 31, 2003 and 2004, the following table sets forth the number of shares that may be issued pursuant to options currently outstanding, which number was used in the per share calculations.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2003	2004	2003	2004
Stock options	—	369,000	—	372,000

Total dilutive securities	—	369,000	—	372,000

4. Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in shareholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to the change in its foreign currency translations account as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2003	2004	2003	2004
Net income (loss)	$(4,143)	$155	$(5,583)	$1,525
Change in foreign currency translation adjustment	444	354	2,208	(191)

Comprehensive income (loss)	$(3,699)	$509	$(3,375)	$1,334

5. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flow information for the six months ended July 31, 2003 and 2004 are as follows:

	Six Months Ended July 31,
	2003	2004
Interest paid, continuing operations	$111,000	$113,000
Seismic equipment acquired in exchange for cancellation of accounts receivable	$28,000	$671,000

6. Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income or loss.

7. Stock Options

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2004	2003	2004
Pro forma impact of fair value method (FAS 148)
Reported income (loss) from continuing operations	$(2,264)	$75	$(2,791)	$1,445
Less: fair value impact of employee stock compensation	(85)	(66)	(170)	(138)

Pro forma income (loss) from continuing operations	$(2,349)	$9	$(2,961)	$1,307

Reported net income (loss)	$(4,143)	$155	$(5,583)	$1,525
Less: fair value impact of employee stock compensation	(85)	(66)	(170)	(138)

Pro forma net income (loss)	$(4,228)	$89	$(5,753)	$1,387

Income (loss) per common share
Continuing operations income (loss) per share:
Basic	$(0.26)	$0.01	$(0.32)	$0.16
Diluted	$(0.26)	$0.01	$(0.32)	$0.16
Pro forma continuing operations income (loss) per share:
Basic	$(0.27)	$—	$(0.34)	$0.15
Diluted	$(0.27)	$—	$(0.34)	$0.14
Reported net income (loss) per share:
Basic	$(0.47)	$0.02	$(0.64)	$0.17
Diluted	$(0.47)	$0.02	$(0.64)	$0.17
Pro forma net income (loss) per share:
Basic	$(0.48)	$0.01	$(0.66)	$0.16
Diluted	$(0.48)	$0.01	$(0.66)	$0.15
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5%	3-5%	5%	3-5%
Expected life	3-8 yrs.	3-8 yrs.	3-8 yrs.	3-8 yrs.
Expected volatility	65%	68%	65%	68%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

8. Discontinued Operations

On August 1, 2003, the Company sold the operating assets of DSI, which comprised all of the operating assets of the Company’s front-end services segment. The Company’s decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. Effective with the October 31, 2003 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI’s revenues and pretax income (loss) is reflected as follows.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2003	2004	2003	2004
Revenues	$2,432	$—	$4,502	$—
Pretax income (loss)	$(1,879)	$80	$(2,792)	$80

8. Discontinued Operations (continued)

A summary of DSI’s assets and liabilities is reflected as follows:

	January 31,	July 31,
	2004	2004
Accounts and notes receivable of discontinued operations	$815	$273
Other current assets of discontinued operations	$83	$63
Non-current notes receivable and PP&E of discontinued operations	$491	$353
Accounts payable and accrued liabilities of discontinued operations	$399	$15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count’’, and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Due to our unique position as the largest independent lessor of seismic equipment, we are privy to information about future projects from many data acquisition contractors. Based on our analysis of various indicators, including recent bid activity, equipment movement and public announcement of companies adding crew capacity, it appears that the worst of the downturn may be behind us and that the seismic exploration market is in an uptrend. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.

We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at July 31, 2004 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia.

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

Results of Operations

For the three months ended July 31, 2004 and 2003

During the quarter ended July 31, 2004, our results of operations were affected by several significant factors. Our revenues increased approximately $2.5 million, reflecting significant increases in both leasing and sales from the corresponding quarter in the prior fiscal year. Revenues from short-term leasing increased $0.7 million over the prior year primarily due to a settlement reached with one of our marine customers related to rentals of marine equipment during the prior two fiscal quarters that had not been recorded due to collectibility issues. Sales of equipment increased by $1.7 million, compared to the prior year, primarily due to several large sales transactions recorded in the quarter.

Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $2.7 million for the quarter ended July 31, 2004, is our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer. Our general and administrative expenses increased significantly from the corresponding quarter in 2003, with the increase consisting primarily of severance-related expenses related to the resignation of our former chief financial officer during the quarter.

Revenues

For the quarter ended July 31, 2004, consolidated revenues increased by $2.5 million, or 63% to a total of $6.4 million, as compared to $3.9 million for the corresponding quarter in 2003. The increase in revenues was principally due to improvements in both leasing and sales activity during the quarter. For the quarter ended July 31, 2004, leasing revenues increased $0.7 million, of which approximately $0.6 million was related to rentals of marine equipment during the prior two quarters that had not been recorded due to collectibility issues. During the quarter, we agreed to accept certain marine seismic equipment owned by the customer as payment for the invoices billed but not paid. The equipment was appraised by a third-party and such values were used as the basis for the settlement of these outstanding receivables. Additionally, our leasing revenues significantly increased in our Australian operations but were largely offset by decreases from our Canadian operations. Foreign currency translation rates had the effect of increasing consolidated revenues in the quarter ended July 31, 2004 by $0.1 million over the comparable quarter in 2003.

Seismic equipment sales for the quarter ended July 31, 2004 were $3.0 million as compared to $1.3 million for the comparable quarter in 2003. Cost of equipment sales for the quarters ended July 31, 2004 and 2003 were $1.3 million and $0.6 million, respectively. Gross margins on equipment sales were 58% and 57% for the quarters ended July 31, 2004 and 2003, respectively. Gross margins on equipment sales will vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.

Costs and Expenses

For the quarter ended July 31, 2004, depreciation expense was $2.7 million, which is $1.1 million, or 29%, lower than the depreciation expense in the comparable quarter in 2003. The decrease in depreciation expense from the quarter ended July 31, 2003 to 2004 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the quarter ended July 31, 2004, foreign currency translation rates had the effect of increasing depreciation expense by $0.1 million as compared to the amount in the comparable quarter in 2003.

Direct costs for the quarter ended July 31, 2004 were $0.2 million, which was approximately $0.3 million less than direct costs for the comparable quarter in 2003 primarily due to a decrease in repair expenses.

General and administrative expenses for the quarter ended July 31, 2004 totaled approximately $2.1 million, or $0.9 million greater than 2003 expenses of $1.2 million. During the quarter ended July 31, 2004, we incurred one-time severance-related charges of approximately $0.7 million related to the resignation of our former chief financial officer. Of this amount, $0.4 million was a non-cash stock-based compensation expense based on the estimated fair value of the option grant on the date of grant using the Black-Scholes option pricing model. The remaining increase in general and administrative expenses was primarily due to an increase in travel, customer relations, investor relations and professional fees, partially offset by a decrease in insurance expense.

For the quarter ended July 31, 2004, we recorded income from continuing operations in the approximate amount of $0.1 million, compared to a loss from continuing operations for the comparable quarter of 2003 of $2.3 million.

Income from discontinued operations for the quarter ended July 31, 2004 was $0.1 million, compared with a loss of $1.9 million for the comparable quarter of 2003.

For the six months ended July 31, 2004 and 2003

Revenues

For the six months ended July 31, 2004, consolidated revenues increased by $4.8 million, or 49% to a total of $14.6 million, as compared to $9.8 million for the corresponding period of the prior year. The increase in revenues was principally due to improvements in both leasing and sales activity during the period. For the six months ended July 31, 2004, leasing revenues increased $2.2 million, of which approximately $0.6 million is related to rentals of marine equipment during the prior two quarters that had not been recorded due to collectibility issues. We agreed to accept certain marine seismic equipment owned by the customer as payment for the invoices billed but not paid. The equipment was appraised by a third-party and such values were used as the basis for the settlement of these outstanding receivables. Additionally, our leasing revenues significantly increased in our Australian and US operations but were partly offset by a decrease from our Canadian operations. Foreign currency translation rates had the effect of increasing consolidated revenues in the six months ended July 31, 2004 by $0.4 million over the comparable period in 2003.

Seismic equipment sales for the six months ended July 31, 2004 were $5.8 million as compared to $3.2 million for the comparable period in 2003. Cost of equipment sales for the six months ended July 31, 2004 and 2003 were $2.8 million and $1.7 million, respectively. Gross margins on equipment sales were 52% and 45% for the six months ended July 31, 2004 and 2003, respectively. Gross margins on equipment sales will vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.

Costs and Expenses

For the six months ended July 31, 2004, depreciation expense was $5.4 million, which was $2.0 million, or 27%, lower than the depreciation expense in the comparable six-month period in 2003. The decrease in depreciation expense for the six months ended July 31, 2004 from the comparable six-month period ended July 31, 2003 was principally due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the six months ended July 31, 2004, foreign currency translation rates had the effect of increasing depreciation expense by $0.2 million over the amount in the reported comparable period in 2003.

Direct costs for the six months ended July 31, 2004 were $0.9 million, which was relatively unchanged from the comparable period in 2003.

General and administrative expenses for the six months ended July 31, 2004 totaled approximately $3.9 million, or $1.4 million greater than 2003 expenses of $2.5 million. During the six months ended July 31, 2004, we incurred one-time severance-related charges of approximately $0.7 million related to the resignation of our former chief financial officer. Of this amount, $0.4 million was recorded as a non-cash stock-based compensation expense. Additionally, during the six months ended July 31, 2004 we incurred approximately $0.3 million in non-recurring professional fees related to the internal investigation conducted by the Company. The remaining increase in general and administrative expenses was primarily due to an increase in travel, customer relations, investor relations, insurance, compensation expenses and professional fees.

For the six months ended July 31, 2004, we recorded income from continuing operations in the amount of $1.4 million, compared to a loss from continuing operations for the comparable six-month period of 2003 of $2.8 million. Income from discontinued operations for the six months ended July 31, 2004 was $0.1 million, compared with a loss of $2.8 million for the comparable six-month period of 2003.

Liquidity and Capital Resources

As of July 31, 2004, we had net working capital of approximately $13.3 million as compared to net working capital of $7.4 million at January 31, 2004. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the six months ended July 31, 2004 was $8.5 million, as compared to net cash provided by operating activities of $5.0 million for the six months ended July 31, 2003. Net cash used in financing activities for the six months ended July 31, 2004 was $2.4 million, compared to net cash used in financing activities for the comparable period in 2003 of $1.0 million.

We are committed to purchase $2.25 million of land data acquisition equipment by December 31, 2004, under an agreement with Sercel. We expect that cash on hand and cash flows from operations will be sufficient to meet this commitment. Capital expenditures for the six months ended July 31, 2004 totaled approximately $1.2 million as compared to capital expenditures of $1.5 million for the comparable period in 2003. Our 2004 and 2003 capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts.

At July 31, 2004, we had trade accounts and notes receivable of $2.1 million that were more than 90 days past due. As of July 31, 2004, our allowance for doubtful accounts was approximately $0.9 million, which management believes is sufficient to cover any losses in our receivable balances. During the six months ended July 31, 2004, the Company acquired seismic equipment in exchange for cancellation of certain accounts receivable due from two customers in the approximate amount of $0.7 million.

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

Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Until there is a question as to whether an account is collectible, the sales revenue and cost of goods sold is recognized at the transfer of title of the equipment.

In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was approximately $3.5 million at July 31, 2004. The loan is payable in forty-eight equal installments of approximately $197,000 and bears interest at the rate of prime plus 1/2%. The loan is secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.

We paid for our $3.5 million in capital expenditures during the fiscal year ended January 31, 2004, using $1.8 million in cash and entering into separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, all of which has been repaid as of July 31, 2004. The notes called for monthly payments aggregating approximately $121,000 and bore interest ranging from 0% to 8%. All three notes had 12-month repayment terms and matured during fiscal 2005.

On March 30, 2004, we obtained a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line allows us to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest is payable monthly at prime plus 1/2%. Principal is due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The last date that advances can be made is June 30, 2005. We have not yet borrowed any funds available under this line. Although we have sufficient cash to meet known commitments and no current plans to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease, as needed, on short notice to take advantage of strategic opportunities regardless of our cash position at the time.

At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next 12 months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures and acquisitions.

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

Item 4. Controls and Procedures

As required by SEC Rule 13a-15(b), we evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that, with the exceptions noted below, our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. This Item 4 contains the information regarding the evaluation of the Company’s disclosure controls and procedures that is referred to in paragraph 4(b) of the certifications of the CEO and Controller attached as Exhibits 31.1 and 31.2 to this report, and should be read in conjunction with those certifications for a thorough understanding and presentation of that information.

During the quarter ending April 30, 2004, management became aware of a possible issue related to certain accounts receivable of our Canadian subsidiary, Mitcham Canada, that were recognized in the fourth quarter of the fiscal year ended January 31, 2004. In April 2004, an employee reported to the Audit Committee some concern regarding the integrity of those receivables. Our Audit Committee immediately began an investigation, engaging independent legal counsel and independent forensic accountants. As a result of the investigation, and based on comments made to us by our independent auditor, material weaknesses in internal controls over financial reporting at Mitcham Canada discussed below were identified and fully disclosed to our Audit Committee and independent auditor.

In addition, as a result of the independent investigation, we became aware of an isolated incident in which certain of our employees overrode the system of internal controls in connection with the preparation of an invoice. The incident, which did not indicate a weakness in our system of internal controls over financial reporting, had no effect on our financial statements, and was fully disclosed to the Audit Committee and our independent auditors.

We have identified the following weaknesses in internal controls over financial reporting:

Implementation of a winter season billing practice change for leasing customers of Mitcham Canada that began in November 2003. Mitcham Canada equipment lease customers were resistant to the acceptance of the recent changes in billing policy for certain leased equipment. As a result, several customers disputed their billings during the fourth quarter and receivables balance at January 31, 2004. These billing and collection issues were resolved in the first quarter of fiscal 2005, when Mitcham Canada provided certain customers with credits of disputed receivables. All resolutions have been appropriately accounted for.

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

The lack of required formal high-level management reporting for Mitcham Canada, along with regular on-site reviews of accounting policies and practices. We have historically relied on non-standardized verbal updates from our subsidiaries on high-level management issues, which can affect both the timeliness and accuracy of accounting for certain transactions. Formal high-level management reporting and regular on-site reviews of accounting policies and practices would have sooner identified the issues discussed in the preceding paragraph, and with more specificity. Prior to the investigation but before the publication of our financial results for the fiscal year ended January 31, 2004, disputed amounts were reflected in our general, but not our specific, reserves for doubtful accounts.

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

We are in the process of implementing the following changes or additions to our internal controls and procedures, on a post-fiscal-year end basis:

•	We now require a monthly formal high-level executive summary for Mitcham Canada and SAP as part of their regular monthly financial reporting packages.

•	We have established quarterly (for Mitcham Canada) and semi-annual (for SAP) on-site reviews of accounting policies and practices with internal accounting personnel and local management of Mitcham Canada and SAP, and formalized monthly telephonic reviews of the management report.

•	We are evaluating how best to implement an integrated software system to effectively track and account for lease equipment at Mitcham Canada and SAP, and the timetable in which this can reasonably be accomplished.

•	Until we can implement an integrated software system, we will require more frequent reconciliations of the manual systems to the general ledger accounts, and more levels of review of those reconciliations.

•	We will engage our independent auditor to observe our physical inventory of the Canadian lease pool during the coming summer months, which is the Canadian low season.

•	We will as soon as practicable hire an internal auditor who will report directly to the Audit Committee.

•	We are interviewing consultants to begin the Section 404 internal controls documentation work so that there is adequate time for us to comply with those requirements for the fiscal year ended January 31, 2006.

In addition, our Chief Financial Officer, who was also a director and our Chief Operating Officer, has resigned. We have therefore initiated a formal search for a new CFO and COO. In the interim, our Controller is fulfilling the CFO duties.

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

Forward-Looking Statements and Risk Factors

Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I, Item 4. “Controls and Procedures” and in Part II, Item 1. “Legal Proceedings”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC’’), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act’’). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,’’ “believe,’’ “estimate,’’ “expect,’’ “may,’’ and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 31, 2004 and elsewhere within this Quarterly Report on Form 10-Q.

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

The following documents are filed as exhibits to this Report:

10.1 – Separation Agreement, Consulting Agreement and Release, dated June 24, 2004 between P. Blake Dupuis and Mitcham Industries, Inc.*

31.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 – Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

32.2 – Certification of Christopher C. Siffert, Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

Current Report on Form 8-K dated May 14, 2004 announcing the completion of the Company’s internal investigation.

Current Report on Form 8-K dated June 2, 2004 related to the Company’s earnings for the fiscal year ended January 31, 2004.

Current Report on Form 8-K dated June 14, 2004 related to the Company’s earnings for the first quarter ended April 30, 2004.

Current Report on Form 8-K dated July 28, 2004 related to the Company’s distribution to shareholders of its 2004 Annual Report, the CEO’s accompanying letter of which contained certain forward-looking information regarding industry trends, capital expenditures and profitability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: September 13, 2004	/s/ Christopher C. Siffert Christopher C. Siffert Vice President & Corporate Controller (Authorized Officer and Principal Accounting Officer)

Exhibit Index

10.1 – Separation Agreement, Consulting Agreement and Release, dated June 24, 2004 between P. Blake Dupuis and Mitcham Industries, Inc.*

31.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 – Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 – Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

32.2 – Certification of Christopher C. Siffert, Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

*	Management contract or compensatory plan or arrangement