Form 10-Q
period 2004-10-31
MITCHAM INDUSTRIES INC
filed 2004-12-15
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25142

MITCHAM INDUSTRIES, INC.

(Name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0210849 (I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,909,826 shares of Common Stock, $0.01 par value, were outstanding as of December 13, 2004.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	October 31,
	2004	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$12,929
Accounts receivable, net of allowance for doubtful accounts of $847 and $532	5,635	5,433
Current portion of notes receivable, net of allowance for doubtful notes of $28 and $492	811	308
Prepaid expenses and other current assets	700	676
Current assets of discontinued operations	898	389

Total current assets	14,878	19,735
Seismic equipment lease pool, property and equipment	84,624	77,063
Accumulated depreciation of seismic equipment lease pool, property and equipment	(59,265)	(58,341)
Long-term assets of discontinued operations	491	286
Other assets	2	8

Total assets	$40,730	$38,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$1,471
Current maturities — long-term debt	2,203	2,263
Equipment notes payable	1,296	—
Deferred revenue	345	291
Income taxes payable	—	272
Wages payable	495	543
Accrued expenses and other current liabilities	1,245	428
Current liabilities of discontinued operations	399	23

Total current liabilities	7,515	5,291
Long-term debt, net of current maturities	2,418	714

Total liabilities	9,933	6,005
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,714,994 and 9,824,826 shares issued, respectively	97	98
Additional paid-in capital	61,913	62,615
Treasury stock, at cost (915,000 shares)	(4,686)	(4,686)
Deferred compensation	(83)	(124)
Accumulated deficit	(28,411)	(27,709)
Accumulated other comprehensive income	1,967	2,552

Total shareholders’ equity	30,797	32,746

Total liabilities and shareholders’ equity	$40,730	$38,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2003	2004	2003	2004
Revenues:
Equipment leasing	$3,970	$3,948	$10,574	$12,727
Equipment sales	3,305	790	6,497	6,610

Total revenues	7,275	4,738	17,071	19,337
Costs and expenses:
Direct costs — seismic leasing	896	450	1,756	1,350
Cost of equipment sales	1,555	557	3,300	3,371
General and administrative	1,287	1,471	3,818	5,419
Provision for doubtful accounts	25	122	25	122
Depreciation and amortization	3,336	2,700	10,767	8,113

Total costs and expenses	7,099	5,300	19,666	18,375

Operating income (loss)	176	(562)	(2,595)	962
Other income (expense) — net	(71)	3	(91)	(76)

Income (loss) from continuing operations before income taxes	105	(559)	(2,686)	886
Provision for income taxes	—	264	—	264

Net income (loss) from continuing operations	105	(823)	(2,686)	622

Income (loss) from discontinued operations, net of income taxes of $0	—	—	(2,792)	80

Net income (loss)	$105	$(823)	$(5,478)	$702

Income (loss) per common share from continuing operations
Basic	$0.01	$(0.09)	$(0.31)	$0.07
Diluted	$0.01	$(0.09)	$(0.31)	$0.07
Income (loss) per common share from discontinued operations
Basic and diluted	$—	$—	$(0.32)	$0.01
Net income (loss) per common share — basic and diluted	$0.01	$(0.09)	$(0.63)	$0.08
Shares used in computing income (loss) per common share:
Basic	8,795,000	8,880,000	8,763,000	8,824,000
Dilutive effect of common stock equivalents	78,000	—	—	411,000

Diluted	8,873,000	8,880,000	8,763,000	9,235,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 31,
	2003	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,686)	$622
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,767	8,113
Provision for doubtful accounts, net of charge offs	73	148
Net book value of seismic equipment sold	3,077	1,770
Changes in:
Trade accounts receivable	(5,291)	358
Accounts payable, accrued expenses and other current liabilities	429	(612)
Other, net	132	(27)

Net cash provided by operating activities	6,501	10,372

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(2,747)	(1,687)
Purchases of property and equipment	(114)	(284)

Net cash used in investing activities	(2,861)	(1,971)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	—	703
Payments on borrowings	(1,564)	(2,940)

Net cash used in financing activities	(1,564)	(2,237)

Net increase in cash and cash equivalents-continuing operations	2,076	6,164
Net decrease in cash and cash equivalents-discontinued operations	(2,679)	(69)
Cash and cash equivalents, beginning of period	5,137	6,834

Cash and cash equivalents, end of period	$4,534	$12,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2004. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2004; the results of operations for the three and nine months ended October 31, 2004 and 2003; and the cash flows for the nine months ended October 31, 2004 and 2003, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2005.

2. Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are classified as discontinued operations and all prior period statements have been reclassified accordingly. See Note 8. All intercompany transactions and balances have been eliminated in consolidation.

3. Earnings Per Share

For the three and nine months ended October 31, 2003 and 2004, the following table sets forth the number of shares that may be issued pursuant to options currently outstanding, which number was used in the per share calculations.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2003	2004	2003	2004
Stock options	78,000	—	—	411,000

Total dilutive securities	78,000	—	—	411,000

4. Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in shareholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2003	2004	2003	2004
Net income (loss)	$105	$(823)	$(5,478)	$702
Change in foreign currency translation adjustment	1,320	776	3,528	585

Comprehensive income (loss)	$1,425	$(47)	$(1,950)	$1,287

5. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flow information for the nine months ended October 31, 2003 and 2004 are as follows:

	Nine Months Ended October 31,
	2003	2004
Interest paid, continuing operations	$281	$156
Seismic equipment acquired in exchange for cancellation of accounts receivable	—	$685

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2003	2004	2003	2004
Pro forma impact of fair value method (FAS 148)
Reported income (loss) from continuing operations	$105	$(823)	$(2,686)	$622
Less: fair value impact of employee stock compensation	(85)	(110)	(255)	(248)

Pro forma income (loss) from continuing operations	$20	$(933)	$(2,941)	$374

Reported net income (loss)	$105	$(823)	$(5,478)	$702
Less: fair value impact of employee stock compensation	(85)	(110)	(255)	(248)

Pro forma net income (loss)	$20	$(933)	$(5,733)	$454

Income (loss) per common share
Continuing operations income (loss) per share:
Basic	$0.01	$(0.09)	$(0.31)	$0.07
Diluted	$0.01	$(0.09)	$(0.31)	$0.07
Pro forma continuing operations income (loss) per share:
Basic	$—	$(0.11)	$(0.34)	$0.04
Diluted	$—	$(0.11)	$(0.34)	$0.04
Reported net income (loss) per share:
Basic	$0.01	$(0.09)	$(0.63)	$0.08
Diluted	$0.01	$(0.09)	$(0.63)	$0.08
Pro forma net income (loss) per share:
Basic	$—	$(0.11)	$(0.65)	$0.05
Diluted	$—	$(0.11)	$(0.65)	$0.05
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5%	3-5%	5%	3-5%
Expected life	3-8 yrs.	3-8 yrs.	3-8 yrs.	3-8 yrs.
Expected volatility	65%	68%	65%	68%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

8. Discontinued Operations

On August 1, 2003, the Company sold the operating assets of DSI, which comprised all of the operating assets of the Company’s front-end services segment. The Company’s decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. Effective with the October 31, 2003 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been reclassified accordingly. A summary of DSI’s revenues and pretax income (loss) is reflected as follows.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2004	2003	2004
Revenues	$22	$—	$4,524	$—
Pretax income (loss)	$—	$—	$(2,792)	$80

8. Discontinued Operations (continued)

     A summary of DSI’s assets and liabilities is reflected as follows:

	January 31,	October 31,
	2004	2004
Accounts and notes receivable of discontinued operations	$815	$277
Other current assets of discontinued operations	$83	$112
Non-current notes receivable and PP&E of discontinued operations	$491	$286
Accounts payable and accrued liabilities of discontinued operations	$399	$23

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

We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at October 31, 2004 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia.

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

Results of Operations

For the three months ended October 31, 2004 and 2003

For the quarter ended October 31, 2004, we recorded a net loss from continuing operations in the approximate amount of $0.8 million, compared to net income from continuing operations for the comparable quarter of 2003 of $0.1 million.

During the quarter ended October 31, 2004, our results of operations were affected by several significant factors. Our revenues decreased approximately $2.5 million, reflecting a significant decrease in sales and a slight decrease in leasing revenues from the corresponding quarter in the prior fiscal year. Sales of equipment decreased by $2.5 million, compared to the prior year, primarily as a result of a large sale recorded in the prior year’s third quarter.

Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $2.7 million for the quarter ended October 31, 2004, is our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.

Revenues

For the quarter ended October 31, 2004, consolidated revenues decreased by $2.5 million, or 35%, to a total of $4.7 million, as compared to $7.3 million for the corresponding quarter in 2003. The decrease in revenues was principally due to a large sale recorded in the prior year’s third quarter. For the quarter ended October 31, 2004, leasing revenues decreased slightly to $3.9 million compared to $4.0 million in the prior year. Additionally, our leasing revenues significantly increased in our Australian operations but were offset by decreases from our Canadian and U.S. operations. A weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing consolidated revenues in the quarter ended October 31, 2004 by $0.1 million over the comparable quarter in 2003.

Equipment sales for the quarter ended October 31, 2004 were $0.8 million as compared to $3.3 million for the comparable quarter in 2003. Cost of equipment sales for the quarters ended October 31, 2004 and 2003 were $0.6 million and $1.6 million, respectively. Gross margins on equipment sales were 29% and 53% for the quarters ended October 31, 2004 and 2003, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.

Costs and Expenses

For the quarter ended October 31, 2004, depreciation expense was $2.7 million, which was $0.6 million, or 19%, lower than the depreciation expense in the comparable quarter in 2003. The decrease in depreciation expense from the quarter ended October 31, 2003 to 2004 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the quarter ended October 31, 2004, a weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing depreciation expense by $0.1 million as compared to the amount in the comparable quarter in 2003.

Direct costs for the quarter ended October 31, 2004 were $0.5 million, which was approximately $0.4 million less than direct costs for the comparable quarter in 2003 primarily due to a decrease in repair expenses.

General and administrative expenses for the quarter ended October 31, 2004 totaled approximately $1.5 million, or $0.2 million greater than 2003 expenses of $1.3 million. The increase in general and administrative expenses was primarily due to an increase in investor relations, insurance, customer relations and compensation expenses.

For the quarter ended October 31, 2004, we recorded estimated income tax expense in the amount of $0.3 million, compared to no income tax expense in the comparable quarter of the prior year. The estimated tax expense is entirely attributable to the operations of SAP, after taking into account all net operating loss carryforwards available to us.

For the nine months ended October 31, 2004 and 2003

Revenues

For the nine months ended October 31, 2004, we recorded income from continuing operations in the amount of $0.6 million, compared to a loss from continuing operations for the comparable nine-month period of 2003 of $2.7 million. Income from discontinued operations for the nine months ended October 31, 2004 was $0.1 million, compared with a loss of $2.8 million for the comparable nine-month period of 2003.

For the nine months ended October 31, 2004, consolidated revenues increased by $2.3 million, or 13%, to a total of $19.3 million, as compared to $17.1 million for the corresponding period of the prior year. The increase in revenues was principally due to improvements in both leasing and sales activity during the period. For the nine months ended October 31, 2004, leasing revenues increased $2.2 million, of which approximately $0.7 million was related to rentals of marine equipment during prior fiscal quarters that had not been recorded due to collectibility issues. We agreed to accept certain marine seismic equipment owned by the customer and valued at approximately $0.6 million as partial payment for the invoices billed but not paid in addition to a cash payment by the customer of $50,000. The equipment was appraised by a third-party and such values were used as the basis for the settlement of these outstanding receivables. Additionally, our leasing revenues significantly increased in our Australian and U.S. operations but were partly offset by a decrease from our Canadian operations. A weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing consolidated revenues in the nine months ended October 31, 2004 by $0.5 million over the comparable period in 2003.

Equipment sales for the nine months ended October 31, 2004 were $6.6 million as compared to $6.5 million for the comparable period in 2003. Cost of equipment sales for the nine months ended October 31, 2004 and 2003 were $3.4 million and $3.3 million, respectively. Gross margins on equipment sales were 49% and 49% for the nine months ended October 31, 2004 and 2003, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.

Costs and Expenses

For the nine months ended October 31, 2004, depreciation expense was $8.1 million, which was $2.7 million, or 25%, lower than the depreciation expense in the comparable nine-month period in 2003. The decrease in depreciation expense for the nine months ended October 31, 2004 from the comparable nine-month period ended October 31, 2003 was principally due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the nine months ended October 31, 2004, a weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing depreciation expense by $0.3 million over the amount in the reported comparable period in 2003.

Direct costs for the nine months ended October 31, 2004 were $1.4 million, which was approximately $0.4 million lower than the direct cost expense for the comparable period in 2003. The decrease in direct costs is primarily a result of lower equipment repair expenses.

General and administrative expenses for the nine months ended October 31, 2004 totaled approximately $5.4 million, or $1.6 million greater than 2003 expenses of $3.8 million. During the nine months ended October 31, 2004, we incurred one-time severance-related charges of approximately $0.7 million related to the resignation of our former chief financial officer. Of this amount, $0.4 million was recorded as a non-cash stock-based compensation expense. Additionally, during the nine months ended October 31, 2004 we incurred approximately $0.3 million in non-recurring professional fees related to the internal investigation of the Company’s internal controls that was conducted by the Company earlier in the year. The remaining increase in general and administrative expenses was primarily due to an increase in travel, customer relations, investor relations, insurance, compensation expenses and professional fees.

For the nine months ended October 31, 2004, we recorded estimated income tax expense in the amount of $0.3 million, compared to no income tax expense in the comparable period of the prior year. The estimated tax expense is entirely attributable to the operations of SAP, after taking into account all net operating loss carryforwards available to us.

Liquidity and Capital Resources

As of October 31, 2004, we had net working capital of approximately $14.4 million as compared to net working capital of $7.4 million at January 31, 2004. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the nine months ended October 31, 2004 was $10.4 million, as compared to net cash provided by operating activities of $6.5 million for the nine months ended October 31, 2003. Net cash used in financing activities for the nine months ended October 31, 2004 was $2.2 million, compared to net cash used in financing activities for the comparable period in 2003 of $1.6 million.

We are committed to purchase $2.25 million of land data acquisition equipment by December 31, 2004, under an agreement with Sercel. During the nine months ended October 31, 2004, we issued purchase orders to Sercel for new equipment purchases totaling approximately $3.6 million, with expected delivery of the equipment in our fiscal fourth quarter. We expect that cash on hand and cash flows from operations will be sufficient to meet this commitment. Capital expenditures for the nine months ended October 31, 2004 totaled approximately $2.0 million as compared to capital expenditures of $2.9 million for the comparable period in 2003. Our 2004 and 2003 capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts.

At October 31, 2004, we had trade accounts and notes receivable of $1.9 million that were more than 90 days past due. As of October 31, 2004, our allowance for doubtful accounts was approximately $1.0 million, which management believes is sufficient to cover any losses in our receivable balances. During the nine months ended October 31, 2004, the Company acquired seismic equipment in exchange for cancellation of certain accounts receivable due from two customers in the approximate amount of $0.7 million.

In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest-bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, we do not recognize the interest earned until the entire principal balance has been collected. In most cases where we have a chronic collection problem with a particular customer, future business is done on a prepayment basis or, if additional credit is extended, revenues are not recognized until collected. Although the extension of repayment terms on open accounts receivables temporarily reduces our cash flow from operations, we believe that this practice is necessary in light of seismic industry conditions and that it has not adversely affected our ability to conduct routine business. During the nine months ended October 31, 2004, we issued a note receivable in the approximate amount of $0.3 million related to open accounts receivable balances for one customer. The note bears interest at the rate of 10% per annum and provides for eight monthly payments of approximately $42,000.

Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Until there is a question as to whether an account is collectible, the sales revenue and cost of goods sold is recognized at the inception of the transaction.

In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was approximately $3.0 million at October 31, 2004. The loan is payable in forty-eight equal installments of approximately $197,000 and bears interest at the rate of prime plus 1/2%. The loan is secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.

We paid for our $3.5 million in capital expenditures during the fiscal year ended January 31, 2004, using $1.8 million in cash and entering into separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, all of which has been repaid as of October 31, 2004. The notes provided for monthly payments aggregating approximately $121,000 and bore interest ranging from 0% to 8%. All three notes had 12-month repayment terms and matured during fiscal 2005.

On March 30, 2004, we obtained a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line allows us to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest is payable monthly at prime plus 1/2%. Principal is due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The last date that advances can be made is June 30, 2005. We have not borrowed any funds available under this line. Although we have sufficient cash to meet known commitments and no current plans to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease, as needed, on short notice to take advantage of strategic opportunities regardless of our cash position at the time.

On October 20, 2004, we issued a press release to announce that we entered into a nonbinding letter of intent with Seamap International Holdings Pte Ltd regarding a potential acquisition of Seamap International Holdings’ three subsidiaries. The letter of intent provides for a period during which we will conduct a due diligence review of Seamap and negotiate a definitive purchase agreement. We anticipate that the aggregate purchase price for Seamap will be $5.5 million in cash and notes and an earn out component based on performance of up to an additional $2 million.

At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next 12 months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures and acquisitions.

Subsequent Event

It was announced on December 10, 2004, that our wholly-owned subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), has been chosen by the Australian Department of Defence as the preferred tenderer to upgrade the Royal Australian Navy’s hydrographic survey system. SAP has been invited to enter into formal contract negotiations to finalize contract details. If those negotiations with SAP are unsuccessful, the Australian Department of Defence has retained the right to negotiate with other tenderers. Subject to the successful completion of contract negotiations, the contract is expected to have a value to SAP of more than AU $40 million. While the project is scheduled to begin in late 2005 with completion anticipated in 2006, we cannot assure you that the contract will be executed or that the transaction will be completed.

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

Equipment Sales

We recognize revenue and cost of goods sold from the equipment sales at the inception of the transaction unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration.

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

Income Taxes

We account for our taxes under the liability method, whereby we recognize, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of our assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2003 and 2004, we have recorded a net deferred tax asset of $9.4 million and $11.6 million, respectively. As we believe it is not assured that these net deferred tax assets will be realized, we have provided valuation allowances of $9.4 million and $11.6 million at January 31, 2003 and 2004, respectively.We periodically reevaluate these estimates and assumptions as circumstances change. Such factors may significantly impact our results of operations from period to period.

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

Item 4. Controls and Procedures

As required by SEC Rule 13a-15(b), we evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. During the three months ended October 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on September 1, 2004. Shareholders of record at the close of business on July 9, 2004 were entitled to vote.

(b)	Shareholders elected each of the five directors nominated for the board of directors:

Name of Nominee	For	Against	Withheld
Billy F. Mitcham, Jr.	8,001,704	3,500	579,610
R. Dean Lewis	7,907,846	97,358	579,610
John F. Schwalbe	7,905,846	99,358	579,610
Robert P. Capps	7,991,604	13,600	579,610
Peter H. Blum	7,916,346	88,858	579,610

(c)	The Shareholders ratified approval of the Company’s Amended and Restated 1998 Stock Awards Plan:

For	Against	Abstaining
2,487,533	1,052,050	37,880

(d)	The Shareholders ratified the appointment of Hein & Associates LLP as the Company’s independent auditors:

For	Against	Abstaining
8,546,585	17,171	21,058

Item 6. Exhibits

     The following documents are filed as exhibits to this Report:

31.1 —	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 —	Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

MITCHAM INDUSTRIES, INC.
Date: December 14, 2004	/s/ Christopher C. Siffert
Christopher C. Siffert
Vice President & Corporate Controller (Authorized Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
31.1	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Christopher C. Siffert, Corporate Controller, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

32.2	Certification of Christopher C. Siffert, Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350