Form 10-K
period 2005-01-31
MITCHAM INDUSTRIES INC
filed 2005-05-02
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25142

Mitcham Industries, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0210849 (I.R.S. Employer Identification No.)

8141 SH 75 South P.O. Box 1175 Huntsville, Texas (Address of principal executive offices)	77342 (Zip Code)

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $28,115,679 as of July 31, 2004.

     As of April 17, 2005, there were outstanding 8,979,732 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	Part of 10-K
Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act	PART III
of 1934 with respect to the 2005 annual meeting of shareholders

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

     Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and our two wholly owned subsidiaries, Mitcham Canada Ltd. and Seismic Asia Pacific Pty Ltd. (“SAP”).

     We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land and in transition zones (marsh and shallow water areas). We conduct our operations on a worldwide basis and are the world’s largest independent lessor of seismic equipment. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, or similar exclusive lease referral agreements with suppliers. Over the last several years, advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas. These advances have made it more economical for exploration and production companies to procure more seismic data, resulting in greater demand for our equipment.

     We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including all electronic components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of our equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, “Sercel”) and Input/Output, Inc. (“I/O”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. At January 31, 2005, approximately 43% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones and other peripheral equipment.

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

     We also sell a broad range of used seismic equipment on a worldwide basis and SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

     We have supply and exclusive lease referral agreements with several leading seismic equipment manufacturers, including Sercel and Pelton Company, Inc., an Input/Output company, (“Pelton”), which we believe provide us with certain competitive advantages. Under these agreements, we are the exclusive worldwide short-term leasing representative for certain products.

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

Recent Developments

     On October 20, 2004, we issued a press release to announce that we had entered into a nonbinding letter of intent with Seamap International Holdings Pte Ltd (“Seamap”) regarding the potential acquisition of its three subsidiaries. The letter of intent provides for a period during which we will conduct a due diligence review of Seamap and negotiate a definitive purchase agreement. We anticipate that the aggregate purchase price for Seamap will be $5.5 million in cash and notes and an earn out component based on performance of up to an additional $2 million.

     We announced on December 10, 2004 that SAP had been chosen by the Australian Department of Defence as the preferred tenderer to upgrade the Royal Australian Navy’s hydrographic survey system. SAP is currently engaged in formal contract negotiations to finalize contract details. If those negotiations with SAP are unsuccessful, the Australian Department of Defence has retained the right to negotiate with other tenderers. Subject to the successful completion of contract negotiations, the contract is expected to have a value to SAP of more than AU $40 million. While the project is scheduled to begin in late 2005 with completion anticipated in 2006, we cannot assure you that the contract will be executed or that the transaction will be completed.

Seismic Technology and the Industry

     Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920’s and has advanced significantly with improvements in computing and electronic technologies. Beginning in the early 1990’s, the oil and gas industry has significantly expanded its use of 3-D seismic data, which provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited. .

     Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data (“CEU”), (ii) seismic recording channel boxes that contain from one to eight seismic channels (“channel boxes”), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, airguns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channel boxes to the CEU, (vi) geographic survey equipment, (vii) drilling equipment for shot holes and (viii) other peripheral, or accessory, equipment.

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

     In the past, 2-D seismic survey was the standard data acquisition technique used to map geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys generally require a larger amount of equipment than 2-D surveys. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than does 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drill site or oil and gas reservoir.

     In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions regarding whether or where to drill are critical to the overall process. Since 3-D seismic data increase drilling success rates and reduce costs, we believe that 3-D seismic surveys are now predominant. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit the data, seismic data acquisition systems have been expanding in size during the past several years.

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

     With the expanded use of seismic technology, particularly 3-D seismic, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, in many areas, such as North America, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys which today average approximately 3,000 channels and often use 5,000 or more channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

Business and Operations

     Seismic Equipment Leasing. We own a comprehensive lease pool of seismic equipment for short-term lease to our customers, which primarily include seismic contractors. We lease such equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their owned inventory of recording channels and related equipment.

     Our equipment lease pool includes a total of approximately 36,600 seismic recording channels (each channel being capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and geographic survey and other equipment. All of our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.

     Our equipment leases generally have terms of three to nine months and are typically renewable on a month-to-month basis. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers.

     Our equipment lease rates vary according to an item’s expected useful life, utilization and initial cost. The lessee must also obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability and casualty insurance on the leased equipment during the term of the lease. Before equipment is delivered, the lessee must certify that we have been named an additional insured and loss payee on its policies. The lessee is responsible for all maintenance and repairs of leased equipment other than those arising from normal wear and tear. All taxes (other than U.S. federal income taxes) and assessments are the contractual obligation of the lessee.

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

     While it is our general practice to lease our seismic equipment on a monthly basis, to respond to very competitive market conditions in the Canadian market in the winter months, we have in recent years leased certain equipment on a day rate usage basis rather than on a flat monthly fee basis.

     Seismic Equipment Sales. We buy equipment for resale in response to specific customer orders. We also sell used equipment from our lease pool. On occasion, we will also hold equipment of third parties and sell such equipment on consignment.

     Other Equipment Sales. SAP, headquartered in Brisbane, Australia, sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines. SAP also supplies and services hydrographic and radio and satellite positioning equipment for government and private entities.

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

     The Sercel Agreement expires on December 31, 2006, but is subject to termination by Sercel before that date on (a) Sercel’s reasonable belief that we have violated or intend to violate the Foreign Corrupt Practices Act of 1977, as amended, (b) our refusal or inability to certify that we are in compliance with laws applicable to its activities, or (c) our insolvency, voluntary or involuntary bankruptcy, assignment for the benefit of creditors or discontinuance as a going concern.

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

     SAP has a number of manufacturer’s representation agreements for major product lines, including: acoustic positioning systems, computer and electronic maintenance consumables, data acquisition and management systems, electrostatic and plotter consumables, geophone, cable and instrument repairs, geophones, hydrophones, connectors, cables, test equipment, GPS systems - geodetic and navigational, including Sercel differential GPS, graphic recorders, heave compensators and attitude sensors, hydrographic data acquisition systems, magnetometers, oceanographic and hydrographic instrumentation, tide gauges and current meters, radio positioning equipment, underwater and surface ROVs, land and marine seismic sources, side-scan sonar and sub-bottom profiling systems, underwater communications and location devices, echo sounders and transducers.

     In fiscal years 2002 and 2003, we had a Commercial Representative Agreement (the “Sercel Sales Agreement”) with Georex, Inc., a wholly-owned subsidiary of Sercel, under which we were Sercel’s designated sales representative in Canada for seismic data acquisition and other field equipment. The Sercel Sales Agreement was subject to termination by either party on 90 days’ prior written notice. On October 28, 2002, we were notified that Sercel was terminating the Sercel Sales Agreement effective January 26, 2003. Total commissions earned under this agreement in the 2002 and 2003 fiscal years were $1,269,000 and $4,000, respectively.

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

     We recorded an asset impairment charge of $700,000 in 2004 related to the sale of those assets. The impairment charge is included in the loss from discontinued operations. The operating results and assets and liabilities of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. We recorded a loss from discontinued operations, net of applicable taxes, of $2,422,000 in fiscal 2003 and $2,715,000 in fiscal 2004 and income from discontinued operations in the amount of $80,000 in fiscal 2005.

Customers; Sales and Marketing

     Our lease customers are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2005, we had lease customers with 66 active leases of various lengths, but typically for less than a year. Our seismic equipment sales customers include seismic data acquisition contractors, foreign governments, universities, engineering firms and research organizations worldwide. For information regarding the extension of payment terms to customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

     We participate in both domestic and international trade shows and expositions to inform the industry of our products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a semi-annual listing of equipment offerings is provided to over 1,000 industry participants. In addition, we advertise our alliances with Sercel and Pelton in major geophysical trade journals and list our seismic equipment available for sale and lease on our website, www.mitchamindustries.com.

     We work with a network of representatives in several international markets, including Europe, Asia, Russia and other former Soviet Union countries. These agents generate equipment sales and, to a lesser extent, equipment leasing business for us and are compensated on a commission basis. We also expend resources in the areas of customer service, product support and the maintenance of customer relationships.

     A summary of the Company’s revenues from foreign customers by geographic region is as follows:

	Years Ended January 31,
	2003	2004	2005
Canada	$9,481,000	$9,530,00	$6,587,000
UK / Europe	408,000	808,000	1,950,000
Mexico	64,000	110,000	31,000
South America	1,135,000	1,012,000	2,931,000
Asia	625,000	4,569,000	7,170,000
Other	281,000	513,000	458,000

Totals	$11,994,000	$16,542,000	$19,127,000

     One customer represented approximately 13% of fiscal 2003 total revenues and two customers represented approximately 11% and 10% of fiscal 2004 total revenues, respectively. One customer represented approximately 10% of fiscal 2005 total revenues. No other customer exceeded 10% of revenues for fiscal 2003, 2004 and 2005.

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

     We compete in the used equipment sales market with a broad base of seismic equipment owners, including seismic data acquisition contractors, which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than us. We believe there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.

Suppliers

     We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from equipment manufacturers, Sercel and I/O. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones, cables and seismic cameras), Steward Cable (cables) and Seismic Source Company (shooting systems). From time to time, we purchase new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.

Employees

     As of January 31, 2005, we employed 68 people, none of whom is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Web Site Access to Our Periodic SEC Reports

     Our internet address is http://www.mitchamindustries.com. We file Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as well as Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”). Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules.

Forward-Looking Statements and Risk Factors

     Certain information contained in this Annual Report on Form 10-K (including statements contained in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A. “Controls and Procedures”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC”), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934 (“the Exchange Act”). This information includes, without limitation, statements concerning:

o	our future financial position and results of operations;

o	planned capital expenditures;

o	our business strategy and other plans for future operations;

o	the future mix of revenues and business;

o	our commitments and contingent liabilities;

o	future demand for our services; and

o	predicted improvement in energy industry and seismic service industry conditions.

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

Demand for Land-Based Seismic Data Is Not Assured

     Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land and transition zone seismic data acquisition worldwide. The levels of such spending are influenced by:

o	oil and gas prices and industry perceptions of future price levels;

o	the cost of exploring for, producing and delivering oil and gas;

o	the availability of current geophysical data;

o	the discovery rate of new oil and gas reserves; and

o	local and international political and economic conditions.

     The cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. This has, in the past, and may, in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

Loss of Significant Customers Will Adversely Affect Us

     We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2003, 2004 and 2005, the single largest customer accounted for approximately 13%, 11% and 10%, respectively, of our consolidated revenues.

     Because our customer base is relatively small, the loss of one or more customers for any reason could adversely affect our results of operations.

Significant Defaults of Past-Due Customer Accounts Would Adversely Affect Our Results of Operations

     On January 31, 2005, we had approximately $8.2 million of customer accounts and notes receivable of which $1.6 million was over 90 days past due. At January 31, 2005, we had an allowance of $1.0 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

International Economic and Political Instability Could Adversely Our Results of Operations

     Our results of operations are dependent upon the current political and economic climate of several international countries in which our customers either operate or are located. International sources (including Canada) accounted for approximately 73% of our revenues in the fiscal year ended January 31, 2005. Since the majority of our lease and sales contracts with our customers are denominated in U.S., Australian and Canadian dollars, there is some risk of economic (as opposed to accounting) loss from fluctuations in foreign currencies. However, our internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and expropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards.

Foreign Currency Exchange Rates Have Increasingly Materially Affected Our Results of Operations

     For accounting purposes, balance sheet accounts of the Canadian and Australian subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has become material because of the significant amount of equipment assigned to our Canadian operations and the significant fluctuations in the Canadian dollar exchange rate over the last few years.

Our Operations and Financial Condition Would Be Materially Adversely Affected if We Are Unable to Continually Obtain Additional Lease Contracts

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

We Depend on Key Personnel

     Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our President and Chief Executive Officer. Mr. Mitcham’s employment agreement is automatically renewed on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with our business and from diverting any of our customers to a competitor for two years after the termination of his employment. The loss of the services of Mr. Mitcham could have a material adverse effect on us.

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

Weather Conditions Cause Seasonal Fluctuations in Our Operating Results

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

We Face Competition in Our Seismic Equipment Leasing Activities

     We have several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers and data acquisition contractors that use seismic equipment, many of which have substantially greater financial resources than us. There are also several smaller competitors that, in the aggregate, generate significant revenue from the sale of seismic survey equipment. Pressures from existing or new competitors could adversely affect our business operations.

     We are also aware of several companies that engage in seismic equipment leasing. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, or similar exclusive lease referral agreements with suppliers. Competition exists to a lesser extent from seismic data acquisition contractors that may lease equipment that is temporarily idle.

Our Stock Price is Subject to Volatility

     Due to recent energy industry conditions, energy and energy service company stock prices, including our stock price, have been extremely volatile. Such stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing.

We Rely on a Small Number of Suppliers and Disruption in Vendor Supplies Could Adversely Affect Our Results of Operations

     We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. We believe we have satisfactory relationships with our suppliers. However, should those relationships deteriorate, we may have difficulty in obtaining new technology demanded by our customers and maintaining the existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these could adversely affect our future results of operations.

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

Item 2. Properties

     We own our corporate office and warehouse facilities in Huntsville, Texas. Our headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. We also lease approximately 31,000 square feet of office and warehouse space at our facility in Calgary, Canada. SAP leases approximately 4,400 square feet of office and warehouse space in Brisbane, Australia. Our facilities are adequately utilized for our current operations.

Item 3. Legal Proceedings

     No material lawsuits existed or were pending as of the fiscal year ended January 31, 2005.

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

	High	Low
Fiscal Year Ended January 31, 2004:
First Quarter	$1.47	$0.87
Second Quarter	2.22	1.15
Third Quarter	2.50	1.65
Fourth Quarter	4.18	1.90
Fiscal Year Ended January 31, 2005:
First Quarter	$5.35	$3.10
Second Quarter	5.25	3.42
Third Quarter	7.68	4.20
Fourth Quarter	8.94	5.40

     As of April 30, 2005, there were approximately 4,000 holders of the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information with respect to our equity compensation plans as of January 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans (1)
Equity compensation plans approved by our stockholders (2)	1,383,282	$4.19	319,530

Equity compensation plans not approved by our stockholders	0	0	0

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Includes options granted under the 1994 Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 1998 Amended and Restated Stock Awards Plan and 2000 Stock Option Plan, each of which is further described in footnote 16 to our audited financial statements.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

     The Company has not purchased any of its securities during the last fiscal quarter.

Item 6. Selected Financial Data

     The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Years Ended January 31,
	2001	2002	2003	2004	2005
	(Amounts in thousands, except per share amounts)
Net sales and other revenues	$20,597	$27,183	$14,139	$22,406	$26,368
Income (loss) from continuing operations	(2,946)	(8,457)	(7,677)	(3,574)	2,049
Income (loss) from continuing operations per common share — basic	(0.32)	(0.95)	(0.88)	(0.41)	0.23
Income (loss) from continuing operations per common share — diluted	(0.32)	(0.95)	(0.88)	(0.41)	0.22
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data:
Cash and marketable securities	11,402	8,244	5,137	6,834	13,138
Seismic equipment lease pool, property and equipment, cost basis	91,435	90,381	84,552	84,624	74,792
Total assets	72,561	58,795	44,340	40,730	41,395
Long-term debt	5,444	4,079	4,622	2,418	—
Total liabilities	18,573	16,192	10,682	9,933	7,518
Total shareholders’ equity	53,988	42,603	33,658	30,797	33,877

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count”, and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Due to our unique position as the largest independent lessor of seismic equipment, we believe that we are privy to information about future projects from many data acquisition contractors. As a result, we believe that the seismic exploration market is improving. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.

     We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at January 31, 2005 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing seismic data acquisition equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

     For the years ended January 31, 2003, 2004 and 2005, revenues from foreign customers totaled $12.0 million, $16.5 million and $19.1 million, representing 85%, 74% and 73% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars.

Results of Operations

     For the fiscal year ended January 31, 2005, we recorded net income from continuing operations in the approximate amount of $2.0 million, compared to a net loss from continuing operations of approximately $3.6 million and $7.7 million for the fiscal years ended January 31, 2004 and 2003, respectively. Income from discontinued operations for the fiscal year ended January 31, 2005 was $0.1 million compared to a net loss of $2.7 million and $2.4 million for the fiscal years ended January 31, 2004 and 2003, respectively.

     During fiscal 2005, our results of operations were affected by several significant factors. Our revenues increased $4.0 million, reflecting a significant increase in leasing and a moderate increase in sales from the prior fiscal year. The increase in revenues was attributable to several factors. Our increase in leasing revenues was largely attributable to the significant increase in leasing activities recorded by SAP and our U.S. operations. Also contributing to our increase in fiscal 2005 revenues was a general increase in demand for short-term rentals in the United States from some of our seismic contractor customers. We believe that this increased demand resulted from the decision by a major contractor to cease land-based operations in North America, which benefited our customers due to the reduced level of competition.

     Our fixed and variable costs are an important factor affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $10.6 million for the year ended January 31, 2005, was our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct cost of seismic leasing is a variable expense that fluctuates with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.

Revenues

     For fiscal 2005, our consolidated revenues increased $4.0 million, or 18%, to $26.4 million from fiscal 2004, representing increases in both leasing and sales activity for the year. During fiscal 2005, leasing revenues increased $3.3 million, of which approximately $0.4 million was related to rentals of marine equipment during the prior fiscal year that had not been recognized due to collectibility issues. In July 2004, we agreed to accept certain marine seismic equipment owned by the customer and valued at approximately $0.6 million as partial payment for the invoices billed but not paid as of that date. The equipment was appraised by a third-party and such values were used as the basis for the settlement of these outstanding receivables. Additionally, our leasing revenues significantly increased in our Australian and U.S. operations but were partly offset by a decrease from our Canadian operations. A weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing consolidated revenues during the year ended January 31, 2005 by $0.8 million over the prior year.

     For fiscal 2004, consolidated revenues increased $8.3 million, or 58%, to $22.4 million from fiscal 2003, driven by increases in both leasing and sales activity during the year. Consolidated revenues for fiscal 2003 decreased approximately $13.0 million, or 48%, from fiscal 2002 due mainly to the loss of three significant customers that ceased operations in fiscal 2002.

     During fiscal 2004, leasing revenues increased $5.4 million, primarily as a result of an increase in our North American revenues, our expanding marine seismic business, our first large rental contract in the Southeast Asia market, and the inclusion of the operations of SAP, which we acquired in December 2002. SAP’s revenues for fiscal 2004 were approximately $3.3 million as compared to approximately $0.6 million in fiscal 2003. Foreign currency translation rates had the effect of increasing fiscal 2004 revenues by $1.0 million from fiscal 2003 levels.

     Seismic equipment sales for fiscal 2005 were $9.3 million as compared to $8.6 million and $5.8 million for fiscal 2004 and 2003, respectively. Cost of sales for the fiscal years ended January 31, 2005, 2004 and 2003 was $4.6 million, $4.7 million and $4.6 million, respectively. Gross margins on equipment sales were 50%, 45% and 22% for fiscal years 2005, 2004 and 2003, respectively. Additionally, during fiscal 2005 we conducted a company-wide physical inventory of our lease pool assets. As a result, we recorded a charge in the approximate amount of $50,000 related to missing equipment that had remaining net book value. This charge was recorded as a component of cost of goods sold for the year. Gross margins on equipment sales will vary significantly between periods due to the mix of sales revenue between new seismic equipment versus sales of depreciated seismic equipment being sold from our lease pool.

Costs and Expenses

     Depreciation expense for fiscal 2005 amounted to $10.6 million, which was $3.1 million, or 23%, lower than fiscal 2004. For fiscal 2004, depreciation expense was $13.7 million, which was $1.0 million, or 7%, lower than fiscal 2003 depreciation expense. During fiscal 2003, we recorded depreciation expense in the amount of $14.7 million. Foreign currency translation rates had the effect of increasing fiscal 2005 depreciation expense by approximately $0.4 million. For fiscal 2004, foreign currency translation rates had the effect of increasing depreciation expense by $1.1 million from the fiscal 2003 amount.

     The decrease in depreciation expense for the past three fiscal years was largely because certain equipment reached the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life.

     We recorded direct costs related to seismic leasing for fiscal 2005 in the amount of $1.6 million, which was approximately $0.7 million lower than fiscal 2004. The decrease was primarily due to a decrease in sublease expenses and repair costs during fiscal 2005. Direct costs for fiscal 2004 were $2.3 million, which was approximately $1.0 million greater than fiscal 2003 direct costs. The increase was largely attributable to an increase in sublease expenses of $645,000. For fiscal 2003, direct costs totaled $1.4 million, representing a decrease of $0.9 million from the fiscal 2002 amount of $2.2 million. This decrease was attributable to the significant decrease in leasing activity during the fiscal year. Specifically, the decrease was mainly attributable to decreases in freight, equipment repairs and sublease expenses of $134,000, $474,000 and $276,000, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, equipment repairs and sublease expense.

     General and administrative expenses for fiscal 2005 totaled $7.0 million, or $1.9 million greater than fiscal 2004 expenses of $5.1 million. During fiscal 2005, we incurred one-time severance related charges of approximately $0.7 million related to the resignation of our former chief financial officer. Of this amount, $0.4 million was recorded as a non-cash stock-based compensation expense. Additionally, during the year we incurred approximately $0.3 million in non-recurring professional fees related to the internal investigation of the Company’s internal controls that was conducted by the Company earlier in the year. The remaining increase in general and administrative expenses was primarily due to an increase in travel, customer relations, investor relations, insurance, compensation expenses, rent and utilities and professional fees. General and administrative expenses for fiscal 2004 totaled $5.1 million, or $0.6 million greater than fiscal 2003 expenses of $4.5 million. This increase was due to the inclusion of the results of operations of SAP for a full year, which had general and administrative expenses totaling $0.5 million greater than the prior year. For the fiscal year ended January 31, 2003, our general and administrative expenses totaled $4.5 million, or $0.1 million above those of fiscal 2002, which was entirely attributable to the inclusion of SAP.

     During fiscal 2005 and 2004, we recorded a provision for doubtful accounts in the amount of $155,000 and $25,000, respectively, compared to a non-cash net benefit for doubtful accounts in the amount of $1.9 million recorded in fiscal 2003. Of this net benefit, approximately $1.7 million represents recoveries of receivables written off in the prior fiscal year. The recovery was in the form of seismic equipment that we accepted as a settlement of trade receivables owed us by a former customer, who ceased operations that year. The remaining $0.2 million benefit resulted from our collecting an outstanding note receivable that had been fully reserved in prior fiscal years due to the uncertainty of collection. Once the funds were collected, we reduced our allowance for doubtful accounts and recorded the net benefit. At January 31, 2005 and 2004, we had past due trade accounts and note receivables in the approximate amount of $1.6 million and $1.7 million, respectively. As of January 31, 2005 and 2004, our allowance for doubtful accounts and notes receivable amounted to $1.0 million and $0.9 million, respectively.

     During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in fiscal 2005 or 2003.

     For fiscal 2005, we recorded estimated income tax expense in the amount of $0.3 million, compared to no income tax expense in fiscal 2004 and a net tax benefit of approximately $1.6 million in fiscal 2003.

Liquidity and Capital Resources

     As of January 31, 2005, we had net working capital of approximately $13.9 million as compared to net working capital of $7.4 million at January 31, 2004. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the year ended January 31, 2005 was $17.0 million, as compared to net cash provided by operating activities of $9.9 million and $3.4 million for the years ended January 31, 2004 and 2003, respectively. Net cash used in financing activities for the year ended January 31, 2005 was $4.7 million, compared to net cash used in financing activities for the year ended January 31, 2004 of $2.1 million and net cash provided by financing activities of $0.1 million for fiscal year 2003.

     Capital expenditures for the 2005 fiscal year totaled approximately $6.0 million as compared to capital expenditures of $3.6 million and $4.8 million for fiscal 2004 and 2003, respectively. Our capital expenditures during the past three fiscal years were made to fulfill specific lease contracts. During fiscal 2005, we fulfilled our $2.25 million Sercel purchase commitment in its entirety.

     At January 31, 2005, we had trade accounts and notes receivable of $1.6 million that were more than 90 days past due. As of January 31, 2005, our allowance for doubtful accounts was approximately $1.0 million, which management believes is sufficient to cover any losses in our trade accounts receivable and notes receivable. During fiscal 2005, we acquired seismic equipment in exchange for cancellation of certain accounts receivable due from three customers in the approximate amount of $0.7 million.

     In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, we do not recognize the interest earned until the entire principal balance has been collected. In most cases where we have a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected. Although the extension of repayment terms on open accounts receivables temporarily reduces our cash flow from operations, we believe that this practice is necessary in light of seismic industry conditions and that it has not adversely affected our ability to conduct routine business. During fiscal 2005, we issued a note receivable in the approximate amount of $0.3 million related to open accounts receivable balances for one customer. The note bears interest at the rate of 10% per annum and provides for eight monthly payments of approximately $42,000.

     Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Unless there is a question as to whether an account is collectible, the sales revenue and cost of goods sold is recognized upon agreement of terms and delivery has occurred.

     In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was approximately $0.9 million at January 31, 2005. The loan is payable in forty-eight equal installments of $197,000 and bears interest at the rate of prime plus 1/2%. The loan is secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.

     We paid for our $3.6 million in capital expenditures during fiscal 2004, using $1.8 million in cash and entering into separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, all of which has been repaid as of January 31, 2005. The notes provided for monthly payments aggregating approximately $121,000 and bore interest ranging from 0% to 8%. All three notes had 12-month repayment terms and matured during fiscal 2005.

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

     During fiscal 2003, we repurchased 7,800 shares of our common stock for an aggregate cost of $15,000, or an average cost of $1.97 per share. We did not repurchase any shares of our common stock during fiscal 2005 or 2004.

     We may incur substantial capital expenditures related to the potential acquisition of Seamap’s three subsidiaries and the contemplated expansion into other international markets. At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next 12 months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures.

     The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2005:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt and financed vehicle notes payable	$1,061,000	$976,000	$78,000	$7,000	$0
Operating leases	675,000	232,000	382,000	61,000	0

Total	$1,736,000	$1,208,000	$460,000	$68,000	$0

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

     Revenue Recognition

     Leases

          We recognize lease revenue ratably over the term of the lease until there is a question as to whether it is collectible. Commission income is recognized once it has been paid to us. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices.

     Equipment Sales

          We recognize revenue and cost of goods sold from the equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration.

     Allowance for Doubtful Accounts

          We make provisions to the allowance for doubtful accounts periodically, as conditions warrant, based on whether such receivables are collectible. In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest- bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance and do not recognize interest earned until the entire principal balance has been collected.

     Long- Lived Assets

          We carry property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from three to seven years. Buildings are depreciated over 40 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of useful life or the life of the leases. We review our long-lived assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, we record an impairment charge. During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million related to the sale of DSI’s operating assets.

     Income Taxes

          We account for our taxes under the liability method, whereby we recognize, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of our assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2004 and 2005, we have recorded a net deferred tax asset of $10.1 million and $9.9 million, respectively. As we believe it is not assured that these net deferred tax assets will be realized, we have provided valuation allowances of $10.1 million and $9.9 million at January 31, 2004 and 2005, respectively. We periodically reevaluate these estimates and assumptions as circumstances change. Such factors may significantly impact our results of operations from period to period.

New Accounting Pronouncement

          In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” as amended (“SFAS 123”), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective is fiscal year 2007, with early adoption encouraged. The Company is currently evaluating the statement’s transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk

          We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

     Foreign Currency Risk

          We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We do not currently hold or issue forward exchange contract or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an arrangement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. dollar against foreign currencies and are included in other income in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency.

          Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at January 31, 2005 reflected approximately $4.8 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within Canada and Australia. The subsidiaries in those countries receive their income and pay their expenses primarily in Canadian and Australian dollars, respectively. To the extent that transactions of these subsidiaries are settled in Canadian and Australian dollars, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.

          A weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing consolidated revenues during the year ended January 31, 2005 by $0.8 million over the prior year.

Item 8. Financial Statements and Supplementary Data

          The information required by this item appears as pages F-1 through F-21 hereof and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

Item 9A. Controls and Procedures

          As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

          During the three months ended January 31, 2005, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information regarding our directors and executive officers will be set forth in the proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Election of Directors.” Information regarding compliance by our officers, directors and control persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Other Matters-Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

          Information regarding executive compensation will be set forth in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in our proxy statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions will be set forth in our proxy statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

          Information regarding principal accounting fees and services will be set forth in our proxy statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          (a) List of Documents Filed

                    (1) Financial Statements

     The financial statements filed as part of this Annual Report are listed in “Index to Consolidated Financial Statements” on page F-l.

                    (2) Financial Statement Schedules

     This Annual Report includes the following financial statement schedule:

     Schedule II — Valuation and Qualifying Accounts

               (3) Exhibits - The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (c) below.

          ( c) Exhibits

Exhibit
Number
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc.** (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004. between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., and Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP**

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

Exhibit
Number
31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2005.

MITCHAM INDUSTRIES, INC.
By:	/s/ BILLY F. MITCHAM, JR.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President and Chief Executive Officer	May 2, 2005

/s/ MICHAEL A. PUGH Michael A. Pugh	Executive Vice President – Finance and Chief Financial Officer (principal financial officer)	May 2, 2005

/s/ CHRISTOPHER C. SIFFERT Christopher C. Siffert	Vice President & Corporate Controller (principal accounting officer)	May 2, 2005

/s/ PETER H. BLUM Peter H. Blum	Chairman of the Board	May 2, 2005

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	May 2, 2005

/s/ ROBERT P. CAPPS Robert P. Capps	Director	May 2, 2005

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	May 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

          We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2004 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP
Hein & Associates LLP

Houston, Texas
April 13, 2005

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2005
ASSETS

Current assets:
Cash and cash equivalents	$6,834,000	$13,138,000
Accounts receivable, net of allowance for doubtful accounts of $847,000 and $723,000 at January 31, 2004 and 2005, respectively	5,635,000	6,021,000
Current portion of notes receivable, net of allowance for doubtful notes of $28,000 and $286,000 at January 31, 2004 and 2005, respectively	811,000	1,192,000
Prepaid expenses and other current assets	700,000	705,000
Current assets of discontinued operations	898,000	393,000

Total current assets	14,878,000	21,449,000
Seismic equipment lease pool, property and equipment	84,624,000	74,792,000
Accumulated depreciation of seismic equipment lease pool, property and equipment	(59,265,000)	(55,067,000)
Long-term assets of discontinued operations	491,000	216,000
Other assets	2,000	5,000

Total assets	$40,730,000	$41,395,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,532,000	$4,893,000
Current maturities — long-term debt	2,203,000	918,000
Equipment notes payable	1,296,000	—
Income taxes payable	—	284,000
Deferred revenue	345,000	652,000
Wages payable	495,000	299,000
Accrued expenses and other current liabilities	1,245,000	458,000
Current liabilities of discontinued operations	399,000	14,000

Total current liabilities	7,515,000	7,518,000
Long-term debt	2,418,000	—

Total liabilities	9,933,000	7,518,000
Commitments and contingencies (Notes 9 and 15)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Common stock $.01 par value; 20,000,000 shares authorized; 9,714,994 and 9,893,732 shares issued, respectively	97,000	99,000
Additional paid-in capital	61,913,000	62,702,000
Treasury stock, at cost (915,000 shares)	(4,686,000)	(4,686,000)
Deferred compensation	(83,000)	(94,000)
Accumulated deficit	(28,411,000)	(26,282,000)
Accumulated other comprehensive income	1,967,000	2,138,000

Total shareholders’ equity	30,797,000	33,877,000

Total liabilities and shareholders’ equity	$40,730,000	$41,395,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2003	2004	2005
Revenues:
Equipment leasing	$8,306,000	$13,765,000	$17,086,000
Equipment sales	5,829,000	8,641,000	9,282,000
Commissions	4,000	—	—

Total revenues	14,139,000	22,406,000	26,368,000

Costs and expenses:
Direct costs - seismic leasing	1,369,000	2,326,000	1,644,000
Cost of equipment sales	4,561,000	4,715,000	4,626,000
General and administrative	4,502,000	5,095,000	6,969,000
Provision (benefit) for doubtful accounts	(1,920,000)	25,000	155,000
Depreciation and amortization	14,681,000	13,677,000	10,596,000

Total costs and expenses	23,193,000	25,838,000	23,990,000

Operating income (loss)	(9,054,000)	(3,432,000)	2,378,000
Other income (expense):
Interest expense (net of interest income of approximately $186,000, $100,000 and $120,000, respectively)	(281,000)	(176,000)	(71,000)
Other, net	11,000	34,000	19,000

Total other income (expense)	(270,000)	(142,000)	(52,000)

Income (loss) from continuing operations before income taxes	(9,324,000)	(3,574,000)	2,326,000
Provision (benefit) for income taxes	(1,647,000)	—	277,000

Income (loss) from continuing operations	(7,677,000)	(3,574,000)	2,049,000
Income (loss) from discontinued operations, net of income taxes of $0.00 (including impairment charge of $700,000 in 2004)	(2,422,000)	(2,715,000)	80,000

Net income (loss)	$(10,099,000)	$(6,289,000)	$2,129,000

Income (loss) per common share from continuing operations:
Basic	$(0.88)	$(0.41)	$0.23
Diluted	$(0.88)	$(0.41)	$0.22
Income (loss) per common share from discontinued operations:
Basic and diluted	$(0.28)	$(0.31)	$0.01
Net income (loss) per common share - basic	$(1.15)	$(0.72)	$0.24
Net income (loss) per common share - diluted	$(1.15)	$(0.72)	$0.23
Shares used in computing income (loss) per common share:
Basic	8,747,000	8,772,000	8,849,000
Dilutive effect of common stock equivalents	—	—	455,000

Diluted	8,747,000	8,772,000	9,304,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended January 31, 2003, 2004 and 2005
							Accumulated
						Unearned	Other
			Additional			Compensation	Comprehensive
	Common Stock		Paid-In	Treasury	Accumulated	& Restricted	Income
	Shares	Amount	Capital	Stock	Deficit	Stock	(Loss)	Total

Balances, January 31, 2002	9,658,000	$97,000	$61,814,000	$(4,671,000)	$(12,023,000)	$—	$(2,614,000)	$42,603,000
Comprehensive loss:
Net loss	—	—	—	—	(10,099,000)	—	—	(10,099,000)
Foreign currency translation	—	—	—	—	—	—	1,169,000	1,169,000

Comprehensive loss								(8,930,000)

Acquisition of treasury stock	—	—	—	(15,000)	—	—	—	(15,000)

Balances, January 31, 2003	9,658,000	97,000	61,814,000	(4,686,000)	(22,122,000)	—	(1,445,000)	33,658,000
Comprehensive loss:
Net loss	—	—	—	—	(6,289,000)	—	—	(6,289,000)
Foreign currency translation	—	—	—	—	—	—	3,412,000	3,412,000

Comprehensive loss								(2,877,000)

Issuance of common stock upon exercise of warrants and options	4,000	—	—	—	—	—	—	—
Restricted stock issued	53,000	—	99,000	—	—	(99,000)	—	—
Amortization of restricted stock grants	—	—	—	—	—	16,000	—	16,000

Balances, January 31, 2004	9,715,000	97,000	61,913,000	(4,686,000)	(28,411,000)	(83,000)	1,967,000	30,797,000

Comprehensive loss:
Net income	—	—	—	—	2,129,000	—	—	2,129,000
Foreign currency translation	—	—	—	—	—	—	171,000	171,000

Comprehensive loss								2,300,000

Issuance of common stock upon exercise of warrants and options	171,000	2,000	317,000	—	—	—	—	319,000
Restricted stock issued	20,000	—	95,000	—	—	(95,000)	—	—
Amortization of restricted stock grants, net of cancellations	(12,000)	—	(23,000)	—	—	84,000	—	61,000
Stock-based compensation	—	—	400,000	—	—	—	—	400,000

Balances, January 31, 2005	9,894,000	$99,000	$62,702,000	$(4,686,000)	$(26,282,000)	$(94,000)	$2,138,000	$33,877,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2003	2004	2005
Cash flows from operating activities:
Income (loss) from continuing operations	$(7,677,000)	$(3,574,000)	$2,049,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,681,000	13,677,000	10,596,000
Stock-based compensation	—	—	461,000
Provision (benefit) for doubtful accounts, net of charge-offs and recoveries	(2,398,000)	106,000	133,000
Net book value of equipment sold	3,853,000	2,975,000	1,944,000
Changes in:
Trade accounts and notes receivable	2,112,000	(4,167,000)	(1,098,000)
Federal income taxes, current	(43,000)	—	284,000
Accounts payable, accrued expenses and other current liabilities	(6,923,000)	846,000	2,685,000
Other, net	(228,000)	62,000	(13,000)

Net cash provided by operating activities	3,377,000	9,925,000	17,041,000

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(4,622,000)	(3,576,000)	(5,668,000)
Purchases of property and equipment	(132,000)	(59,000)	(377,000)

Net cash used in investing activities	(4,754,000)	(3,635,000)	(6,045,000)

Cash flows from financing activities:
Proceeds from debt	2,000,000	—	—
Payments on borrowings	(1,880,000)	(2,093,000)	(4,999,000)
Purchase of common stock for treasury	(15,000)	—	—
Proceeds from issuance of common stock upon exercise of warrants and options	—	—	319,000

Net cash provided by (used in) financing activities	105,000	(2,093,000)	(4,680,000)

Net increase (decrease) in cash and cash equivalents - continuing operations	(1,272,000)	4,197,000	6,316,000
Net decrease in cash and cash equivalents — discontinued operations	(1,835,000)	(2,500,000)	(12,000)
Cash, beginning of year	8,244,000	5,137,000	6,834,000

Cash, end of year	$5,137,000	$6,834,000	$13,138,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

          Organization - Mitcham Industries, Inc. (the “Company”) is a Texas corporation formed on January 29, 1987. The Company and its wholly-owned Canadian subsidiary provide full-service equipment leasing, sales and services to the seismic industry worldwide. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. All intercompany transactions and balances have been eliminated in consolidation.

          Revenue Recognition of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2004 and 2005 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

          Revenue Recognition of Equipment Sales - Revenue and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration.

          Sales allowances and incentives - From time to time the Company will offer incentives to customers as part of leasing transactions. These allowances or incentives may take the form of free equipment rent, credits on future purchases of equipment or credits on existing equipment repair charges. These allowances and incentives are accounted for as a reduction of revenue.

          Notes receivable - In certain instances when customers have been unable to repay their open accounts receivable balances, the Company has agreed to a structured repayment program using an interest bearing promissory note. In these cases, the Company provides a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, the Company does not recognize the interest earned until the entire principal balance has been collected. In most cases where the Company has a chronic collection problem with a particular customer, future business is done on a prepayment basis or if additional credit is extended, revenues are not recognized until collected.

          Allowance for doubtful accounts - Trade receivables are uncollateralized customer obligations due under normal trade terms. Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

          The carrying amount of trade receivables and notes receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 90 days past due and any notes receivable that are delinquent as to payments and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected. In addition, management establishes a general allowance based on its assessment of the overall credit risk the Company is exposed to from its trade receivables and notes receivables.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Cash and Cash Equivalents - The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents.

          Property and Equipment - Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of useful life or the life of the respective leases.

          Seismic Equipment Lease Pool - Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is five years for channel boxes and 2 — 10 years for other peripheral equipment.

          Impairment – The Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, in October 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company’s assessment resulted in the recognition of impairment expense of $700,000 related to the sale of DSI’s operating assets in fiscal 2004.

          Income Taxes - The Company files separate federal returns for its foreign subsidiaries. The Company accounts for its income taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. A valuation allowance is established when uncertainty exists as to the ultimate realization of net deferred tax assets. As of January 31, 2004 and 2005, the Company has recorded a net deferred tax asset of $10.1 million and $9.9 million, respectively. The Company believes it is not assured that these net deferred tax assets will be realized and has recorded valuation allowances of $10.1 million and $9.9 million at January 31, 2004 and 2005, respectively.

          Use of Estimates - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to: allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets and depreciable lives of assets. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

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

          Foreign Currency Translation - All balance sheet accounts of the Canadian and Australian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Stock-Based Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December 2002.

	Years Ended January 31,
	2003	2004	2005
Pro forma impact of fair value method (FAS 148)
Reported income (loss) from continuing operations attributable to common shareholders	$(7,677,000)	$(3,574,000)	$2,049,000
Less: fair value impact of employee stock compensation	$(609,000)	$(340,000)	$(402,000)

Pro forma income (loss) from continuing operations attributable to common shareholders	$(8,286,000)	$(3,914,000)	$1,647,000

Reported net income (loss)	$(10,099,000)	$(6,289,000)	$2,129,000
Less: fair value impact of employee stock compensation	$(609,000)	$(340,000)	$(402,000)

Pro forma net income (loss)	$(10,708,000)	$(6,629,000)	$1,727,000

Income (loss) per common share
Basic — as reported income (loss) from continuing operations	$(0.88)	$(0.41)	$0.23
Diluted — as reported income (loss) from continuing operations	$(0.88)	$(0.41)	$0.22
Basic — pro forma income (loss) from continuing operations	$(0.95)	$(0.45)	$0.19
Diluted — pro forma income (loss) from continuing operations	$(0.95)	$(0.45)	$0.18
Basic — as reported net income (loss)	$(1.15)	$(0.72)	$0.24
Diluted — as reported net income (loss)	$(1.15)	$(0.72)	$0.23
Basic — pro forma net income (loss)	$(1.22)	$(0.76)	$0.20
Diluted — pro forma net income (loss)	$(1.22)	$(0.76)	$0.19

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 3.0% to 5.0%; volatility ranging from 63% to 69%; no assumed dividend yield; and expected lives of 8 years.

          Earnings Per Share - For the fiscal years ended January 31, 2003, 2004 and 2005, the following table sets forth the number of dilutive shares that may be issued pursuant to options and warrants currently outstanding, which number was used in the per share calculations for 2005 but excluded in 2003 and 2004 due to their anti-dilutive effect.

	Years Ended January 31,
	2003	2004	2005
Stock options	35,000	90,000	451,000
Warrants	—	—	4,000

Total dilutive shares	35,000	90,000	455,000

          Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the results of operations or comprehensive income.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. New Accounting Pronouncements

          In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” as amended (“SFAS 123”), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective in fiscal year 2007, with early adoption encouraged. The Company is currently evaluating the statement’s transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company’s consolidated financial statements.

3. Long-Term Debt and Equipment Notes Payable

          In February 2002, the Company closed an $8.5 million term loan with First Victoria National Bank. The loan is payable in 48 equal installments of approximately $197,000 beginning in March 2002 and bears interest at the rate of prime plus one-half percent. The loan is collateralized by lease pool equipment and all proceeds from lease pool leases and asset sales. The balance outstanding under this term loan amounted to $918,000 at January 31, 2005.

          In 2004, the Company executed three separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, all of which has been repaid as of January 31, 2005. The notes provided for monthly payments aggregating approximately $121,000 and bore interest ranging from 0% to 8%. All three notes had twelve-month repayment terms and matured during fiscal 2005.

          On March 30, 2004, the Company closed a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line allows the Company to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest is payable monthly at prime plus one-half percent. Principal is due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The last date that advances can be made is June 30, 2005. The Company has not borrowed any funds available under this line.

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

          Long-term debt repayments are scheduled to be $918,000 in fiscal 2006.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Supplemental Statements of Cash Flows Information

     Supplemental disclosures of cash flow information for the years ended January 31, 2003, 2004 and 2005 are as follows:

	Year Ended January 31,
	2003	2004	2005
Interest paid, continuing operations	$400,000	$273,000	$190,000
Interest paid, discontinued operations	$10,000	$3,000	$8,000
Taxes paid (refunded), net	$(1,647,000)	$—	$—
Seismic equipment acquired in exchange for cancellation of accounts receivable	$3,000	$48,000	$685,000
Seismic equipment acquired as recovery of previously written off receivables	$1,933,000	$—	$—
Seismic equipment acquired from vendor in exchange for debt	$—	$1,733,000	$—
Equipment sold in exchange for notes receivable (Note 5)

     Non-monetary transactions for the fiscal year ended January 31, 2005 consisted of seismic equipment acquired in exchange for cancellation of accounts receivables. In July 2004, the Company agreed to accept certain marine seismic equipment owned by a customer and valued at $610,000 as partial payment for outstanding invoices as of that date. The equipment was appraised by a third-party and such values were used as the basis for the settlement of those outstanding receivables. Additionally, the Company also agreed during fiscal 2005 to accept certain seismic equipment owned by two other customers in the approximate amount of $75,000 as settlement of outstanding receivables. No gain or loss was recognized on any of these transactions.

5. Notes Receivable

     Notes receivable consisted of $2,037,000, of which $739,000 is included in the assets of discontinued operations, due from six customers and $1,965,000, of which $487,000 is included in the assets of discontinued operations, due from nine customers as of January 31, 2004 and 2005, respectively. These notes bear interest ranging from 0% - 12% with repayment terms ranging from 6 to 39 months. Notes issued related to the purchase of equipment are secured by the equipment sold and notes issued for the financing of trade receivables are unsecured.

     During fiscal 2005, the Company established six new notes receivable in the aggregate amount of $1,272,000 related to the sales of seismic equipment. These notes bear interest ranging from 8% - 10% with repayment terms ranging from 3 to 12 months. Additionally, the Company established two notes receivable related to the financing of trade receivables in the approximate amount of $531,000. The Company has provided a reserve of $215,000 for the unpaid balance of these two notes as of January 31, 2005. These two notes bear interest of 0% and 10%, respectively, with repayment terms of 8 and 12 months, respectively. Also, during fiscal 2005, the Company received final payments on five notes receivable that had been established in prior fiscal years.

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

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Discontinued Operations

     On August 1, 2003, the Company sold the operating assets of DSI, which comprised all of the operating assets of the Company’s Front-End Services segment. The Company’s decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations. During fiscal 2004, the Company recorded an asset impairment charge of $700,000 related to those assets. The impairment charge is included in the loss from discontinued operations.

     Effective with the January 31, 2004 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI’s revenue, income (loss), assets and liabilities are as follows:

	Years Ended January 31,
	2004	2005
Revenues	$4,524,000	$—
Pretax income (loss)	$(2,715,000)	$80,000

	January 31,
	2004	2005
Accounts and notes receivable from discontinued operations	$815,000	$498,000
Other current assets from discontinued operations	$83,000	$111,000
Net property plant and equipment from discontinued operations	$4,000	$—
Accounts payable and accrued liabilities from discontinued operations	$399,000	$14,000

7. Concentrations

     Credit Risk - As of January 31, 2004 and 2005, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $2.5 million from two customers and $2.2 million from two customers, respectively.

     The Company maintains deposits with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and has money market accounts included in its cash balances which are not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.

     Industry Concentration - The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has rapidly expanded its 3-D seismic acquisition capabilities over the past few years as this technology has gained broad market acceptance from oil and gas exploration companies. With this expansion, some of the seismic acquisition companies in North America, while experiencing rapid growth in 3-D seismic acquisition revenues, have not experienced corresponding increases in profitability and have become increasingly leveraged. Should the financial performance of the companies in this industry not improve, the Company could be exposed to additional credit risk and be subjected to declining demand for its leasing services.

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

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Seismic Equipment Lease Pool, Property and Equipment

Seismic equipment lease pool, property and equipment consisted of the following as of:

	January 31,
	2004	2005
Recording channels	$32,711,000	$31,372,000

Other peripheral equipment	49,681,000	40,993,000

Seismic equipment lease pool	82,392,000	72,365,000

Land	25,000	25,000

Buildings and improvements	582,000	594,000

Furniture and fixtures	1,399,000	1,548,000

Autos and trucks	226,000	260,000

Property and equipment	2,232,000	2,427,000

Seismic equipment lease pool, property and equipment	84,624,000	74,792,000

Less: accumulated depreciation	(59,265,000)	(55,067,000)

	$25,359,000	$19,725,000

     At January 31, 2005, our seismic equipment lease pool, property and equipment, on a cost basis, consisted of $39,449,000 in the U.S., $33,650,000 in Canada and $1,693,000 in Australia.

9. Leases

     The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2004 and 2005 that are not reflected on the accompanying consolidated financial statements.

     The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $358,000, $886,000 and $526,000 for the years ended January 31, 2003, 2004 and 2005, respectively.

     The Company leases its office facilities in Canada and Australia under operating leases. The Calgary, Canada lease is a seven-year lease expiring in 2007 and the Brisbane, Australia lease is a five-year lease expiring in 2009. The aggregate minimum annual lease payments for these buildings are scheduled to be approximately $208,000, $214,000, $150,000 and $60,000 in fiscal 2006, 2007, 2008 and 2009, respectively, and none thereafter. The Company recorded lease expense of $129,000, $165,000 and $197,000 for the years ended January 31, 2003, 2004 and 2005, respectively.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Income Taxes

The components of income expense (benefit) were as follows:

	Year Ended January 31,
	2003	2004	2005
Current:
Federal	$(1,647,000)	$—	$108,000
Foreign	—	—	169,000
State	—	—	—

	(1,647,000)	—	277,000
Deferred	—	—	—

	$(1,647,000)	$—	$277,000

The components of the Company’s deferred taxes consisted of the following as of:

	January 31,
	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$297,000	$343,000
Canadian net operating loss carryforward	4,823,000	5,616,000
Australian net operating loss carryforward	27,000	—
U.S. net operating loss carryforward	4,224,000	2,734,000
Inventory valuation allowance	66,000	137,000
Depreciation	225,000	555,000
Accruals not yet deductible for tax purposes	236,000	220,000
AMT credit	202,000	310,000

Gross deferred tax assets	10,100,000	9,915,000
Valuation allowance	(10,100,000)	(9,915,000)

Net assets	—	—
Deferred tax liabilities	—	—
Deferred tax assets, net	$—	$—

The following is a reconciliation of expected to actual income tax expense (benefit):

	Year Ended January 31,
	2003	2004	2005
Federal income tax expense (benefit) at 34%	$(3,994,000)	$(2,138,000)	$818,000
Deferred benefit not currently recognized	2,693,000	2,192,000	—
Utilization of valuation allowance	—	—	(388,000)
Permanent differences	27,000	21,000	(20,000)
Foreign rate differential	(446,000)	(98,000)	(133,000)
Other	73,000	23,000	—

	$(1,647,000)	$—	$277,000

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company had Canadian net operating loss carry forwards of approximately $13,371,000 as of January 31, 2005. The Canadian net operating losses expire in various years through 2012. The Company has U.S. net operating losses of approximately $8,043,000, as of January 31, 2005, which if unused will begin to expire in 2021.

     The Company recorded a valuation allowance of approximately $10,100,000 as of January 31, 2004 and $9,915,000 as of January 31, 2005 (a change of $185,000).

11. Acquisition

     On December 30, 2002, Mitcham Industries, Inc., purchased all of the issued and outstanding shares of capital stock of SAP, for approximately $764,000. Headquartered in Brisbane, Australia, SAP provides equipment, consumables, systems integration, engineering hardware and software maintenance support services to the geophysical, hydrographic, oceanographic, environment and defense industries as well as leases seismic data acquisition equipment throughout Southeast Asia and Australia.

12. Sales and Major Customers

     A summary of the Company’s revenues from foreign customers by geographic region is as follows:

	Years Ended January 31,
	2003	2004	2005
Canada	$9,481,000	$9,530,00	$6,587,000
UK / Europe	408,000	808,000	1,950,000
Mexico	64,000	110,000	31,000
South America	1,135,000	1,012,000	2,931,000
Asia	625,000	4,569,000	7,170,000
Other	281,000	513,000	458,000

Totals	$11,994,000	$16,542,000	$19,127,000

          One customer represented approximately 13% of fiscal 2003 total revenues and two customers represented approximately 11% and 10% of fiscal 2004 total revenues, respectively. One customer represented approximately 10% of fiscal 2005 total revenues. No other customer exceeded 10% of revenues for fiscal 2003, 2004 and 2005.

13. Fair Value of Financial Instruments

          The Company’s financial instruments consist of trade receivables, marketable securities, notes receivable and accounts and notes payables. The Company believes the carrying value of these financial instruments approximates their estimated fair value due to the short maturity of these financial instruments.

14. Shareholders’ Equity

          The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2004 and 2005. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,714,994 and 9,893,732 are issued as of January 31, 2004 and 2005, respectively.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20,000 shares of its common stock for $5.00 per share, exercisable beginning July 18, 2002 for a period of five years thereafter. The exercise price of the warrants was reduced to $4.42 per share and the number of issuable upon exercise of the warrants increased by 2,624 shares, as a result of the anti-dilution provisions of those warrants. There were 22,624 warrants outstanding as of January 31, 2003, 2004 and 2005, respectively.

     The Company has repurchased 915,000 shares of its common stock at an average cost of $5.12 per share as of January 31, 2005 and has classified these shares as treasury stock in the accompanying financial statements.

     In July 2003, the Compensation Committee of the Company’s Board of Directors granted 52,500 shares of restricted stock awards to certain members of management as deferred compensation. The shares vest ratably over three years from the date of grant. On the date of the award, the restricted stock had a market value of $99,750. During fiscal 2005, 12,000 shares of restricted stock were forfeited and subsequently cancelled, related to the resignation of the Company’s former Chief Financial Officer. In September 2004, the Board of Directors granted 20,000 shares of restricted stock awards to the Company’s outside directors as deferred director compensation. The shares vest in whole on the one-year anniversary of the grant. On the date of the award, the restricted stock had a market value of $95,000. The deferred compensation amount for both of these grants is amortized to compensation expense ratably over the associated vesting period. The unamortized aggregate balance of the deferred compensation is $94,000 at January 31, 2005 and is classified as a component of shareholders’ equity in the financial statements.

15. Commitments and Contingencies

Sercel Lease Agreement - Effective April 9, 2003, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Equipment Lease Agreement (the “New Sercel Agreement”). The New Sercel Agreement replaces the parties’ Exclusive Equipment Lease Agreement that was entered into in December 1999 and that expired December 31, 2002. Under the New Sercel Agreement, the Company is Sercel’s exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative for land-based seismic equipment and its non-exclusive leasing representative with respect to certain marine seismic equipment. While there are no restrictions on Sercel’s ability to undertake short-term or long-term leasing of either land-based or marine seismic equipment, Sercel will provide the Company with information regarding any potential leases or sales opportunities that Sercel does not undertake. The agreement expires on December 31, 2006, subject to earlier termination by Sercel on the occurrence of certain events.

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

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Stock Option Plans

     The Company’s stock option plans consist of the 1994 Stock Option Plan, the 1998 Amended and Restated Stock Awards Plan, the 2000 Stock Option Plan and the 1994 Non-Employee Director Plan (the “Director Plan”).

     Under the 1994 Stock Option Plan, which is now expired, incentive stock options and non-qualified stock options to purchase a maximum of 350,000 shares of common stock were available to be issued to officers, employee directors, key employees and consultants of the Company.

     Under the 1998 Amended and Restated Stock Awards Plan, up to 750,000 shares of common stock may be issued in the form of stock options, stock appreciation rights, restricted stock awards, performance awards and phantom stock awards to the Company’s employees, non-employee directors and consultants.

     Under the 2000 Stock Option Plan, up to 1,000,000 shares of common stock may be issued in the form of incentive stock options and non-qualified stock options to the Company’s employees, consultants and non-employee directors.

     With respect to incentive stock options issued under the 1994 Stock Option Plan, the 1998 Amended and Restated Stock Awards Plan and the 2000 Stock Option Plan, no option may be granted more than 10 years after the effective date of the stock option plan or exercised more than 10 years after the date of grant (five years if the optionee owns more than 10% of the common stock of the Company at the date of grant). The vesting period for options will be determined by the Compensation Committee, except that no option may be exercised sooner than six months from the date of grant. With regard to incentive stock options, the exercise price of the option may not be less than 100% of the fair market value of the common stock at the date of grant (110% if the optionee owns more than 10% of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company.

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

Restricted Stock Awards — 60,500 shares are outstanding, as more fully discussed in Note 14.

The following is a summary of outstanding options as of January 31, 2005:

1994 Stock Option Plan - Granted shares total 287,270 and options to purchase 129,984 shares of common stock are issued and outstanding, 21,000 of which are exercisable at $3.29 per share, 11,500 of which are exercisable at $5.75 per share, 19,150 of which are exercisable at $22.00 per share, 15,000 of which are exercisable at $5.38 per share and 63,334 of which are exercisable at $1.90 per share.

1998 Amended and Restated Stock Awards Plan - Options to purchase an aggregate of 370,750 shares have been granted and options to purchase 343,650 shares of common stock are issued and outstanding, 123,650 of which are exercisable at $3.56 per share, 25,000 of which are exercisable at $4.16 per share, 125,000 of which are exercisable at $4.75 per share and 70,000 of which are exercisable at $6.18 per share.

2000 Stock Option Plan - Options to purchase an aggregate of 868,648 shares of common stock are issued and outstanding, 160,500 of which are exercisable at $5.13 per share, 750 of which are exercisable at $5.53 per share, 206,650 of which are exercisable at $5.00 per share, 10,000 of which are exercisable at $4.60 per share, 2,500 of which are exercisable at $4.00 per share, 201,914 of which are exercisable at $1.99 per share, 63,334 of which are exercisable at $1.25 per share, 90,000 of which are exercisable at $1.90 per share,

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

110,000 of which are exercisable at $4.50 per share, 3,000 of which are exercisable at $4.83 per share and 20,000 of which are exercisable at $5.75 per share.

Director Plan - Options to purchase an aggregate of 41,000 shares of common stock were issued and outstanding, 1,000 of which are exercisable at $2.88 per share, 1,000 of which are exercisable at $3.13 per share, 10,000 of which are exercisable at $4.06 per share, 15,000 of which are exercisable at $5.13 per share, 2,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 2,000 of which are exercisable at $11.13 per share.

     Stock option activity in the 1994 Stock Option Plan, 1998 Amended and Restated Stock Awards Plan, 2000 Stock Option Plan and Director Plan for the years ended January 31, 2003, 2004 and 2005 was as follows:

		Weighted	Weighted Average
		Average	Fair Value
	Number of	Exercise Price	Per Share on
	Shares	Per Share	Grant Date
Outstanding, January 31, 2002	962,200	$5.52

Exercised	—	—

Granted	410,120	1.77	$1.18

Forfeited	(5,450)	4.64

Outstanding, January 31, 2003	1,366,870	$4.40

Exercised	(10,000)	1.99

Granted	182,500	1.89	$1.34

Forfeited	(144,580)	6.10

Outstanding, January 31, 2004	1,394,790	$3.91

Exercised	(170,738)	1.86

Granted	353,000	4.97	$3.65

Forfeited	(193,770)	5.68

Outstanding, January 31, 2005	1,383,282	$4.19

     The weighted average remaining contractual life at January 2003, 2004 and 2005 was 6.5 years, 7.0 years and 6.7 years, respectively.

     As of January 31, 2005, options to acquire 1,001,671 shares of the Company’s common stock were fully vested and exercisable at a weighted average exercise price of $4.28 per share. The remaining options, which have a weighted average exercise price of $3.93 per share, will vest during the next three fiscal years. If not previously exercised, options outstanding at January 31, 2005 will expire as follows: 42,000 shares in 2005, 13,500 shares in 2006, 21,150 shares in 2007, 25,000 shares in 2008, 224,650 shares in 2009, 176,250 shares in 2010, 216,650 shares in 2011, 267,748 shares in 2012, 153,334 shares in 2013, 173,000 in 2014 and 70,000 in 2015.

MITCHAM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Quarterly Financial Data (Unaudited)

	Fiscal Year	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Net sales, continuing operations:	2005	$8,206	$6,393	$4,738	$7,031
	2004	5,868	3,929	7,275	5,334

Gross profit:	2005	5,966	4,919	3,731	5,482
	2004	4,332	2,860	4,824	3,349

Income (loss) from continuing operations before income taxes:	2005	1,370	75	(559)	1,440
	2004	(526)	(2,264)	105	(889)

Incomes taxes (benefit):	2005	—	—	264	13
	2004	—	—	—	—

Net income (loss) from continuing operations:	2005	1,370	75	(823)	1,427
	2004	(526)	(2,264)	105	(889)

Net income (loss) from discontinued operations:	2005	—	80	—	—
	2004	(914)	(1,879)	—	78

Net income (loss):	2005	1,370	155	(823)	1,427
	2004	(1,440)	(4,143)	105	(811)

Net income (loss) per common share from continuing operations – basic:	2005	$0.16	$0.01	$(0.09)	$0.16
	2004	$(0.06)	$(0.26)	$0.01	$(0.10)

Net income (loss) per common share from continuing operations –	2005	$0.15	$0.01	$(0.09)	$0.15
diluted:	2004	$(0.06)	$(0.26)	$0.01	$(0.10)

Net income (loss) per common share from discontinued operations –	2005	$—	$0.01	$—	$—
basic and diluted:	2004	$(0.10)	$(0.21)	$—	$0.01

Net income (loss) per common share – basic:	2005	$0.16	$0.02	$(0.09)	$0.16
	2004	$(0.16)	$(0.47)	$0.01	$(0.09)

Net income (loss) per common share – diluted:	2005	$0.15	$0.02	$(0.09)	$0.15
	2004	$(0.16)	$(0.47)	$0.01	$(0.09)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mitcham Industries, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 13, 2005. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15(a) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP
Hein & Associates LLP

Houston, Texas
April 13, 2005

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. D		Col. E
	Balance at	Additions Charged to	Deductions -		Balance at
Description	Beginning of Period	Costs and Expenses	Describe		End of Period
January 31, 2003
Allowance for doubtful accounts	$1,454,000	$(500,000)	$184,000	(A)	$770,000

January 31, 2004
Allowance for doubtful accounts	$770,000	$103,000	$(3,000	) (A)	$876,000

January 31, 2005
Allowance for doubtful accounts	$876,000	$155,000	$22,000	(A)	$1,009,000

(A) Represents recoveries and uncollectible accounts written off.

Note: Column C(2) has been omitted, as all answers would be “none.”

Col. A	Col. B	Col. C(1)	Col. D	Col. E
	Balance at	Additions Charged to	Deductions -	Balance at
Description	Beginning of Period	Costs and Expenses	Describe	End of Period
January 31, 2003
Allowance for obsolete equipment	$255,000	$30,000	$42,000	$243,000

January 31, 2004
Allowance for obsolete equipment	$243,000	$8,000	$57,000	$194,000

January 31, 2005
Allowance for obsolete equipment	$194,000	$409,000	$84,000	$519,000

Note: Column C(2) has been omitted, as all answers would be “none.”

EXHIBIT INDEX

Exhibit
Number
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc.** (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004. between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., and Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP**

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

Exhibit
Number
31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.