Form 10-K/A
period 2005-01-31
MITCHAM INDUSTRIES INC
filed 2005-05-17
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-25142

Mitcham Industries, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0210849 (I.R.S. Employer Identification No.)
8141 SH 75 South P.O. Box 1175 Huntsville, Texas (Address of principal executive offices)	77342 (Zip Code)

Registrant’s telephone number, including area code:
936-291-2277

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $15,060,815 as of July 31, 2004.

     As of April 17, 2005, there were outstanding 8,979,732 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	Part of 10-K
Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2005 annual meeting of shareholders	PART III

1

MITCHAM INDUSTRIES, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends Mitcham Industries’ Annual Report on Form 10-K for the year ended January 31, 2005, as filed by us on May 2, 2005 (the “Original Form 10-K”) and is being filed solely to file two exhibits that were inadvertently omitted. This amendment has no impact on our previously reported audited financial statements and notes thereto as of January 31, 2005. Furthermore, this Form 10-K/A does not reflect events occurring after the filing date of the Original Form 10-K and does not modify or update the disclosures in that form in any way other than as explained above.

		Page
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	2
	Signatures	3
Summary of Non-Employee Director Compensation
Subsidiaries of the Company

i

PART IV

     Item 15. Exhibits and Financial Statement Schedules

     (a) List of Documents Filed

          (1) Financial Statements

     The financial statements filed as part of the Original Form 10-K and are listed in “Index to Consolidated Financial Statements” on page F-l of the Original Form 10-K.

          (2) Financial Statement Schedules

     The Original Form 10-K includes the following financial statement schedule:

     Schedule II — Valuation and Qualifying Accounts

     (3) Exhibits - The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (c) below.

     (c) Exhibits – See the accompanying Index to Exhibits.

(1)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 2005.

MITCHAM INDUSTRIES, INC.
By:	/s/ Christopher C. Siffert
Christopher C. Siffert,
Vice President and Corporate Controller

(2)

INDEX TO EXHIBITS

Exhibit
Number
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan. (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement. (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement. (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement. (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement. (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement. (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement. (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement. (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004. between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., and Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between
	-	Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

*10.18	-	Summary of Non-Employee Director Compensation**

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP***

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended***

31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended***

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350***

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, U.S.C. § 1350***

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	Previously filed

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.