Form 10-K/A
period 2005-01-31
MITCHAM INDUSTRIES INC
filed 2005-06-08
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-K/A

(Amendment No. 2)

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

MITCHAM INDUSTRIES, INC.
AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

     This Amendment No. 2 to the Annual Report on Form 10-K/A (“Amendment No. 2”) amends and restates in its entirety Mitcham Industries’ Annual Report on Form 10-K for the year ended January 31, 2005, filed on May 2, 2005 and as amended on May 17, 2005 (collectively, the “Prior Form 10-K”). Amendment No. 2 is being filed solely to re-file the certifications, which were previously filed with the conforming signatures inadvertently omitted. Amendment No. 2 has no impact on our previously reported audited financial statements and notes thereto as of January 31, 2005. Furthermore, this Amendment No. 2 does not reflect events occurring after the filing date of the Prior Form 10-K and does not modify or update the disclosures in that form in any way other than as explained above.

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

          ( c) Exhibits

Exhibit
Number
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004. between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., and Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP**

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended***

Exhibit
Number
31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended***

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350***

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350***

*	Management contract or compensatory plan or arrangement

**	Previously filed

***	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of June, 2005.

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

EXHIBIT INDEX

Exhibit
Number
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., an Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004. between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., and Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP**

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended***

Exhibit
Number
31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended***

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350***

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350***

*	Management contract or compensatory plan or arrangement

**	Previously filed

***	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.