Form 10-Q
period 2005-04-30
MITCHAM INDUSTRIES INC
filed 2005-06-13
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25142

MITCHAM INDUSTRIES, INC.

(Name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0210849 (I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,046,732 shares of Common Stock, $0.01 par value, were outstanding as of June 7, 2005.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	April 30,
	2005	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,138	$12,229
Accounts receivable, net of allowance for doubtful accounts of $723 and $845	6,021	5,860
Current portion of notes receivable, net of allowance for doubtful notes of $286 and $243	1,192	980
Prepaid expenses and other current assets	705	797
Current assets of discontinued operations	393	432

Total current assets	21,449	20,298

Seismic equipment lease pool, property and equipment	74,792	74,204
Accumulated depreciation of seismic equipment lease pool, property and equipment	(55,067)	(55,752)
Long-term assets of discontinued operations	216	145
Notes receivable	—	41
Other assets	5	2

Total assets	$41,395	$38,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,893	$1,299
Current maturities — long-term debt	918	338
Deferred revenue	652	102
Income taxes payable	284	340
Wages payable	299	278
Accrued expenses and other current liabilities	458	697
Current liabilities of discontinued operations	14	7

Total current liabilities	7,518	3,061
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,893,732 and 9,909,732 shares issued, respectively	99	99
Additional paid-in capital	62,702	62,720
Treasury stock, at cost (915,000 shares)	(4,686)	(4,686)
Deferred compensation	(94)	(58)
Accumulated deficit	(26,282)	(24,140)
Accumulated other comprehensive income	2,138	1,942

Total shareholders’ equity	33,877	35,877

Total liabilities and shareholders’ equity	$41,395	$38,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
(Unaudited)

	Three Months Ended
	April 30,
	2004	2005
Revenues:
Equipment leasing	$5,401	$6,196
Equipment sales	2,805	1,442

Total revenues	8,206	7,638

Costs and expenses:
Direct costs — seismic leasing	689	597
Cost of equipment sales	1,551	692
General and administrative	1,837	1,874
Provision for doubtful accounts	—	79
Depreciation and amortization	2,707	2,177

Total costs and expenses	6,784	5,419

Operating income	1,422	2,219

Other income (expense) — net	(52)	85

Income before income taxes	1,370	2,304

Provision for income taxes	—	162

Net income	1,370	2,142

Net income per common share
Basic	$0.16	$0.24
Diluted	$0.15	$0.22

Shares used in computing net income per common share:
Basic	8,800,000	8,976,000
Dilutive effect of common stock equivalents	381,000	612,000

Diluted	9,181,000	9,588,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 30,
	2004	2005
Cash flows from operating activities:
Net income	$1,370	$2,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,707	2,177
Stock-based compensation	—	36
Provision for doubtful accounts, net of charge offs	—	79
Net book value of seismic equipment sold	940	91
Changes in:
Trade accounts receivable	(27)	253
Federal income taxes, current	—	56
Accounts payable, accrued expenses and other current liabilities	(336)	(3,926)
Other, net	44	(89)

Net cash provided by operating activities	4,698	819

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(404)	(1,007)
Purchases of property and equipment	(33)	(184)

Net cash used in investing activities	(437)	(1,191)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	—	18
Payments on borrowings	(907)	(580)

Net cash used in financing activities	(907)	(562)

Net increase (decrease) in cash and cash equivalents-continuing operations	3,354	(934)
Net increase (decrease) in cash and cash equivalents-discontinued operations	(73)	25
Cash and cash equivalents, beginning of period	6,834	13,138

Cash and cash equivalents, end of period	$10,115	$12,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2005. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2005; the results of operations for the three months ended April 30, 2005 and 2004; and the cash flows for the three months ended April 30, 2005 and 2004, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2006.

2.	Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and Mitcham Canada Ltd., its wholly-owned Canadian subsidiary, provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are classified as discontinued operations and all prior period statements have been reclassified accordingly. See Note 8. All intercompany transactions and balances have been eliminated in consolidation.

3.	Earnings Per Share

For the three months ended April 30, 2004 and 2005, the following table sets forth the number of dilutive shares that may be issued pursuant to options currently outstanding, which number was used in the per share calculations.

	Three Months Ended April 30,
	2004	2005
Stock options	381,000	603,000
Warrants	—	9,000

Total dilutive securities	381,000	612,000

4.	Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in shareholders’ equity (deficit) during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended April 30,
	2004	2005
Net income	$1,370	$2,142
Change in foreign currency translation adjustment	(544)	(196)

Comprehensive income (loss)	$826	$1,946

5.	Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flow information for the three months ended April 30, 2004 and 2005 are as follows:

	Three Months Ended April 30,
	2004	2005
Interest paid	$66	$12

6.	Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income or loss.

7.	Stock Options

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

	Three Months Ended April 30,
	2004	2005
Pro forma impact of fair value method (FAS 148)
Reported net income	$1,370	$2,142
Less: fair value impact of employee stock compensation	(83)	(218)

Pro forma net income	$1,287	$1,924

Income per common share
Reported net income per share:
Basic	$0.16	$0.24
Diluted	$0.15	$0.22
Pro forma net income per share:
Basic	$0.15	$0.21
Diluted	$0.14	$0.20
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3-5%	3-5%
Expected life	8 yrs.	8 yrs.
Expected volatility	65%	68%
Expected dividend yield	0.0%	0.0%

8.	Discontinued Operations

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

	Three Months Ended April 30,
	2004	2005
Revenues	$—	$—
Pretax income (loss)	$—	$—

8.	Discontinued Operations (continued)

A summary of DSI’s assets and liabilities is reflected as follows:

	January 31,	April 30,
	2005	2005
Accounts and notes receivable of discontinued operations	$498	$465
Other current assets of discontinued operations	$111	$112
Accounts payable and accrued liabilities of discontinued operations	$14	$7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count’’, and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Due to our unique position as the largest independent lessor of seismic equipment, we are privy to information about future projects from many data acquisition contractors. Based on our analysis of various indicators, including recent bid activity, equipment movement and public announcement of companies adding crew capacity, it appears that the seismic exploration market is in an uptrend. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.

We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at April 30, 2005 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing of seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout South East Asia and Australia.

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

Results of Operations

For the quarter ended April 30, 2005, we recorded net income from continuing operations of $2.1 million, compared to net income for the comparable quarter of 2004 of $1.4 million.

During the quarter ended April 30, 2005, our results of operations were affected by several significant factors, which are discussed below. Our revenues decreased approximately $0.6 million, reflecting a decrease in sales of $1.4 million which was partially offset by an increase in leasing revenues of $0.8 million from the corresponding quarter in the prior fiscal year.

Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $2.2 million for the quarter ended April 30, 2005, is our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.

Revenues

For the quarter ended April 30, 2005, consolidated revenues decreased by $0.6 million, or 7%, to a total of $7.6 million, as compared to $8.2 million for the corresponding quarter in 2004. The decrease in revenues was principally due to two large sales recorded in the prior year’s first quarter. For the quarter ended April 30, 2005, leasing revenues increased to $6.2 million compared to $5.4 million in the prior year. Additionally, our leasing revenues significantly increased in our Australian operations to $1.2 million from $0.2 million in 2005 and 2004, respectively, while our Canadian and U.S. operations reported relatively flat revenues in the quarter ended April 30, 2005 as compared to the corresponding quarter in 2004. Foreign currency exchange rates had the effect of increasing consolidated revenues in the quarter ended April 30, 2005 by $0.2 million over the comparable quarter in 2004.

Equipment sales for the quarter ended April 30, 2005 were $1.4 million as compared to $2.8 million for the comparable quarter in 2004. Cost of equipment sales for the quarters ended April 30, 2005 and 2004 were $0.7 million and $1.6 million, respectively. Gross margins on equipment sales were 52% and 45% for the quarters ended April 30, 2005 and 2004, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.

Costs and Expenses

For the quarter ended April 30, 2005, depreciation expense was $2.2 million, which was $0.5 million, or 19%, lower than the depreciation expense in the comparable quarter in 2004. The decrease in depreciation expense from the quarter ended April 30, 2004 to 2005 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the quarter ended April 30, 2005, foreign currency exchange rates had the effect of increasing depreciation expense by $0.1 million as compared to the amount in the comparable quarter in 2004.

Direct costs for the quarter ended April 30, 2005 were $0.6 million, which was approximately $0.1 million less than direct costs for the comparable quarter in 2004 primarily due to a decrease in repair expenses.

General and administrative expenses for the quarter ended April 30, 2005 totaled approximately $1.9 million, or $0.1 million greater than 2004 expenses of $1.8 million. The increase in general and administrative expenses was primarily due to an increase in wages and accounting and consulting expenses, offset by a decrease in legal costs as compared to 2004.

Provision for doubtful accounts expense increased $0.1 million for the quarter ended April 30, 2005 compared to the quarter ended April 30, 2004, related to past due receivables for one customer.

For the quarter ended April 30, 2005, we recorded estimated income tax expense in the amount of $0.2 million, compared to no income tax expense in the comparable quarter of the prior year. The estimated tax expense is primarily attributable to the operations of SAP, after taking into account all net operating loss carryforwards available to us.

Liquidity and Capital Resources

As of April 30, 2005, we had net working capital of approximately $17.2 million as compared to net working capital of $13.9 million at January 31, 2005. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the three months ended April 30, 2005 was $0.8 million, as compared to net cash provided by operating activities of $4.7 million for the three months ended April 30, 2004. Net cash used in financing activities for the three months ended April 30, 2005 was $0.6 million, compared to net cash used in financing activities for the comparable period in 2004 of $0.9 million.

Capital expenditures for the three months ended April 30, 2005 totaled approximately $1.2 million as compared to capital expenditures of $0.4 million for the comparable period in 2004. Our 2005 and 2004 capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts.

At April 30, 2005, we had trade accounts and notes receivable of $1.1 million that were more than 90 days past due. As of April 30, 2005, our allowance for doubtful accounts was approximately $1.1 million, which management believes is sufficient to cover any losses in our receivable balances.

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

In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was approximately $0.3 million at April 30, 2005. The loan is payable in forty-eight equal installments of approximately $197,000 and bears interest at the rate of prime plus 1/2%. The loan is secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.

We paid for our $3.6 million in capital expenditures during the fiscal year ended January 31, 2004, using $1.8 million in cash and entering into separate short-term note agreements with three seismic equipment manufacturers related to the purchase of equipment for our lease pool. The aggregate amount financed by the manufacturers was $1.7 million, all of which was repaid as of January 31, 2005. The notes provided for monthly payments aggregating approximately $121,000 and bore interest ranging from 0% to 8%. All three notes had 12-month repayment terms and matured during fiscal 2005.

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

On October 20, 2004, we issued a press release to announce that we entered into a nonbinding letter of intent with Seamap International Holdings Pte Ltd regarding a potential acquisition of Seamap International Holdings’ three subsidiaries. The letter of intent provides for a period during which we will conduct a due diligence review of Seamap and negotiate a definitive purchase agreement. We anticipate that the aggregate purchase price for Seamap will be $6.5 million in cash and notes and an earn out component based on performance of up to an additional $2.0 million.

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

Equipment Sales

We recognize revenue and cost of goods sold from the equipment sales upon agreement of terms and when delivery has occurred unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration.

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

Item 4. Controls and Procedures

As required by SEC Rule 13a-15(b), we evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. During the three months ended April 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-Looking Statements and Risk Factors

Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I, Item 4. “Controls and Procedures” and in Part II, Item 1. “Legal Proceedings”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC’’), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act’’). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,’’ “believe,’’ “estimate,’’ “expect,’’ “may,’’ and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 31, 2005 and elsewhere within this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

     The following documents are filed as exhibits to this Report:

     31.1 — Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     31.2 — Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     32.1 — Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

     32.2 — Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: June 13, 2005	/s/ Michael A. Pugh
Michael A. Pugh
Executive Vice President-Finance and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

31.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	—	Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350

32.2	—	Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350