Form 10-Q
period 2005-07-31
MITCHAM INDUSTRIES INC
filed 2005-09-14
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,160,262 shares of Common Stock, $0.01 par value, were outstanding as of September 12, 2005.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	July 31,
	2005	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,138	$13,807
Accounts receivable, net of allowance for doubtful accounts of $723 and $988	6,021	4,841
Current portion of notes receivable, net of allowance for doubtful notes of $286 and $338	1,192	844
Inventories	—	1,155
Prepaid expenses and other current assets	705	535
Current assets of discontinued operations	393	315

Total current assets	21,449	21,497

Seismic equipment lease pool, property and equipment	74,792	74,780
Accumulated depreciation of seismic equipment lease pool, property and equipment	(55,067)	(57,116)
Goodwill	—	5,304
Long-term assets of discontinued operations	216	73
Other assets	5	19

Total assets	$41,395	$44,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,893	$1,692
Current maturities – long-term debt	918	—
Deferred revenue	652	293
Income taxes payable	284	215
Wages payable	299	693
Accrued expenses and other current liabilities	458	980
Current liabilities of discontinued operations	14	14

Total current liabilities	7,518	3,887

Long-term debt	—	3,000

Total liabilities	7,518	6,887

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 20,000,000 shares authorized; 9,893,732 and 10,000,432 shares issued, respectively	99	100

Additional paid-in capital	62,702	62,975
Treasury stock, at cost (915,000 shares)	(4,686)	(4,686)
Deferred compensation	(94)	(29)
Accumulated deficit	(26,282)	(22,901)
Accumulated other comprehensive income	2,138	2,211

Total shareholders’ equity	33,877	37,670

Total liabilities and shareholders’ equity	$41,395	$44,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2005	2004	2005
Revenues:
Equipment leasing	$3,378	$4,796	$8,779	$10,992
Equipment sales	3,015	2,206	5,820	3,648

Total revenues	6,393	7,002	14,599	14,640

Costs and expenses:
Direct costs – seismic leasing	211	609	900	1,206
Cost of equipment sales	1,263	1,072	2,814	1,764
General and administrative	2,111	2,233	3,948	4,107
Provision for doubtful accounts	—	—	—	79
Depreciation and amortization	2,706	2,155	5,413	4,332

Total costs and expenses	6,291	6,069	13,075	11,488

Operating income	102	933	1,524	3,152

Other income (expense) – net	(27)	112	(79)	197

Income from continuing operations before income taxes	75	1,045	1,445	3,349

Provision (benefit) for income taxes	—	(194)	—	(32)

Income from continuing operations	75	1,239	1,445	3,381

Income from discontinued operations, net of income taxes of $0	80	—	80	—

Net income	$155	$1,239	$1,525	$3,381

Income per common share from continuing operations
Basic	$0.01	$0.14	$0.16	$0.38
Diluted	$0.01	$0.13	$0.17	$0.35

Income per common share from discontinued operations
Basic	$0.01	$—	$0.01	$—
Diluted	$0.01	$—	$0.01	$—

Net Income per common share
Basic	$0.02	$0.14	$0.17	$0.38
Diluted	$0.02	$0.13	$0.17	$0.35

Shares used in computing net income per common share:
Basic	8,791,000	9,052,000	8,795,000	9,014,000
Dilutive effect of common stock equivalents	369,000	642,000	372,000	630,000

Diluted	9,160,000	9,694,000	9,167,000	9,644,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 31,
	2004	2005
Cash flows from operating activities:
Income from continuing operations	$1,445	$3,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,413	4,332
Stock-based compensation	—	65
Provision for doubtful accounts, net of charge offs	—	79
Net book value of seismic equipment sold	1,474	44
Changes in:
Trade accounts receivable	212	2,074
Prepaid expenses and other assets	660	361
Income taxes payable	—	(232)
Accounts payable, accrued expenses and other current liabilities	(698)	(4,143)

Net cash provided by operating activities	8,506	5,961

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,118)	(1,899)
Purchases of property and equipment	(131)	(457)
Acquisition of Seamap, net of cash acquired	—	(2,474)
Seamap acquisition costs	—	(39)

Net cash used in investing activities	(1,249)	(4,869)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	—	274
Payments on borrowings	(2,391)	(918)

Net cash used in financing activities	(2,391)	(644)

Net increase in cash and cash equivalents-continuing operations	4,866	448

Net increase (decrease) in cash and cash equivalents-discontinued operations	(91)	221

Cash and cash equivalents, beginning of period	6,834	13,138

Cash and cash equivalents, end of period	$11,609	$13,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (“Mitcham” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2005. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2005; the results of operations for the three and six months ended July 31, 2005 and 2004; and the cash flows for the six months ended July 31, 2005 and 2004, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2006.

2.	Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and Mitcham Canada Ltd., its wholly-owned Canadian subsidiary, provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd., (“Seamap”), designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are classified as discontinued operations and all prior period statements have been reclassified accordingly. See Note 10. All intercompany transactions and balances have been eliminated in consolidation.

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	July 31,
	2004	2005
Raw materials	$—	$210
Finished goods	—	945

Total inventories	$—	$1,155

4.	Earnings Per Share

For the three and six months ended July 31, 2004 and 2005, the following table sets forth the number of dilutive shares that may be issued pursuant to options currently outstanding, which number was used in the per share calculations.

	Three Months Ended July 31		Six Months Ended July 31,
	2004	2005	2004	2005
Stock options	369,000	632,000	372,000	621,000
Warrants	—	10,000	—	9,000

Total dilutive securities	369,000	642,000	372,000	630,000

5.	Comprehensive Income

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2005	2004	2005
Net income	$155	$1,239	$1,525	$3,381
Change in foreign currency translation adjustment	354	269	(191)	73

Comprehensive income (loss)	$509	$1,508	$1,334	$3,454

6.	Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flow information for the six months ended July 31, 2004 and 2005 are as follows:

	Six Months Ended July 31,
	2004	2005
Interest paid	$113	$30

Seismic equipment acquired in exchange for cancellation of accounts receivable	$671	$—

7.	Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income or loss.

8.	Stock Options

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2005	2004	2005
Pro forma impact of fair value method (FAS 148)
Reported income from continuing operations	$75	$1,239	$1,445	$3,381
Less: fair value impact of employee stock compensation	(66)	(266)	(138)	(484)

Pro forma income from continuing operations	$9	$973	$1,307	$2,897

Reported net income	$155	$1,239	$1,525	$3,381
Less: fair value impact of employee stock compensation	(66)	(266)	(138)	(484)

Pro forma net income	$89	$973	$1,387	$2,897

Income per common share
Reported continuing operations income per share:
Basic	$0.01	$0.14	$0.16	$0.38
Diluted	$0.01	$0.13	$0.17	$0.35
Pro forma continuing operations income per share:
Basic	$—	$0.11	$0.15	$0.32
Diluted	$—	$0.10	$0.14	$0.30

Reported net income per share:
Basic	$0.02	$0.14	$0.17	$0.38
Diluted	$0.02	$0.13	$0.17	$0.35
Pro forma net income per share:
Basic	$0.01	$0.11	$0.16	$0.32
Diluted	$0.01	$0.10	$0.15	$0.30
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3-5%	3-5%	3-5%	3-5%
Expected life	3-8 yrs.	8 yrs.	3-8 yrs.	8 yrs.
Expected volatility	63-65%	63-69%	63-65%	63-69%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
9.	Acquisitions

On July 12, 2005, the Company acquired 100% of the stock of Seamap International Holdings Pte, Ltd., (“Seamap”). Seamap is engaged in the manufacture and sale of state-of-the-art seismic and offshore telemetry systems. The consolidated financial statements for and as of the six-month period ended July 31, 2005 include the assets and liabilities and the operating results for the period from acquisition date through July 31, 2005. Pursuant to SFAS 141, Business Combinations (“SFAS 141”), Mitcham applied purchase accounting to the transaction, resulting in the initial recognition of additional property and equipment of $150,000. Mitcham recognized goodwill of approximately $5.3 million from the transaction. None of the goodwill recognized is deductible for tax purposes. The allocation of the purchase price may change as time progresses and more information is obtained about the assets acquired.

The purchase involves all the net assets of Seamap, which are located in Huntsville, Texas, Singapore and in the United Kingdom. Seamap was purchased for a total of $6.5 million consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the former shareholders of Seamap. The terms of the purchase and sale agreement provide for two additional earn-out payments of $1.0 million each subject to Seamap achieving certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period ending April 30, 2010. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.

The following is a summary of the preliminary allocations of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition (in thousands):

Current assets	$2,635
Equipment	150
Current liabilities	(1,579)
Goodwill	5,304
Acquisition costs	39

Total purchase price	$6,549

Pro Forma Results of Operations

The following pro forma results of operations for the three and six months ended July 31, 2005 and the three and six months ended July 31, 2004 assumes the acquisition occurred at the beginning of the fiscal year February 1, 2004 and reflects the full results of operations for the three month and six month periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future (in thousands except per share amounts).

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2005	2004	2005
Revenues	$8,205	$8,139	$17,738	$19,687
Income from operations	$864	$982	$2,556	$4,239
Net Income	$597	$1,216	$2,092	$4,045
Earnings per share
Basic	$0.07	$0.13	$0.24	$0.45
Diluted	$0.07	$0.13	$0.23	$0.42
At the time of the acquisition, Seamap had over $150,000 of fixed assets. These assets consisted primarily of vehicles, computer and workshop equipment and will remain in use in the same manner as prior to the acquisition.

10.	Discontinued Operations

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2005	2004	2005
Revenues	$—	$—	$—	$—
Pretax income (loss)	$80	$—	$80	$—

A summary of DSI’s assets and liabilities is reflected as follows:

	January 31,	July 31,
	2005	2005
Accounts and notes receivable of discontinued operations	$498	$376
Other current assets of discontinued operations	$111	$12
Accounts payable and accrued liabilities of discontinued operations	$14	$14
11.	Segment Reporting

We have two reportable segments: the Seamap segment and the Mitcham segment.

The Seamap Segment designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include a next generation marine seismic source synchronizer and hydrophone acquisition system, a passive acoustic tracking system for cetacean monitoring and acoustic energy assessment, seabed recording instrumentation utilized in electromagnetic sounding technology for oil and gas exploration, and a ruggedized real-time GPS tracking system.

The Mitcham Segment, offers for lease or sale, new and “experienced” seismic equipment to Huntsville, the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. Mitcham is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada, Brisbane, Australia and associates throughout Europe, South America and Asia. The Company does not currently allocate overhead to its segments. Since its acquisition, there have been no inter-segment transactions.

Financial information for the three and six months ended July 31 by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended July 31, 2005			Six Months Ended July 31, 2005
	Seamap	Mitcham	Total	Seamap	Mitcham	Total
Revenues	$473	$6,529	$7,002	$473	$14,167	$14,640
Net Income	$59	$1,180	$1,239	$59	$3,322	$3,381
Total Assets				$8,544	$36,013	$44,557
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and our two wholly owned subsidiaries, Mitcham Canada Ltd. and Seismic Asia Pacific Pty Ltd. (“SAP”). On July 12, 2005, Mitcham acquired Seamap International Holdings Pte Ltd (“Seamap”). Through its wholly-owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI.
Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count’’, and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Due to our unique position as the largest independent lessor of seismic equipment, we have access to information about future projects from many data acquisition contractors. Based on our analysis of various indicators, including recent bid activity, equipment movement and public announcements of companies adding crew capacity, it appears that the seismic exploration market is in an uptrend. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.
We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, marine and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at July 31, 2005 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing of seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
On July 12, 2005, we acquired Seamap, which designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include a next generation marine seismic source synchronizer and hydrophone acquisition system, a passive acoustic tracking system for cetacean monitoring and acoustic energy assessment, seabed recording instrumentation utilized in electromagnetic sounding technology for oil and gas exploration, and a ruggedized real-time GPS tracking system. Financial results from Seamap are included from the acquisition date of July 12, 2005.
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
Results of Operations
For the three months ended July 31, 2005 and 2004
For the quarter ended July 31, 2005, we recorded net income of $1.2 million, compared to net income for the comparable quarter of 2004 of $0.2 million.
During the quarter ended July 31, 2005, our results of operations were affected by several significant factors, which are discussed below. Our revenues increased approximately $0.6 million, reflecting an increase in leasing revenues of $1.4 million, which was partially offset by a decrease in sales of $0.8 million from the corresponding quarter in the prior fiscal year.
Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $2.2 million for the quarter ended July 31, 2005, historically has been our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
Revenues
For the quarter ended July 31, 2005, consolidated revenues increased by $0.6 million, or 10%, to a total of $7.0 million, as compared to $6.4 million for the corresponding quarter in 2004. The increase in revenues was principally due to an increase in leasing revenues. For the quarter ended July 31, 2005, leasing revenues increased to $4.8 million compared to $3.4 million in the prior year. Our leasing revenues significantly increased in our U.S. operations to $4.1 million from $2.2 million in 2005 and 2004, respectively, while leasing revenues in our Canadian and Australian operations decreased by $0.2 and $0.3 million, respectively, in the quarter ended July 31, 2005 as compared to the corresponding quarter in 2004. Foreign currency exchange rates had the effect of increasing consolidated revenues in the quarter ended July 31, 2005 by $0.1 million over the comparable quarter in 2004.
Equipment sales for the quarter ended July 31, 2005 were $2.2 million as compared to $3.0 million for the comparable quarter in 2004. Cost of equipment sales for the quarters ended July 31, 2005 and 2004 were $1.1 million and $1.3 million, respectively. Gross margins on equipment sales were 51% and 58% for the quarters ended July 31, 2005 and 2004, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.
Costs and Expenses
For the quarter ended July 31, 2005, depreciation expense was $2.2 million, which was $0.5 million, or 20%, lower than the depreciation expense in the comparable quarter in 2004. The decrease in depreciation expense from the quarter ended July 31, 2004 to 2005 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the quarter ended July 31, 2005, foreign currency exchange rates had the effect of increasing depreciation expense by $0.04 million as compared to the amount in the comparable quarter in 2004.
Direct costs for the quarter ended July 31, 2005 were $0.6 million, which was approximately $0.4 million more than direct costs for the comparable quarter in 2004. This increase was primarily due to additional repair and leasing expense resulting from the increase in leasing activity.
General and administrative expenses for the quarter ended July 31, 2005 totaled approximately $2.2 million, or $0.1 million greater than 2004 expenses of $2.1 million. The increase in general and administrative expenses was primarily due to the addition of Seamap general and administrative expenses which was partially offset by a decrease in legal fees.
For the quarter ended July 31, 2005, we recorded estimated income tax benefit in the amount of $0.2 million, compared to no income tax expense in the comparable quarter of the prior year. The estimated tax benefit was primarily attributable to the operations of SAP, after taking into account all net operating loss carry-forwards available to us. Provision (benefit) for income taxes for the quarter ended July 31, 2005 included a foreign tax credit that was recently settled.

Results of Operations
For the six months ended July 31, 2005 and 2004
Revenues
For the six months ended July 31, 2005, we recorded net income of $3.4 million, compared to $1.5 million for the comparable period in 2004.
Consolidated revenues remained relatively constant at $14.6 million for the six months ended July 31, 2005 and 2004. For the six months ended July 31, 2005, leasing revenues increased $2.2 million, primarily due to an increase in leasing activity in our U.S. and Canadian operations. A weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing consolidated revenues in the six months ended July 31, 2005 by $0.3 million over the comparable period in 2004.
Equipment sales for the six months ended July 31, 2005 were $3.6 million as compared to $5.8 million for the comparable period in 2004. Cost of equipment sales for the six months ended July 31, 2005 and 2004 were $1.8 million and $2.8 million, respectively. Gross margins on equipment sales were 52% for both the six months ended July 31, 2005 and 2004. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.
Costs and Expenses
For the six months ended July 31, 2005, depreciation expense was $4.3 million, which was $1.1 million, or 20%, lower than the depreciation expense in the comparable six-month period in 2004. The decrease in depreciation expense for the six months ended July 31, 2005 from the comparable six-month period ended July 31, 2004 was principally due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life. For the six months ended July 31, 2005, a weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing depreciation expense by $0.1 million over the amount in the reported comparable period in 2004.
Direct costs for the six months ended July 31, 2005 were $1.2 million, which was approximately $0.3 million higher than the direct cost expense for the comparable period in 2004. The increase in direct costs was primarily a result of higher equipment repair expenses resulting from an increase in leasing activity.
General and administrative expenses for the six months ended July 31, 2005 totaled approximately $4.1 million, or $0.2 million greater than 2004 expenses of $3.9 million. The increase in general and administrative expenses was due to the addition of Seamap’s general and administrative expenses, and an increase in wages and accounting and consulting expenses. These increases were partially offset by a decrease in legal fees.
Provision (benefit) for income taxes for the six months ended July 31, 2005 included a foreign tax credit that was recently settled.
Liquidity and Capital Resources
As of July 31, 2005, we had net working capital of approximately $17.6 million as compared to net working capital of $13.9 million at January 31, 2005. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the six months ended July 31, 2005 was $6.0 million, as compared to net cash provided by operating activities of $8.5 million for the six months ended July 31, 2004. The decrease in 2005 is due to payments made for the acquisition of seismic equipment of more than $2.4 million in the first six months of the year. Net cash used in financing activities for the six months ended July 31, 2005 was $0.6 million, compared to net cash used in financing activities for the comparable period in 2004 of $2.4 million.

Capital expenditures for the six months ended July 31, 2005 totaled approximately $2.4 million as compared to capital expenditures of $1.2 million for the comparable period in 2004. Our 2005 and 2004 capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts.
At July 31, 2005, we had trade accounts and notes receivable of $1.4 million that were more than 90 days past due. As of July 31, 2005, our allowance for doubtful accounts was approximately $1.3 million, which management believes is sufficient to cover any losses in our receivable balances.
In certain instances when customers have been unable to repay their open accounts receivable balances in accordance with our standard terms, we have agreed to a structured repayment program using an interest-bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, we do not recognize the interest earned until the entire principal balance has been collected. In most cases where we have a chronic collection problem with a particular customer, future business is done on a prepayment basis or, if additional credit is extended, revenues are not recognized until collected. Although the extension of repayment terms on open accounts receivables temporarily reduces our cash flow from operations, we believe that this practice is necessary in light of seismic industry conditions and that it has not adversely affected our ability to conduct routine business.
Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Until there is a question as to whether an account is collectible, the sales revenue and cost of goods sold is recognized at the inception of the transaction.
In February 2002, we obtained an $8.5 million term loan with First Victoria National Bank, the remaining principal balance of which was repaid as of July 31, 2005. The loan was payable in forty-eight equal installments of approximately $197,000 bearing interest at the rate of prime plus 1/2%. The loan was secured by lease pool equipment and all proceeds from lease pool equipment leases and sales.
On March 30, 2004, we obtained a $4 million revolving loan agreement and credit line with First Victoria National Bank. The line provided us with funds to purchase equipment and was secured by the equipment purchased and any leases on that equipment. Interest was payable monthly at prime plus 1/2%. Principal was due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The revolving loan and credit line expired on June 30, 2005.
On June 27, 2005, we obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank. This replaces and increases the expiring credit line of $4.0 million with First Victoria National Bank. The new facility has a two-year term and bears interest at the prime rate. The credit line allows us to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of First Victoria National Bank except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions.
We have not borrowed any funds available under this credit line. Although we have sufficient cash to meet known commitments and no current plans to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease, as needed, on short notice to take advantage of strategic opportunities regardless of our cash position at the time.
On July 12, 2005, we acquired 100% of the stock of Seamap. Seamap is a company engaged in the manufacture and sale of state of the art seismic and offshore telemetry systems. The purchase involved all the assets of Seamap in its locations in Huntsville, Texas, Singapore and in the United Kingdom. Seamap was purchased for $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the shareholders of Seamap. The cash was provided from cash flow from operations. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $1.0 million subject to Seamap achieving certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.
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
Long-Lived Assets
We carry property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful life of the property and equipment, which range from three to seven years. Buildings are depreciated over 40 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of useful life or the life of the leases. We review our long-lived assets for impairment at each reporting date. If our assessment of the carrying amount of such assets exceeds the fair market value in accordance with the applicable accounting regulations, we record an impairment charge. During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million related to the sale of DSI’s operating assets.
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
Item 4. Controls and Procedures
As required by SEC Rule 13a-15(b), we evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America. During the three months ended July 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Shareholders on July 20, 2005. Shareholders of record at the close of business on May 23, 2005 were entitled to vote.

(b)	Shareholders elected each of the five directors nominated for the board of directors:

Name of Nominee	For	Withheld
Billy F. Mitcham, Jr.	8,428,679	30,535
R. Dean Lewis	8,351,813	107,401
John F. Schwalbe	8,352,248	106,966
Robert P. Capps	8,427,279	31,935
Peter H. Blum	8,357,513	101,701
(c)	The Shareholders ratified the appointment of Hein & Associates LLP as the Company’s independent auditors:

For	Against	Abstaining

8,433,119	19,685	6,410
Item 6. Exhibits
The following documents are filed as exhibits to this Report:
2.1 — Stock Purchase Agreement, effective as of July 1, 2005, among Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 15, 2005).
3.1 — Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001).
3.2 — Second Amended and Restated Bylaws of Mitcham Industries, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004).
10.1 — Loan Agreement, dated as of June 27, 2005 between Mitcham Industries, Inc. and First Victoria National Bank (incorporated by reference to Exhibit 10.1 the Company’s Form 8-K filed with the SEC on July 1, 2005).
10.2 — Security Agreement, dated June 27, 2005, between Mitcham Industries, Inc. and First Victoria National Bank (incorporated by reference to Exhibit 10.2 the Company’s Form 8-K filed with the SEC on July 1, 2005).
10.3 — Lease and Rental Assignment, dated June 27, 2005, with First Victoria National Bank (incorporated by reference to Exhibit 10.3 the Company’s Form 8-K filed with the SEC on July 1, 2005).
10.4 — Promissory Note dated June 27, 2005 (incorporated by reference to Exhibit 10.4 the Company’s Form 8-K filed with the SEC on July 1, 2005).
31.1 — Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2 — Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1 — Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350.
32.2 — Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: September 14, 2005	/s/ Michael A. Pugh
Michael A. Pugh
Executive Vice President-Finance and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

Index to Exhibits
     The following documents are filed as exhibits to this Report:

Exhibit
Number		Description
2.1	-	Stock Purchase Agreement, effective as of July 1, 2005, among Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 15, 2005).
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001).
3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004).
10.1	-	Loan Agreement, dated as of June 27, 2005 between Mitcham Industries, Inc. and First Victoria National Bank (incorporated by reference to Exhibit 10.1 the Company’s Form 8-K filed with the SEC on July 1, 2005).
10.2	-	Security Agreement, dated June 27, 2005, between Mitcham Industries, Inc. and First Victoria National Bank (incorporated by reference to Exhibit 10.2 the Company’s Form 8-K filed with the SEC on July 1, 2005).
10.3	-	Lease and Rental Assignment, dated June 27, 2005, with First Victoria National Bank (incorporated by reference to Exhibit 10.3 the Company’s Form 8-K filed with the SEC on July 1, 2005).
10.4	-	Promissory Note dated June 27, 2005 (incorporated by reference to Exhibit 10.4 the Company’s Form 8-K filed with the SEC on July 1, 2005).
31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	-	Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350.
32.2	-	Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350.