Form 10-Q
period 2005-10-31
MITCHAM INDUSTRIES INC
filed 2005-12-14
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,259,376 shares of Common Stock, $0.01 par value, were outstanding as of December 7, 2005.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	October 31,
	2005	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,138	$15,196
Accounts receivable, net of allowance for doubtful accounts of $723 and $1,210	6,021	7,099
Current portion of notes receivable, net of allowance for doubtful notes of $286 and $198	1,192	584
Inventories	—	1,679
Prepaid expenses and other current assets	705	530
Current assets of discontinued operations	393	388

Total current assets	21,449	25,476
Seismic equipment lease pool, property and equipment	74,792	77,338
Accumulated depreciation of seismic equipment lease pool, property and equipment	(55,067)	(59,961)
Goodwill	—	5,324
Long-term assets of discontinued operations	216	—
Other assets	5	15

Total assets	$41,395	$48,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,893	$1,272
Current maturities — long-term debt	918	—
Deferred revenue	652	644
Income taxes payable	284	151
Wages payable	299	163
Accrued expenses and other current liabilities	458	1,391
Current liabilities of discontinued operations	14	5

Total current liabilities	7,518	3,626

Long-term debt	—	3,000

Total liabilities	7,518	6,626

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,893,732 and 10,112,062 shares issued, respectively	99	101
Additional paid-in capital	62,702	63,582
Treasury stock, at cost (915,000 shares)	(4,686)	(4,686)
Deferred compensation	(94)	(12)
Accumulated deficit	(26,282)	(20,048)
Accumulated other comprehensive income	2,138	2,629

Total shareholders’ equity	33,877	41,566

Total liabilities and shareholders’ equity	$41,395	$48,192

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2005	2004	2005
Revenues:
Equipment leasing	$3,948	$6,676	$12,727	$17,668
Equipment sales	790	3,139	6,610	6,787

Total revenues	4,738	9,815	19,337	24,455

Costs and expenses:
Direct costs — seismic leasing	450	968	1,350	2,174
Cost of equipment sales	557	1,308	3,371	3,072
General and administrative	1,471	2,381	5,419	6,488
Provision for doubtful accounts	122	82	122	161
Depreciation and amortization	2,700	2,253	8,113	6,585

Total costs and expenses	5,300	6,992	18,375	18,480

Operating income (loss)	(562)	2,823	962	5,975

Other income (expense) — net	46	123	80	349
Interest expense	(43)	(39)	(156)	(68)

Income (loss) from continuing operations before income taxes	(559)	2,907	886	6,256

Provision for income taxes	264	57	264	25

Income (loss) from continuing operations	(823)	2,850	622	6,231

Income from discontinued operations, net of income taxes of $0	—	—	80	—

Net income (loss)	$(823)	$2,850	$702	$6,231

Income (loss) per common share from continuing operations
Basic	$(0.09)	$0.31	$0.07	$0.69
Diluted	$(0.09)	$0.29	$0.07	$0.64

Income per common share from discontinued operations
Basic	$—	$—	$0.01	$—
Diluted	$—	$—	$0.01	$—

Net income (loss) per common share
Basic	$(0.09)	$0.31	$0.08	$0.69
Diluted	$(0.09)	$0.29	$0.08	$0.64

Shares used in computing net income per common share:
Basic	8,880,000	9,152,000	8,824,000	9,061,000
Dilutive effect of common stock equivalents	—	750,000	411,000	684,000

Diluted	8,880,000	9,902,000	9,235,000	9,745,000

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 31,
	2004	2005
Cash flows from operating activities:
Income from continuing operations	$622	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,113	6,585
Stock-based compensation	—	82
Provision for doubtful accounts, net of charge offs	148	162
Net book value of seismic equipment sold	1,770	109
Changes in:
Trade accounts receivable	358	(58)
Inventories	—	(792)
Prepaid expenses and other assets	—	367
Income taxes payable	—	(133)
Accounts payable, accrued expenses and other current liabilities	(639)	(4,494)

Net cash provided by operating activities	10,372	8,059

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,687)	(3,274)
Purchases of property and equipment	(284)	(374)
Acquisition of Seamap, net of cash acquired	—	(2,473)
Seamap acquisition costs	—	(56)

Net cash used in investing activities	(1,971)	(6,177)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	703	882
Payments on borrowings	(2,940)	(918)

Net cash used in financing activities	(2,237)	(36)

Net increase in cash and cash equivalents-continuing operations	6,164	1,846

Net increase (decrease) in cash and cash equivalents-discontinued operations	(69)	212

Cash and cash equivalents, beginning of period	6,834	13,138

Cash and cash equivalents, end of period	$12,929	$15,196

Supplemental cash flow information:
Interest paid	$156	$70

Seismic equipment acquired in exchange for cancellation of accounts receivable	$685	$—

Noncash transactions:
Seamap shareholder notes payable	$—	$3,000

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (“Mitcham” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2005. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2005; the results of operations for the three and nine months ended October 31, 2005 and 2004; and the cash flows for the nine months ended October 31, 2005 and 2004, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2006.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income or loss.

2.	Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and Mitcham Canada Ltd., its wholly owned Canadian subsidiary, provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd., (“Seamap”), designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Through its wholly owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are classified as discontinued operations and all prior period statements have been reclassified accordingly. See Note 9. All intercompany transactions and balances have been eliminated in consolidation.

3.	Acquisitions

On July 12, 2005, the Company acquired 100% of the stock of Seamap. Seamap is engaged in the manufacture and sale of state-of-the-art seismic and offshore telemetry systems. As a result of this acquisition, Seamap’s proprietary products will expand Mitcham’s market and diversify its customer base and will be a complement to Mitcham’s growing marine rental and sales business. Mitcham will have a broader range of product offerings and the addition of strategic facilities in support of Mitcham’s expanding global operations. The consolidated financial statements for and as of the nine-month period ended October 31, 2005 include the assets and liabilities and the operating results for the period from acquisition date through October 31, 2005. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Mitcham applied purchase accounting to the transaction, resulting in the initial recognition of additional property and equipment of $150,000. Mitcham recognized goodwill of approximately $5.3 million from the transaction. None of the goodwill recognized is deductible for tax purposes. The allocation of the purchase price may change as time progresses and more information is obtained about the assets acquired.

The purchase included all the net assets of Seamap, which are located in Huntsville, Texas, Singapore and in the United Kingdom. Seamap was purchased for a total of $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the former shareholders of Seamap (see Note 5). The terms of the purchase and sale agreement provide for two additional earn-out payments of $1.0 million if Seamap achieves certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period ending April 30, 2010. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.

The following is a summary of the preliminary allocations of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition (in thousands):

Current assets	$2,635
Equipment	150
Current liabilities	(1,579)
Goodwill	5,324
Acquisition costs	59

Total purchase price	$6,589

At the time of the acquisition, Seamap had approximately $150,000 of fixed assets. These assets consisted primarily of vehicles, computer and workshop equipment and will remain in use in the same manner as prior to the acquisition.

Pro Forma Results of Operations

The following pro forma results of operations for the three and nine months ended October 31, 2005 and the three and nine months ended October 31, 2004 assumes the acquisition occurred on February 1, 2004, and reflects the full results of operations for the three-month and nine-month periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2005	2004	2005
	(in thousands except per share amounts)
Revenues	$6,483	$9,815	$24,220	$29,494
Income from continuing operations	$54	$2,850	$2,471	$7,015

Net Income	$54	$2,850	$2,551	$7,015

Earnings per share:

Basic	$0.01	$0.31	$0.29	$0.77

Diluted	$0.01	$0.29	$0.28	$0.72
4.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	October 31,
	2004	2005
Raw materials	$—	$698
Finished goods	—	981

Total inventories	$—	$1,679

5.	Debt

On March 30, 2004, we obtained a $4.0 million revolving loan agreement and credit line with First Victoria National Bank. The line provided us with funds to purchase equipment and was secured by the equipment purchased and any leases on that equipment. Interest was payable monthly at prime plus 1/2%. Principal was due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The revolving loan and credit line expired on June 30, 2005.

On June 27, 2005, we obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank. This line replaced and increased the expiring credit line of $4.0 million with First Victoria National Bank. The new facility has a two-year term and bears interest at the prime rate. The credit line allows us to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of First Victoria National Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. We have not borrowed any funds available under this credit line.

In connection with the Seamap acquisition, the Company issued $3.0 million in promissory notes payable to the shareholders of Seamap. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $1.0 million, each subject to Seamap achieving certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in shareholders’ equity (deficit) during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2005	2004	2005
Net income (loss)	$(823)	$2,850	$702	$6,231
Change in foreign currency translation adjustment	776	418	585	491

Comprehensive income (loss)	$(47)	$3,268	$1,287	$6,722

7.	Earnings Per Share

For the three and nine months ended October 31, 2004 and 2005, the following table sets forth the number of dilutive shares that may be issued pursuant to stock options currently outstanding, which number was used in the per share calculations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2005	2004	2005
Stock options	—	737,000	411,000	673,000
Warrants	—	13,000	—	11,000

	—	750,000	411,000	684,000

8.	Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 (in thousands except per share amounts).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2005	2004	2005
Pro forma impact of fair value method (FAS 148)
Reported income (loss) from continuing operations	$(823)	$2,850	$622	$6,231
Less: fair value impact of employee stock compensation	(110)	(346)	(248)	(830)

Pro forma income (loss) from continuing operations	$(933)	$2,504	$374	$5,401

Reported net income (loss)	$(823)	$2,850	$702	$6,231
Less: fair value impact of employee stock compensation	(110)	(346)	(248)	(830)

Pro forma net income (loss)	$(933)	$2,504	$454	$5,401

Income per common share
Reported continuing operations income (loss) per share:
Basic	$(0.09)	$0.31	$0.07	$0.69
Diluted	$(0.09)	$0.29	$0.07	$0.64
Pro forma continuing operations income (loss) per share:
Basic	$(0.11)	$0.27	$0.04	$0.60
Diluted	$(0.11)	$0.25	$0.04	$0.55
Reported net income (loss) per share:
Basic	$(0.09)	$0.31	$0.08	$0.69
Diluted	$(0.09)	$0.29	$0.08	$0.64
Pro forma net income (loss) per share:
Basic	$(0.11)	$0.27	$0.05	$0.60
Diluted	$(0.11)	$0.25	$0.05	$0.55
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3-5%	3-5%	3-5%	3-5%
Expected life	3-8 yrs.	8 yrs.	3-8 yrs.	8 yrs.
Expected volatility	65-68%	63-69%	65-68%	63-69%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
9.	Discontinued Operations

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

Effective with the October 31, 2003 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been reclassified accordingly. A summary of DSI’s revenues and pretax income (loss) is reflected as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2005	2004	2005
Revenues	$—	$—	$—	$—
Pretax income (loss)	$—	$—	$80	$—
A summary of DSI’s assets and liabilities is reflected as follows (in thousands):

	January 31,	October 31,
	2005	2005
Accounts and notes receivable of discontinued operations	$498	$376
Other current assets of discontinued operations	$111	$12
Accounts payable and accrued liabilities of discontinued operations	$14	$5
10.	Segment Reporting

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

The Mitcham Segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. Mitcham is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada, Brisbane, Australia and associates throughout Europe, South America and Asia.

Financial information by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended October 31, 2005			Nine Months Ended October 31, 2005
	Seamap	Mitcham	Total	Seamap	Mitcham	Total
Revenues	$1,656	$8,159	$9,815	$2,129	$22,326	$24,455

Net Income	$49	$2,801	$2,850	$108	$6,123	$6,231

				October 31, 2005

Total Assets				$8,304	$39,888	$48,192

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and our three wholly owned subsidiaries, Mitcham Canada Ltd., Seismic Asia Pacific Pty Ltd. (“SAP”), and Seamap International Holdings Pte Ltd. (“Seamap”), which the Company acquired on July 12, 2005. Seamap operates through its three wholly owned subsidiaries, Seamap Inc., Seamap (UK) Ltd., and Seamap Pte. Ltd. Through its wholly owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI.
Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. We believe that we are the largest independent lessor of seismic equipment. Due to this unique position, we have access to information about future projects from many data acquisition contractors. Based on our analysis of various indicators, including recent bid activity, equipment movement and public announcements of companies adding crew capacity, it appears that the seismic exploration market is in an uptrend. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.
We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, marine and transition zone seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at October 31, 2005 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing of seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
Results of Operations
For the three months ended October 31, 2005 and 2004
For the quarter ended October 31, 2005, we recorded net income of $2.9 million, compared to a net loss for the comparable quarter of 2004 of $0.8 million.

During the quarter ended October 31, 2005, our results of operations were affected by several significant factors, which are discussed below. Our revenues increased approximately $5.1 million, reflecting an increase in leasing revenues of $2.7 million, and an increase in equipment sales of $2.4 million from the corresponding quarter in the prior fiscal year.
Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $2.3 million for the quarter ended October 31, 2005, historically has been our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
Revenues
For the quarter ended October 31, 2005, consolidated revenues increased by $5.1 million, or 107%, to a total of $9.8 million, as compared to $4.7 million for the corresponding quarter in 2004. The increase was comprised of a $2.7 million increase in leasing revenues, in addition to a $2.4 million increase in sales of equipment. For the quarter ended October 31, 2005, leasing revenues increased to $6.7 million compared to $3.9 million in the prior year. Due to increased demand, our leasing revenues doubled in our U.S. operations to $4.4 million from $2.2 million in 2004, while leasing revenues in our other operations increased by $0.5 million in the quarter ended October 31, 2005 as compared to the corresponding quarter in 2004.
Equipment sales for the quarter ended October 31, 2005 were $3.1 million as compared to $0.8 million for the comparable quarter in 2004. Sales by Seamap accounted for $1.7 million of the increase. The remaining portion of the increase is attributable to sales of seismic equipment. Cost of equipment sales for the quarters ended October 31, 2005 and 2004 were $1.3 million and $0.6 million, respectively, with $0.6 million attributable to Seamap operations. The remaining portion of the increase is attributable to Mitcham’s other operations. Gross margins on equipment sales were 58% and 29% for the quarters ended October 31, 2005 and 2004, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.
Costs and Expenses
For the quarter ended October 31, 2005, depreciation expense was $2.3 million, which was $0.4 million, or 17%, lower than the depreciation expense for the comparable quarter in 2004. The decrease in depreciation expense from the quarter ended October 31, 2004 to the comparable quarter for 2005 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life.
Direct costs for the quarter ended October 31, 2005 were $1.0 million, which was approximately $0.6 million more than direct costs for the comparable quarter in 2004. The increase was primarily due to additional repair and leasing expense resulting from the increase in leasing activity.
General and administrative expenses for the quarter ended October 31, 2005 totaled approximately $2.4 million, or $0.9 million greater than 2004 expenses of $1.5 million. The increase in general and administrative expenses was primarily due to the addition of Seamap general and administrative expenses of $0.8 million, which was partially offset by a decrease in legal fees.
For the quarter ended October 31, 2005, we recorded estimated income tax provision in the amount of $0.1 million, compared to $0.3 million of income tax provision in the comparable quarter of the prior year. The estimated tax provision was primarily attributable to Mitcham’s Texas operations, after taking into account all net operating loss carry-forwards available to us.

Results of Operations
For the nine months ended October 31, 2005 and 2004
Revenues
For the nine months ended October 31, 2005, we recorded net income of $6.2 million, compared to $0.7 million for the comparable period in 2004.
Consolidated revenues increased to $24.5 million for the nine months ended October 31, 2005 from $19.3 million for the nine months ended October 31, 2004. For the nine months ended October 31, 2005, leasing revenues increased $4.9 million, primarily due to an increase in leasing activity in our U.S. and Canadian operations.
Equipment sales for the nine months ended October 31, 2005 were $6.8 million as compared to $6.6 million for the comparable period in 2004. Equipment sales related to Seamap totaled $2.1 million. Mitcham’s revenue generation priority is for short-term leasing of equipment. Sales of seismic equipment are conducted only when an appropriate opportunity is present. Cost of equipment sales for the nine months ended October 31, 2005 and 2004 were $3.1 million and $3.4 million, respectively. Cost of equipment sales for Seamap was $0.9 million. Gross margins on equipment sales were 55% and 49% for the nine months ended October 31, 2005 and 2004, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.
Costs and Expenses
For the nine months ended October 31, 2005, depreciation expense was $6.6 million, which was $1.5 million, or 19%, lower than the depreciation expense in the comparable nine-month period in 2004. The decrease in depreciation expense for the nine months ended October 31, 2005 from the comparable nine-month period ended October 31, 2004 was principally due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life.
Direct costs for the nine months ended October 31, 2005 were $2.2 million, which was approximately $0.8 million higher than the direct cost expense for the comparable period in 2004. The increase in direct costs was primarily a result of higher equipment repair expenses resulting from an increase in leasing activity.
General and administrative expenses for the nine months ended October 31, 2005 totaled approximately $6.5 million, or $1.1 million greater than 2004 expenses of $5.4 million. The increase in general and administrative expenses was due to the addition of Seamap’s general and administrative expenses of $1.0 million, and an increase in wages and accounting and consulting expenses. These increases were partially offset by a decrease in legal fees.
Provision (benefit) for income taxes for the nine months ended October 31, 2005 included a foreign tax credit that was recently settled.
Liquidity and Capital Resources
As of October 31, 2005, we had net working capital of approximately $21.8 million as compared to net working capital of $13.9 million at January 31, 2005. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the nine months ended October 31, 2005 was $8.1 million, as compared to net cash provided by operating activities of $10.4 million for the nine months ended October 31, 2004. The decrease in 2005 was due in large part to reductions in accounts payable related to payments made for the acquisition of seismic and other equipment of more than $3.6 million in the first six months of the year. Net cash used in financing activities for the nine months ended October 31, 2005 was not material, compared to net cash used in financing activities for the comparable period in 2004 of $2.2 million.
Capital expenditures for the nine months ended October 31, 2005 totaled approximately $3.6 million as compared to capital expenditures of $2.0 million for the comparable period in 2004. Our 2005 and 2004 capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts.
At October 31, 2005, we had trade accounts and notes receivable of $1.4 million that were more than 90 days past due. As of October 31, 2005, our allowance for doubtful accounts was approximately $1.4 million, which management believes is sufficient to cover any losses in our receivable balances.

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
On March 30, 2004, we obtained a $4.0 million revolving loan agreement and credit line with First Victoria National Bank. The line provided us with funds to purchase equipment and was secured by the equipment purchased and any leases on that equipment. Interest was payable monthly at prime plus 1/2%. Principal was due on each note 25% after six months, 25% after nine months and the remaining 50% after a year from the date of each note. The revolving loan and credit line expired on June 30, 2005.
On June 27, 2005, we obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank. This line replaced and increased the expiring credit line of $4.0 million with First Victoria National Bank. The new facility has a two-year term and bears interest at the prime rate. The credit line allows us to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of First Victoria National Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions.
We have not borrowed any funds available under this credit line. Although we have sufficient cash to meet known commitments and no current plans to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease, as needed, on short notice to take advantage of strategic opportunities.
On July 12, 2005, we acquired 100% of the stock of Seamap. Seamap is a company engaged in the manufacture and sale of state of the art seismic and offshore telemetry systems. The purchase involved all the assets of Seamap in its locations in Huntsville, Texas, Singapore and in the United Kingdom. Seamap was purchased for $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the shareholders of Seamap. The cash was provided from cash flow from operations. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $1.0 million each if Seamap achieves certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.
At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures and acquisitions.

New Russian Operation
In November, 2005, Mitcham established a new wholly owned subsidiary in Ufa, Russia named Mitcham Seismic Eurasia LLC (“MSE”). This subsidiary will perform equipment rental and technical assistance services primarily for the Russia, CIS and Eurasia theatre of operations.
Critical Accounting Policies and Estimates
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
Critical accounting policies are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting policies and estimates.
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
As required by the United States Securities and Exchange Commission (the “SEC”) Rule 13a-15(b), we evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to timely alert them to material information regarding the Company that is required to be included in our periodic reports filed with the SEC, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America. During the three months ended October 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Forward-Looking Statements and Risk Factors
Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I, Item 4. “Controls and Procedures” and in Part II, Item 1. “Legal Proceedings”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 31, 2005 and elsewhere within this Quarterly Report on Form 10-Q.

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

MITCHAM INDUSTRIES, INC.
Date: December 13, 2005	/s/ Michael A. Pugh
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