Form 10-K
period 2006-01-31
MITCHAM INDUSTRIES INC
filed 2006-05-10
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 000-25142
Mitcham Industries, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8141 SH 75 South
P.O. Box 1175
Huntsville, Texas	77342
(Address of principal executive offices)	(Zip Code)
936-291-2277
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,725,921 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $.01 par value per share	9,572,610 shares
DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held July 27, 2006 (Proxy Statement)	Part III

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
     Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and our four wholly owned subsidiaries, Mitcham Canada Ltd., Seismic Asia Pacific Pty Ltd. (“SAP”), Seamap International Holdings Pte Ltd. (“Seamap”), which the Company acquired on July 12, 2005, and Mitcham Seismic Eurasia LLC (“MSE”), which the Company established in November 2005. Seamap operates through its three wholly owned subsidiaries, Seamap Inc., Seamap (UK) Ltd., and Seamap Pte. Ltd. Through its wholly owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI.
     We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land and in transition zones (marsh and shallow water areas). We conduct our operations on a worldwide basis and are the world’s largest independent lessor of seismic equipment. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, nor similar exclusive lease referral agreements with suppliers. Over the last several years, advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas. These advances have made it more economical for exploration and production companies to procure more seismic data, resulting in greater demand for our equipment.
     We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including many electronic components of land and transition zone seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of our seismic equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, “Sercel”) and Input/Output, Inc. (“I/O”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. At January 31, 2006, approximately 43% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones and other peripheral equipment.
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
     We also sell a broad range of used seismic equipment on a worldwide basis and SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers.

     We have supply and exclusive lease referral agreements with several leading seismic equipment manufacturers, including Sercel and Pelton Company, Inc., a subsidiary of I/O (“Pelton”), which we believe provide us with certain competitive advantages. Under these agreements, we are the exclusive worldwide short-term leasing representative for certain products.
Business Strategy
     Our business strategy is to meet the needs of users of seismic equipment through our equipment leasing. To accomplish this, we have identified the following major objectives:
•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool, including the addition of marine equipment. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. Historically, North and South America have been our core operating areas, with a limited amount of international leasing activities; however, our revenues from international sources have increased. We intend to expand our international leasing and sales activities utilizing Seamap’s and MSE’s activities and locations to exploit new opportunities. We believe there are significant opportunities to continue to expand our international leasing and sales activities.

•	Maintain alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers allow us to expand our equipment lease pool on favorable terms. We believe such relationships improve our access to customers and provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector.
Recent Developments
     On July 12, 2005, we acquired Seamap, which designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry, including a new fairlead that streamlines streamer deployment. Financial results from Seamap are included from the acquisition date of July 12, 2005.
     In November 2005, MSE established an office in Ufa, Bashkortostan, Russia. MSE will perform equipment rental and technical assistance services primarily for our Russian, CIS and Eurasian operations.
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
     In seismic data acquisition, an acoustic wave is generated at or below the earth’s surface through the discharge of compressed air, the detonation of small explosive charges or the use of large earth vibrators. As the acoustic wave travels through the earth, it is partially reflected by the underlying rock layers and the reflected energy is captured by the geophones, which are situated at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channel boxes, which convert the signals from analog to digital data and transmit this data via cable to the CEU. The CEU stores the seismic data on magnetic tape, disk or other recording media for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.
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
     Our equipment lease pool includes a total of approximately 40,100 seismic recording channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, earth vibrators, peripheral equipment and geographic survey and other equipment. All of our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.
     Our equipment leases generally have terms of three to nine months and are typically renewable on a month-to-month basis. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers.
     Our equipment lease rates vary according to an item’s expected useful life, utilization and initial cost. The lessee must obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability and casualty insurance on the leased equipment during the term of the lease. Before equipment is delivered, the lessee must certify that we have been named an additional insured and loss payee on its policies. The lessee is responsible for all maintenance and repairs of leased equipment other than those arising from normal wear and tear. All taxes (other than income taxes) and assessments are the contractual obligation of the lessee.
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada, a significant percentage of the seismic survey activity occurs in the winter season, from January through March or April. Similarly, in Russia, the major seismic season runs from December through April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In the United States and in international markets other than Canada and northern Russia, most of the seismic survey work is not usually affected by weather. Southern Russia and the C.I.S. seismic season is not affected by the weather and we are able to conduct business within these areas year round. As a result of Canadian and Russian weather conditions, we attempt to manage our equipment lease pool to meet seasonal demands. Equipment leased in Canada and Russia during the winter months is typically moved to other markets during these periods of slack demand.
     While it is our general practice to lease our seismic equipment on a monthly basis, to respond to very competitive market conditions in the Canadian market in the winter months, we have in recent years leased certain equipment on a day rate usage basis rather than on a flat monthly fee basis.
     Seismic Equipment Sales. We sell used equipment from our lease pool. From time to time we also buy equipment for resale in response to specific customer orders. When equipment is purchased in response to a specific customer order, we will typically invoice the equipment to the customer with a nominal markup. The cost of this equipment is recorded directly to cost of sales. Used equipment sold from our lease pool can have a wide range of gross margin depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. The Company does not take title to equipment held on consignment but does take title to equipment sold by SAP.

     Other Equipment Sales. SAP, headquartered in Brisbane, Australia, sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines. SAP also supplies and services hydrographic and radio and satellite positioning equipment for government and private entities. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment.
Key Supplier Agreements
     The Sercel Lease Agreement
     Effective January 1, 2005, we renewed our then-existing exclusive leasing arrangement with Sercel, a major manufacturer of 3-D seismic data acquisition equipment, by entering into a new Equipment Lease Agreement (the “Sercel Agreement”).
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
     Other Agreements
     We have an exclusive lease referral agreement with Pelton, a leading manufacturer and supplier of vibrator control electronics,. (the “Pelton Agreement”). The terms of the Pelton Agreement are similar to those of the Sercel Agreement, except that (a) Pelton may not engage in short-term leasing (leases for periods of less than a year) of the equipment covered, and (b) the Pelton Agreement may be terminated by either party upon 90 days’ prior written notice.
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
Discontinued Operations
     On January 28, 2002, we formed a wholly owned subsidiary, Drilling Services, Inc. (DSI), to own and operate a fleet of seismic shot hole drills and to provide other services required by seismic data acquisition contractors. On August 1, 2003, we sold the operating assets of DSI. Our decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250,000 cash and an $800,000 note receivable due over three years. Additionally, the buyer assumed $143,000 of capitalized lease obligations.

     We recorded an asset impairment charge of $700,000 in 2004 related to the sale of DSI’s assets. The impairment charge was included in the loss from discontinued operations. The operating results and assets and liabilities of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. We recorded a loss from discontinued operations, net of applicable taxes, of $2,422,000 in fiscal 2003 and $2,715,000 in fiscal 2004 and income from discontinued operations in the amount of $80,000 in fiscal 2005. There was no income or loss from discontinued operations during fiscal 2006.
Customers, Sales and Marketing
     Our lease customers are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2006, we had lease customers with 73 active leases of various lengths, but typically for less than a year. Our seismic equipment sales customers include seismic data acquisition contractors, foreign governments, universities, engineering firms and research organizations worldwide. For information regarding the extension of payment terms to customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     We participate in both domestic and international trade shows and expositions to inform the industry of our products and services. In addition to advertising in major geophysical trade journals, direct advertising in the form of a semi-annual listing of equipment offerings is provided to over 1,000 industry participants. In addition, we advertise our alliances with Sercel and Pelton in major geophysical trade journals and list our seismic equipment available for lease and sale on our website, www.mitchamindustries.com.
     In addition to our newly acquired subsidiary, Seamap and our newly opened facility in Russia, we continue to work with a network of representatives in several international markets, including Europe, Asia, Russia and other former Soviet Union countries. These agents generate equipment sales and, to a lesser extent, equipment leasing business for us and are compensated on a commission basis. We also expend resources in the areas of customer service, product support and the maintenance of customer relationships.
     A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows:

	Year Ended January 31,
	2004	2005	2006
Canada	$9,530,000	$6,587,000	$8,914,000
UK / Europe	808,000	1,950,000	2,355,000
Mexico	110,000	31,000	13,000
South America	1,012,000	2,931,000	3,220,000
Asia/South Pacific	4,569,000	7,170,000	10,479,000
Other	513,000	458,000	220,000

Totals	$16,542,000	$19,127,000	$25,201,000

     Two customers represented approximately 11% and 10% of fiscal 2004 total revenues. One customer represented approximately 10% of fiscal 2005 and fiscal 2006 total revenues. No other customer exceeded 10% of revenues for fiscal 2004, 2005 and 2006.
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
Suppliers
     We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from equipment manufacturers, Sercel and I/O. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones and cables), Steward Cable (cables) and Seismic Source Company (shooting systems). From time to time, we purchase new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.
Employees
     As of January 31, 2006, we employed 111 people, none of whom is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.
Website Access to Our Periodic SEC Reports
     Our internet address is http://www.mitchamindustries.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge through our website. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Form 10-K.
Forward-Looking Statements
     Certain information contained in this Annual Report on Form 10-K (including statements contained in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 9A. “Controls and Procedures”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC”), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934 (“the Exchange Act”). This information includes, without limitation, statements concerning:
o	our future financial position and results of operations;

o	planned capital expenditures;

o	our business strategy and other plans for future operations;

o	the future mix of revenues and business;

o	our commitments and contingent liabilities;

o	future demand for our services; and

o	predicted improvement in energy industry and seismic service industry conditions.

     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below in Item 1A. “Risk Factors” and elsewhere within this Annual Report on Form 10-K.
Item 1A. Risk Factors
Demand for Land-Based Seismic Data Is Not Assured
     Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:
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
Loss of Significant Customers Will Adversely Affect Us
     We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2004, 2005 and 2006, the single largest customer accounted for approximately 11%, 10% and 10%, respectively, of our consolidated revenues. Because our customer base is relatively small, the loss of one or more customers for any reason could adversely affect our results of operations.
Significant Defaults of Past-Due Customer Accounts Would Adversely Affect Our Results of Operations
     On January 31, 2006, we had approximately $9.7 million of customer accounts and notes receivable of which $2.3 million was over 90 days past due. At January 31, 2006 we had an allowance of $1.2 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.
International Economic and Political Instability Could Adversely Our Results of Operations
     Our results of operations are dependent upon the current political and economic climate of several countries in which our customers either operate or are located. International sources (including Canada) accounted for approximately 73% of our revenues in the fiscal year ended January 31, 2006. Since the majority of our lease and sales contracts with our customers are denominated in U.S., Australian, Canadian and Singapore dollars and British pounds, there is some risk of economic loss from fluctuations in foreign currencies. However, our internationally-sourced revenues are still subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and expropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other hazards.

Foreign Currency Exchange Rates Have Increasingly Materially Affected Our Results of Operations
     For accounting purposes, balance sheet accounts of the Canadian, Australian, United Kingdom, Singapore and Russian subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has become material because of the significant amount of equipment assigned to our Canadian and Australian operations and the fluctuations in the Canadian and Australian dollar exchange rates over the last few years.
Our Operations and Financial Condition Would Be Materially Adversely Affected if We Are Unable to Continually Obtain Additional Lease Contracts
     Our seismic equipment leases typically have a term of three to nine months and provide gross revenues that recover only a portion of our capital investment on the initial lease. Our ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lessees are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although we have been successful in obtaining additional lease contracts with other customers after the termination of the original leases, there can be no assurance that we will continue to do so. Our failure to obtain additional leases or extensions beyond the initial lease term would have a material adverse effect on our operations and financial condition.
We Depend on Key Personnel
     Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our President and Chief Executive Officer, Mr. Michael Pinnington, our Managing Director of Seamap (UK) and Mr. Mark Welker, our Managing Director of Seamap Pte Ltd. Mr. Mitcham’s employment agreement is automatically renewed on a year-to-year basis until terminated by either party giving 30 days notice prior to the end of the current term (subject to earlier termination on certain stated events). The agreement prohibits Mr. Mitcham from engaging in any business activities that are competitive with our business and from diverting any of our customers to a competitor for two years after the termination of his employment. Both Mr. Pinnington and Mr. Welker have a five-year employment agreement with the Company effective July 2005 that prohibits them from engaging in a similar business as the Company for a period of seven years, should they leave employment of the Company. The loss of the services of Mr. Mitcham, Mr. Pinnington or Mr. Welker could have a material adverse effect on the Company.
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
Weather Conditions Cause Seasonal Fluctuations in Our Operating Results
     The first and fourth quarters of our fiscal year have historically accounted for a greater portion of our revenues than do our second and third quarters. This seasonality in leasing revenues is primarily due to the increased seismic survey activity in Canada from January through March or April. This seasonal pattern may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

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
We Rely on a Small Number of Suppliers and Disruption in Vendor Supplies Could Adversely Affect Our Results of Operations
     We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. We believe we have satisfactory relationships with our suppliers. However, should those relationships deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining the existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these could adversely affect our future results of operations.
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
Item 1B. Unresolved Staff Comments
     Not applicable
Item 2. Properties
     We own our corporate office and warehouse facilities in Huntsville, Texas. Our headquarters facility consists of 25,000 square feet of office and warehouse space on approximately six acres. We also lease approximately 31,000 square feet of office and warehouse space at our facility in Calgary, Canada. SAP leases approximately 4,400 square feet of office and warehouse space in Salisbury, Australia. Seamap leases approximately 11,800 square feet of office and warehouse space in Somerset, United Kingdom and approximately 20,000 square feet of office and warehouse space in Singapore. MSE leases approximately 500 square feet of office space in Ufa, Bashkortostan, Russia. Our facilities are adequately utilized for our current operations.

Item 3. Legal Proceedings
     From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     None
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
     Our common stock is traded on the Nasdaq National Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended January 31, 2005:
First Quarter	$5.35	$3.10
Second Quarter	5.25	3.42
Third Quarter	7.68	4.20
Fourth Quarter	8.94	5.40
Fiscal Year Ended January 31, 2006:
First Quarter	7.90	6.03
Second Quarter	9.63	6.34
Third Quarter	11.89	8.05
Fourth Quarter	26.18	10.55
     As of May 1, 2006, there were approximately 4,200 holders of record of our common stock.
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

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth certain information with respect to our equity compensation plans as of January 31, 2006:
EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans (1)
Equity compensation plans approved by our shareholders (2)	1,054,920	$5.15	218,530
Equity compensation plans not approved by our shareholders	0	0	0

Total	1,054,920	$5.15	218,530

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Includes options granted under the 1994 Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 1998 Amended and Restated Stock Awards Plan and 2000 Stock Option Plan, each of which is further described in footnote 17 to ourconsolidated Financial Statements filed elsewhere herein.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
     The Company did not purchase any of its securities during the fiscal year ended January 31, 2006.
Item 6. Selected Financial Data
     The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements including the footnotes thereto.

	Year Ended January 31,
	2002	2003	2004	2005	2006
	(Amounts in thousands, except per share amounts)
Net sales and other revenues	$27,183	$14,139	$22,406	$26,368	$34,589
Income (loss) from continuing operations	(8,457)	(7,677)	(3,574)	2,049	10,855
Income (loss) from continuing operations per common share — basic	(0.95)	(0.88)	(0.41)	0.23	1.19
Income (loss) from continuing operations per common share — diluted	(0.95)	(0.88)	(0.41)	0.22	1.10
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data:
Cash and short-term investments	8,244	5,137	6,834	13,138	18,976
Seismic equipment lease pool and property and equipment, net	45,567	33,154	25,359	19,725	19,924
Total assets	58,795	44,340	40,730	41,395	57,620
Long-term debt	4,079	4,622	2,418	—	3,000
Total liabilities	16,192	10,682	9,933	7,518	10,169
Total shareholders’ equity	42,603	33,658	30,797	33,877	47,451

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count”, and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Due to our unique position as the largest independent lessor of seismic equipment, we believe that we are privy to information about future projects from many data acquisition contractors. As a result, the seismic exploration market is improving. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.
     We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at January 31, 2006 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment that we do not have immediate or near term need for in our leasing business or if we desire to upgrade our lease pool. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment.
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada and Russia, where a significant percentage of seismic survey activity occurs in the winter months, from January through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain.
     Current prices of oil and natural gas have resulted in increased activity in the oil and gas industry resulting in an increased demand for seismic services. This increased demand has contributed to an increased demand for leasing of our equipment. We cannot predict how long the current trend will last, but we have learned that a depressed oil and gas industry results in lower demand, thus lower revenues from leasing our equipment. The Company does not quantitatively calculate utilization rates for its equipment lease pool. However, we do subjectively monitor factors which we believe reflect trends in utilization. For example, we believe that the increase in our leasing revenues and the relatively constant size of our lease pool can be attributed to an increase in utilization of our lease pool equipment. The Company has relatively fixed costs within certain revenue ranges and, as a result, our earnings are particularly sensitive to changes in utilization and demand for our lease equipment.
     Our operations and the utilization of our lease pool depend upon these levels of activity. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Our revenues increased during 2004 and 2005, which we believe resulted from an improvement in market conditions. We believe that increased activity will result in a greater demand for our lease pool equipment, which will result in increased utilization of our lease pool equipment.
     For the years ended January 31, 2004, 2005 and 2006, revenues from international customers totaled $16.5 million, $19.1 million and $25.2 million, representing 74%, 73% and 73% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and British pounds.
Results of Operations – Mitcham Consolidated
     For the fiscal year ended January 31, 2006, we recorded income from continuing operations in the approximate amount of $10.9 million, compared to income from continuing operations of approximately $2.0 million for the fiscal year ended January 31, 2005 and a loss of $3.6 million for the fiscal year ended January 31, 2004. We had no income or loss from discontinued operations for the fiscal year ended January 31, 2006 compared to income of $0.1 million for the fiscal year ended January 31, 2005 and a loss of $2.7 million for the fiscal year ended January 31, 2004.

     During fiscal 2006, our results of operations were affected by several significant factors. Our revenues increased $8.2 million, reflecting a significant increase in leasing revenues of $5.0 million and an increase in equipment sales of $3.2 million primarily as a result of our acquisition of Seamap. The increase in revenues was attributable to several factors. Our increase in leasing revenues was largely attributable to the significant increase in leasing activities recorded by our U.S. operations.
     Our fixed and variable costs are an important factor affecting our results of operations. Depreciation expense totaled $9.0 million, and includes amortization of intangible assets in the amount of $0.3, for the year ended January 31, 2006. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct cost of seismic leasing is a variable expense that fluctuates with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
Revenues – Mitcham Consolidated
     For fiscal 2006, our consolidated revenues increased $8.2 million, or 31%, to $34.6 million from fiscal 2005, representing increases in both leasing and sales activity for the year. During fiscal 2006, leasing revenues increased $5.0 million, while Seamap contributed $4.0 million in equipment sales. Additionally, our leasing revenues significantly increased in our U.S. operations and were complemented by moderate increases in our Canadian and Australian operations. A weakened U.S. dollar and its impact on foreign currency exchange rates had the effect of increasing consolidated revenues during the year ended January 31, 2006 by $0.2 million over the prior year.
     For fiscal 2005, consolidated revenues increased $4.0 million, or 18%, to $26.4 million from fiscal 2004, driven by increases in both leasing and sales activity during the year. Consolidated revenues for fiscal 2004 increased approximately $8.3 million, or 58%, from fiscal 2003 due mainly to increases in both leasing and sales activities for the year.
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
     Seismic equipment sales for fiscal 2006 were $12.5 million as compared to $9.3 million and $8.6 million for fiscal 2005 and 2004, respectively. Cost of sales for the fiscal years ended January 31, 2006, 2005 and 2004 were $5.0 million, $4.6 million and $4.7 million, respectively. Gross margins on equipment sales were 60%, 50% and 45% for fiscal years 2006, 2005 and 2004, respectively. Seamap operations contributed $4.0 million in equipment sales.
Costs and Expenses – Mitcham Consolidated
     Depreciation expense for fiscal 2006 amounted to $9.0 million, including $0.3 million amortization on intangible assets, which was $1.6 million, or 15%, lower than fiscal 2005. The depreciation totals are a sum of “Direct costs – lease pool depreciation” in the amount of $8.3 million and “Depreciation and amortization” totaling $0.7 million. For fiscal 2005, depreciation expense was $10.6 million, which was $3.1 million, or 23%, lower than fiscal 2004 depreciation expense. During fiscal 2004, we recorded depreciation expense in the amount of $13.7 million. At January 31, 2005, approximately $24.3 million of our lease pool assets were fully depreciated. This compares to $41.1 million at January 31, 2006. These assets, though fully depreciated, are expected to generate revenue by either leasing activity or through a sale of that equipment. Foreign currency translation rates had the effect of increasing fiscal 2006 depreciation expense by approximately $0.1 million. For fiscal 2005, foreign currency translation rates had the effect of increasing depreciation expense by $0.1 million from the fiscal 2004 amount.
     Our business generally parallels trends in the oil and gas industry. When the oil and gas industry was depressed over the period from 1998 to 2004, we experienced net losses for those periods. As the oil and gas industry is on an upward trend and we are experiencing increased demand for our equipment, including equipment that has been fully depreciated, increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenue on a lease contract. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. For example, we have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. These lower purchase prices are the sole reasons for the decrease in our cost basis as the total number of units of lease pool equipment have not materially decreased. On the other hand, although some of the equipment in our lease pool has reached the end of its depreciable life, given the increased demand, that equipment continues to be in service and continues to generate revenue. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately. Currently, in our industry, higher demand is generating more leasing revenue and older equipment is more in demand than in times past.
     We recorded direct costs related to seismic leasing for fiscal 2006 in the amount of $2.9 million, which was approximately $1.3 million higher than fiscal 2005. The increase was primarily due to the increase in activity related to seismic leasing during fiscal 2006. Direct costs for fiscal 2005 were $1.6 million, which was approximately $0.7 million lower than fiscal 2004 direct costs. For fiscal 2004, direct costs totaled $2.3 million, representing an increase of $1.0 million from the fiscal 2003. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
     Sales of new equipment will typically have gross margins of 10 to 25%. The gross margins on used equipment, on the other hand, will vary widely depending on the level of depreciation for each item at the time of sale. In fiscal 2006 we had used lease pool equipment sales of $5.2 million compared to $6.3 million and $4.7 million in fiscal 2005 and 2004 respectively. Cost of sales for this equipment was $1.0 million, $2.6 million and $2.0 million for years 2006, 2005 and 2004 respectively. This yielded margins of 82% in 2005, 59% in 2005 and 58% in 2004. We had other equipment sales of $7.3 million, $3.0 million and $3.9 million in fiscal 2006, 2005 and 2004 respectively. The cost of sales for other equipment sales was $4.1 million, $2.0 million and $2.7 million for fiscal 2006, 2005 and 2004 respectively. This resulted in margins of 44% for fiscal 2006, 32% for fiscal 2005 and 30% in fiscal 2004.
     General and administrative expenses for fiscal 2006 totaled $9.4 million, or $2.4 million greater than fiscal 2005 expenses of $7.0 million. General and administrative expenses for fiscal 2005 totaled $7.0 million, or $1.9 million greater than fiscal 2004 expenses of $5.1 million. The acquisition of Seamap in fiscal 2006 resulted in an increase of general and administrative costs of $2.6 million over the prior year along with additional increases in accounting fees of $0.1 million and consulting fees of $0.1 million. These increases were offset by a decrease in legal fees of $0.5 million for fiscal 2006. During fiscal 2005, we incurred one-time severance related charges of approximately $0.7 million related to the resignation of our former chief financial officer. Of this amount, $0.4 million was recorded as a non-cash stock-based compensation expense. Additionally, during the year we incurred approximately $0.3 million in non-recurring professional fees related to the internal investigation of the Company’s internal controls that was conducted by the Company earlier in the year. The remaining increase in general and administrative expenses in 2005 was primarily due to an increase in travel, customer relations, investor relations, insurance, compensation expenses, rent and utilities and professional fees.
     During fiscal 2006, 2005 and 2004, we recorded a provision for doubtful accounts in the amount of $188,000, $155,000 and $25,000 respectively. At January 31, 2006 and 2005, we had past due trade accounts and note receivables in the approximate amount of $2.3 million and $1.6 million, respectively. As of January 31, 2006 and 2005, our allowance for doubtful accounts and notes receivable amounted to $1.2 million and $1.0 million, respectively.
     During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in fiscal 2005; however, we recorded a $0.5 million non-cash impairment charge against our seismic equipment lease pool in fiscal 2006. Of this amount, $0.4 million was attributable to land systems, cables, geophones and land peripherals and $0.1 million was impaired in marine and other equipment. We also recorded impairment of $0.1 for slow moving and obsolete lease pool inventory during the year.
     For fiscal 2006, we had an income tax benefit of $3.0 million as a result of a reduction of our valuation allowance by that same amount. This compares to a $0.3 million income tax expense in fiscal 2005 and no income tax expense in fiscal 2004.

Segment Reporting
     We have two reportable segments for reporting results of operations. The Mitcham segment consists of the operations of Mitcham Industries, Inc. in Huntsville, Texas, Mitcham Canada Ltd and SAP. This segment is comprised of operations that primarily lease and sell seismic equipment worldwide. The other segment is the Seamap segment. Seamap’s operations are the manufacture and sale of marine seismic equipment.
Results of Operations – Mitcham Segment
     For the fiscal year ended January 31, 2006, the Mitcham segment recorded income from continuing operations of $11.4 million, compared to income from continuing operations of approximately $2.0 million for the fiscal year ended January 31, 2005 and a loss of $3.6 million for the fiscal year ended January 31, 2004. We had no income or loss from discontinued operations for the fiscal year ended January 31, 2006 compared to income of $0.1 million for the fiscal year ended January 31, 2005 and a loss of $2.7 million for the fiscal year ended January 31, 2004.
     During fiscal 2006, our results of operations were affected by several significant factors. Revenues increased by $4.2 million, reflecting a significant increase in leasing revenues of $5.0 million and a decrease in equipment sales of $0.8 million. Our increase in leasing revenues was largely attributable to the significant increase in leasing activities recorded by our U.S. operations.
     Our fixed and variable costs are an important factor affecting our results of operations. Depreciation expense totaled $8.6 million for the year ended January 31, 2006 and was our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct cost of seismic leasing is a variable expense that fluctuates with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
Revenues – Mitcham Segment
     For fiscal 2006, revenues from the Mitcham segment increased $4.2 million, or 16%, to $30.6 million from fiscal 2005, representing an increase in leasing revenue and a decrease in equipment sales for the year. During fiscal 2006, leasing revenues increased $5.0 million to a total of $22.1 million. Our leasing revenues significantly increased in our U.S. operations and were complemented by moderate increases in our Canadian and Australian operations.
     For fiscal 2005, consolidated revenues increased $4.0 million, or 18%, to $26.4 million from fiscal 2004, driven by increases in both leasing and sales activity during the year. Consolidated revenues for fiscal 2004 increased approximately $8.3 million, or 58%, from fiscal 2003 due mainly to increases in both leasing and sales activities for the year.
     Seismic equipment sales for fiscal 2006 were $8.5 million as compared to $9.3 million and $8.6 million for fiscal 2005 and 2004, respectively. Cost of sales for the fiscal years ended January 31, 2006, 2005 and 2004 were $3.3 million, $4.6 million and $4.7 million, respectively. Gross margins on equipment sales were 60%, 50% and 45% for fiscal years 2006, 2005 and 2004, respectively. Additionally, during fiscal 2005 we conducted a company-wide physical inventory of our lease pool assets. As a result, we recorded a charge in the approximate amount of $50,000 related to missing equipment that had remaining net book value. This charge was recorded as a component of cost of goods sold for the year. Gross margins on equipment sales will vary significantly between periods due to the mix of sales revenue between new seismic equipment versus sales of depreciated seismic equipment being sold from our lease pool.

Costs and Expenses – Mitcham Segment
     Depreciation expense for fiscal 2006 amounted to $8.6 million, which was $1.9 million, or 18%, lower than fiscal 2005. For fiscal 2005, depreciation expense was $10.6 million, which was $3.1 million, or 23%, lower than fiscal 2004 depreciation expense. During fiscal 2004, we recorded depreciation expense in the amount of $13.7 million.
     We recorded direct costs related to seismic leasing for fiscal 2006 in the amount of $2.9 million, which was approximately $1.3 million higher than fiscal 2005. The increase was primarily due to the increase in activity related to seismic leasing during fiscal 2006. Direct costs for fiscal 2005 were $1.6 million, which was approximately $0.7 million lower than fiscal 2004 direct costs. For fiscal 2004, direct costs totaled $2.3 million, representing an increase of $1.0 million from the fiscal 2003. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
     General and administrative expenses for fiscal 2006 totaled $6.8 million, or $0.2 million lower than fiscal 2005 expenses of $7.0 million. The decrease is mainly attributable to the reduction in legal fees of $0.5 million which were partially offset with increases in accounting fees of $0.1 million and in consulting fees of $0.1 million. General and administrative expenses for fiscal 2005 totaled $7.0 million, or $1.9 million greater than fiscal 2004 expenses of $5.1 million. During fiscal 2005, we incurred one-time severance related charges of approximately $0.7 million related to the resignation of our former chief financial officer. Of this amount, $0.4 million was recorded as a non-cash stock-based compensation expense. Additionally, during the year we incurred approximately $0.3 million in non-recurring professional fees related to the internal investigation of the Company’s internal controls that was conducted by the Company earlier in the year. The remaining increase in general and administrative expenses for 2005 was primarily due to an increase in travel, customer relations, investor relations, insurance, compensation expenses, rent and utilities and professional fees.
     During fiscal 2006, 2005 and 2004, we recorded a provision for doubtful accounts in the amount of $161,000, $155,000 and $25,000 respectively. At January 31, 2006 and 2005, we had past due trade accounts and note receivables in the approximate amount of $2.3 million and $1.6 million, respectively. As of January 31, 2006 and 2005, our allowance for doubtful accounts and notes receivable amounted to $1.1 million and $1.0 million, respectively.
     During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in fiscal 2005; however, we recorded a $0.5 million non-cash impairment charge against our seismic equipment lease pool in fiscal 2006. Of this amount, $0.4 million was attributable to land systems, cables, geophones and land peripherals and $0.1 million was impaired in marine and other equipment. We also recorded impairment of $0.1 for slow moving and obsolete lease pool inventory during the year.
     For fiscal 2006, we had an income tax benefit of $3.0 million after reducing our valuation allowance by that same amount. This compared to a $0.3 million income tax expense in fiscal 2005 and no income tax expense in fiscal 2004.
Results of Operations – Seamap Segment
     On July 12, 2005, the Company acquired Seamap, which designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment. Financial results from Seamap are included from the acquisition date of July 12, 2005.
     For the fiscal year ended January 31, 2006, the Seamap segment recorded a loss from continuing operations of $0.6 million. During fiscal 2006, Seamap was undergoing a period of growth in both physical facilities and in staff in order to complete the orders it had received. This growth is reflected in its costs and contributed to the loss recorded for fiscal 2006.
     Depreciation and amortization expense totaled $0.3 million, the majority of which is the amortization of intangible assets related to the allocation of the purchase price of Seamap.
Revenues — Seamap Segment
     For fiscal 2006, revenues from the Seamap segment totaled $4.0 million. The revenues were generated primarily from the sales of Seamap’s proprietary GunLink and BuoyLink products. Seamap’s cost of sales for the year was $1.7 million resulting in a gross margin of 57%.
Costs and Expenses — Seamap Segment
     General and administrative expenses for fiscal 2006 totaled $2.6 million. Salaries and research and development costs accounted for $1.4 million while overhead allocated from the corporate office totaled $.6 million.
     During fiscal 2006 we recorded a provision for doubtful accounts in the amount of $27,000. At January 31, 2006, we had past due trade accounts and note receivables in the approximate amount of $101,000.

Liquidity and Capital Resources
     Our cash flow statements for fiscal 2004 and 2005 have been restated. Footnote 20 to the financials has a detailed breakdown of the changes that occurred due to the restatement.
     Our principal sources of cash have been cash flows from our short-term leasing operations. During fiscal 2004, 2005 and 2006, our cash flows from operating activities were affected by several significant factors. The principal factor that has affected our cash flows is a marked increase in oil and gas exploration and development activities. Increases in the price of oil and natural gas, combined with the maturation of the world’s hydrocarbon producing basins, have improved market conditions and have increased demand for our equipment.
     As of January 31, 2006, we had net working capital of approximately $22.6 million as compared to net working capital of $13.9 million at January 31, 2005 and $7.4 million in 2004. From 2005 to 2006 and 2004 to 2005, our working capital increases are due to the increase in revenue of $8.2 million and $4.0 million respectively, an increase in trade receivables of $1.3 million and $0.8 million respectively and an increase in inventory of $1.1 million. Also affecting the increase in working capital from 2005 to 2006 and from 2004 to 2005 is a decrease in accounts payable of $0.5 million and an increase of $3.4 million respectively, and a decrease in current maturities of long-term debt of $0.9 million and $1.3 million respectively. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash provided by operating activities for the year ended January 31, 2006 was $11.2 million, as compared to net cash provided by operating activities of $11.0 million and $3.6 million for the years ended January 31, 2005 and 2004, respectively. Net cash used in investing activities for 2006 was $8.6 million compared to $0.1 million in 2005 and net cash provided by investing activities in 2004 of $0.7 million. Net cash provided by financing activities for the year ended January 31, 2006 was $0.7 million, compared to net cash used in financing activities for the years ended January 31, 2005 and January 31, 2004 of $4.7 million and $2.5 million, respectively.
     Capital expenditures for the 2006 fiscal year totaled approximately $9.0 million as compared to capital expenditures of $6.6 million and $4.4 million for fiscal 2005 and 2004, respectively. Our capital expenditures during the past three fiscal years were made primarily to fulfill specific lease contracts. The Company has been able to purchase new equipment for our lease pool at lower prices in recent years through volume purchasing discounts, which has allowed the Company to maintain a constant level of equipment at a lower unit cost. We do not anticipate that we will need to purchase more equipment than we would customarily purchase in order to sustain equipment leasing revenue growth; however, we may purchase additional equipment should favorable economic factors continue to exist. $2.5 million, net of $1.0 million in cash, was used on the acquisition of Seamap. During fiscal 2006, the Company purchased $6.0 million in certificates of deposit and redeemed $3.5 million, with interest rates varying from 2.50% to 4.56% and maturities of six to nine months. Sales of used lease pool equipment generated cash flow of $5.2 million in fiscal 2006 as compared to $6.3 million and $4.7 million in fiscal 2005 and 2004, respectively. During fiscal 2005, we fulfilled our $2.25 million Sercel purchase commitment in its entirety.
     At January 31, 2006, we had trade accounts and notes receivable of $2.3 million that were more than 90 days past due. As of January 31, 2006, our allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in our trade accounts receivable and notes receivable.
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
     Additionally, we occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Unless there is a question as to whether an account is collectible, the sales revenue and cost of goods sold are recognized upon agreement of terms and delivery has occurred.
     On June 27, 2005, we obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank. This line replaced and increased the expiring credit line of $4.0 million with First Victoria National Bank. The new facility has a two-year term and bears interest at the prime rate. The credit line allows the Company to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of First Victoria National Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. We had not borrowed any funds available under this credit line as of January 31, 2006.
     In connection with the Seamap acquisition, we issued $3.0 million in promissory notes payable to the shareholders of Seamap. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $2.0 million, subject to Seamap achieving certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period.
     At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next 12 months. However, should demand warrant, we may pursue additional borrowings or other sources of capital.
     The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$3,300,000	$—	$3,300,000	$—	$—
Operating leases	1,935,000	553,000	1,003,000	379,000	—

Total	$5,235,000	$553,000	$4,303,000	$379,000	$—

Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to reserves for uncollectible accounts receivable and useful lives of our lease pool assets, useful lives of amortizable intangible assets and our impairment assessment of the lease pool and various intangible assets.
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
Long-Lived Assets
     We carry property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to ten years. Cables are depreciated over 2 years, geophones over 3 years, channel boxes over a five year period and earth vibrators and other heavy equipment are depreciated over a ten year period. Buildings are depreciated over 40 years, property improvements are amortized 10 years and leasehold improvements are amortized over the shorter of useful life or the life of the leases. Intangible assets are amortized from 3 to 15 years. Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is five years for channel boxes and 2 - 10 years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it.

     The estimated useful lives for rental equipment are based on the Company’s experience as to the economic useful life of its products. We review and consider industry trends in determining the appropriate useful life for our lease pool equipment, including technological obsolescence, market demand and actual historical useful service life of our lease pool equipment. Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness. When we purchase new equipment for our lease pool, we begin to depreciate it upon its first use and depreciation continues each month until the equipment is fully depreciated, whether the equipment is actually in use during that entire time period.
     Our policy regarding the removal of assets that are fully depreciated from our books is the following: if an asset is fully depreciated and is still expected to generate revenue, then the asset will remain on our books. However if a fully depreciated asset is not expected to have any revenue generating capacity, then it is removed from our books.
     In accordance with SFAS 144, the Company performs a review of its lease pool assets for potential impairment when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We typically review all major categories of assets (not each individual asset) in our consolidated lease pool with remaining net book value to ascertain whether or not we believe that a particular asset group will generate sufficient cash flow over their remaining life to recover the remaining carrying value of those assets. Assets that we believe will not generate cash flow sufficient to cover the remaining net book value are subject to impairment. We make our assessments based on customer demand, current market trends and market value of our equipment to determine if it will be able to recover its remaining net book value from future leasing or sales. During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million related to the sale of DSI’s operating assets. During fiscal 2006, we recorded an impairment charge of $0.6 million related to the valuation of our seismic equipment lease pool.

     Income Taxes
     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.
     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:
•	taxable income projections in future years;

•	whether the carryforward period is so brief that it would limit realization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
We intend to maintain the recorded valuation allowances until sufficient positive evidence exists to support a reversal of the tax valuation allowances. In determining the 2006 valuation allowance, we considered the following positive indicators:
•	the current level of worldwide oil and gas exploration activities resulting from historically high prices for oil and natural gas;

•	increasing world demand for oil;

•	our anticipated positive income in certain jurisdictions; and

•	our existing customer relationships.
We also considered the following negative indicators:
•	the risk of the world oil supply increasing, thereby depressing the price of oil and natural gas;

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.
Based on our evaluation of the evidence, we believe that it is appropriate to reduce our valuation allowance on the deferred tax asset by $3.0 million, leaving a valuation allowance on our books of $4.9 million, which will give rise to a deferred tax asset of $3 million at January 31, 2006.
New Accounting Pronouncement
     In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” as amended (“SFAS 123”), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) in effective is fiscal year 2007, with early adoption encouraged. The Company is currently evaluating the statement’s transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company’s consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk
     We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We do not currently hold or issue foreign exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an arrangement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. dollar against foreign currencies and are included in other income in the statements of operations. We recognized foreign exchange losses in countries where the U.S. dollar weakened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the U.S. dollar strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the U.S. dollar strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the U.S. dollar weakened against the local currency and we had net monetary assets denominated in the local currency.
     Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at January 31, 2006 reflected approximately $12.1 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within Canada, Australia, Singapore and the United Kingdom. The subsidiaries in these countries receive their income and pay their expenses primarily in Canadian, Australian and Singapore dollars and British pounds. To the extent that transactions of these subsidiaries are settled in Canadian, Australian and Singapore dollars and British pounds, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.
Item 8. Financial Statements and Supplementary Data
     The information required by this item appears as pages F-1 through F-26 hereof and incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
I. Restatement of Financial Statements and Impact on Internal Control over Financial Reporting and Disclosure Controls and Procedures
Restatement of Financial Statements
     As discussed in Note 20 to the consolidated financial statements contained in this annual report on Form 10-K, the Company has restated its Consolidated Statements of Cash Flows as of and for the fiscal years ended January 31, 2005 and 2004 and for each of the quarters of fiscal 2006.
     The Company’s Consolidated Statements of Cash Flows have been restated as follows:
•	Historically, the Company has reflected cash flows from continuing operations within the operating, investing and financing categories and has aggregated operating, investing and financing cash flows from discontinued operations as a single line item in its Consolidated Statements of Cash Flows. The Company has now restated its Consolidated Statements of Cash Flows to reflect cash flows from discontinued operations within each category of operating, investing and financing activities.

•	The Company had also previously reported cash receipts from the sale of lease pool equipment as operating activities. The Company has now determined that cash receipts from the sale of used lease pool equipment should be classified as investing activities and the “Gross profit from sale of lease pool equipment” should be reflected as a deduction in operating activities.

•	Finally, the Company has reclassified certain of its investments in certificates of deposit from cash and cash equivalents to short-term investments.
     The last reclassification results in a decrease in cash and cash equivalents for the quarters ended July 31, 2005 and October 31, 2005. However, none of the adjustments otherwise affect the Company’s reported revenues, net income, net income per share, total assets, shareholders’ equity, net increase in cash and cash equivalents, current cash or liquidity position for the restated periods or for the year ended January 31, 2006 as announced in our press release dated April 18, 2006. The adjustments also do not affect the Company’s compliance with the financial covenants under its credit facility.
     The Company has had discussions with the staff of the SEC regarding these matters, and subsequent to these discussions the Company determined that it should restate the aforementioned consolidated financial statements to correct the errors described above.
II. Evaluation of Disclosure Controls and Procedures
     As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2006 to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     In coming to the conclusion that our disclosure controls and procedures were effective as of January 31, 2006, our management considered, among other things, the control deficiencies related to the cash flow statement, which resulted in this restatement of our previously issued financial statements, as described above. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and Accounting Principles Board Opinion No. 20, “Accounting Changes” and taking into consideration (1) the periods in which the errors occurred, (2) that the restatement adjustments did not impact revenues, net income, net income per share, total assets, shareholders’ equity, net increase in cash and cash equivalents (except with respect to the quarters ended July 31, 2005 and October 31, 2005), current cash or liquidity position, and (3) in the case of the temporary investment reclassification, the amounts involved, our management concluded that the control deficiencies that resulted in the restatement of our Consolidated Statements of Cash Flows do not represent a material weakness in our internal control over financial reporting. Following our identification of these control deficiencies, we have modified our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 “Statement of Cash Flows” and SFAS No. 102 “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale — An Amendment of FASB Statement No. 95.” In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows.
III. Changes in Internal Control over Financial Reporting
     During the quarter ended January 31, 2006, we upgraded certain of the Company’s information systems that we use to accumulate financial data used in financial reporting. We also use this new system to track inventory and to generate quotes and contracts for leasing and sales transactions. Other than ongoing modifications to our information systems following our systems upgrade, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding our directors and executive officers will be set forth in the proxy statement for the 2006 Annual Meeting of Shareholders under the heading “Election of Directors.” Information regarding compliance by our officers, directors and control persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our proxy statement for the 2006 Annual Meeting of Shareholders under the heading “Other Matters-Compliance with Section 16(a) of the Exchange Act.”
Item 11. Executive Compensation
     Information regarding executive compensation will be set forth in our proxy statement for the 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in our proxy statement for the 2006 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions
     Information regarding certain relationships and related transactions will be set forth in our proxy statement for the 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     Information regarding principal accounting fees and services will be set forth in our proxy statement for the 2006 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) List of Documents Filed
     (1) Financial Statements
The financial statements filed as part of this Annual Report are listed in “Index to Consolidated. Financial Statements” on page F-l
     (2) Financial Statement Schedules
This Annual Report includes the following financial statement schedule:
Schedule II — Valuation and Qualifying Accounts
     (3) Exhibits - The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (c) below.
     (c) Exhibits

Exhibit
Number
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc.** (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

Exhibit
Number
10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., a Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., a Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

*10.18	-	Separation Agreement, dated June 6, 2005 between Chris Siffert and Mitcham Industries, Inc. (14)

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP**

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.

(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2006.

MITCHAM INDUSTRIES, INC.
By:	/s/ BILLY F. MITCHAM, JR.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President and Chief Executive Officer (principal executive officer)	May 10, 2006

/s/ MICHAEL A. PUGH Michael A. Pugh	Executive Vice President – Finance and Chief Financial Officer (principal financial officer)	May 10, 2006

/s/ PETER H. BLUM Peter H. Blum	Chairman of the Board	May 10, 2006

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	May 10, 2006

/s/ ROBERT P. CAPPS Robert P. Capps	Director	May 10, 2006

/s/ RANDAL DEAN LEWIS	Director	May 10, 2006
Randal Dean Lewis

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders Mitcham Industries, Inc.
Huntsville, Texas
     We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2005 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2006 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and Subsidiaries as of January 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 20, the Company has restated its Statement of Cash Flows for the years ended January 31, 2004 and 2005.

/s/ HEIN & ASSOCIATES LLP
Hein & Associates LLP

Houston, Texas
April 13, 2006

MITCHAM INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,138,000	$16,426,000
Short-term investments	—	2,550,000
Accounts receivable, net of allowance for doubtful accounts of $723,000 and $1,125,000 at January 31, 2005 and 2006, respectively respectively	6,021,000	5,793,000
Current portion of notes receivable, net of allowance for doubtful notes of $286,000 and $48,000 at January 31, 2005 and 2006, respectively	1,192,000	2,734,000
Inventories, net of allowance for obsolescence of $62,000	—	1,155,000
Prepaid expenses and other current assets	705,000	717,000
Current assets of discontinued operations	393,000	366,000

Total current assets	21,449,000	29,741,000
Seismic equipment lease pool and property and equipment	74,792,000	79,023,000
Accumulated depreciation of seismic lease pool and property and equipment	(55,067,000)	(59,099,000)
Long-term assets of discontinued operations	216,000	—
Intangible assets, net of amortization of $266,000	—	2,584,000
Goodwill	—	2,358,000
Deferred tax asset, net of valuation allowance of $4,897,000	—	3,000,000
Other assets	5,000	13,000

Total assets	$41,395,000	$57,620,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,893,000	$4,436,000
Current maturities — long-term debt	918,000	—
Income taxes payable	284,000	286,000
Deferred revenue	652,000	381,000
Wages payable	299,000	383,000
Current liabilities of discontinued operations	14,000	10,000
Accrued expenses and other current liabilities	458,000	1,673,000

Total current liabilities	7,518,000	7,169,000
Long-term debt	—	3,000,000

Total liabilities	7,518,000	10,169,000
Commitments and contingencies (Notes 9 and 16)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000,000 shares authorized; 9,893,732 and 10,360,110 shares issued at January 31, 2005 and January 31, 2006, respectively	99,000	104,000
Additional paid-in capital	62,702,000	64,404,000
Treasury stock, at cost (915,000 shares)	(4,686,000)	(4,686,000)
Deferred compensation	(94,000)	(8,000)
Accumulated deficit	(26,282,000)	(15,427,000)
Accumulated other comprehensive income	2,138,000	3,064,000

Total shareholders’ equity	33,877,000	47,451,000

Total liabilities and shareholders’ equity	$41,395,000	$57,620,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2004	2005	2006
Revenues:
Equipment leasing	$13,765,000	$17,086,000	$22,104,000
Lease pool equipment sales	4,734,000	6,282,000	5,218,000
Other equipment sales	3,907,000	3,000,000	7,267,000

Total revenues	22,406,000	26,368,000	34,589,000

Costs and expenses:
Direct costs — equipment leasing leasing	2,326,000	1,644,000	2,907,000
Direct costs — lease pool depreciation	13,500,000	10,359,000	8,309,000
Cost of lease pool equipment sales	1,994,000	2,583,000	950,000
Cost of other equipment sales	2,721,000	2,043,000	4,080,000
General and administrative	5,095,000	6,969,000	9,437,000
Provision for doubtful accounts	25,000	155,000	188,000
Depreciation and amortization	177,000	237,000	649,000
Impairment of assets	—	—	617,000

Total costs and expenses	25,838,000	23,990,000	27,137,000

Operating income (loss)	(3,432,000)	2,378,000	7,452,000
Other income (expense):
Interest income (expense), net of interest income of $97,000, $119,000 and $528,000, respectively	(176,000)	(71,000)	422,000
Other, net	34,000	19,000	17,000

Total other income (expense)	(142,000)	(52,000)	439,000

Income (loss) from continuing operations before income taxes	(3,574,000)	2,326,000	7,891,000
Provision (benefit) for income taxes	—	277,000	(2,964,000)

Income (loss) from continuing operations	(3,574,000)	2,049,000	10,855,000
Income (loss) from discontinued operations, net of income taxes of $0 (including impairment charge of $700,000 in 2004)	(2,715,000)	80,000	—

Net income (loss)	$(6,289,000)	$2,129,000	$10,855,000

Income (loss) per common share from continuing operations:
Basic	$(0.41)	$0.23	$1.19
Diluted	$(0.41)	$0.22	$1.10
Income (loss) per common share from discontinued operations:
Basic and diluted	$(0.31)	$0.01	$—
Net income (loss) per common share — basic	$(0.72)	$0.24	$1.19
Net income (loss) per common share — diluted	$(0.72)	$0.23	$1.10
Shares used in computing income (loss) per common share:
Basic	8,772,000	8,849,000	9,126,000
Dilutive effect of common stock equivalents	—	455,000	718,000

Diluted	8,772,000	9,304,000	9,844,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended January 31, 2004, 2005 and 2006
							Accumulated
						Unearned	Other
			Additional			Compensation	Comprehensive
	Common Stock		Paid-In	Treasury	Accumulated	& Restricted	Income
	Shares	Amount	Capital	Stock	Deficit	Stock	(Loss)	Total
Balances, January 31, 2003	9,658,000	$97,000	$61,814,000	$(4,686,000)	$(22,122,000)	$—	$(1,445,000)	$33,658,000
Comprehensive loss:
Net loss	—	—	—	—	(6,289,000)	—	—	(6,289,000)
Foreign currency translation	—	—	—	—	—	—	3,412,000	3,412,000

Comprehensive loss								(2,877,000)

Issuance of common stock upon exercise of warrants and options	4,000	—	—	—	—	—	—	—
Restricted stock issued	53,000	—	99,000	—	—	(99,000)	—	—
Amortization of restricted stock grants	—	—	—	—	—	16,000	—	16,000

Balances, January 31, 2004	9,715,000	97,000	61,913,000	(4,686,000)	(28,411,000)	(83,000)	1,967,000	30,797,000
Comprehensive gain:
Net income	—	—	—	—	2,129,000	—	—	2,129,000
Foreign currency translation	—	—	—	—	—	—	171,000	171,000

Comprehensive gain								2,300,000

Issuance of common stock upon exercise of warrants and options	171,000	2,000	317,000	—	—	—	—	319,000
Restricted stock issued	20,000	—	95,000	—	—	(95,000)	—	—
Amortization of restricted stock grants, net of cancellations	(12,000)	—	(23,000)	—	—	84,000	—	61,000
Stock-based compensation	—	—	400,000	—	—	—	—	400,000

Balances, January 31, 2005	9,894,000	99,000	62,702,000	(4,686,000)	(26,282,000)	(94,000)	2,138,000	33,877,000
Comprehensive gain:
Net income	—	—	—	—	10,855,000	—	—	10,855,000
Foreign currency translation	—	—	—	—	—	—	926,000	926,000

Comprehensive gain								11,781,000

Issuance of common stock upon exercise of warrants and options	471,000	5,000	1,635,000	—	—	—	—	1,640,000
Amortization of restricted stock grants, net of cancellations	(5,000)	—	(9,000)	—	—	86,000	—	77,000
Stock-based compensation	—	—	76,000	—	—	—	—	76,000

Balances, January 31, 2006	10,360,000	$104,000	$64,404,000	$(4,686,000)	$(15,427,000)	$(8,000)	$3,064,000	$47,451,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2004	2005	2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(6,289,000)	$2,129,000	$10,855,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,963,000	10,596,000	8,958,000
Impairment of assets	700,000	—	617,000
Stock-based compensation	—	461,000	153,000
Provision for doubtful accounts, net of charge-offs and recoveries	106,000	133,000	104,000
Gross profit from sale of lease pool equipment	(2,740,000)	(3,699,000)	(4,268,000)
Reversal of deferred tax valuation allowance	—	—	(3,000,000)
Changes in:
Trade accounts and notes receivable	(3,680,000)	(1,585,000)	(808,000)
Inventories	—	—	(268,000)
Current assets of discontinued operations	(213,000)	505,000	27,000
Federal income taxes, current	—	284,000	2,000

Accounts payable, accrued expenses and other current liabilities	846,000	2,685,000	(1,093,000)
Current liabilities of discontinued operations	798,000	(385,000)	(4,000)
Other, net	62,000	(67,000)	(86,000)

Net cash provided by operating activities	3,553,000	11,057,000	11,189,000

Cash flows from investing activities:
Sales from used lease pool equipment	4,734,000	6,282,000	5,218,000
Acquisition of Seamap, net of $1,027,000 cash acquired	—	—	(2,473,000)
Seamap acquisition costs	—	—	(64,000)
Purchases of short-term investments	—	—	(6,000,000)
Redemptions of short-term investments	—	—	3,450,000
Purchases of seismic equipment held for lease	(4,313,000)	(6,253,000)	(8,186,000)
Purchases of property and equipment	(59,000)	(377,000)	(784,000)
Long-term assets of discontinued operations	312,000	275,000	216,000

Net cash provided by (used in) investing activities	674,000	(73,000)	(8,623,000)

Cash flows from financing activities:
Payments on borrowings	(2,530,000)	(4,999,000)	(918,000)
Proceeds from issuance of common stock upon exercise of warrants and options	—	319,000	1,640,000

Net cash provided by (used in) financing activities	(2,530,000)	(4,680,000)	722,000

Net increase in cash and cash equivalents	1,697,000	6,304,000	3,288,000
Cash, beginning of year	5,137,000	6,834,000	13,138,000

Cash, end of year	$6,834,000	$13,138,000	$16,426,000

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization - Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company and Mitcham Canada Ltd., it’s wholly owned Canadian subsidiary, provide full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. The Company, through its wholly owned subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry in Russia and other parts of Eurasia. Through its wholly owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services”. In August 2003, the Company sold the operating assets of DSI. The operating results and assets and liabilities of DSI are classified as discontinued operations and all prior period statements have been reclassified accordingly. See Note 6. All inter-company transactions and balances have been eliminated in consolidation.
     Revenue Recognition of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2005 and 2006 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.
     Revenue Recognition of Equipment Sales - Revenue and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. The Company does not take title to equipment held on consignment but does take title to equipment sold by SAP. The Company believes it is appropriately reporting revenues as gross because (1) it is the obligor in the sales arrangement; (2) it has full latitude in pricing the product for sale; (3) it has general inventory risk should there be a problem with the equipment being sold to the customer or if they do not complete payment for the items purchased; (4) it has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (5) the Company assumes credit risk for equipment sold to its customers.
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

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Short-term Investments – The Company considers all highly liquid investments with an original maturity greater than three months, but less than twelve months, to be short-term investments.
     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. An allowance for obsolescence is maintained to cover any materials or parts that may become obsolete. As the parts produced by the Company are of a high technology basis, inventories are periodically monitored to ensure that any obsolete items are covered by the reserve for obsolescence.
     Seismic Equipment Lease Pool - Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is five years for channel boxes and 2 — 10 years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. Should equipment remain in acceptable condition and still meet acceptable technical standards, the Company will continue to lease the equipment after it has been fully depreciated. This fully depreciated equipment is not removed from the lease pool. However, if a fully depreciated asset is not expected to generate future revenues, then we will remove it from our books.
     Property and Equipment - Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 40 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of useful life or the life of the respective leases. No salvage value is assigned to property and equipment.
     Intangible Assets – Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on a straight-line method over the estimated life of the asset. The covenant not to compete is being amortized over a three-year period. The proprietary rights are being amortized over a fifteen-year period.
     Impairment – The Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting For the Impairment or Disposal of Long-Lived Assets”, in October 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. During fiscal 2004, we recorded a non-cash impairment charge of $0.7 million against assets held for sale as a result of our decision to sell the operating assets of DSI. No such charge was recorded in fiscal 2005; however, we recorded a $0.6 million non-cash impairment charge against our seismic equipment lease pool in fiscal 2006. Of this amount, $0.4 million was attributable to land systems, cables, geophones and land peripherals and $0.1 million was impaired in marine and other equipment, $0.1 million for slow moving and obsolete lease pool inventory during the year.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes - The Company files separate federal returns for its foreign subsidiaries. The Company accounts for its income taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.
Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:
•	taxable income projections in future years;

•	whether the carryforward period is so brief that it would limit realization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
We intend to maintain the recorded valuation allowances until sufficient positive evidence exists to support a reversal of the tax valuation allowances. In determining the 2006 valuation allowance, we considered the following positive indicators:
•	the current level of worldwide oil and gas exploration activities resulting from historically high prices for oil and natural gas;

•	increasing world demand for oil;

•	our anticipated positive income in certain jurisdictions; and

•	our existing customer relationships.
We also considered the following negative indicators:
•	the risk of the world oil supply increasing, thereby depressing the price of oil and natural gas;

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.
Based on our evaluation of the evidence, we believe that it is appropriate to reduce our valuation allowance on the deferred tax asset by $3.0 million, leaving a valuation allowance on our books of $4.9 million, which will give rise to a deferred tax asset of $3 million at January 31, 2006.
     Use of Estimates - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to: allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, depreciable lives of assets, depreciable lives of intangible assets and impairment of intangible assets. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.
Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company often offers to its customers and the limited financial wherewithal of many of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make substantial judgments regarding the valuation allowance on deferred tax assets. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance.
     Foreign Currency Translation - All balance sheet accounts of the Canadian, Australian, Singapore, United Kingdom and Russian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.
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

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31,
	2004	2005	2006
Pro forma impact of fair value method (FAS 148)
Reported income (loss) from continuing operations attributable to common shareholders	$(3,574,000)	$2,049,000	$10,855,000
Less: fair value impact of employee stock compensation	(340,000)	(402,000)	(1,104,000)

Pro forma income (loss) from continuing operations attributable to common shareholders	$(3,914,000)	$1,647,000	$9,751,000

Reported net income (loss)	$(6,289,000)	$2,129,000	$10,855,000
Income (loss) per common share
Basic — as reported income (loss) from continuing operations	$(0.41)	$0.23	$1.19
Diluted — as reported income (loss) from continuing operations	$(0.41)	$0.22	$1.10
Basic — pro forma income (loss) from continuing operations	$(0.45)	$0.19	$1.07
Diluted — pro forma income (loss) from continuing operations	$(0.45)	$0.18	$0.99
Basic — as reported net income (loss)	$(0.72)	$0.24	$1.19
Diluted — as reported net income (loss)	$(0.72)	$0.23	$1.10
Basic — pro forma net income (loss)	$(0.76)	$0.20	$1.07
Diluted — pro forma net income (loss)	$(0.76)	$0.19	$0.99
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 3.0% to 5.0%; volatility ranging from 63% to 69%; no assumed dividend yield; and expected lives of 8 years.
     Earnings Per Share - For the fiscal years ended January 31, 2004, 2005 and 2006, the following table sets forth the number of dilutive shares that may be issued pursuant to options and warrants currently outstanding, which number was used in the per share calculations for 2006 and 2005 but excluded in 2004 due to their anti-dilutive effect.

	Year Ended January 31,
	2004	2005	2006
Stock options	90,000	451,000	706,000
Warrants	—	4,000	12,000

Total dilutive shares	90,000	455,000	718,000

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
3. Long-Term Debt and Equipment Notes Payable
     On June 27, 2005, the Company entered into a $12.5 million revolving loan agreement and credit line with First Victoria National Bank. This line replaced and increased the expiring credit line of $4.0 million with First Victoria National Bank. The new facility has a two-year term and bears interest at the prime rate. The credit line allows the Company to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest on any outstanding principal balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of First Victoria National Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. As of January 31, 2006, the Company had not borrowed any funds available under this credit line.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with the Seamap acquisition, the Company issued $3.0 million in promissory notes payable to the shareholders of Seamap. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $1.0 million each year subject to Seamap achieving certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period, but not more than $2.0 million total over the five-year period.
     There are no long-term debt repayments scheduled in fiscal 2007.
4. Supplemental Statements of Cash Flows Information
     Supplemental disclosures of cash flow information for the years ended January 31, 2004, 2005 and 2006 are as follows:

	Year Ended January 31,
	2004	2005	2006
Interest paid, continuing operations	$273,000	$190,000	$22,000
Interest paid, discontinued operations	$3,000	$8,000	$—
Taxes paid (refunded), net	$—	$—	$—
Note payable to prior owners of Seamap	$—	$—	$3,000,000
Seismic equipment acquired in exchange for cancellation of accounts receivable	$48,000	$685,000	$192,000
Seismic equipment acquired from vendor in exchange for debt	$1,733,000	$—	$—
Equipment sold in exchange for notes receivable (Note 5)
     The Company agreed to accept seismic lease pool equipment valued at $ 685,000 and $192,000 from customers against outstanding accounts receivable during the fiscal years ended January 31, 2005 and 2006, respectively. In July 2004, the Company agreed to accept certain marine seismic equipment owned by a customer and valued at $610,000 as partial payment for outstanding invoices as of that date. The equipment was appraised by a third-party and such values were used as the basis for the settlement of those outstanding receivables. Additionally, the Company also agreed during fiscal 2005 to accept certain seismic equipment owned by two other customers in the approximate amount of $75,000 as settlement of outstanding receivables. No gain or loss was recognized on any of these transactions.
5. Notes Receivable
     Notes receivable consisted of $1,965,000, of which $487,000 is included in the assets of discontinued operations, all due from customers as of January 31, 2005 and $3,137,000, of which $355,000 is included in the assets of discontinued operations, due from eight customers as of January 31, 2006. These notes bear interest ranging from 0% — 12% with repayment terms ranging from 6 to 39 months. Notes issued related to the purchase of equipment are secured by the equipment sold and notes issued for the financing of trade receivables are unsecured.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During fiscal 2005, the Company established six new notes receivable in the aggregate amount of $1,272,000 related to the sales of seismic equipment. These notes bore interest ranging from 8% — 10% with repayment terms ranging from 3 to 12 months. Additionally, the Company established two notes receivable related to the financing of trade receivables in the approximate amount of $531,000. The Company provided a reserve of $215,000 for the unpaid balance of these two notes as of January 31, 2005. These two notes bore interest of 0% and 10%, respectively, with repayment terms of 8 and 12 months, respectively. Also, during fiscal 2005, the Company received final payments on five notes receivable that had been established in prior fiscal years.
     During fiscal 2006, the Company established 6 new notes receivable in the aggregate amount of $3,301,000 related to the sales of seismic equipment. These notes bear interest ranging from 0% — 12% with repayment terms ranging from 9 to 18 months. The Company has provided a reserve of $48,000 for two notes which have past due balances as of January 31, 2006. Also, during fiscal 2006, the Company received final payments on 6 notes receivable that had been established in prior fiscal years.
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
     Effective with the January 31, 2004 financial statements, the operating results of DSI are presented as discontinued operations and all prior period statements have been restated accordingly. A summary of DSI’s revenue, income (loss), assets and liabilities are as follows:

	Year Ended January 31,
	2004	2005	2006
Revenues	$4,524,000	$—	$—
Pretax income (loss)	$(2,715,000)	$80,000	$—

	January 31,
	2004	2005	2006
Accounts and notes receivable from discontinued operations peroperations	$815,000	$498,000	$355,000
Other current assets from discontinued operations operations	$83,000	$111,000	$11,000
Net property plant and equipment from discontinued operations	$4,000	$—	$—
Accounts payable and accrued liabilities from discontinued operations	$399,000	$14,000	$10,000
7. Concentrations
     Credit Risk - As of January 31, 2005 and 2006, amounts due from customers which exceeded 10% of accounts receivable amounted to an aggregate of $2.2 million from two customers and $3.9 million from two customers, respectively.
     The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and has money market accounts included in its cash balances which are not FDIC insured. Management believes the risk of loss in connection with these accounts is minimal.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
8. Seismic Equipment Lease Pool and Property and Equipment
     Seismic equipment lease pool and property and equipment consisted of the following as of:

	January 31,
	2005	2006
Recording channels	$31,372,000	$32,711,000
Other peripheral equipment	40,993,000	42,981,000

Cost of seismic equipment lease pool	72,365,000	75,692,000

Land	25,000	25,000
Buildings and improvements	594,000	960,000
Furniture and fixtures	1,548,000	1,989,000
Autos and trucks	260,000	357,000

Cost of property and equipment	2,427,000	3,331,000

Cost of seismic equipment lease pool and property and equipment	74,792,000	79,023,000
Less accumulated depreciation	(55,067,000)	(59,099,000)

Net book value of property and equipment	$19,725,000	$19,924,000

     At January 31, 2006, our seismic equipment lease pool and property and equipment, on a cost basis, consisted of $41,952,000 in the US, $27,837,000 in Canada, $8,982,000 in Australia, $115,000 in Singapore and $137,000 in the United Kingdom.
9. Leases
     The Company leases and subleases seismic equipment to customers under operating leases with non- cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than U.S. federal income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2005 and 2006 that are not reflected in the accompanying consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company leases seismic equipment from others under month-to-month operating leases. Lease expense incurred by the Company in connection with such leases amounted to $886,000, $526,000 and $1,104,000 for the years ended January 31, 2004, 2005 and 2006, respectively.
     The Company leases its office facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. The Calgary, Canada lease is a seven-year lease expiring in 2007, the Salisbury, Australia lease is a five-year lease expiring in 2009, The Singapore lease is a three-year lease expiring in 2009, the United Kingdom lease is a five-year lease expiring in 2011, and the Russian lease is a one-year lease expiring in 2007. The aggregate minimum annual lease payments for these facilities are scheduled to be approximately $489,000, $475,000, $475,000, $256,000 and $123,000 in fiscal 2007, 2008, 2009, 2010 and 2011, respectively, and none thereafter. The Company recorded lease expense of $165,000, $197,000 and $327,000 for the years ended January 31, 2004, 2005 and 2006, respectively.
10. Inventories
     Inventories stated at the lower of cost (first-in, first-out) or market consisted of the following:

	January 31,
	2005	2006
Raw materials	$—	$542,000
Finished goods	—	293,000
Work in progress	—	382,000

Cost of inventories	—	1,217,000
Less allowance for obsolescence	—	(62,000)

Net inventories	$—	$1,155,000

11. Income Taxes
     The components of income tax expense (benefit) were as follows:

	Year Ended January 31,
	2004	2005	2006
Current:
Federal	$—	$108,000	$130,000
Foreign	—	169,000	(94,000)
State	—	—	—

	—	277,000	36,000
Deferred	—	—	(3,000,000)

Income tax expense (benefit)	$—	$277,000	$(2,964,000)

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The components of the Company’s deferred taxes consisted of the following as of:

	January 31,
	2005	2006
Deferred tax assets:
Allowance for doubtful accounts	$343,000	$367,000
Canadian net operating loss carry forward	5,616,000	4,355,000
U.S. net operating loss carry forward	2,734,000	651,000
U.S. net operating loss carry forward attributable to excess stock option deductions	—	903,000
Inventory valuation allowance	137,000	263,000
Depreciation	555,000	840,000
Accruals not yet deductible for tax purposes	220,000	92,000
AMT credit	310,000	426,000

Gross deferred tax assets	9,915,000	7,897,000
Valuation allowance	(9,915,000)	(4,897,000)

Net assets	—	3,000,000
Deferred tax liabilities	—	—

Deferred tax assets, net	$—	$3,000,000

     The following is a reconciliation of expected to actual income tax expense (benefit):

	Year Ended January 31,
	2004	2005	2006
Federal income tax expense (benefit) at 34%	$(2,138,000)	$818,000	$2,683,000
Tax credit utilization	—	—	(105,000)
Deferred benefit not currently recognized	2,192,000	—	—
Utilization of valuation allowance	—	(388,000)	(2,921,000)
Reversal of valuation allowance	—	—	(3,000,000)
Permanent differences	21,000	(20,000)	27,000
Foreign rate differential	(98,000)	(133,000)	258,000
Other	23,000	—	94,000

	$—	$277,000	$(2,964,000)

     The Company had Canadian net operating loss carry forwards of approximately $10,369,000 (Canadian $11,862,000) as of January 31, 2006. The Canadian net operating losses expire in various years through 2012. The Company has U.S. net operating losses of approximately $4,570,000, as of January 31, 2006, which if unused will begin to expire in 2021.
     The Company recorded a valuation allowance of approximately $9,915,000 as of January 31, 2005 and $4,897,000 as of January 31, 2006 (a change of $5,018,000).

MITCHAM INDUSTRIES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     12. Acquisition
     On December 30, 2002, Mitcham Industries, Inc., purchased all of the issued and outstanding shares of capital stock of SAP, for approximately $764,000. Headquartered in Salisbury, Australia, SAP leases seismic data acquisition equipment throughout Southeast Asia and Australia as well as provides equipment, consumables, systems integration, engineering hardware and software maintenance support services to the geophysical, hydrographic, oceanographic, environment and defense industries.
     On July 12, 2005, the Company acquired 100% of the stock of Seamap. Seamap is engaged in the manufacture and sale of state-of-the-art seismic and offshore telemetry systems. As a result of this acquisition, Seamap’s proprietary products will expand Mitcham’s market and diversify its customer base and will be a complement to Mitcham’s growing marine rental and sales business. Mitcham will have a broader range of product offerings and the addition of strategic facilities in support of Mitcham’s expanding global operations. The consolidated financial statements for and as of the year ended January 31, 2006 include the assets and liabilities and the operating results for the period from acquisition date through January 31, 2006. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Mitcham applied purchase accounting to the transaction. Mitcham recognized intangible assets of $2.9 million and goodwill of $2.4 million on the transaction while incurring $0.1 million in acquisition costs.
     The purchase included all the net assets of Seamap, which are located in Huntsville, Texas, Singapore and in the United Kingdom. Seamap was purchased for a total of $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the former shareholders of Seamap (see Note 3). The terms of the purchase and sale agreement provide for two additional earn-out payments of $1.0 million if Seamap achieves certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period ending April 30, 2010. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.
     The following is a summary of the allocations of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition (in thousands):

Working capital	$1,203
Equipment	153
Covenant not to compete	1,000
Proprietary rights	1,850
Goodwill	2,358

Total purchase price	$6,564

     At the time of the acquisition, Seamap had approximately $153,000 of fixed assets. These assets consisted primarily of vehicles, computers and workshop equipment and will remain in use in the same manner as prior to the acquisition. The Company hired an outside consulting firm to assess the assets acquired in the Seamap acquisition. The results of the study concluded that working capital and equipment were appropriately valued at face value and net book value respectively. Additionally, allocations of $1.0 million of the purchase price of Seamap were made to the Covenant not to compete and $1.85 million was allocated to Proprietary rights owned by Seamap. The remainder of the acquisition cost of Seamap was charged to Goodwill. The covenant not to compete is being amortized over a period of three years beginning in July 2005. The proprietary rights are being amortized over fifteen years beginning in July 2005. The Company estimates amortization expense related to these intangible assets will be $457,000, $457,000, $262,000, $123,000 and $123,000 for fiscal years 2007, 2008, 2009, 2010 and 2011.
Pro Forma Results of Operations
     The following pro forma results of operations for the years ended January 31, 2005 and 2006 assumes the acquisition of Seamap occurred on February 1, 2004, and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31,
	2005	2006
	(In thousands except per share amounts)
Revenues	$32,054	$39,629
Income from continuing operations	$3,002	$8,824

Net income from continuing operations	$2,613	$11,702

Earnings per share:
Basic	$0.30	$1.28

Diluted	$0.28	$1.19
     13. Sales and Major Customers
     A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows:

	Year Ended January 31,
	2004	2005	2006
Canada	$9,530,000	$6,587,000	$8,914,000
UK / Europe	808,000	1,950,000	2,355,000
Mexico	110,000	31,000	13,000
South America	1,012,000	2,931,000	3,220,000
Asia	4,569,000	7,170,000	10,479,000
Other	513,000	458,000	220,000

Totals	$16,542,000	$19,127,000	$25,201,000

     Two customers represented approximately 11% of fiscal 2004 total revenues and one customer represented approximately 10% of fiscal 2005 total revenues. One customer represented approximately 10% of fiscal 2006 total revenues. No other customer exceeded 10% of revenues for fiscal 2004, 2005 and 2006.
14. Fair Value of Financial Instruments
     The Company’s financial instruments consist of trade receivables, marketable securities, notes receivable and accounts payable. In connection with the Seamap acquisition, the Company issued $3.0 million in promissory notes payable to the shareholders of Seamap. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. The Company believes the carrying value of these financial instruments approximates the estimated fair value of these financial instruments.
15. Shareholders’ Equity
     The Company has 1,000,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2005 and 2006. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 9,893,732 and 10,360,110 are issued as of January 31, 2005 and 2006, respectively.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
     In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20,000 shares of its common stock for $5.00 per share, exercisable beginning July 18, 2002 for a period of five years thereafter. The exercise price of the warrants was reduced to $4.42 per share and the number of issuable upon exercise of the warrants increased by 2,624 shares, as a result of the anti-dilution provisions of those warrants. There were 22,624 warrants outstanding as of January 31, 2004, 2005 and 2006, respectively.
     The Company has repurchased 915,000 shares of its common stock at an average cost of $5.12 per share as of January 31, 2006 and has classified these shares as treasury stock in the accompanying financial statements.
     In July 2003, the Compensation Committee of the Company’s Board of Directors granted 52,500 shares of restricted stock awards to certain members of management as deferred compensation. The shares vest ratably over three years from the date of grant. On the date of the award, the restricted stock had a market value of $99,750. During fiscal 2005, 12,000 shares of restricted stock were forfeited and subsequently cancelled, related to the resignation of the Company’s former Chief Financial Officer. During fiscal 2006, 5,000 awards were forfeited and subsequently cancelled. In September 2004, the Board of Directors granted 20,000 shares of restricted stock awards to the Company’s outside directors as deferred director compensation. The shares vest in whole on the one-year anniversary of the grant. On the date of the award, the restricted stock had a market value of $95,000. The deferred compensation amount for both of these grants is amortized to compensation expense ratably over the associated vesting period. As of January 31, 2006, there were 25,500 shares of restricted stock awards outstanding to management personnel and 20,000 shares of restricted stock awards outstanding to the Company’s outside directors for a total of 45,500 shares of restricted stock awards outstanding. The unamortized aggregate balance of the deferred compensation is $8,000 at January 31, 2006 and is classified as a component of shareholders’ equity in the financial statements.
     16. Commitments and Contingencies
     Sercel Lease Agreement - Effective January 1, 2005, the Company renewed its exclusive leasing arrangement with Sercel by entering into a new Equipment Lease Agreement (the “New Sercel Agreement”). The New Sercel Agreement replaces the parties’ Exclusive Equipment Lease Agreement that was entered into in December 1999 and that expired December 31, 2002. Under the New Sercel Agreement, the Company is Sercel’s exclusive third-party worldwide short-term (for leases of a duration of less than one year) leasing representative for land-based seismic equipment and its non-exclusive leasing representative with respect to certain marine seismic equipment. While there are no restrictions on Sercel’s ability to undertake short-term or long-term leasing of either land-based or marine seismic equipment, Sercel will provide the Company with information regarding any potential leases or sales opportunities that Sercel does not undertake. The agreement expires on December 31, 2006, subject to earlier termination by Sercel on the occurrence of certain events.
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

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Seamap Acquisition – On July 12, 2005, the Company acquired 100% of the stock of Seamap. Under the Purchase Agreement, the Company has agreed to pay to the sellers certain contingent purchase price payments provided that certain earn-out earnings thresholds and prerequisites are achieved. These contingent purchase price payments cover a five-year period ending April 30, 2010. Earn-out earnings thresholds are based upon total revenues of the Seamap Group, excluding any revenues derived from sales to the Company or any of its affiliates (earn-out revenues). The earn-out earnings threshold for the year ending April 30, 2006 shall mean earn-out revenues in excess of $8.0 million. For the years ending April 30, 2007 through April 30, 2010, the earn-out earnings threshold will be $8.0 million in earn-out revenues if that level of earn-out revenues has not been met in prior years, $10.0 million if earn-out revenues are in excess of $8.0 million and less than $10.0 million in prior years, or $8.0 million if earn-out revenues are in excess of $10.0 million for any prior period. The earn-out payments are limited to $1.0 million for any year or $2.0 million over the entire five-year period. Any earn-out payments will be accounted for as goodwill.
     17. Stock Option Plans
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
     Restricted Stock Awards — 45,500 shares are outstanding, as more fully discussed in Note 15.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of outstanding options as of January 31, 2006:
     1994 Stock Option Plan - Granted shares total 310,834 and options to purchase 70,000 shares of common stock are issued and outstanding, 11,000 of which are exercisable at $5.75 per share, 16,500 of which are exercisable at $22.00 per share, and 42,500 of which are exercisable at $1.90 per share. This plan expired in 2004; therefore, no further options are available under this plan.
     1998 Amended and Restated Stock Awards Plan - Options to purchase an aggregate of 546,250 shares have been granted and options to purchase 448,500 shares of common stock are issued and outstanding, 78,000 of which are exercisable at $3.56 per share, 25,000 of which are exercisable at $4.16 per share, 100,000 of which are exercisable at $4.75 per share, 70,000 of which are exercisable at $6.18 per share, 50,000 of which are exercisable at $7.01, 500 which are exercisable at $7.10 and 125,000 of which are exercisable at $8.98. There are 203,750 options remaining available for issuance under this plan.
     2000 Stock Option Plan - Options to purchase an aggregate of 985,220 shares of common stock have been granted and options to purchase 502,420 are issued and outstanding, 85,400 of which are exercisable at $5.13 per share, 125,000 of which are exercisable at $5.00 per share, 10,000 of which are exercisable at $4.60 per share, 65,000 of which are exercisable at $4.50 per share, 2,500 of which are exercisable at $4.00 per share, 131,520 of which are exercisable at $1.99 per share, 60,000 of which are exercisable at $1.90 per share, 3,000 of which are exercisable at $4.83 per share and 20,000 of which are exercisable at $5.75 per share. There are 14,780 options remaining available for issuance under this plan.
     Director Plan - Options to purchase an aggregate of 41,000 shares of common stock have been granted and 34,000 are issued and outstanding, 15,000 of which are exercisable at $5.13 per share, 5,000 of which are exercisable at $4.06 per share, 2,000 of which are exercisable at $7.38 per share, 10,000 of which are exercisable at $11.00 per share and 2,000 of which are exercisable at $11.13 per share. This plan expired in 2004; therefore, no further options are available under this plan.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock option activity in the 1994 Stock Option Plan, 1998 Amended and Restated Stock Awards Plan, 2000 Stock Option Plan and Director Plan for the years ended January 31, 2004, 2005 and 2006 was as follows:

			Weighted Average
		Weighted Average	Fair Value
	Number of	Exercise Price	Per Share on
	Shares	Per Share	Grant Date
Outstanding, January 31, 2003	1,366,870	$4.40
Exercised	(10,000)	1.99
Granted	182,500	1.89	$1.34
Forfeited	(144,580)	6.10

Outstanding, January 31, 2004	1,394,790	$3.91
Exercised	(170,738)	1.86
Granted	353,000	4.97	$3.65
Forfeited	(193,770)	5.68

Outstanding, January 31, 2005	1,383,282	$4.19
Exercised	(471,378)	3.86
Granted	175,500	8.41	$5.88
Forfeited	(32,484)	3.63

Outstanding, January 31, 2006	1,054,920	$5.15

     The weighted average remaining contractual life at January 2004, 2005 and 2006 was 7.0 years, 6.7 years and 6.6 years, respectively.
     As of January 31, 2006, options to acquire 886,920 shares of the Company’s common stock were fully vested and exercisable at a weighted average exercise price of $4.77 per share. The remaining options, which have a weighted average exercise price of $7.18 per share, will vest during the next fiscal year. If not previously exercised, options outstanding at January 31, 2006 will expire as follows: 13,000 shares in fiscal 2007, 18,500 shares in fiscal 2008, 10,000 shares in fiscal 2009, 83,000 shares in fiscal 2010, 100,400 shares in fiscal 2011, 135,000 shares in fiscal 2012, 134,020 shares in fiscal 2013, 102,500 shares in fiscal 2014, 283,000 shares in fiscal 2015 and 175,500 shares in fiscal 2016.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Segmental Reporting
     The following information is disclosed as required by Financial Accounting Standards Board (FASB) statement No. 131, Disclosures About Segments of an Enterprise and Related Information. On July 12, 2005, the Company acquired 100% of the outstanding stock of Seamap. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment. Manufacturing and sales facilities are maintained in the UK and Singapore with a sales office in Huntsville, Texas.
     The Mitcham segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. Mitcham is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; and associates throughout Europe, South America and Asia.
     Financial information by business segment is set forth below net of any allocations (in thousands):

	For the Year Ended January 31, 2006
	Mitcham	Seamap	Consolidated
Revenues	$30,569	$4,020	$34,589
Percentage	88%	12%	100%
Interest income	$524	$4	$528
Percentage	99%	1%	100%
Interest expense	$106	$—	$106
Percentage	100%	0%	100%
Fixed assets, net	$19,694	$230	$19,924
Percentage	99%	1%	100%
Intangible assets, net	$—	$2,584	$2,584
Percentage	0%	100%	100%
Goodwill	$—	$2,358	$2,358
Percentage	0%	100%	100%
Capital expenditures	$8,857	$113	$8,970
Percentage	99%	1%	100%
Depreciation and amortization expense	$8,649	$309	$8,958
Percentage	97%	3%	100%
Income tax benefit	$2,931	$33	$2,964
Percentage	99%	1%	100%
     Sales to Mitcham affiliates are made on the same basis as to any other customer. Upon consolidation, the entire amount of affiliate sales is eliminated.

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Quarterly Financial Data (Unaudited)

	Fiscal Year	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Net sales, continuing operations:	2006	$7,638	$7,002	$9,815	$10,134
	2005	8,206	6,393	4,738	7,031

Gross profit, excluding depreciation expense:	2006	6,349	5,321	7,539	7,443
	2005	5,966	4,919	3,731	5,482

Income (loss) from continuing operations	2006	2,304	1,045	2,907	1,635
before income taxes:	2005	1,370	75	(559)	1,440

Incomes taxes (benefit):	2006	162	(194)	57	(2,989)
	2005	—	—	264	13

Income (loss) from continuing operations:	2006	2,142	1,239	2,850	4,801
	2005	1,370	75	(823)	1,427

Income (loss) from discontinued operations:	2006	—	—	—	—
	2005	—	80	—	—

Income (loss):	2006	2,142	1,239	2,850	4,624
	2005	1,370	155	(823)	1,427

Income (loss) per common share from	2006	$0.24	$0.14	$0.31	$0.50
continuing operations — basic:	2005	$0.16	$.01	$(0.09)	$0.16

Income (loss) per common share from	2006	$0.22	$0.13	$0.29	$0.46
continuing operations — diluted:	2005	$0.15	$.01	$(0.09)	$0.15

Income (loss) per common share from	2006	$—	$—	$—	$—
discontinued operations — basic and diluted:	2005	$—	$0.01	$—	$—

Income (loss) per common share – basic:	2006	$0.24	$0.14	$0.31	$0.50
	2005	$0.16	$0.02	$(0.09)	$0.16

Income (loss) per common share — diluted:	2006	$0.22	$0.13	$0.29	$0.46
	2005	$0.15	$0.02	$(0.09)	$0.15

20. Restatement of Consolidated Statements of Cash Flows
The Company has restated the Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2005 and for each of the quarter end reporting periods during fiscal 2006. The previous cash flow statements reflected changes in cash flow from continuing operations within each of the operating, investing and financing sections, with a net increase or decrease in cash from discontinued operations displayed separately in the statement. The restated statements of cash flows reflects the cash activity of discontinued operations within each section of operating, investing and financing activities. Previously, we had reported “Net book value of seismic equipment sold” in the operating activities section. The restated cash flow statements present the “Sales from used lease pool equipment” in the investing activities section of the cash flow statement, with the “Gross profit from sale of lease pool equipment” now shown as a deduction in the operating activities section of the cash flow statement. Additionally, purchases and redemptions of short-term investments are reflected in cash flows from investing activities. This results in changes to net increase in cash and cash equivalents for the quarters ended July 31, 2005 and October 31, 2005.
The following tables disclose the impact of the restatements for the years ended January 31, 2005 and 2004 and for each of the first three quarters of fiscal 2006.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended January 31,
	2004		2005
	As		As
	previously		previously
	reported	Restated	reported	Restated
Cash flows from operating activities:
Net income (loss)	$(3,574)	$(6,289)	$2,049	$2,129
Depreciation and amortization	13,677	13,963	10,596	10,596
Impairment on assets	—	700	—	—
Stock based compensation			461	461
Provision for doubtful accounts, net of charge-offs and recoveries	106	106	133	133
Net book value of equipment sold	2,975		1,944
Gross profit from sale of lease pool equipment		(2,740)		(3,699)
Changes in:
Trade accounts and notes receivable	(4,167)	(3,680)	(1,098)	(1,585)
Federal income taxes current	—	—	284	284
Current assets of discontinued operations	—	(213)	—	505
Accounts payable, accrued expenses and other current liabilities	846	846	2,685	2,685
Current liabilities of discontinued operations	—	915	—	(385)
Other, net	62	62	(13)	(67)

Net cash provided by operating activities	9,925	3,670	17,041	11,057

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(3,576)	(4,430)	(5,668)	(6,253)
Purchases of property and equipment	(59)	(59)	(377)	(377)
Sales from used lease pool equipment	—	4,734	—	6,282
Long term assets of discontinued operations	—	312	—	275

Net cash provided by (used in) investing activities	(3,635)	557	(6,045)	(73)

	Year Ended January 31,
	2004		2005
	As		As
	previously		previously
	reported	Restated	reported	Restated
Cash flows from financing activities:
Payments on borrowings	(2,093)	(2,530)	(4,999)	(4,999)
Proceeds from issuance of common stock upon exercise of warrants and options	—	—	319	319

Net cash provided by financing activities	(2,093)	(2,530)	(4,680)	(4,680)

Net increase in cash and cash equivalents continuing operations	4,197	1,697	6,316	6,304
Net increase in cash and cash equivalents — discontinued operations	(2,500)	—	(12)	—
Cash, beginning of year	5,137	5,137	6,834	6,834

Cash, end of year	$6,834	$6,834	$13,138	$13,138

Consolidated Statements of Cash Flows
Amounts in Thousands

	Three-month period		Six-month period ended		Nine-month period
	ended April 30, 2005		July 31, 2005		ended October 31, 2005
	As		As		As
	previously		previously		previously
	reported	Restated	reported	Restated	reported	Restated
Cash flows from operating activities:
Net income	$2,142	$2,142	$3,381	$3,381	$6,231	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,177	2,177	4,332	4,332	6,585	6,585
Stock based compensation	36	36	65	65	82	82
Provision for doubtful accounts, net of charge-offs and recoveries	79	79	79	79	162	162
Net book value of seismic equipment sold	91		44		109
Gross profit from sale of lease pool equipment		(545)		(1,205)		(1,806)
Changes in:
Trade accounts and notes receivable	253	253	2,074	2,074	(58)	(58)
Inventories	—	—	—	—	(792)	(792)
Current assets of discontinued operations		(39)		78		5
Federal income taxes current	56	56	(232)	(232)	(133)	(133)
Accounts payable, accrued expenses and other current liabilities	(3,926)	(3,926)	(4,143)	(4,143)	(4,494)	(4,494)
Current liabilities of discontinued operations		(7)				(9)
Other, net	(89)	(15)	361	279	367	322

Net cash provided by operating activities	819	211	5,961	4,708	8,059	6,095

Cash flows from investing activities:
Sales from used lease pool equipment		713		1,669		2,341
Acquisition of Seamap, net of $1,027 cash acquired			(2,474)	(2,474)	(2,473)	(2,473)
Seamap acquisition costs			(39)	(39)	(56)	(56)
Long term assets of discontinued operations		71		143		216
Purchases of short-term investments	—	—	—	(3,950)	—	(3,950)
Redemption of short-term investments	—	—	—	2,950	—	2,950
Purchases of seismic equipment held for lease	(1,007)	(1,158)	(1,899)	(2,237)	(3,274)	(3,655)
Purchases of property and equipment	(184)	(184)	(457)	(457)	(374)	(374)

	Three-month period		Six-month period ended		Nine-month period
	ended April 30, 2005		July 31, 2005		ended October 31, 2005
	As		As		As
	previously		previously		previously
	reported	Restated	reported	Restated	reported	Restated
Net cash provided by (used in) investing activities	(1,191)	(558)	(4,869)	(4,395)	(6,177)	(5,001)

Cash flows from financing activities:
Payments on borrowings	(580)	(580)	(918)	(918)	(918)	(918)
Proceeds from issuance of common stock upon exercise of warrants and options	18	18	274	274	882	882

Net cash provided by financing activities	(562)	(562)	(644)	(644)	(36)	(36)

Net increase in cash and cash equivalents continuing operations	(934)	(909)	448	(331)	1,846	1,058
Net increase in cash and cash equivalents — discontinued operations	25		221		212
Cash, beginning of period	13,138	13,138	13,138	13,138	13,138	13,138

Cash, end of period	$12,229	$12,229	$13,807	$12,807	$15,196	$14,196

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders Mitcham Industries, Inc.
Huntsville, Texas
     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mitcham Industries, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 13, 2006. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15(a) herein (Schedule II — Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ HEIN & ASSOCIATES LLP
Hein & Associates LLP

Houston, Texas
April 13, 2006

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. D		Col. E
	Balance at	Additions Charged to	Deductions -		Balance at
Description	Beginning of Period	Costs and Expenses	Describe		End of Period
January 31, 2004
Allowance for doubtful accounts	$770,000	$103,000	$(3,000	)(A)	$876,000

January 31, 2005
Allowance for doubtful accounts	$876,000	$155,000	$22,000	(A)	$1,009,000

January 31, 2006
Allowance for doubtful accounts	$1,009,000	$188,000	$22,000	(A)	$1,175,000

(A)	Represents recoveries and uncollectible accounts written off.
Note: Column C(2) has been omitted, as all answers would be “none.”

Col. A	Col. B	Col. C(1)	Col. D		Col. E
	Balance at	Additions Charged to	Deductions -		Balance at
Description	Beginning of Period	Costs and Expenses	Describe		End of Period
January 31, 2004
Allowance for obsolete equipment	$243,000	$8,000	$57,000	(B)	$194,000

January 31, 2005
Allowance for obsolete equipment	$194,000	$409,000	$84,000	(B)	$519,000

January 31, 2006
Allowance for obsolete inventory and lease pool equipment	$519,000	$15,000	$183,000	(B)	$351,000

(B)	Represents sale or scrap of obsolete equipment.
Note: Column C(2) has been omitted, as all answers would be “none.”

Exhibit Index

Exhibit
Number		Description of Exhibit
3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1) (Exhibit 3.1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc.** (11)

9	-	Voting Agreement, dated September 20, 1993, among the company, Billy F. Mitcham, Jr. and certain shareholders (2) (Exhibit 9)

*10.1	-	Employment Agreement, dated January 15, 1997, between the Company and Billy F. Mitcham, Jr. (3) (Exhibit 10.4)

Exhibit
Number		Description of Exhibit
10.2	-	Exclusive Lease Referral Agreement, dated May 14, 1996, between the Company and Pelton Company, Inc., a Oklahoma corporation (“Pelton”) (4)

10.3	-	First Amendment to Exclusive Lease Referral Agreement, dated January 15, 1997, between the Company and Pelton (3) (Exhibit 10.17)

10.4	-	Second Amendment to Exclusive Lease Referral Agreement, dated November 24, 1997, between Mitcham Industries, Inc. and Pelton (5) (Exhibit 10.3)

*10.5	-	Mitcham Industries, Inc. 1994 Stock Option Plan (2) (Exhibit 10.9)

*10.6	-	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan (2) (Exhibit 10.12)

*10.7	-	Mitcham Industries, Inc. 1998 Stock Awards Plan (6)

*10.7.1	-	Amended and Restated 1998 Stock Awards Plan (12) (Exhibit 10.3)

*10.7.2	-	Form of Restricted Stock Agreement (12) (Exhibit 10.1)

*10.7.3	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.2)

*10.7.4	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.4)

*10.7.5	-	Form of Phantom Stock Award Agreement (12) (Exhibit 10.5)

*10.7.6	-	Form of Stock Appreciation Rights Agreement (12) (Exhibit 10.6)

*10.8	-	Mitcham Industries, Inc. 2000 Stock Option Plan (7)

*10.8.1	-	Form of Incentive Stock Option Agreement (12) (Exhibit 10.7)

*10.8.2	-	Form of Nonqualified Stock Option Agreement (12) (Exhibit 10.8)

10.9	-	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C. (8)

10.10	-	Share Sale Agreement, dated December 2002, between Mitcham Industries, Inc. and Nautronix Inc. (9)

*10.11	-	Agreement, dated April 4, 2003, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.14)

*10.12	-	Second Consultant Agreement, dated April 1, 2003, but effective January 1, 2004, between Mitcham Industries, Inc. and William J. Sheppard (10) (Exhibit 10.16)

10.13	-	Equipment Lease Agreement, dated April 9, 2003, between Mitcham Industries, Inc. and Sercel, Inc., a Oklahoma corporation (“Sercel”) (10) (Exhibit 10.17)

10.14	-	Amendment to the Equipment Lease Agreement, dated as of December 17, 2003, between Mitcham Industries, Inc. and Sercel (11) (Exhibit 10.14)

10.15	-	Promissory Note of Mitcham Industries, Inc., dated as of February 11, 2002, payable to First Victoria National Bank in the original principal amount of $8,518,919 (11) (Exhibit 10.15)

10.16	-	Loan Agreement, dated March 30, 2004, by and between Mitcham Industries, Inc. and First Victoria National Bank (11) (Exhibit 10.16)

*10.17	-	Separation Agreement, Consulting Agreement and Release, dated June 24, 2004, between P. Blake Dupuis and Mitcham Industries, Inc. (13)

*10.18	-	Separation Agreement, dated June 6, 2005 between Chris Siffert and Mitcham Industries, Inc. (14)

21	-	Subsidiaries of the Company**

23	-	Consent of Hein & Associates LLP**

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

31.2	-	Certification of Michael A. Pugh, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

32.2	-	Certification of Michael A. Pugh, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form SB-2, filed with the SEC on July 5, 1994.

(3)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-l (File No. 333-19997), filed with the SEC on January 17, 1997.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3/A (File No. 333-10555), filed with the SEC on October 25, 1996.

(5)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-3/A (File No. 333-40507), filed with the SEC on December 17,1997.

(6)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.

(7)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.

(8)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.

(9)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2003.

(10)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May 1, 2003.

(11)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(12)	Incorporated by reference to the indicated exhibit number of the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, filed with the SEC on September 14, 2004.

(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2005.