Form 10-K/A
period 2006-01-31
MITCHAM INDUSTRIES INC
filed 2006-06-14
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K/A
(AMENDMENT NO. 1)
EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2006, to amend the disclosure in Item 9A to (i) clarify that the Company’s disclosure controls and procedures are effective as of January 31, 2006 at the reasonable assurance level, (ii) clarify how management reached its conclusions that the Company did not have a material weakness in internal controls as of January 31, 2006 and that the Company’s disclosure controls and procedures were effective as of January 31, 2006 at the reasonable assurance level, and (iii) expand the Company’s disclosures regarding changes in internal control over financial reporting. In addition, this amendment corrects certain minor typographical errors contained in the original Form 10-K.
     Other than the changes referred to above, all other information included in the above described Form 10-K, as amended, remains unchanged. This amendment does not reflect events occurring after the filing of such Form 10-K, as amended, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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
     We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land, in transition zones (marsh and shallow water areas) and marine areas. We conduct our operations on a worldwide basis and are the world’s largest independent lessor of seismic equipment. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, nor similar exclusive lease referral agreements with suppliers. Over the last several years, advances in seismic technology have increased drilling success rates, thereby reducing the overall costs of finding oil and gas. These advances have made it more economical for exploration and production companies to procure more seismic data, resulting in greater demand for our equipment.
     We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including many electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. A substantial amount of our seismic equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, “Sercel”) and Input/Output, Inc. (“I/O”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. At January 31, 2006, approximately 43% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones and other peripheral equipment.
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
     We also sell a broad range of used seismic equipment on a worldwide basis and SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide marine operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers.

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
Business Strategy
     Our business strategy is to meet the needs of users of seismic equipment through our equipment leasing. To accomplish this, we have identified the following major objectives:
•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool, including the addition of marine equipment. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. Historically, North and South America have been our core operating areas, with a limited amount of other international leasing activities; however, our revenues from international sources have increased. We intend to expand our international leasing and sales activities utilizing Seamap’s and MSE’s activities and locations to exploit new opportunities. We believe there are significant opportunities to continue to expand our international leasing and sales activities.

•	Maintain alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers allow us to expand our equipment lease pool on favorable terms. We believe such relationships improve our access to customers and provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector.
Recent Developments
     On July 12, 2005, we acquired Seamap, which designs, develops and markets a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide marine operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry, including a new fairlead that streamlines streamer deployment. Financial results from Seamap are included from the acquisition date of July 12, 2005.
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

Business and Operations
     Seismic Equipment Leasing. We own a comprehensive lease pool of seismic equipment for short-term leasing to our customers, which primarily includes seismic contractors. We lease such equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. Such specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their owned inventory of recording channels and related equipment.
     Our equipment lease pool includes a total of approximately 40,100 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, large earth vibrators, peripheral equipment and geographic survey and other equipment. All of our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.
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

     Other Equipment Sales. SAP, headquartered in Brisbane, Australia, sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines. SAP also supplies and services hydrographic and radio and satellite positioning equipment for government and private entities. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide marine operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment.
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
Suppliers
     We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from two equipment manufacturers, Sercel and I/O. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones and cables), Steward Cable (cables) and Seismic Source Company (shooting systems). From time to time, we purchase new and used peripheral seismic equipment from various other manufacturers. Management believes that its current relationships with its suppliers are satisfactory.
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
     Not applicable.
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

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth certain information with respect to our equity compensation plans as of January 31, 2006:
EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans (1)
Equity compensation plans approved by our shareholders (2)	1,054,920	$5.15	218,530
Equity compensation plans not approved by our shareholders	0	0	0

Total	1,054,920	$5.15	218,530

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Includes options granted under the 1994 Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 1998 Amended and Restated Stock Awards Plan and 2000 Stock Option Plan, each of which is further described in footnote 17 to our Consolidated Financial Statements filed elsewhere herein.
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
     We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at January 31, 2006 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment that we do not have immediate or near term need for in our leasing business or if we desire to upgrade our lease pool. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide marine operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment.
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
     Current prices of oil and natural gas have resulted in increased activity in the oil and gas industry resulting in an increased demand for seismic services. This has contributed to an increased demand for leasing of our equipment. We cannot predict how long the current trend will last, but we have learned that a depressed oil and gas industry results in lower demand, thus lower revenues from leasing our equipment. The Company does not quantitatively calculate utilization rates for its equipment lease pool. However, we do subjectively monitor factors which we believe reflect trends in utilization. For example, we believe that the increase in our leasing revenues and the relatively constant size of our lease pool can be attributed to an increase in utilization of our lease pool equipment. The Company has relatively fixed costs within certain revenue ranges and, as a result, our earnings are particularly sensitive to changes in utilization and demand for our lease equipment.
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
Results of Operations – Mitcham Consolidated
     For the fiscal year ended January 31, 2006, we recorded income from continuing operations of $10.9 million, compared to income from continuing operations of approximately $2.0 million for the fiscal year ended January 31, 2005 and a loss of $3.6 million for the fiscal year ended January 31, 2004. We had no income or loss from discontinued operations for the fiscal year ended January 31, 2006 compared to income of $0.1 million for the fiscal year ended January 31, 2005 and a loss of $2.7 million for the fiscal year ended January 31, 2004.

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
     Our business generally parallels trends in the oil and gas industry. When the oil and gas industry was depressed over the period from 1998 to 2004, we experienced net losses for those periods. As the oil and gas industry is on an upward trend and we are experiencing increased demand for our equipment, including equipment that has been fully depreciated. Increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenue on a lease contract. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. For example, we have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. These lower purchase prices are the sole reasons for the decrease in our cost basis as the total number of units of lease pool equipment have not materially decreased. On the other hand, although some of the equipment in our lease pool has reached the end of its depreciable life, given the increased demand, that equipment continues to be in service and continues to generate revenue. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately. Currently, in our industry, higher demand is generating more leasing revenue and older equipment is more in demand than in times past.
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
     Sales of new equipment will typically have gross margins of 10 to 25%. The gross margins on used equipment, on the other hand, will vary widely depending on the level of depreciation for each item at the time of sale. In fiscal 2006 we had used lease pool equipment sales of $5.2 million compared to $6.3 million and $4.7 million in fiscal 2005 and 2004 respectively. Cost of sales for this equipment was $1.0 million, $2.6 million and $2.0 million for years 2006, 2005 and 2004 respectively. This yielded margins of 82% in 2006, 59% in 2005 and 58% in 2004. We had other equipment sales of $7.3 million, $3.0 million and $3.9 million in fiscal 2006, 2005 and 2004 respectively. The cost of sales for other equipment sales was $4.1 million, $2.0 million and $2.7 million for fiscal 2006, 2005 and 2004 respectively. This resulted in margins of 44% for fiscal 2006, 32% for fiscal 2005 and 30% in fiscal 2004.
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
Results of Operations – Seamap Segment
     On July 12, 2005, the Company acquired Seamap, which designs, develops and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide marine operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from the sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment. Financial results from Seamap are included from the acquisition date of July 12, 2005.
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
Long-Lived Assets
     We carry property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to ten years. Cables are depreciated over 2 years, geophones over 3 years, channel boxes over a 5 year period and earth vibrators and other heavy equipment are depreciated over a 10 year period. Buildings are depreciated over 40 years, property improvements are amortized 10 years and leasehold improvements are amortized over the shorter of useful life or the life of the leases. Intangible assets are amortized from 3 to 15 years. Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is 5 years for channel boxes and 2 - 10 years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it.

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
Based on our evaluation of the evidence, we believe that it is appropriate to reduce our valuation allowance on the deferred tax asset by $3.0 million, leaving a valuation allowance on our books of $4.9 million, which will give rise to a deferred tax asset of $3.0 million at January 31, 2006.
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
II. Evaluation of Disclosure Controls and Procedures
     As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2006 at the reasonable assurance level.
     In coming to the conclusion that our disclosure controls and procedures were effective as of January 31, 2006 at the reasonable assurance level, our management considered, among other things, the nature of each reclassification as further discussed below. However, the Company believes that the reclassifications that gave rise to the restatement do not directly bear on the Company’s disclosure controls and procedures. In particular, the Company believes in each case that its original classifications did not result from a misapplication of U.S. GAAP; rather, the Company has reinterpreted SFAS 95 in the light of new guidance from the Staff. The Company notes that disclosure controls and procedures as defined under Rule 13a-15(e) mean controls and other procedures designed to ensure that information required to be disclosed in SEC filings and reports is “recorded, processed, summarized and reported” within the required time periods. As further discussed below, the Company believes that the disclosure controls and procedures were effective at the reasonable assurance level, based on its analysis and interpretation of SFAS 95 at the time and the information then available. The information included in this filing was in fact timely recorded, processed, summarized and reported. Furthermore, based on the analysis and interpretation of SFAS 95 then being employed, the information was recorded, processed, summarized and reported accurately.
     In addition, management does not believe that the three deficiencies discussed below, constitute, individually or in the aggregate, a material weakness in our internal controls over financial reporting. This conclusion is based on the relative nature of each of the deficiencies and the circumstances leading to such deficiencies.
     Cash Flows from Discontinued Operations. Historically, we presented cash flows from discontinued operations as a single line item in the statements of cash flows and as a part of this presentation reconciled the change in cash and cash equivalents from “income from continuing operations,” rather than from “net income.” Based on our review of prevalent practice, we believed this practice to be widespread and consistent with the intent of Accounting Principles Board (“APB”) Opinion No. 30. Moreover, SFAS 95 is silent regarding any specific application to discontinued operations. As a result of the Staff’s comments and in light of guidance provided by the Staff at the national conference of the American Institute of Certified Public Accountants (“AICPA”) in December 2005, the Company elected to modify its presentation of cash flows from discontinued operations to reflect such cash flows within each of the three categories of “operating activities,” “investing activities” and “financing activities.” Furthermore, in conjunction with this change in the statements of cash flows we also modified the presentation to reconcile changes in cash and cash equivalents from “net income,” rather than “income from continuing operations.” As provided in the AICPA’s Center for Public Company Audit Firms’ Alert No. 90, “SEC Staff Position Regarding Changes to the Statement of Cash Flows Relating to Discontinued Operations” published on February 16, 2006 (“CPCAF Alert 90”), we understand that the Staff is allowing companies to revise their classifications regarding cash flows relating to discontinued operations in their next periodic report without referring to such amendments as a correction of an error. Accordingly, in connection with the other revisions of our statements of cash flow that are discussed below, we have restated previous periods in the presentation of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, as amended. Because this restatement resulted from a reinterpretation of SFAS 95 in the light of new guidance from the Staff, we do not consider this change to reflect a material weakness in our internal control over financial reporting.
     Proceeds from Sale of Lease Pool Equipment. In connection with the preparation of our Annual Report on Form 10-K for our fiscal year ended January 31, 2005, we determined, in consultation with our independent public accounting firm, that our presentation of the proceeds from the sale of lease pool equipment as an operating activity was a more accurate presentation of our cash flows. As described herein, we acquire lease pool equipment in order to lease such equipment over a long period of time, through a series of short-term leases and from time to time sell such equipment. We believed that sales of equipment out of our lease pool were more accurately reflected as operating activities as opposed to investing activities because of the recurring nature of these sales transactions. Furthermore, this presentation was consistent with the classification of these transactions in our Consolidated Statements of Operations. For these reasons, we also believed this presentation more clearly disclosed to the readers of our financial statements the operating cash flows of the Company.
     However, in light of the Staff’s comments, we have modified our presentation of the proceeds from the sale of lease pool equipment to reclassify it as an investing activity rather than an operating activity. Inasmuch as this deficiency and related restatement resulted from differences in interpretations, we and our outside auditors do not consider this to be a material weakness in our internal control over financial reporting.
     Determination of Cash and Cash Equivalents. For the second and third quarters of fiscal 2006, we classified approximately $3,900,000 of certificates of deposits with maturities of greater than three months as cash equivalents. These CDs were acquired to temporarily earn interest until we needed the cash for our operations. Paragraph 8 of SFAS 95 provides that generally (emphasis added) securities with a maturity greater than three months should not be considered cash equivalents. However, paragraph 8 of SFAS 95 further states that the criteria for cash equivalents are short-term, highly liquid investments that are both (a) readily convertible into known amounts of cash and (b) present insignificant risk of changes in value because of changes in interest rates. In this circumstance, the certificates could be redeemed at any time with only a penalty in the form of a reduction in the interest that would otherwise have been earned; therefore the principal amount of the investment was not at risk. Changes in interest rates have no bearing on the value of the certificates of deposit. While we still believe a good argument exists that the CDs are cash equivalents, upon further review of SFAS 95 in light of the other issues noted above, we have determined to take a more conservative approach and book all CDs with maturities of greater than three months as temporary investments in accordance with paragraph 8 of SFAS 95. This change resulted in a revision of our statements of cash flows for the six months ended July 31, 2005 and the nine months ended October 31, 2005 to reflect the purchase and redemption of certificates of deposit with maturities of more than three months as investing activities. The change also resulted in a decrease in the net cash provided from investing activities of $1,000,000 and a decrease in cash and cash equivalents of $1,000,000 at the end of each of those periods.
     After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and APB Opinion No. 20, “Accounting Changes” (“APB 20”) given the (a) nature of the reclassification, (b) the amount involved (less than 8% of cash and cash equivalent balances), (c) the determination that the principal amount invested was not at risk, and (d) the likelihood that a reasonable investor would not view this change as having significantly altered the total mix of information made available, we determined that these changes were not material. We do not believe restatement of such amounts was required; however, in light of the other restatements being made to the statements of cash flows, we elected to include such restatements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. Accordingly, we determined that this deficiency did not constitute a material weakness in our controls over financial reporting.
     After reviewing and analyzing the APB 20 and taking into consideration (1) the periods in which the errors occurred, (2) that the restatement adjustments did not impact revenues, net income, net income per share, total assets, shareholders’ equity, net increase in cash and cash equivalents (except with respect to the quarters ended July 31, 2005 and October 31, 2005), current cash or liquidity position, and (3) in the case of the temporary investment reclassification, the amounts involved, our management concluded that the control deficiencies that resulted in the restatement of our Consolidated Statements of Cash Flows do not represent a material weakness in our internal control over financial reporting. Following our identification of these control deficiencies, we have modified our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 “Statement of Cash Flows” and SFAS No. 102 “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale — An Amendment of FASB Statement No. 95.” In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows.
III. Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     However, during our quarter ended January 31, 2006, we installed the “Navision” accounting system in our Australian subsidiary’s (SAP’s) office in Brisbane, Australia. We use this system to accumulate financial data used in financial reporting. We also use this new system to track inventory and to generate quotes and contracts for leasing and sales transactions. Previously, SAP had used another system to perform accounting and financial reporting functions. We have determined to standardize all of our subsidiaries and locations on a common accounting platform and have selected ‘“Navision” as that common platform. We intend to systematically migrate our other significant subsidiaries to the “Navision” system.
     The decision to standardize our accounting systems was not made in reaction to a weakness in our system of internal controls and was not a result of the restatement of our Consolidated Statements of Cash Flows. The installation of the common accounting systems has not, and is not expected to, materially affect our internal control over financial reporting. However, we believe that operating on a common accounting platform will provide significant efficiencies in our operations and in our accounting systems. As our business expands and grows we believe that common accounting systems will enhance our internal controls and will enable us to respond effectively to changes in our business.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information regarding our directors and executive officers will be set forth in our proxy statement for the 2006 Annual Meeting of Shareholders.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June 2006.

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

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2004	2005	2006
Revenues:
Equipment leasing	$13,765,000	$17,086,000	$22,104,000
Lease pool equipment sales	4,734,000	6,282,000	5,218,000
Other equipment sales	3,907,000	3,000,000	7,267,000

Total revenues	22,406,000	26,368,000	34,589,000

Costs and expenses:
Direct costs — equipment leasing	2,326,000	1,644,000	2,907,000
Direct costs — lease pool depreciation	13,500,000	10,359,000	8,309,000
Cost of lease pool equipment sales	1,994,000	2,583,000	950,000
Cost of other equipment sales	2,721,000	2,043,000	4,080,000
General and administrative	5,095,000	6,969,000	9,437,000
Provision for doubtful accounts	25,000	155,000	188,000
Depreciation and amortization	177,000	237,000	649,000
Impairment of assets	—	—	617,000

Total costs and expenses	25,838,000	23,990,000	27,137,000

Operating income (loss)	(3,432,000)	2,378,000	7,452,000
Other income (expense):
Interest income (expense), net of interest income of $97,000, $119,000 and $528,000, respectively	(176,000)	(71,000)	422,000
Other, net	34,000	19,000	17,000

Total other income (expense)	(142,000)	(52,000)	439,000

Income (loss) from continuing operations before income taxes	(3,574,000)	2,326,000	7,891,000
Provision (benefit) for income taxes	—	277,000	(2,964,000)

Income (loss) from continuing operations	(3,574,000)	2,049,000	10,855,000
Income (loss) from discontinued operations, net of income taxes of $0 (including impairment charge of $700,000 in 2004)	(2,715,000)	80,000	—

Net income (loss)	$(6,289,000)	$2,129,000	$10,855,000

Income (loss) per common share from continuing operations:
Basic	$(0.41)	$0.23	$1.19
Diluted	$(0.41)	$0.22	$1.10
Income (loss) per common share from discontinued operations:
Basic and diluted	$(0.31)	$0.01	$—
Net income (loss) per common share — basic	$(0.72)	$0.24	$1.19
Net income (loss) per common share — diluted	$(0.72)	$0.23	$1.10
Shares used in computing income (loss) per common share:
Basic	8,772,000	8,849,000	9,126,000
Dilutive effect of common stock equivalents	—	455,000	718,000

Diluted	8,772,000	9,304,000	9,844,000

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
     Seismic Equipment Lease Pool - Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which is 5 years for channel boxes and 2 — 10 years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. Should equipment remain in acceptable condition and still meet acceptable technical standards, the Company will continue to lease the equipment after it has been fully depreciated. This fully depreciated equipment is not removed from the lease pool. However, if a fully depreciated asset is not expected to generate future revenues, then we will remove it from our books.
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

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with the Seamap acquisition, the Company issued $3.0 million in promissory notes payable to the former shareholders of Seamap. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $1.0 million each year subject to Seamap achieving certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period, but not more than $2.0 million total over the five-year period.
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
     Supplier Concentration - The Company purchases the majority of its seismic equipment for its lease pool from a small number of suppliers, each being an industry leader for its product. The Company believes that two of its suppliers manufacture most of the land-based seismic systems and equipment in use. The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.
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
     On July 12, 2005, the Company acquired 100% of the stock of Seamap. Seamap is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. As a result of this acquisition, Seamap’s proprietary products will expand Mitcham’s market and diversify its customer base and will be a complement to Mitcham’s growing marine rental and sales business. Mitcham will have a broader range of product offerings and the addition of strategic facilities in support of Mitcham’s expanding global operations. The consolidated financial statements for and as of the year ended January 31, 2006 include the assets and liabilities and the operating results for the period from acquisition date through January 31, 2006. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Mitcham applied purchase accounting to the transaction. Mitcham recognized intangible assets of $2.9 million and goodwill of $2.4 million on the transaction while incurring $0.1 million in acquisition costs.
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
18. Segment Reporting
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

MITCHAM INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Quarterly Financial Data (Unaudited)

	Fiscal Year	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Net sales, continuing operations:	2006	$7,638	$7,002	$9,815	$10,134
	2005	8,206	6,393	4,738	7,031

Gross profit, excluding depreciation expense:	2006	6,349	5,321	7,539	7,443
	2005	5,966	4,919	3,731	5,482

Income (loss) from continuing operations	2006	2,304	1,045	2,907	1,635
before income taxes:	2005	1,370	75	(559)	1,440

Incomes taxes (benefit):	2006	162	(194)	57	(2,989)
	2005	—	—	264	13

Income (loss) from continuing operations:	2006	2,142	1,239	2,850	4,801
	2005	1,370	75	(823)	1,427

Income (loss) from discontinued operations:	2006	—	—	—	—
	2005	—	80	—	—

Income (loss):	2006	2,142	1,239	2,850	4,624
	2005	1,370	155	(823)	1,427

Income (loss) per common share from	2006	$0.24	$0.14	$0.31	$0.50
continuing operations — basic:	2005	$0.16	$0.01	$(0.09)	$0.16

Income (loss) per common share from	2006	$0.22	$0.13	$0.29	$0.46
continuing operations — diluted:	2005	$0.15	$0.01	$(0.09)	$0.15

Income (loss) per common share from	2006	$—	$—	$—	$—
discontinued operations — basic and diluted:	2005	$—	$0.01	$—	$—

Income (loss) per common share – basic:	2006	$0.24	$0.14	$0.31	$0.50
	2005	$0.16	$0.02	$(0.09)	$0.16

Income (loss) per common share — diluted:	2006	$0.22	$0.13	$0.29	$0.46
	2005	$0.15	$0.02	$(0.09)	$0.15

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
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended January 31,
	2004		2005
	As		As
	previously		previously
	reported	Restated	reported	Restated
Cash flows from operating activities:
Net income (loss)	$(3,574)	$(6,289)	$2,049	$2,129
Depreciation and amortization	13,677	13,963	10,596	10,596
Impairment on assets	—	700	—	—
Stock based compensation			461	461
Provision for doubtful accounts, net of charge-offs and recoveries	106	106	133	133
Net book value of equipment sold	2,975		1,944
Gross profit from sale of lease pool equipment		(2,740)		(3,699)
Changes in:
Trade accounts and notes receivable	(4,167)	(3,680)	(1,098)	(1,585)
Federal income taxes current	—	—	284	284
Current assets of discontinued operations	—	(213)	—	505
Accounts payable, accrued expenses and other current liabilities	846	846	2,685	2,685
Current liabilities of discontinued operations	—	798	—	(385)
Other, net	62	62	(13)	(67)

Net cash provided by operating activities	9,925	3,553	17,041	11,057

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(3,576)	(4,313)	(5,668)	(6,253)
Purchases of property and equipment	(59)	(59)	(377)	(377)
Sales from used lease pool equipment	—	4,734	—	6,282
Long term assets of discontinued operations	—	312	—	275

Net cash provided by (used in) investing activities	(3,635)	674	(6,045)	(73)

	Year Ended January 31,
	2004		2005
	As		As
	previously		previously
	reported	Restated	reported	Restated
Cash flows from financing activities:
Payments on borrowings	(2,093)	(2,530)	(4,999)	(4,999)
Proceeds from issuance of common stock upon exercise of warrants and options	—	—	319	319

Net cash provided by financing activities	(2,093)	(2,530)	(4,680)	(4,680)

Net increase in cash and cash equivalents continuing operations	4,197	1,697	6,316	6,304
Net increase in cash and cash equivalents — discontinued operations	(2,500)	—	(12)	—
Cash, beginning of year	5,137	5,137	6,834	6,834

Cash, end of year	$6,834	$6,834	$13,138	$13,138

Consolidated Statements of Cash Flows
Amounts in Thousands

	Three-month period		Six-month period ended		Nine-month period
	ended April 30, 2005		July 31, 2005		ended October 31, 2005
	As		As		As
	previously		previously		previously
	reported	Restated	reported	Restated	reported	Restated
Cash flows from operating activities:
Net income	$2,142	$2,142	$3,381	$3,381	$6,231	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,177	2,177	4,332	4,332	6,585	6,585
Stock based compensation	36	36	65	65	82	82
Provision for doubtful accounts, net of charge-offs and recoveries	79	79	79	79	162	162
Net book value of seismic equipment sold	91		44		109
Gross profit from sale of lease pool equipment		(545)		(1,205)		(1,806)
Changes in:
Trade accounts and notes receivable	253	253	2,074	2,074	(58)	(58)
Inventories	—	—	—	—	(792)	(792)
Current assets of discontinued operations		(39)		78		5
Federal income taxes current	56	56	(232)	(232)	(133)	(133)
Accounts payable, accrued expenses and other current liabilities	(3,926)	(3,926)	(4,143)	(4,143)	(4,494)	(4,494)
Current liabilities of discontinued operations		(7)				(9)
Other, net	(89)	(15)	361	279	367	322

Net cash provided by operating activities	819	211	5,961	4,708	8,059	6,095

Cash flows from investing activities:
Sales from used lease pool equipment		713		1,669		2,341
Acquisition of Seamap, net of $1,027 cash acquired			(2,474)	(2,474)	(2,473)	(2,473)
Seamap acquisition costs			(39)	(39)	(56)	(56)
Long term assets of discontinued operations		71		143		216
Purchases of short-term investments	—	—	—	(3,950)	—	(3,950)
Redemption of short-term investments	—	—	—	2,950	—	2,950
Purchases of seismic equipment held for lease	(1,007)	(1,158)	(1,899)	(2,237)	(3,274)	(3,655)
Purchases of property and equipment	(184)	(184)	(457)	(457)	(374)	(374)

	Three-month period		Six-month period ended		Nine-month period
	ended April 30, 2005		July 31, 2005		ended October 31, 2005
	As		As		As
	previously		previously		previously
	reported	Restated	reported	Restated	reported	Restated
Net cash provided by (used in) investing activities	(1,191)	(558)	(4,869)	(4,395)	(6,177)	(5,001)

Cash flows from financing activities:
Payments on borrowings	(580)	(580)	(918)	(918)	(918)	(918)
Proceeds from issuance of common stock upon exercise of warrants and options	18	18	274	274	882	882

Net cash provided by financing activities	(562)	(562)	(644)	(644)	(36)	(36)

Net increase in cash and cash equivalents continuing operations	(934)	(909)	448	(331)	1,846	1,058
Net increase in cash and cash equivalents — discontinued operations	25		221		212
Cash, beginning of period	13,138	13,138	13,138	13,138	13,138	13,138

Cash, end of period	$12,229	$12,229	$13,807	$12,807	$15,196	$14,196

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