Form 10-Q
period 2006-04-30
MITCHAM INDUSTRIES INC
filed 2006-06-14
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,587,610 shares of Common Stock, $0.01 par value, were outstanding as of June 12, 2006.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,
	2006	January 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,978	$16,426
Short-term investments	2,000	2,550
Accounts receivable, net of allowance for doubtful accounts of $926 and $1,125	12,235	5,793
Current portion of notes receivable, net of allowance for doubtful notes of $148 and $48	3,056	2,734
Inventories, net of allowance for obsolescence of $65 and $62	2,148	1,155
Prepaid expenses and other current assets	757	717
Current portion of deferred tax asset	1,266	—
Current assets of discontinued operations	320	366

Total current assets	34,760	29,741

Seismic equipment lease pool and property and equipment	81,341	79,023
Accumulated depreciation of seismic lease pool and property and equipment	(60,243)	(59,099)
Intangible assets, net of amortization of $380 and $266	2,470	2,584
Goodwill	3,358	2,358
Deferred tax asset, net of valuation allowance of $4,897 and 4,378	1,734	3,000
Other assets	11	13

Total assets	$63,431	$57,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,339	$4,436
Deferred revenue	630	381
Income taxes payable	446	286
Current liabilities of discontinued operations	14	10
Accrued expenses and other current liabilities	2,693	2,056

Total current liabilities	8,122	7,169
Long-term debt	3,000	3,000

Total liabilities	11,122	10,169

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding		—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,501,190 and 10,360,110 shares issued, respectively	105	104
Additional paid-in capital	65,578	64,404
Treasury stock, at cost (919,000 and 915,000 shares)	(4,781)	(4,686)
Deferred compensation	(263)	(8)
Accumulated deficit	(11,984)	(15,427)
Accumulated other comprehensive income	3,654	3,064

Total shareholders’ equity	52,309	47,451

Total liabilities and shareholders’ equity	$63,431	$57,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	April 30,
	2006	2005
Revenues:
Equipment leasing	$7,010	$6,196
Lease pool equipment sales	2,707	713
Other equipment sales	4,398	729

Total revenues	14,115	7,638

Costs and expenses:
Direct costs — equipment leasing	855	597
Direct costs — lease pool depreciation	1,740	2,101
Cost of lease pool equipment sales	1,477	167
Cost of other equipment sales	2,746	525
General and administrative includes $297 and $36 related to stock-based compensation	3,534	1,953
Depreciation and amortization	298	76

Total costs and expenses	10,650	5,419

Operating income	3,465	2,219

Other income, net	10	85
Interest income, net	148	—

Income before income taxes	3,623	2,304

Provision for income taxes	184	162

Net income	$3,439	$2,142

Net income per common share
Basic	$0.36	$0.24
Diluted	$0.33	$0.22

Shares used in computing net income per common share:
Basic	9,563	8,976
Dilutive effect of common stock equivalents	744	612

Diluted	10,307	9,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,439	$2,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,038	2,177
Stock-based compensation	297	36
Provision for doubtful accounts, net of charge offs	—	79
Provision for inventory obsolescence	3
Gross profit from sale of lease pool equipment	(1,230)	(545)
Changes in:
Trade accounts receivable	(6,764)	253
Inventories	(1,058)	—
Prepaid expenses and other assets	(40)	—
Currents assets of discontinued operations	46	(39)
Income taxes payable	160	56
Accounts payable, accrued expenses and other current liabilities	791	(3,926)
Current liabilities of discontinued operations	14	(7)
Other	(7)	(15)

Net cash (used in) provided by operating activities	(2,311)	211

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(3,475)	(1,158)
Long-term assets of discontinued operations	—	71
Sales and maturities of short-term investments	550	—
Purchases of property and equipment	(447)	(184)
Seamap purchase price adjustment	(1,000)
Sale of used lease pool equipment	2,707	713

Net cash used in investing activities	(1,665)	(558)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	623	18
Repurchase of common stock	(95)
Payments on borrowings	—	(580)

Net cash provided by (used in) financing activities	528	(562)

Net decrease in cash and cash equivalents	(3,448)	(909)
Cash and cash equivalents, beginning of period	16,426	13,138

Cash and cash equivalents, end of period	$12,978	$12,229

Supplemental cash flow information:
Interest paid	$2	$12
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (“Mitcham” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2006. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2006; the results of operations for the three months ended April 30, 2006 and 2005; and the cash flows for the three months ended April 30, 2006 and 2005, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2007.

Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation. Such reclassifications had no effect on net income or loss.

2.	Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”) provides full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America, Russia, CIS and Eurasia. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd., (“Seamap”), designs, develops and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

3.	Acquisitions

On July 12, 2005, the Company acquired 100% of the stock of Seamap. Seamap is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. The proprietary products of Seamap expanded Mitcham’s market and diversified its customer base and is a complement to Mitcham’s marine rental and sales business. Mitcham now has a broader range of product offerings and Seamap’s strategic facilities support Mitcham’s expanding global operations. The consolidated financial statements include the assets and liabilities and the operating results of Seamap from the acquisition date. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Mitcham applied purchase accounting to the transaction, resulting in the initial recognition of additional property and equipment of $153,000. Mitcham initially obtained intangible assets of $2.9 million and recognized goodwill of approximately $2.5 million from the transaction. None of the goodwill recognized is deductible for tax purposes.

The purchase included all the net assets of Seamap, which are located in Huntsville, Texas, Singapore and the United Kingdom. Seamap was purchased for a total of $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the former shareholders of Seamap (see Note 5). The terms of the purchase and sale agreement provide for two additional earn-out payments of $1.0 million each (a maximum of $2.0 million). Seamap will receive $1.0 million in any measurement period (defined as a twelve month period beginning May 1 and ending April 30) that it reaches either $8.0 or $10.0 million in revenues during a five-year period ending April 30, 2010. Seamap earned revenues in excess of $8.0 million during the first measurement period ended April 30, 2006 and earned the first $1.0 million additional payment. The payment will be made in July or August 2006. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.

The following is a summary of the allocations of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition, adjusted for the additional $1.0 million earn-out payment:

(in thousands)
Working capital	$1,203
Equipment	153
Covenant not to compete	1,000
Proprietary rights	1,850
Goodwill	3,358

Total purchase price	$7,564

At the time of the acquisition, Seamap had approximately $153,000 of fixed assets. These assets consisted primarily of vehicles, computer and workshop equipment and will remain in use in the same manner as prior to the acquisition.

Pro Forma Results of Operations

The following pro forma results of operations for the three months ended April 30, 2005 assumes the acquisition occurred on February 1, 2005. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

Three Months Ended
April 30, 2005
(in thousands, except per share amounts)
Revenues	$10,131

Net Income	$2,411

Earnings per share:

Basic	$0.27

Diluted	$0.25
4.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	April 30,	January 31,
(in thousands)	2006	2006

Raw materials	$1,257	$590
Finished goods	193	199
Work in progress	763	428

	2,213	1,217

Less allowance for obsolescence	(65)	(62)

Total inventories	$2,148	$1,155

5.	Debt

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

	Three Months Ended
	April 30,
(in thousands)	2006	2005
Net income	$3,439	$2,142
Change in foreign currency translation adjustment	590	(196)

Comprehensive income	$4,029	$1,946

7.	Earnings Per Share

Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, and from the unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted common shares for the three months ended April 30, 2006 and 2005:

	Three Months Ended April 30,
(in thousands)	2006	2005
Common shares outstanding	9,570	8,976
Unvested restricted stock	(7)	—

Basic common shares outstanding for earnings per share calculation	9,563	8,976

Stock options	718	603
Restricted stock	9	—
Warrants	17	9

Total common share equivalents	744	612

Diluted common shares outstanding for earnings per share calculation	10,307	9,588

8.	Stock Options

Stock-Based Compensation

General

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the three months ended April 30, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123.

At April 30, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the three months ended April 30, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $0.3 million. The total compensation expense related to stock-based awards granted under these plans during the three months ended April 30, 2005, reflecting compensation expense recognized in accordance with APB 25, was $36,000. Effective February 1, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of our options. This has resulted in a shorter expected term than the terms calculated under SFAS 123 for pro forma purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $16.64 and $7.01, respectively. The weighted average assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes fair value assumptions

	Three Months Ended April 30,
	2006	2005

Risk free interest rate	4.81%	3-5%
Expected life	6 yrs	8 yrs.
Expected volatility	64.88%	63-69%
Expected dividend yield	0.0%	0.0%
As a result of adopting SFAS 123R, the impact to the consolidated statements of income for the three months ended April 30, 2006 on income before income taxes and net income was a reduction of $0.3 million and $0.3 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three months ended April 30, 2006 was a reduction of $0.03 per share.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in flows and operating out flows. The Company had no tax benefits or excess tax benefits during the quarter ended April 30, 2006.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, to all stock-based employee compensation for the three months ended April 30, 2005:

Three Months Ended
April 30,
(in thousands, except per share amounts)	2005
Pro forma impact of fair value method (FAS 148)
Reported net income	$2,142
Less: fair value impact of employee stock compensation	(218)

Pro forma net income	$1,924

Income per common share
Reported net income per share:
Basic	$0.24
Diluted	$0.22
Pro forma net income per share:
Basic	$0.21
Diluted	$0.20
Stock Option Plans

The Company has share-based awards outstanding under four different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), and together, the “Plans.” Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after 1 year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the Company’s existing 1994 Plan or Director Plan, and such existing plans remain in effect only for purposes of administering options that are outstanding. The Plans provide for awards of nonqualified stock options, incentive stock options (except for the Director Plan), restricted stock awards and restricted stock units.

Restricted stock awards are stock awards that are not vested when received. The following table shows the shares available for awards under the current plans.

Shares
Plan	Available
1994 Stock Option Plan	Expired

1994 Non-Employee Director Plan	Expired

1998 Amended and Restated Stock Awards Plan	56,647

2000 Stock Option Plan	8,341

Total	64,988
Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the three months ended April 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in thousands)
Outstanding, beginning of period	1,054,920	$5.15

Granted	100,500	16.64

Exercised	(146,500)	4.74

Canceled or expired	(420)	3.50

Outstanding, end of period	1,008,500	4.53	6.90	$9,802

Vested and expected to vest in the future at April 30, 2006	987,918	4.53	6.89	9,772

Exercisable at April 30, 2006	721,747	4.35	5.95	8,466

Available for grant at April 30, 2006	64,988
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2006. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended April 30, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $2.4 million. The fair value of options that vested during the three months ended April 30, 2006 was $0.3 million. No options vested in the quarter ended April 30, 2005.

As of April 30, 2006, there was $1.3 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.3 years.

Cash received from option exercises for the first three months ended April 30, 2006 was an aggregate of $0.6 million. We realized no actual tax benefit for the tax deduction from option exercises for the three months ended April 30, 2006.

Restricted stock awards as of April 30, 2006 and changes during the three months ended April 30, 2006 were as follows:

	Three months Ended April 30, 2006
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested, beginning of period	8,500	$1.90
Granted	16,000	16.64
Vested	—	—
Canceled	—	—
Nonvested, end of period	24,500	$11.53
There was no restricted stock that vested during the three months ended April 30, 2006. As of April 30, 2006, there was $0.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

A summary of DSI’s assets and liabilities is reflected as follows:

	April 30,	January 31,
(in thousands)	2006	2006
Accounts and notes receivable of discontinued operations	$308	$355
Other current assets of discontinued operations	$12	$11
Accounts payable and accrued liabilities of discontinued operations	$14	$10
10.	Segment Reporting

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of or For the Three Months Ended April 30,
	2006
	Mitcham	Seamap	Consolidated
Revenues	$10,814	$3,301	$14,115
Percentage	77%	23%	100%

Interest income	$184	$3	$187
Percentage	98%	2%	100%

Interest expense	$39	$0	$39
Percentage	100%	0%	100%

Fixed assets, net	$20,777	$321	$21,098
Percentage	98%	2%	100%

Intangible assets, net	$0	$2,470	$2,470
Percentage	0%	100%	100%

Goodwill	$0	$3,358	$3,358
Percentage	0%	100%	100%

Capital expenditures	$3,762	$160	$3,922
Percentage	96%	4%	100%

Depreciation and amortization expense	$1,855	$183	$2,038
Percentage	91%	9%	100%
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. Since our organization, we have primarily been engaged in the leasing and sales of seismic equipment to the seismic industry worldwide. The Company consists of the operations of Mitcham Industries, Inc. and our four wholly owned subsidiaries, Mitcham Canada Ltd., Seismic Asia Pacific Pty Ltd. (“SAP”), and Seamap International Holdings Pte Ltd. (“Seamap”), which the Company acquired on July 12, 2005, and Mitcham Seismic Eurasia LLC (“MSE”), which the Company established in November 2005. Seamap operates through its three wholly owned subsidiaries, Seamap Inc., Seamap (UK) Ltd., and Seamap Pte. Ltd. Through its wholly owned U.S. subsidiary, Drilling Services, Inc. (“DSI”), the Company provided seismic survey program design, quality control, permit acquisition, geographical surveying and shot hole drilling, all commonly referred to as “front-end services.” In August 2003, the Company sold the operating assets of DSI.
Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. We believe that we are the largest independent lessor of seismic equipment. Due to this unique position, we have access to information about future projects from many data acquisition contractors. Based on our analysis of various indicators, including recent bid activity, equipment movement and public announcements of companies adding crew capacity, we believe the seismic exploration market is in an uptrend. We believe that this increase is being driven by historically high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices.
Current prices of oil and natural gas have resulted in increased activity the in oil and gas industry resulting in an increased demand for seismic services. This has contributed to an increased demand for leasing of our equipment. We cannot predict how long the current trend will last, but we have learned that a depressed oil and gas industry results in lower demand, thus lower revenues from leasing our equipment. The Company does not quantitatively calculate utilization rates for its equipment lease pool. However, we do subjectively monitor factors which we believe reflect trends in utilization. For example, we believe that the increase in our leasing revenues and the relatively constant size of our lease pool can be attributed to an increase in utilization of our lease pool equipment. The Company has relatively fixed costs within certain revenue ranges and, as a result, our earnings are particularly sensitive to changes in utilization and demand for our lease equipment. Our operations and the utilization of our lease pool depend upon these levels of activity. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Our revenues increased during 2004, 2005 and 2006, which we believe resulted from an improvement in market conditions. We believe that increased activity will result in a greater demand for our lease pool equipment, which will result in increased utilization of our lease pool equipment
We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at April 30, 2006 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing of seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada and Russia, where a significant percentage of seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, large earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity by our Canadian customers has historically resulted in increased lease revenues in our first and fourth fiscal quarters.
On July 12, 2005, we acquired Seamap, which designs, develops and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. Seamap’s primary products include the industry leading range of GunLink seismic source acquisition and control systems which now provide operators more precise control of their exploration tools and the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. While benefiting from sales of existing designs, Seamap continues to develop new products for the seismic industry including a new fairlead which streamlines streamer deployment. Financial results from Seamap are included from the acquisition date of July 12, 2005.
Results of Operations — Mitcham Consolidated
For the three months ended April 30, 2006 and 2005
For the quarter ended April 30, 2006, we recorded net income of $3.4 million, compared to $2.1 million for the comparable quarter of 2005.
During the quarter ended April 30, 2006, our results of operations were affected by several significant factors, which are discussed below. Our revenues increased approximately $6.5 million as compared to the same quarter a year ago, reflecting an increase in leasing revenues of $0.8 million, and an increase in equipment sales of $5.7 million primarily from the addition of Seamap revenues, which we acquired in July 2005.
Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which was $2.0 million for the quarter ended April 30, 2006, remains a significant expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Our business generally parallels trends in the oil and gas industry. When the oil and gas industry was depressed over the period from 1998 to 2004, we experienced net losses for those periods. As the oil and gas industry is on an upward trend and we are experiencing increased demand for our equipment, including equipment that has been fully depreciated, increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenue on a lease contract. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. For example, we have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Some of the equipment in our lease pool has reached the end of its depreciable life, but, given the increased demand, that equipment continues to be in service and continues to generate revenue. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately. Currently, in our industry, higher demand is generating more leasing revenue and older equipment is more in demand than in times past.
Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
Revenues — Mitcham Consolidated
For the quarter ended April 30, 2006, consolidated revenues increased by $6.5 million, or 85%, to a total of $14.1 million, as compared to $7.6 million for the corresponding quarter in 2005. The increase was comprised of a $0.8 million increase in leasing revenues, in addition to a $5.7 million increase in sales of equipment. For the quarter ended April 30, 2006, leasing revenues increased to $7.0 million compared to $6.2 million in the prior year. Increases in leasing revenue of $1.2 million from the Huntsville and Canada operations were partially offset by a decrease of $0.4 million from SAP for the quarter ended April 30, 2006 over the same quarter in 2005.
Equipment sales for the quarter ended April 30, 2006 were $7.1 million as compared to $1.4 million for the comparable quarter in 2005. Sales by Seamap accounted for $3.3 million of the increase of $5.7 million. The remaining portion of the increase of $2.4 million is attributable to sales of seismic and lease pool equipment primarily in the Texas and Canada operations. Cost of equipment sales for the quarters ended April 30, 2006 and 2005 were $4.2 million and $0.7 million, respectively, with $1.9 million attributable to Seamap operations. The remaining portion of the increase of $1.6 million is primarily attributable to Mitcham’s operations in Texas and Canada. Gross margins for the sale of lease pool equipment were 45% and 77% for the quarters ended April 30, 2006 and 2005 respectively. Sales of other equipment resulted in gross margins of 38% and 28% for the quarters ended April 30 2006 and 2005 respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.
Costs and Expenses — Mitcham Consolidated
For the quarter ended April 30, 2006, depreciation expense was $2.0 million, which was $0.2 million, or 6%, lower than the depreciation expense for the comparable quarter in 2005. The decrease in depreciation expense from the quarter ended April 30, 2005 to the comparable quarter for 2006 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life.
Direct costs for the quarter ended April 30, 2006 were $0.9 million, which was approximately $0.3 million more than direct costs for the comparable quarter in 2005. The increase was primarily due to additional repair and leasing expense resulting from the increase in leasing activity.
General and administrative expenses for the quarter ended April 30, 2006 totaled approximately $3.5 million, or $1.5 million greater than 2005 expenses of $2.0 million. The increase in general and administrative expenses was primarily due to the addition of general and administrative expenses attributable to Seamap’s operations of $1.2 million and the charge recognized by the recording of stock options expense as required by SFAS 123(R) in the amount of $0.3 million.
For the quarter ended April 30, 2006, we recorded an income tax provision in the amount of $0.2 million, compared to an equal amount in the comparable quarter of the prior year. The tax provision was primarily attributable to our international operations, after taking into account all net operating loss carry-forwards available to us.
Segment Reporting
We have two reportable segments for reporting results of operations. The first is the Mitcham segment which comprises operations of Mitcham Industries, Inc. in Huntsville, Texas, Mitcham Canada Ltd, SAP and MSE. This segment is comprised of operations that primarily lease and sell seismic equipment worldwide. The other segment is the Seamap segment. Seamap designs, manufactures and sells marine seismic equipment to marine seismic contractors.
Results of Operations — Mitcham Segment
For the three months ended April 30, 2006 and 2005
For the quarter ended April 30, 2006, the Mitcham segment recorded net income of $3.8 million, compared to $2.1 million for the comparable quarter of 2005.
During the quarter ended April 30, 2006, our results of operations were affected by several significant factors, which are discussed below. Our revenues increased approximately $3.2 million, reflecting an increase in leasing revenues of $0.8 million, and an increase in equipment sales of $2.4 million from the corresponding quarter in the prior fiscal year.
Our fixed and variable costs are important factors affecting our results of operations. Due to the size and age of our seismic equipment lease pool, depreciation expense, which amounted to $1.9 million for the quarter ended April 30, 2006, historically has been our single largest expense item. This expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. Direct costs of seismic leasing are variable expenses that fluctuate with our equipment leasing revenues. The main components of this cost are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
Revenues — Mitcham Segment
For the quarter ended April 30, 2006, the Mitcham segment’s revenues increased by $3.2 million, or 42%, to a total of $10.8 million, as compared to $7.6 million for the corresponding quarter in 2005. The increase was comprised of a $0.8 million increase in leasing revenues, in addition to a $2.4 million increase in sales of equipment. For the quarter ended April 30, 2006, leasing revenues increased to $7.0 million compared to $6.2 million in the prior year. Increases in leasing revenue of $1.2 million from the Huntsville and Canada operations were partially offset by a decrease of $0.4 million from SAP for the quarter ended April 30, 2006 over the same quarter in 2005.
Equipment sales for the quarter ended April 30, 2006 were $3.8 million as compared to $1.4 million for the comparable quarter in 2005. Cost of equipment sales for the quarters ended April 30, 2006 and 2005 were $2.3 million and $0.7 million, respectively. Gross margins on equipment sales were 39% and 52% for the quarters ended April 30, 2006 and 2005, respectively. Gross margins on equipment sales may vary significantly between periods due to the mix of sales revenue between new seismic and oceanographic equipment as compared to sales of depreciated seismic equipment sold from our lease pool.
Costs and Expenses — Mitcham Segment
For the quarter ended April 30, 2006, depreciation expense for the Mitcham segment was $1.9 million, which was $0.3 million, or 15%, lower than the depreciation expense for the comparable quarter in 2005. The decrease in depreciation expense from the quarter ended April 30, 2005 to the comparable quarter for 2006 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life.

Direct costs for the quarter ended April 30, 2006 were $0.9 million, which was approximately $0.3 million more than direct costs for the comparable quarter in 2005. The increase was primarily due to additional repair and leasing expense resulting from the increase in leasing activity.
General and administrative expenses for the quarter ended April 30, 2006 totaled approximately $2.1 million, or $0.1 million more than 2005 expenses of $2.0 million. The increase was due to a non-cash charge of $0.3 million of stock options cost as required by SFAS 123(R) which was offset by a decrease of $0.3 million related to the corporate overhead allocation to the Seamap Segment.
For the quarter ended April 30, 2006, the Mitcham segment recorded estimated income tax provision in the amount of $0.1 million, compared to $0.2 million of income tax provision in the comparable quarter of the prior year. The estimated tax provision was split between Mitcham’s domestic and international operations, after taking into account all net operating loss carry-forwards available.
Results of Operations — Seamap Segment
For the three months ended April 30, 2006
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
For the three months ended April 30, 2006, the Seamap segment recorded net loss of $0.3 million.
During the three months ended April 30, 2006, Seamap continued undergoing a period of growth in both physical facilities and in staff in order to complete the orders it had received. This growth is reflected in the costs and expenses recorded for this three-month period and contributed to the loss.
Depreciation expense for the Seamap segment totaled $0.2 million, the majority of which is the amortization of intangible assets related to the allocation of the purchase price of Seamap.
Revenues — Seamap Segment
For the three months ended April 30, 2006, revenues from the Seamap segment totaled $3.3 million. The revenues were generated primarily from the sales of Seamap’s proprietary GunLink and BuoyLink products. Seamap’s cost of sales for the period were $1.9 million resulting in a gross margin of 43%.
Costs and Expenses — Seamap Segment
General and administrative expenses for the three months ended April 30, 2006 totaled $1.5 million. Salaries of $0.4 million and research and development costs of $0.4 million accounted for $0.8 million, while overhead allocated from the corporate office totaled $0.3 million.
At April 30, 2006, we had past due trade accounts and note receivables in the approximate amount of $0.5 million and an allowance for doubtful accounts of $0.1 million.
For the three months ended April 30, 2006, we recorded an estimated income tax provision of $0.1 million primarily as a result of the Singapore operation.
Liquidity and Capital Resources
     As of April 30, 2006, we had net working capital of approximately $26.6 million as compared to net working capital of $22.6 million at January 31, 2006. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal sources of cash have been cash flows from operations and proceeds from sales of lease pool equipment. Net cash used in operating activities for the three months ended April 30, 2006 was $2.3 million, as compared to net cash provided by operating activities of $0.2 million for the three months ended April 30, 2005. Increases in net income were offset by changes in accounts receivables and in inventory that primarily resulted in the changes to cash used in operating activities. Net cash used in investing activities was $1.7 million, compared to net cash used in investing activities of $0.6 million for the three months ended April 30, 2006 and 2005 respectively. Net cash provided by financing activities for the three months ended April 30, 2006 was $0.5 million, compared to net cash used in financing activities for the comparable period in 2005 of $0.6 million.
Capital expenditures for the three months ended April 30, 2006 totaled approximately $3.9 million, (with $3.5 million being for purchase of lease pool equipment), as compared to capital expenditures of $1.3 million, (of which $1.2 million was for purchases of lease pool equipment), for the comparable period in 2005. Our 2006 and 2005 capital expenditures for the seismic equipment lease pool were made to fulfill specific lease contracts. The Company has been able to purchase new equipment for our lease pool at lower prices in recent years through volume purchasing discounts, which has allowed the Company to maintain a constant level of equipment at a lower unit cost. We do not anticipate that we will need to purchase more equipment than we would customarily purchase in order to sustain equipment leasing revenue growth; however, we may purchase additional equipment should favorable economic factors continue to exist.
Sales of used lease pool equipment were $2.7 million for the three months ended April 30, 2006 compared to $0.7 million for the same period in 2005. The Seamap stock purchase agreement allowed for up to two additional payments to the former shareholders of Seamap if Seamap achieved certain annual revenue goals (“earn-out”) within a five year time period. Seamap has met one of the two earn-out goals by generating $8.0 million of revenues in the period May 1, 2005 to April 30, 2006. As a result, the Company will pay the former shareholders of Seamap an additional $1.0 million during the second quarter of fiscal 2007. This earn-out will increase goodwill.
At April 30, 2006, we had trade accounts and notes receivable of $2.6 million that were more than 90 days past due. As of April 30, 2006, our allowance for doubtful accounts was approximately $1.2 million, which management believes is sufficient to cover any losses in our receivable balances. Approximately $5.3 million of our total accounts receivable balance was collected in May 2006.
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
On June 27, 2005, we obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank. This line replaced and increased the expiring credit line of $4.0 million with First Victoria National Bank. The new facility has a two-year term and bears interest at the prime rate. The credit line allows us to borrow funds to purchase equipment and is secured by the equipment purchased and any leases on that equipment. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of First Victoria National Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. No funds have been drawn against this credit line as of April 30, 2006. Although we have sufficient cash to meet known commitments and no current plans to draw down any amount, this credit line gives us the financial flexibility to acquire equipment for resale and for lease, as needed, on short notice to take advantage of strategic opportunities.
On July 12, 2005, we acquired 100% of the stock of Seamap. Seamap is a company engaged in the design, manufacture and sale of state of the art seismic and offshore telemetry systems. The purchase involved all the assets of Seamap in its locations in Huntsville, Texas, Singapore and the United Kingdom. Seamap was purchased for $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the shareholders of Seamap. The cash was provided from cash flow from operations. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal is due on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, interest on the full amount of the notes and 50% or $1.5 million of the principal amount of $3.0 million is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due. The terms of the purchase and sale agreement provide for additional earn-out payments of $1.0 million each (a maximum of $2.0 million) if Seamap achieves certain annual revenue thresholds of $8.0 million and $10.0 million over a five-year period. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.
At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional borrowings to fund capital expenditures and acquisitions.
New Russian Operation
In November, 2005, Mitcham established a new wholly owned subsidiary in Ufa, Bashkortostan, Russia named Mitcham Seismic Eurasia LLC (“MSE”). This subsidiary will perform equipment rental and technical assistance services primarily for the Russian, CIS and Eurasian theatre of operations. We anticipate that MSE will have an active leasing program in the coming year and that it will generate funds sufficient to meet the needs for operating the facility and for future equipment purchases required to meet local demand.
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
Fully depreciated assets are removed from our books only if they are not expected to have any future revenue generating capacity, otherwise they will remain on our books.
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
Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:
•	taxable income projections in future years;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
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
Based on our evaluation of the evidence, we believed that it was appropriate to reduce our valuation allowance on the deferred tax asset by $3.0 million during fiscal 2006.
Stock Options
On February 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123R”), Accounting for Share-Based Payments, using the modified prospective method. Under this method, prior periods are not restated. We use the Black-Scholes-Merton option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold their vested stock option before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, as of February 1, 2006.
Prior to the adoption of SFAS 123R, we had accounted for our stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”) under the intrinsic value method described in the provisions of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related accounting interpretations. Since stock options were granted at prices that equaled or exceeded their estimated fair market value at the date of the grant, under APB 25 no compensation expense was recognized at the date of the grant.
As a result of the adoption of SFAS 123R, we recognized approximately $0.3 million in incremental equity compensation expense related to our stock option plans. Accordingly, net income was reduced by approximately $0.3 million, and basic and diluted net income per common share was reduced by approximately $0.03 per share.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. We typically denominate the majority of our lease and sales contracts in U.S., Canadian, Australian and Singapore dollars and British pounds to mitigate the exposure to fluctuations in foreign currencies. Since the majority of our lease and sales contracts with our customers are denominated in U.S., Canadian, Australian and Singapore dollars and British pounds, there is little risk of economic (as opposed to accounting) loss from fluctuations in foreign currencies.

Item 4. Controls and Procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2006 at the reasonable assurance level.
There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements and Risk Factors
Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 4. “Controls and Procedures” and in Part II, Item 1. “Legal Proceedings”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act’”). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predicted improvement in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 31, 2006 and elsewhere within this Quarterly Report on Form 10-Q.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.
Item 1A. Risk factors
Information regarding risk factors appears in Part II, Item 7, of our Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

3.1	-	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1)

3.2	-	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (2)

31.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	-	Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	-	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350.

32.2	-	Certification of Michael A. Pugh, Executive Vice President-Finance and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. 1350.

(1)	Incorporated by reference to the indicated exhibit number of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to the indicated exhibit number of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: June 14, 2006	/s/ Michel A. Pugh
Michael A. Pugh
Executive Vice President-Finance and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)