Form 10-Q
period 2006-07-31
MITCHAM INDUSTRIES INC
filed 2006-09-12
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 000-25142

MITCHAM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8141 SH 75 South
P.O. Box 1175
Huntsville, Texas 77342
(Address of principal executive offices, including Zip Code)
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,603,000 shares of common stock, $0.01 par value, were outstanding as of September 5, 2006.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31,	January 31,
	2006	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,900	$16,438
Short-term investments	2,000	2,550
Trade accounts receivable, net	8,291	5,793
Notes receivable, net	2,293	3,088
Inventories, net	3,425	1,155
Prepaid expenses and other current assets	1,091	717
Current portion of deferred tax asset	1,266	—

Total current assets	36,266	29,741

Seismic equipment lease pool and property and equipment, net	20,385	19,924
Intangible assets, net	2,355	2,584
Goodwill	3,358	2,358
Deferred tax asset, net	2,149	3,000
Other assets	9	13

Total assets	$64,522	$57,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,865	$4,436
Accrued expenses and other current liabilities	3,340	2,066
Current portion of long-term debt	1,500	—
Deferred revenue	625	381
Income taxes payable	504	286

Total current liabilities	8,834	7,169
Long-term debt, net of current maturities	1,500	3,000

Total liabilities	10,334	10,169

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000 shares authorized; 10,522 and 10,360 shares issued, respectively	105	104
Additional paid-in capital	66,396	64,404
Treasury stock, at cost (919 and 915 shares)	(4,781)	(4,686)
Deferred compensation	(229)	(8)
Accumulated deficit	(10,735)	(15,427)
Accumulated other comprehensive income	3,432	3,064

Total shareholders’ equity	54,188	47,451

Total liabilities and shareholders’ equity	$64,522	$57,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues:
Equipment leasing	$4,970	$4,796	$11,980	$10,992
Lease pool equipment sales	442	956	3,149	1,669
Other equipment sales	5,547	1,250	9,945	1,979

Total revenues	10,959	7,002	25,074	14,640

Direct costs:
Equipment leasing	521	609	1,376	1,206
Lease pool depreciation	1,811	2,079	3,551	4,180
Cost of lease pool equipment sales	163	296	1,640	463
Cost of other equipment sales	3,332	776	6,078	1,301

Total direct costs	5,827	3,760	12,645	7,150

Gross profit	5,132	3,242	12,429	7,490

Operating costs:
General and administrative	3,829	2,233	7,363	4,186
Depreciation and amortization	309	76	607	152

Total operating costs	4,138	2,309	7,970	4,338

Operating income	994	933	4,459	3,152

Interest and other income, net	210	112	368	197

Income before income taxes	1,204	1,045	4,827	3,349

Benefit from (provision for) income taxes	49	194	(135)	32

Net income	$1,253	$1,239	$4,692	$3,381

Net income per common share:

Basic	$0.13	$0.14	$0.49	$0.38

Diluted	$0.12	$0.13	$0.46	$0.35

Shares used in computing net income per common share:

Basic	9,599	9,052	9,585	9,014

Diluted	10,115	9,694	10,134	9,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,692	$3,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,158	4,332
Stock-based compensation	794	65
Provision for doubtful accounts, net of charge offs	—	79
Gross profit from sale of lease pool equipment	(1,509)	(1,205)
Excess tax benefit from exercise of non-qualified stock options	(272)	—
Deferred tax benefit	(415)	—
Changes in:
Trade accounts and notes receivable	(2,016)	2,074
Inventories	(2,231)	—
Income taxes payable	490	(232)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(53)	(4,143)
Current assets of discontinued operations	115	78
Prepaid expenses and other current assets	(371)	279

Net cash provided by operating activities	3,382	4,708

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(4,078)	(2,237)
Purchases, sales and maturities of short-term investments	550	(1,000)
Purchases of property and equipment	(1,270)	(457)
Acquisition of subsidiary, net of cash acquired	(1,000)	(2,513)
Sale of used lease pool equipment	3,149	1,669
Long-term assets of discontinued operations	—	143

Net cash used in investing activities	(2,649)	(4,395)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	706	274
Excess tax benefits from exercise of non-qualified stock options	272	—
Repurchase of common stock	(95)	—
Payments on borrowings	—	(918)

Net cash provided by (used in) financing activities	883	(644)

Effect of changes in foreign exchange rates on cash and cash equivalents	(154)	—

Net increase (decrease) in cash and cash equivalents	1,462	(331)

Cash and cash equivalents, beginning of period	16,438	13,138

Cash and cash equivalents, end of period	$17,900	$12,807

Supplemental cash flow information:

Interest paid	$153	$30
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (“Mitcham” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2006; the results of operations for the three and six months ended July 31, 2006 and 2005; and the cash flows for the six months ended July 31, 2006 and 2005, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2007.

Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation. Such reclassifications had no effect on net income.

2.	Organization

Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry worldwide, primarily in North and South America, Russia, CIS and Eurasia. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

3.	Acquisitions

On July 12, 2005, the Company acquired 100% of the common stock of Seamap. Seamap is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. The proprietary products of Seamap expanded Mitcham’s market and diversified its customer base and are complementary to Mitcham’s marine rental and sales business. Mitcham now has a broader range of product offerings and Seamap’s strategic facilities support Mitcham’s expanding global operations. The consolidated financial statements include the assets and liabilities and the operating results of Seamap from the acquisition date. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, Mitcham applied purchase accounting to the transaction. All of the goodwill recognized is deductible for tax purposes.

The purchase included all the net assets of Seamap, which are located in Huntsville, Texas, Singapore and the United Kingdom. Seamap was purchased for an initial purchase price of $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the former shareholders of Seamap (see Note 6). In addition, the former shareholders of Seamap will receive $1.0 million in any measurement period (defined as a twelve month period beginning May 1 and ending April 30) that the Seamap segment reaches either $8.0 or $10.0 million in revenues during a five-year period ending April 30, 2010, subject to $2.0 million in aggregate. The Seamap segment earned revenues in excess of $8.0 million during the first measurement period ended April 30, 2006 and earned the first $1.0 million earn-out payment. The payment was made in August 2006. Mitcham believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.

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

Pro Forma Results of Operations

The following pro forma results of operations for the three and six months ended July 31, 2005 assumes the Seamap acquisition occurred on February 1, 2005. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

	Three Months	Six Months Ended
	Ended July 31, 2005	July 31, 2005
	(in thousands, except per share amounts)
Revenues	$8,139	$19,687

Net Income	$1,216	$4,045

Earnings per share:

Basic	$0.13	$0.45

Diluted	$0.13	$0.42

4.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	July 31,	January 31,
	2006	2006
	(in thousands)
Raw materials	$1,443	$542
Finished goods	1,342	293
Work in progress	708	382

	3,493	1,217

Less allowance for obsolescence	(68)	(62)

Total inventories, net	$3,425	$1,155

5.	Balance Sheet Detail

	July 31,	January 31,
	2006	2006
	(in thousands)
Accounts receivable, net:
Accounts receivable	$9,244	$6,918
Allowance for doubtful accounts	(953)	(1,125)

	$8,291	$5,793

Notes receivable, net:
Current portion of notes receivable	$2,405	$3,136
Allowance for doubtful accounts	(112)	(48)

	$2,293	$3,088

Seismic equipment lease pool and property and equipment, net:

Seismic equipment lease pool	$73,716	$75,692
Land and buildings	366	366
Furniture and fixtures	3,744	2,608
Autos and trucks	379	357

	78,205	79,023
Accumulated depreciation and amortization	(57,820)	(59,099)

	$20,385	$19,924

Intangible assets, net:
Covenant not to compete	$1,000	$1,000
Proprietary rights	1,850	1,850

	2,850	2,850
Accumulated amortization	(495)	(266)

	$2,355	$2,584

6.	Debt

On June 27, 2005, the Company obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank (the “Bank”). The facility has a two-year term and bears interest at the prime rate. Borrowings under the facility are subject to a borrowing base computed based upon the Company’s existing seismic equipment lease pool, accounts receivable and any new seismic equipment to be purchased with proceeds from the facility. Management believes that the full amount of the facility is available as of July 31, 2006. The credit line is secured by essentially all of the Company’s assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. No amounts are currently outstanding under this facility.

In connection with the Seamap acquisition in July 2005, the Company issued $3.0 million in promissory notes payable to the former shareholders of Seamap. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal was paid on the first anniversary of the notes in July 2006 in the amount of $150,000. No further interest or principal payments are due until July 2007 when accrued interest and 50%, or $1.5 million, of the principal amount of $3.0 million is due. Accrued interest on the unpaid principal and the remainder of the principal is due in July 2008. The notes are secured by a pledge of the outstanding stock of Seamap.

7.	Comprehensive Income

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
		(in thousands)
Net income	$1,253	$1,239	$4,692	$3,381
Gain (loss) from foreign currency translation adjustment	(223)	269	368	73

Comprehensive income	$1,030	$1,508	$5,060	$3,454

8.	Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of warrants and outstanding common stock options having a dilutive effect using the treasury stock method, and from the unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and six months ended July 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2006	2005	2006	2005
Common shares outstanding	9,599	9,052	9,585	9,014
Unvested restricted stock	—	—	—	—

Basic common shares outstanding	9,599	9,052	9,585	9,014

Stock options	487	632	525	621
Restricted stock	13	—	8	—
Warrants	16	10	16	9

Total common share equivalents	516	642	549	630

Diluted common shares outstanding	10,115	9,694	10,134	9,644

9.	Stock Options

Stock-Based Compensation

General

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the three and six months ended July 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123.

At July 31, 2006, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the three and six months ended July 31, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was approximately $497,000 and $794,000 respectively. The total compensation expense related to stock-based awards granted under these plans during the three and six months ended July 31, 2005, reflecting compensation expense recognized in accordance with APB 25, was approximately $39,000 and $65,000. Effective February 1, 2006, the Company recognized stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal 2007 based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The “simplified” method described in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 was used to determine the expected term of our options. This has resulted in a shorter expected term than the terms calculated under SFAS 123 for pro forma purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the six months ended July 31, 2006 and 2005 was $13.79 and $8.41, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes fair value assumptions

	Six Months Ended July 31,
	2006		2005
Risk free interest rate		4.8 – 5.2%		3.0–5.0%
Expected life	5.5 – 6.3	yrs	8	yrs.
Expected volatility		65 – 66%		63–69%
Expected dividend yield		0.0%		0.0%
As a result of adopting SFAS 123R, the impact on income before income taxes and net income for the three months ended July 31, 2006 was a reduction of approximately $497,000, and a reduction of approximately $794,000 for the six months ended July 31, 2006 from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three and six months ended July 31, 2006 was a reduction of $0.05 and $0.08 per share, respectively.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in flows and operating out-flows. The Company had excess tax benefits of approximately $272,000 during the six months ended July 31, 2006.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), to all stock-based employee compensation for the three and six months ended July 31, 2005:

	Three Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2005	2005
	(in thousands, except per share amounts)
Pro forma impact of fair value method
Reported net income	$1,239	$3,381
Less: fair value impact of employee stock compensation	(266)	(484)

Pro forma net income	$973	$2,897

Income per common share
Reported net income per share:
Basic	$0.14	$0.38
Diluted	$0.13	$0.35
Pro forma net income per share:
Basic	$0.11	$0.32
Diluted	$0.10	$0.30
Stock Option Plans

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), and together, the “Plans.” Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vested after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All new grants will be made under the Company’s 2006 Plan, the other plans remain in effect only for purposes of administering options that are outstanding. All shares available but not granted under the 1998 and 2000 Plans as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of July 31, 2006 there were 712,488 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the six months ended July 31, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Outstanding, beginning of period	1,054,920	$5.15

Granted	303,000	13.79

Exercised	(156,920)	4.70

Canceled or expired	(420)	4.14

Outstanding, end of period	1,200,580	7.39	6.90	$7,639

Vested and expected to vest in the future at July 31, 2006	1,183,347	7.31	7.17	7,612

Exercisable at July 31, 2006	855,914	5.24	2.59	7,104
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2006. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the six months ended July 31, 2006 was $2.4 million. The fair value of options that vested during the six months ended July 31, 2006 was approximately $300,000. No options vested in the quarter ended July 31, 2005.

As of July 31, 2006, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.3 years.

Cash received from option exercises for the six months ended July 31, 2006 was an aggregate of approximately $706,000. During the six months ended July 31, 2006, income tax payables were reduced by approximately $540,000 as a result of the tax deduction from option exercises.

Restricted stock awards as of July 31, 2006 and changes during the six months ended July 31, 2006 were as follows:

	Six Months Ended July 31, 2006
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested, beginning of period	8,500	$1.90
Granted	16,000	16.64
Vested	(9,000)	5.15
Canceled	—	—

Unvested, end of period	15,500	$16.64

As of July 31, 2006, there was approximately $229,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

10.	Discontinued Operations

On August 1, 2003, the Company sold the operating assets of its front-end services segment (“DSI”) due to the over-capacity in that market segment. The Company accepted a note receivable from the purchaser for a portion of the sales price, which will mature during the current fiscal year. The note receivable is the only remaining asset of the discontinued operations.

	July 31,	January
	2006	31, 2006
	(in thousands)
Accounts and notes receivable of discontinued operations	$239	$355
Other current assets of discontinued operations	$—	$11
Accounts payable and accrued liabilities of discontinued operations	$—	$10
11.	Segment Reporting

The following information is disclosed as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

On July 12, 2005, the Company acquired 100% of the outstanding stock of Seamap. For a description of this acquisition and the operations of this segment, see Note 3. Manufacturing, support and sales facilities are maintained in the UK and Singapore with a sales office in Huntsville, Texas.

The Mitcham segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Mitcham segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; and associates throughout Europe, South America and Asia.

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of July 31, 2006
	Mitcham	Seamap	Consolidated
Fixed assets, net	$19,349	$1,036	$20,385

Intangible assets, net	$—	$2,355	$2,355

Goodwill	$—	$3,358	$3,358

	For the Three Months Ended July 31,			For the Three Months Ended July
		2006			31, 2005
	Mitcham	Seamap	Consolidated	Mitcham	Seamap	Consolidated
Revenues	$8,268	$2,691	$10,959	$6,529	$473	7,002

Interest income, net	$184	$2	$186	$110	$1	$111

Net income (loss) before taxes	$1,628	$(424)	$1,204	$986	$59	$1,045

Capital expenditures	$646	$780	$1,426	$1,598	$—	$1,503

Depreciation and amortization expense	$1,933	$187	$2,120	$2,149	$6	$2,155

	For the Six Months Ended July 31,			For the Six Months Ended July 31,
		2006			2005
	Mitcham	Seamap	Consolidated	Mitcham	Seamap	Consolidated
Revenues	$19,083	$5,991	$25,074	$14,167	$473	$14,640

Interest income, net	$329	$5	$334	$194	$1	$195

Net income (loss) before taxes	$5,507	$(680)	$4,827	$3,290	$59	$3,349

Capital expenditures	$4,256	$1,092	$5,348	$2,694	$—	$2,694

Depreciation and amortization expense	$3,788	$370	$4,158	$4,326	$6	$4,332
12.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act’”). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predictions concerning in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 31, 2006 and elsewhere within this Quarterly Report on Form 10-Q. Each forward-looking statement speaks only as of its date and we are under no obligation to update those statements.
Business Overview
Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. The Company consists of the operations of Mitcham Industries, Inc. and four wholly owned subsidiaries, Mitcham Canada, Ltd., Seismic Asia Pacific Pty Ltd. (“SAP”), Seamap International Holdings Pte., Ltd. (“Seamap”), which the Company acquired on July 12, 2005, and Mitcham Seismic Eurasia LLC (“MSE”), which the Company established in November 2005. The Company is involved in the leasing and sale of equipment to the seismic industry world-wide and, through Seamap, in the design and manufacture of seismic equipment. Seamap operates through its three wholly owned subsidiaries, Seamap Inc., Seamap (UK) Ltd., and Seamap Pte. Ltd. Seamap’s primary products include the GunLink seismic source acquisition and control systems, which provide operators more precise control of their exploration tools, and the BuoyLink GPS tracking system, which provides precise positioning of seismic sources and streamers. Financial results from Seamap are included from the acquisition date of July 12, 2005.
The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Mitcham	$8,268	$6,529	$19,083	$14,167
Seamap	2,691	473	5,991	473

Total revenues	10,959	7,002	25,074	14,640

Direct costs:
Mitcham	4,309	3,550	9,230	6,940
Seamap	1,518	210	3,415	210

Total direct costs	5,827	3,760	12,645	7,150

Gross profit	5,132	3,242	12,429	7,490
Operating costs:
General and administrative	3,829	2,233	7,363	4,186
Depreciation and amortization	309	76	607	152

Total operating costs	4,138	2,309	7,970	4,338

Operating income	$994	$933	$4,459	$3,152

EBITDA (1)	$3,138	$3,089	$8,651	$7,486
Adjusted EBITDA (1)	$3,635	$3,118	$9,445	$7,551

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$1,253	$1,239	$4,692	$3,381
Interest income, net	(186)	(111)	(334)	(195)
Depreciation and amortization	2,120	2,155	4,158	4,332
Provision for (benefit from) income taxes	(49)	(194)	135	(32)

EBITDA (1)	3,138	3,089	8,651	7,486
Stock-based compensation	497	29	794	65

Adjusted EBITDA (1)	$3,635	$3,118	$9,445	$7,551

(1)	EBITDA is defined as net income (loss) before (i) depreciation and amortization, (ii) interest income, net of interest expense and (iii) provision for (or benefit from) income taxes. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted

EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
Our revenues are directly related to the level of worldwide oil and gas exploration activities, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. We believe that we are the largest independent lessor of seismic equipment. Due to our position, we have access to information about future projects from many data acquisition contractors. Based on our analysis of various indicators, including recent bid activity, equipment movement and public announcements of companies adding crew capacity, we believe the seismic exploration market is continuing to experience increased activity. We believe that this increase is being driven by the high level of world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to depend, in large part, upon oil and natural gas prices.
We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. Our leases generally have a term of three to six months. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing of seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada and Russia, where a significant percentage of seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, large earth vibrators and other equipment because of the unstable terrain. This seasonal leasing activity has generally resulted in higher lease revenues in our first and fourth fiscal quarters as compared to the second and third quarters. An anticipated increase in our leasing activity in Russia is expected to contribute to this seasonality. Additionally, periods of heavy rain in certain areas of the Pacific Rim can disrupt activity, most often in our second fiscal quarter.
The following table presents items in our consolidated statements of operations as a percentage of total revenue for the three and six months ended July 31, 2006 and 2005. These operating results are not necessarily indicative of results for any future period.

	For the Three		For the Six
	Months Ended		Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues:
Equipment leasing	45%	68%	48%	75%
Lease pool equipment sales	4	14	12	11
Other equipment sales	51	18	40	14

Total revenues	100	100	100	100
Direct costs:
Equipment leasing	5	9	5	8
Lease pool depreciation	16	30	14	29
Cost of lease pool equipment sales	1	4	7	3
Cost of other equipment sales	31	11	24	9

Total direct costs	53	54	50	49

Gross profit	47	46	50	51
Operating expenses:
General and administrative	35	32	30	29
Depreciation and amortization	3	1	2	1

Total operating expenses	38	33	32	30

Operating income	9	13	18	21

Interest and other income, net	2	2	1	1

Income before income taxes	11	15	19	22
(Provision for) benefit from income taxes	—	3	(1)	—

Net income	11%	18%	18%	22%

Results of Operations
Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005
Revenues
During the quarter ended July 31, 2006, our consolidated revenues increased approximately $4.0 million as compared to the same quarter a year ago, reflecting a $2.2 million increase in equipment sales in our Seamap segment, which we acquired in July 2005, and $2.1 million increase in other equipment sales, offset by a slight decrease in lease pool equipment sales.
Mitcham Industries
For the quarter ended July 31, 2006, the Mitcham segment’s revenues increased by approximately $1.8 million to a total of $8.3 million, as compared to $6.5 million for the corresponding quarter in 2005. Sales of new equipment increased by $2.1 million primarily due to higher sales of hydrographic equipment by SAP, offset by a decrease in lease pool equipment sales of $0.5 million and a slight increase in equipment leasing. As discussed above, due to seasonal factors, our second and third fiscal quarters generally produce lower leasing revenues than our first and fourth fiscal quarters. Due to these seasonal factors and recent and planned increases to our inventory of lease pool equipment, we expect subsequent periods to produce higher levels of leasing revenues.
Seamap
For the three months ended July 31, 2006, revenues from the Seamap segment totaled $2.7 million. During the quarter ended July 31, 2005, we recorded $473,000 in revenues from Seamap. Sales of the GunLink systems during the second fiscal quarter of 2007 accounts for a substantial portion of the increase. We expect revenues from the sale of Seamap’s products to increase in future periods. As of July 31, 2006, Seamap had a backlog of firm orders amounting to approximately $6.3 million, which we expect to deliver through the second quarter of fiscal 2008.

Direct Costs
Mitcham Industries
Direct costs of seismic leasing are comprised of fixed costs (depreciation) and variable expenses that fluctuate with our equipment leasing revenues. In addition, we have costs associated with our equipment sales. The primary components of the variable expenses are freight, sublease expenses and repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
For the quarter ended July 31, 2006, lease pool depreciation expense was $1.8 million, which was $0.3 million lower than the lease pool depreciation expense for the comparable quarter in 2005. The decrease in depreciation expense from the quarter ended July 31, 2005 to the comparable quarter in 2006 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life during the intervening period. During the quarter ended July 31, 2006 we had a slight decrease in the cost of previously leased equipment sold, which was partially offset by a $1.2 million increase in the cost of other equipment sold.
Variable expenses for the quarter ended July 31, 2006 were relatively flat when compared to the same quarter in 2005.
Our fixed and variable costs are important factors affecting our results of operations. Lease pool depreciation expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. We are experiencing increased demand for our equipment, including fully depreciated equipment, and increased demand for our equipment results in higher revenues with little impact on depreciation. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, including fully depreciated equipment, is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and lease pool depreciation expense will not necessarily correlate directly. Over the long-term, lease pool depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment.
Seamap
Seamap’s cost of sales for the three months ended July 31, 2006 were $1.5 million resulting in a gross profit margin of 44%, which is comparable to the gross profit margin for the same period last year. Included in Seamap’s cost of sales are material and labor to manufacture the GunLink and BuoyLink systems. The initial production of the updated GunLink units resulted in higher than expected labor and material costs. We expect these costs to decrease in relation to sales as the production process is refined.
General and Administrative Costs
General and administrative expenses for the quarter ended July 31, 2006 totaled approximately $3.8 million or $1.6 million more than the $2.2 million for the corresponding period ending July 31, 2005. The increase was due to the inclusion of costs related to Seamap, primarily wages and research and development costs, for a full quarter in the current year and a non-cash charge of $0.5 million for stock-based compensation costs.
Interest and Other Income, net
Interest income for the three months ended July 31, 2006 was approximately $186,000, compared to approximately $111,000 for the same period a year ago. The increase was due an increase in interest rates, as well as an increase in the balance of invested funds.
Provision for Income Taxes
For the quarter ended July 31, 2006, we recorded a benefit from income taxes of $49,000, consisting of a current tax provision of $366,000 and a deferred benefit of $415,000. This compares with a current tax benefit of $194,000 for the quarter ended July 31, 2005. The second quarter of fiscal 2006 included the effect of certain foreign tax credits related to our Australian operations that were not available in the current period. The deferred tax benefit in the quarter ended July 31, 2006 resulted from the reduction of the valuation allowance related to our deferred tax assets. As of July 31, 2006, current income taxes payable had been reduced by approximately $272,000 as a result of “excess” tax deductions relating to the exercise of non-qualified stock options. This reduction in income taxes deductions relating to the exercise of non-qualified stock options. This reduction in income taxes payable was offset with a credit to additional paid-in capital and therefore did not reduce our provision for income taxes.
Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005
Revenues
During the six months ended July 31, 2006, our consolidated revenues increased approximately $10.4 million as compared to the same period a year ago, reflecting an increase in leasing revenues of approximately $1.0 million, and an increase in equipment sales of $9.4 million, of which $5.5 million came from Seamap revenues, which we acquired in July 2005.
Mitcham Industries
For the six months ended July 31, 2006, the Mitcham segment’s revenues increased by $4.9 million to a total of $19.1 million, as compared to $14.2 million for the corresponding six-month period in 2005. The increase was comprised of approximately a $1.0 million increase in leasing revenues, in addition to a $3.9 million increase in sales of equipment.
Seamap
For the six months ended July 31, 2006, revenues from the Seamap segment totaled $6.0 million, compared to $473,000 for the same period last year. The revenues were generated primarily from the sales of Seamap’s proprietary GunLink and BuoyLink products. The prior year period included the results of Seamap from July 12, 2005, the date of the Seamap acquisition.
Direct Costs
Mitcham Industries
Direct costs associated with equipment leasing decreased $457,000 during the six months ended July 31, 2006 when compared to the six months ended July 31, 2005. For the six months ended July 31, 2006, lease pool depreciation expense was $3.6 million, which was $629,000 lower than the lease pool depreciation expense for the comparable period in 2005. The decrease in depreciation expense from the six months ended July 31, 2005 to the same period for 2006 was primarily due to certain equipment reaching the end of its depreciable life during each of those periods, coupled with the sales of assets with remaining depreciable life. During the six months ended July 31, 2006, we had an increase in the cost of previously leased equipment sold of $1.2 million and a $1.6 million increase in the cost of other equipment sold.
Variable expenses for the six months ended July 31, 2006 were $1.4 million, compared to $1.2 million for the same period in 2005.
Our fixed and variable costs are important factors affecting our results of operations. Lease pool depreciation expense will vary between periods based on acquisitions of new equipment and sales of equipment with remaining depreciable life. We are experiencing increased demand for our equipment, including fully depreciated equipment, and increased demand for our equipment results in higher revenues with little impact on depreciation. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, including fully depreciated equipment, is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and lease pool depreciation expense will not necessarily correlate directly. Over the long-term, lease pool depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment.
Seamap
Seamap’s cost of sales for the six-month period ended July 31, 2006 was $3.4 million resulting in a gross profit margin of 43%. We reported $210,000 in direct costs for Seamap for the period beginning with the acquisition date of July 12, 2005 and ending July 31, 2005.
General and Administrative Costs
General and administrative expenses for the six months ended July 31, 2006 totaled approximately $7.4 million, or $3.2 million more than general and administrative expenses of $4.2 million for the same period in 2005. The increase was due to a full six months of general and administrative costs related to Seamap and a non-cash charge of

$0.8 million of stock-based compensation cost as required by SFAS 123R. Wages and research and development costs contributed the majority of Seamap’s general and administrative expense.
Interest and Other Income, net
Interest income for the six months ended July 31, 2006 was approximately $334,000, compared to approximately $195,000 for the same period a year ago. The increase was due to rising interest rates and an increase in the balance of our invested funds.
Provision for Income Taxes
For the six months ended July 31, 2006, we recorded a provision for income taxes of $135,000, consisting of a current tax provision of $550,000 and a deferred tax benefit of $415,000. This compares to a current tax benefit of $32,000 for the six months ended July 31, 2005. The six months ended July 31, 2005 included the effect of certain foreign tax credits related to our Australian operations that were not available in the current period. The deferred tax benefit in the six months ended July 31, 2006 results from the reduction of the valuation allowance related to our deferred tax assets. As of July 31, 2006, current income taxes payable had been reduced by approximately $272,000 as a result of “excess” tax deductions relating to the exercise of non-qualified stock options. This reduction in income taxes payable was offset with a credit to additional paid-in capital and therefore did not reduce our provision for income taxes.
Liquidity and Capital Resources
As of July 31, 2006, we had net working capital of approximately $27.4 million as compared to net working capital of $22.6 million at January 31, 2006. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal source of cash has been from operations. Net cash provided by operating activities for the six months ended July 31, 2006 was $3.4 million, as compared to net cash provided by operating activities of $4.7 million for the six months ended July 31, 2005. Increases in net income were offset by increases in accounts receivables of $2.0 million and in inventory of $2.2 million. The increase in accounts receivable resulted from higher levels of business. The increase in inventories resulted from production activities in our Seamap segment, specifically related to production of the GunLink systems.
We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration. Generally, the sales revenue and cost of goods sold are recognized at the inception of the transaction. As of July 31, 2006, we had approximately $2.3 million of notes receivable, net of allowances for doubtful accounts related to such transactions, while at January 31, 2006 we had approximately $2.7 million of such notes.
Net cash used in investing activities was $2.6 million for the six months ended July 31, 2006, compared to net cash used in investing activities of $4.4 million for the six months ended July 31, 2005. Increased purchases of seismic equipment and other equipment was offset with an increase in sales of used lease pool equipment.
Capital expenditures for the six months ended July 31, 2006 totaled approximately $5.3 million (with $4.1 million being for purchase of lease pool equipment), as compared to capital expenditures of $2.8 million (of which $2.2 million was for purchases of lease pool equipment), for the comparable period in 2005. Our capital expenditures for the seismic equipment lease pool are generally made to fulfill specific lease contracts. The Company has been able to purchase new equipment for our lease pool at lower prices in recent years through volume purchasing discounts, which has allowed the Company to maintain a constant level of equipment at a lower unit cost. We do not anticipate that we will need to purchase more equipment than we would customarily purchase in order to sustain equipment leasing revenue growth; however, we may purchase additional equipment should favorable economic factors continue to exist. We anticipate that purchases of lease pool equipment will total approximately $20.0 million for fiscal 2007. We expect essentially all of this equipment to be delivered by December 3, 2006.
In September 2006, we amended and extended our Exclusive Equipment Lease Agreement with Sercel, Inc. Pursuant to this agreement and in return for certain exclusivity rights and discounts on purchases of equipment, we have agreed to certain levels of equipment purchases. Under these purchase commitments we are required to purchase approximately $20.0 million of equipment before December 31, 2008. We do not believe that these commitments exceed amounts that we would acquire in the normal course of our business.

The Seamap stock purchase agreement allowed for up to two additional payments to the former shareholders of Seamap if Seamap achieved certain annual revenue goals within a five-year time period. Seamap has met one of the two earn-out goals by generating a minimum of $8.0 million of revenues during the period of May 1, 2005 to April 30, 2006. As a result, the Company accrued $1.0 million to be paid to the former shareholders of Seamap during the third quarter of fiscal 2007.
Net cash provided by financing activities for the six months ended July 31, 2006 was $883,000, compared to net cash used in financing activities for the comparable period in 2005 of $644,000. Payments on borrowings accounted for the use of cash in 2005. Employee exercises of stock options and the excess tax benefits associated with the exercises accounted for approximately $1.0 million of the cash provided by financing in 2006.
We have a revolving credit facility with First Victoria National Bank (the “Bank”) which allows us to borrow up to $12.5 million through July 2007. We have not borrowed any amounts under this facility. Amounts available under the facility are determined by a borrowing base computed based upon our accounts receivable, existing inventory of lease equipment and the value of equipment to be purchased with proceeds of the facility. We believe that the full amount of the facility is available to us based on these criteria. Any amounts outstanding under the facility are due July 27, 2007, bear interest at prime and are secured by essentially all of our assets. The agreement contains certain covenants that require, among other things, that we maintain a debt to shareholders’ equity ratio of not more than 1.3 to 1.0, maintain a ratio of current assets to current liabilities of not less than 1.25 to 1.0, and not incur or maintain indebtedness, as defined in the agreement, of more than $1.0 million in the aggregate, without the prior written consent of the Bank. Prior to the maturity of this facility we expect to negotiate an extension of the facility or to negotiate a replacement facility.
On July 12, 2005, we acquired 100% of the outstanding common stock of Seamap for $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to the former shareholders of Seamap. The cash was provided from cash flow from operations. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal was paid on the first anniversary of the notes in the amount of $150,000. No further interest or principal payments are due until the second anniversary of the notes. At that time, $150,000 in interest and $1.5 million of the principal amount is due. On the third anniversary of the notes, interest on the unpaid principal and the remainder of the principal is due.
At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional sources of capital to fund capital expenditures and acquisitions.
New Russian Operations
In November 2005, Mitcham established a new wholly owned subsidiary in Ufa, Bashkortostan, Russia named Mitcham Seismic Eurasia LLC (“MSE”). This subsidiary performs equipment rental and technical assistance services primarily for the Russian, Commonwealth of Independent States and the Eurasian theatre of operations. We anticipate that MSE will have an active leasing program in the coming year and that it will generate funds sufficient to meet the needs for operating the facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying condensed consolidated financial statements relate to reserves for uncollectible accounts receivable and useful lives of our lease pool assets, useful lives of amortizable intangible assets and our impairment assessment of the lease pool and various intangible assets.
Critical accounting policies are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting policies and estimates. A more comprehensive discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended January 31, 2006.

Revenue Recognition
Leases
We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. Commission income is recognized once it has been paid to us. We do not enter into leases with embedded maintenance obligations. Under our standard lease contract, the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices.
Equipment Sales
We recognize revenue and cost of goods sold from the equipment sales upon agreement of terms and when delivery has occurred unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally less than one year in duration.
Allowance for Doubtful Accounts
We make provisions to the allowance for doubtful accounts periodically, as conditions warrant, based on the collectibility of receivables. In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest-bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance and do not recognize interest earned until the entire principal balance has been collected.
Long-Lived Assets
We carry property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to ten years. Cables are depreciated over two years, geophones over three years, channel boxes over a five year period and earth vibrators and other heavy equipment are depreciated over a ten year period. Buildings are depreciated over 40 years, property improvements are amortized over ten years and leasehold improvements are amortized over the shorter of useful life or the life of the leases. Intangible assets are amortized from three to 15 years. Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it.
The estimated useful lives for rental equipment are based on the Company’s experience as to the economic useful life of its products. We review and consider industry trends in determining the appropriate useful life for our lease pool equipment, including technological obsolescence, market demand and actual historical useful service life of our lease pool equipment. Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness. When we purchase new equipment for our lease pool, we begin to depreciate it upon its first use and depreciation continues each month until the equipment is fully depreciated, whether or not the equipment is actually in use during that entire time period.
Fully depreciated assets are removed from our books only if they are not expected to have any future revenue generating capacity, otherwise they remain on our books.

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
Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:
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
We intend to maintain the recorded valuation allowances until sufficient positive evidence exists to support a reversal of the tax valuation allowances. In determining the valuation allowance as of July 31, 2006, we considered the following positive indicators:
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
Based on our evaluation of the evidence, we believed that it was appropriate to reduce our valuation allowance on the deferred tax asset by $3.0 million during fiscal year 2006 and by approximately $0.4 million in the six months ended July 31, 2006.

Stock Options
On February 1, 2006, we adopted the provisions of Statement SFAS 123R, Share-Based Payments, using the modified prospective method. Under this method, prior periods are not restated. We use the Black-Scholes-Merton option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold their vested stock option before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. The provisions of SFAS 123R apply to new stock option grants and stock options outstanding, but not yet vested, as of February 1, 2006.
Prior to the adoption of SFAS 123R, we had accounted for our stock-based compensation in accordance with SFAS No. 123 and the disclosure requirements of SFAS 148 under the intrinsic value method described in the provisions of APB 25 and related accounting interpretations. Since stock options were granted at prices that equaled or exceeded their estimated fair market value at the date of the grant, under APB 25 no compensation expense was recognized at the date of the grant.
As a result of the adoption of SFAS 123R, we recognized approximately $794,000 in non-cash compensation expense related to our stock option plans for the six months ended July 31, 2006. Accordingly, net income was reduced by approximately $794,000, and basic and diluted net income per common share was reduced by approximately $0.08 per share for the same six-month period.
As of July 31, 2006, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.3 years. As of July 31, 2006, there was approximately $229,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at July 31, 2006 reflected approximately $13.1 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within Canada, Australia, Singapore and the United Kingdom. The subsidiaries in these countries receive a portion of their income and pay their expenses primarily in Canadian, Australian and Singapore dollars and British pounds. To the extent that transactions of these subsidiaries are settled in Canadian, Australian and Singapore dollars and British pounds, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2006 at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There was no change in our system of internal control over financial reporting during the three months ended July 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2006 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 27, 2006. Shareholders of record at the close of business on June 5, 2006, were entitled to vote.
Shareholders elected each of the five directors nominated for the board of directors. The votes were as follows:

Name of Nominee	For	Withheld
Billy F. Mitcham, Jr.	8,711,417	49,819
R. Dean Lewis	8,509,103	252,133
John F. Schwalbe	8,509,803	251,433
Robert P. Capps	8,605,000	156,236
Peter H. Blum	8,620,285	140,951
The Shareholders ratified the adoption of the Mitcham Industries Stock Awards Plan which replaced the 1998 Amended and Restated Stock Awards Plan and the 2000 Stock Option Plan. The votes were as follows:

For	Against	Abstaining	Broker Non-Votes
2,379,983	1,938,604	27,529	4,415,120
The Shareholders ratified the re-appointment of Hein & Associates LLP as the Company’s independent auditors. The votes were as follows:

For	Against	Abstaining
8,662,281	53,951	45,004
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

3.1	—	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1)

3.2	—	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (2)

10.1	—	Separation Agreement, dated June 26, 2006 between Michael A. Pugh and Mitcham Industries, Inc.*

10.2	—	Mitcham Industries, Inc. Stock Awards Plan (3)*

10.3	—	Form of Non-Qualified Stock Option Grant Agreement under the Mitcham Industries, Inc. Stock Award Plan*

10.4	—	Form of Restricted Stock Award Agreement under the Mitcham Industries, Inc. Stock Award Plan*

10.5	—	Form of Incentive Stock Option Grant Agreement under the Mitcham Industries, Inc. Stock Award Plan*

31.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,.

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(3)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: September 12, 2006	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1)

3.2	—	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (2)

10.1	—	Separation Agreement, dated June 26, 2006 between Michael A. Pugh and Mitcham Industries, Inc.*

10.2	—	Mitcham Industries, Inc. Stock Awards Plan (3)*

10.3	—	Form of Non-Qualified Stock Option Grant Agreement under the Mitcham Industries, Inc. Stock Award Plan*

10.4	—	Form of Restricted Stock Award Agreement under the Mitcham Industries, Inc. Stock Award Plan*

10.5	—	Form of Incentive Stock Option Grant Agreement under the Mitcham Industries, Inc. Stock Award Plan*

31.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,.

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(3)	Incorporated by reference to Exhibit A of the Company’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.