Form 10-Q
period 2006-10-31
MITCHAM INDUSTRIES INC
filed 2006-12-12
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,619,030 shares of common stock, $0.01 par value, were outstanding as of December 7, 2006.

MITCHAM INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,	January 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,185	$16,438
Short-term investments	—	2,550
Trade accounts receivable, net	9,900	5,793
Current portion of notes receivable, net	2,024	3,088
Inventories, net	6,407	1,155
Prepaid expenses and other current assets	1,815	717
Current portion of deferred tax asset	2,094	—

Total current assets	40,425	29,741

Seismic equipment lease pool and property and equipment, net	23,965	19,924
Intangible assets, net	2,241	2,584
Goodwill	3,358	2,358
Deferred tax asset, net	2,919	3,000
Long-term portion of notes receivable and other assets	1,260	13

Total assets	$74,168	$57,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,615	$4,436
Accrued expenses and other current liabilities	3,668	2,066
Current portion of long-term debt	1,500	—
Deferred revenue	1,166	381
Income taxes payable	518	286

Total current liabilities	13,467	7,169
Long-term debt, net of current maturities	1,500	3,000

Total liabilities	14,967	10,169

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000 shares authorized; 10,538 and 10,360 shares issued, respectively	106	104
Additional paid-in capital	66,966	64,396
Treasury stock, at cost (919 and 915 shares)	(4,781)	(4,686)
Accumulated deficit	(6,872)	(15,427)
Accumulated other comprehensive income	3,782	3,064

Total shareholders’ equity	59,201	47,451

Total liabilities and shareholders’ equity	$74,168	$57,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues:
Equipment leasing	$6,161	$6,676	$18,141	$17,668
Lease pool equipment sales	842	673	3,991	2,342
Other equipment sales	5,738	2,466	15,683	4,445

Total revenues	12,741	9,815	37,815	24,455

Direct costs:
Equipment leasing	433	968	1,809	2,174
Lease pool depreciation	1,956	2,120	5,507	6,299
Cost of lease pool equipment sales	236	47	1,876	510
Cost of other equipment sales	4,206	1,261	10,284	2,562

Total direct costs	6,831	4,396	19,476	11,545

Gross profit	5,910	5,419	18,339	12,910

Operating costs:
General and administrative	3,330	2,463	10,693	6,649
Depreciation and amortization	337	134	944	286

Total operating costs	3,667	2,597	11,637	6,935

Operating income	2,243	2,822	6,702	5,975

Interest and other income, net	296	85	664	281

Income before income taxes	2,539	2,907	7,366	6,256

Benefit from (provision for) income taxes	1,324	(57)	1,189	(25)

Net income	$3,863	$2,850	$8,555	$6,231

Net income per common share:

Basic	$0.40	$0.31	$0.89	$0.69
Diluted	$0.38	$0.29	$0.84	$0.64

Shares used in computing net income per common share:

Basic	9,609	9,152	9,584	9,061
Diluted	10,069	9,902	10,157	9,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net income	$8,555	$6,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,451	6,585
Stock-based compensation	1,198	82
Provision for doubtful accounts, net of charge offs	—	162
Gross profit from sale of lease pool equipment	(2,115)	(1,806)
Excess tax benefit from exercise of non-qualified stock options	(497)	—
Deferred tax benefit	(2,009)	—
Changes in:
Trade accounts receivable	(1,622)	(58)
Notes receivable	(3,259)	—
Inventories	(4,725)	(792)
Income taxes payable	730	(133)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	4,561	(4,503)
Current assets of discontinued operations	354	5
Prepaid expenses and other current assets	(1,099)	322

Net cash provided by operating activities	6,523	6,095

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(10,177)	(3,655)
Maturities (purchases) of short-term investments	2,550	(1,000)
Purchases of property and equipment	(1,585)	(374)
Acquisition of subsidiary, net of cash acquired	(1,000)	(2,529)
Sale of used lease pool equipment	3,991	2,341
Long-term assets of discontinued operations	—	216

Net cash used in investing activities	(6,221)	(5,001)

Cash flows from financing activities:
Payments on borrowings	—	(918)
Proceeds from issuance of common stock upon exercise of stock options	783	882
Excess tax benefits from exercise of non-qualified stock options	497	—

Net cash provided by (used in) financing activities	1,280	(36)

Effect of changes in foreign exchange rates on cash and cash equivalents	165	—

Net increase in cash and cash equivalents	1,747	1,058

Cash and cash equivalents, beginning of period	16,438	13,138

Cash and cash equivalents, end of period	$18,185	$14,196

Supplemental cash flow information:

Interest paid	$154	$70
Income taxes paid	$139	—
Non-cash transactions
Note payable issued during acquisition	—	$3,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The condensed consolidated financial statements of Mitcham Industries, Inc. (“Mitcham” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2006; the results of operations for the three and nine months ended October 31, 2006 and 2005; and the cash flows for the nine months ended October 31, 2006 and 2005, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2007.

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

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	October 31,	January 31,
	2006	2006
	(in thousands)
Raw materials	$3,353	$542
Finished goods	2,368	293
Work in progress	758	382

	6,479	1,217

Less allowance for obsolescence	(72)	(62)

Total inventories, net	$6,407	$1,155

4.	Balance Sheet Detail

	October 31,	January 31,
	2006	2006
	(in thousands)
Accounts receivable, net:
Accounts receivable	$10,948	$6,918
Allowance for doubtful accounts	(1,048)	(1,125)

	$9,900	$5,793

Notes receivable, net:
Notes receivable	$3,290	$3,136
Allowance for doubtful accounts	(12)	(48)

	3,278	3,088
Less current portion of notes receivable	(2,024)	(3,088)

Long-term portion of notes receivable	$1,254	$—

Seismic equipment lease pool and property and equipment, net:
Seismic equipment lease pool	$79,126	$75,692
Land and buildings	366	366
Furniture and fixtures	4,073	2,608
Autos and trucks	381	357

	83,946	79,023
Accumulated depreciation and amortization	(59,981)	(59,099)

	$23,965	$19,924

Intangible assets, net:
Covenant not to compete	$1,000	$1,000
Proprietary rights	1,850	1,850

	2,850	2,850
Accumulated amortization	(609)	(266)

	$2,241	$2,584

5.	Debt

On June 27, 2005, the Company obtained a $12.5 million revolving loan agreement and credit line with First Victoria National Bank (the “Bank”). The facility has a two-year term and bears interest at the prime rate. Borrowings under the facility are subject to a borrowing base computed based upon the Company’s existing seismic equipment lease pool, accounts receivable and any new seismic equipment to be purchased with proceeds from the facility. Management believes that the full amount of the facility was available as of October 31, 2006. The credit line is secured by essentially all of the Company’s assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the Bank’s prior written approval, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. No amounts are currently outstanding under this facility.

In connection with the Seamap acquisition in July 2005, the Company issued $3.0 million in promissory notes payable to Seamap’s former shareholders. The notes are three-year, 5% notes with no principal or interest due in the first 12 months. Interest on the full amount of the principal was paid on the first anniversary of the notes in July 2006 in the amount of $150,000. No further interest or principal payments are due until July 2007 when accrued interest and 50%, or $1.5 million, of the principal amount of $3.0 million is due. Accrued interest on the unpaid principal and the remainder of the principal is due in July 2008. The notes are secured by a pledge of Seamap’s outstanding stock.

6.	Comprehensive Income

Comprehensive income generally represents all changes in shareholders’ equity (deficit) during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
		(in thousands)
Net income	$3,863	$2,850	$8,555	$6,231
Gain from foreign currency translation adjustment	350	418	718	491

Comprehensive income	$4,213	$3,268	$9,273	$6,722

7.	Earnings Per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of warrants and outstanding common stock options having a dilutive effect using the treasury stock method, and from the unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
		(in thousands)
Basic common shares outstanding	9,609	9,152	9,584	9,061

Stock options	431	737	545	673
Restricted stock	15	—	12	—
Warrants	14	13	16	11

Total common share equivalents	460	750	573	684

Diluted common shares outstanding	10,069	9,902	10,157	9,745

8.	Stock Options

Stock-Based Compensation

General

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the three and nine months ended October 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123.

At October 31, 2006, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the three and nine months ended October 31, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was approximately $404,000 and $1,198,000 respectively. The total compensation expense related to stock-based awards granted under these plans during the three and nine months ended October 31, 2005, reflecting compensation expense recognized in accordance with APB 25, was approximately $17,000 and $72,000. Effective February 1, 2006, the Company recognized stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal 2007 based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of our options. This has resulted in a shorter expected term than the terms calculated under SFAS 123 for pro forma purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the nine months ended October 31, 2006 and 2005 was $13.47 and $8.41, respectively. The assumptions for the periods indicated are noted in the following table.
Weighted average Black-Scholes-Merton fair value assumptions

	Nine Months Ended October 31,
	2006		2005

Risk free interest rate		4.7 – 5.2%		3.0%
Expected life	5.5 – 6.3	yrs	8	yrs
Expected volatility		65 - 67%		67 - 68%
Expected dividend yield		0.0%		0.0%
As a result of adopting SFAS 123R, the impact on income before income taxes and net income for the three and nine months ended October 31, 2006 was a reduction of approximately $373,000 and $1.1 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three months ended October 31, 2006 was a reduction of $0.04 per share. For the nine months ended October 31, 2006 the impact on basic and diluted earnings per share was $0.12 and $0.11, respectively.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options, if any, as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in flows and operating out-flows. The Company had excess tax benefits of approximately $497,000 during the nine months ended October 31, 2006. Because the Company had net operating loss (“NOL”) carry-forwards in the prior year, no excess tax deductions were recorded.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), to all stock-based employee compensation for the three and nine months ended October 31, 2005.

	Three Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2005	2005
	(in thousands, except per share amounts)
Pro forma impact of fair value method
Reported net income	$2,850	$6,231
Less: fair value impact of employee stock compensation	(346)	(830)

Pro forma net income	$2,504	$5,401

Income per common share
Reported net income per share:
Basic	$0.31	$0.69
Diluted	$0.29	$0.64
Pro forma net income per share:
Basic	$0.27	$0.60
Diluted	$0.25	$0.55
Stock Option Plans

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 and 2000 Plans as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of October 31, 2006 there were 712,488 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the nine months ended October 31, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Outstanding, beginning of period	1,054,920	$5.15
Granted	332,000	13.47
Exercised	(177,920)	4.91
Canceled or expired	(6,520)	4.14

Outstanding, end of period	1,202,480	$7.42	5.97	$5,549

Vested and expected to vest in the future at October 31, 2006	1,183,852	$7.35	7.01	$5,535
Exercisable at October 31, 2006	829,914	$5.14	2.34	$5,276

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2006. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the nine months ended October 31, 2006 was $2.7 million. The fair value of options that vested during the nine months ended October 31, 2006 was approximately $300,000. For the nine months ended October 31, 2005 approximately 190,000 options vested.

As of October 31, 2006, there was approximately $2.3 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.3 years.

Cash received from option exercises for the nine months ended October 31, 2006 was an aggregate of approximately $783,000. During the nine months ended October 31, 2006, income taxes payable were reduced by approximately $497,000 as a result of the tax deduction from option exercises.

Restricted stock awards as of October 31, 2006 and changes during the nine months ended October 31, 2006 were as follows:

	Nine Months Ended October 31, 2006
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested, beginning of period	8,500	$1.90
Granted	37,000	13.21
Vested	(8,500)	5.15
Canceled	500	16.64

Unvested, end of period	15,500	$13.16

As of October 31, 2006, there was approximately $421,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

9.	Income Tax

The Company’s provision for income taxes for the three and nine month periods ended October 31, 2006 is less than expected from applying a statutory rate primarily due to the reduction of the valuation allowances provided against deferred tax assets that arose in prior periods. For the three months ended October 31, 2006 the Company recorded current tax expense of approximately $200,000, offset by a deferred tax benefit of approximately $1,500,000. For the nine months ended October 31, 2006 the Company recorded current tax expense of approximately $800,000, offset by a deferred tax benefit of approximately $2,000,000.

10.	Discontinued Operations

On August 1, 2003, the Company sold the operating assets of its front-end services segment (“DSI”) due to the over-capacity in that market segment. The Company accepted a note receivable from the purchaser for a portion of the sales price, which was paid in full during the current fiscal year. The note receivable was the only remaining asset of the discontinued operations.

	October 31,	January 31,
	2006	2006
	(in thousands)
Accounts and notes receivable of discontinued operations	$—	$355
Other current assets of discontinued operations	$—	$11
Accounts payable and accrued liabilities of discontinued operations	$—	$10

11.	Segment Reporting

The following information is disclosed as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Mitcham segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Mitcham segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia.

On July 12, 2005, the Company acquired 100% of the outstanding stock of Seamap. For a brief description of the operations of this segment, see Note 2. Manufacturing, support and sales facilities are maintained in the UK and Singapore with a sales office in Huntsville, Texas.

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of October 31, 2006
	Mitcham	Seamap	Consolidated
Fixed assets, net	$22,733	$1,232	$23,965
Intangible assets, net	$—	$2,241	$2,241
Goodwill	$—	$3,358	$3,358

	For the Three Months Ended			For the Three Months Ended
	October 31, 2006			October 31, 2005
	Mitcham	Seamap	Consolidated	Mitcham	Seamap	Consolidated
Revenues	$10,139	$2,602	$12,741	$8,159	$1,656	$9,815
Interest income, net	$281	$3	$284	$83	$2	$85
Income (loss) before taxes	$3,261	$(722)	$2,539	$2,859	$48	$2,907
Capital expenditures	$6,131	$290	$6,421	$926	$28	$954
Depreciation and amortization expense	$2,069	$224	$2,293	$2,228	$26	$2,254

	For the Nine Months Ended			For the Nine Months Ended
	October 31, 2006			October 31, 2005
	Mitcham	Seamap	Consolidated	Mitcham	Seamap	Consolidated
Revenues	$29,222	$8,593	$37,815	$22,326	$2,129	$24,455
Interest income, net	$610	$7	$617	$277	$2	$279
Income (loss) before taxes	$8,768	$(1,402)	$7,366	$6,149	$107	$6,256
Capital expenditures	$10,380	$1,382	$11,762	$3,746	$283	$4,029
Depreciation and amortization expense	$5,856	$595	$6,451	$6,554	$31	$6,585

12.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act’”). This information includes, without limitation, statements concerning our future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand for our services and predictions concerning in energy industry and seismic service industry conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 31, 2006 and elsewhere within this Quarterly Report on Form 10-Q. Each forward-looking statement speaks only as of its date and we are under no obligation to update those statements.
Business Overview
Mitcham Industries, Inc. (the “Company”), a Texas corporation, was incorporated in 1987. The Company consists of the operations of Mitcham Industries, Inc. and four wholly owned subsidiaries, MCL, SAP, Seamap, which the Company acquired on July 12, 2005, and MSE, which the Company established in November 2005. The Company is involved in the leasing and sale of equipment to the seismic industry world-wide and, through Seamap, in the design, manufacture and sale of marine seismic equipment. Seamap operates through its three wholly owned subsidiaries, Seamap Inc., Seamap (UK) Ltd., and Seamap Pte, Ltd. Seamap’s primary products include the GunLink seismic source acquisition and control systems, which provide operators more precise control of their exploration tools, and the BuoyLink GPS tracking system, which provides precise positioning of seismic sources and streamers. Financial results from Seamap are included from the acquisition date of July 12, 2005.
The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
		(in thousands)
Revenues:
Mitcham	$10,139	$8,159	$29,222	$22,326
Seamap	2,602	1,656	8,593	2,129

Total revenues	12,741	9,815	37,815	24,455

Direct costs:
Mitcham	4,628	3,658	13,858	10,597
Seamap	2,203	738	5,618	948

Total direct costs	6,831	4,396	19,476	11,545

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
		(in thousands)
Gross profit	5,910	5,419	18,339	12,910
Operating costs:
General and administrative	3,330	2,463	10,693	6,649
Depreciation and amortization	337	134	944	286

Total operating costs	3,667	2,597	11,637	6,935

Operating income	$2,243	$2,822	$6,702	$5,975

EBITDA (1)	$4,548	$5,076	$13,200	$12,562
Adjusted EBITDA (1)	$4,954	$5,093	$14,398	$12,634

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$3,863	$2,850	$8,555	$6,231
Interest income, net	(284)	(85)	(617)	(279)
Depreciation and amortization	2,293	2,254	6,451	6,585
Provision for (benefit from) income taxes	(1,324)	57	(1,189)	25

EBITDA (1)	4,548	5,076	13,200	12,562
Stock-based compensation	404	17	1,198	72

Adjusted EBITDA (1)	$4,954	$5,093	$14,398	$12,634

(1)	EBITDA is defined as net income (loss) before (i) interest income, net of interest expense, (ii) provision for (or benefit from) income taxes and (iii) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
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
We lease and sell seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. Our leases generally have a term of three to nine months. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. In addition to leasing of seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. Through Seamap we also design, manufacture and sell marine seismic equipment.
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
In late September 2006, we were notified by a customer of certain mechanical failures relating to a specific version of our GunLink 4000 system that had recently been placed in service by that customer. The GunLink product line is utilized on seismic vessels to coordinate and control the energy sources utilized in marine seismic surveys. This version of the GunLink 4000 product is designed to operate with an energy source, an airgun in this case, recently introduced by another manufacturer. In cooperation with our customer we immediately began to investigate the cause of the failures. In addition, out of caution, we suspended further deliveries of this version of the GunLink 4000 product pending the results of our investigation. The investigation revealed an isolated design flaw in this particular version of the GunLink 4000 product. The design flaw noted did not affect the functionality of the conventional airgun version of the GunLink 4000 product, which is operating without exceptions for the customers who have received it.
We have implemented design changes to correct the problems noted and expect these changes to be completed by January 2007. Shortly after that, we expect to resume shipments of the specific version of GunLink 4000 product. As of October 31, 2006, we have a backlog of firm orders for the GunLink 4000 product of approximately $7.0 million. We have had extensive discussions with each of our customers for this product regarding the issues described above. We do not expect these issues to impact existing orders or future orders for either version of the GunLink 4000 product.
As a result of the suspension of deliveries of the specific version of the GunLink 4000, we have not shipped two systems that we expected to deliver in the quarter ended October 31, 2006. Accordingly, our revenues from other equipment sales were approximately $2.0 million less than we had expected. In addition, in the quarter ended October 31, 2006 we incurred approximately $215,000 in non-recurring costs related to the investigation and resolution of the issues discussed above.
The following table presents items in our consolidated statements of operations as a percentage of total revenue for the three and nine months ended October 31, 2006 and 2005. These operating results are not necessarily indicative of results for any future period.

	For the Three		For the Nine Months
	Months Ended		Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues:
Equipment leasing	48%	68%	48%	72%
Lease pool equipment sales	7	8	11	10
Other equipment sales	45	24	41	18

Total revenues	100	100	100	100
Direct costs:
Equipment leasing	4	10	5	9
Lease pool depreciation	15	22	15	25
Cost of lease pool equipment sales	2	—	5	—
Cost of other equipment sales	33	13	26	13

Total direct costs	54	45	51	47

Gross profit	46	55	49	53
Operating expenses:
General and administrative	26	25	29	27
Depreciation and amortization	2	1	2	1

Total operating expenses	28	26	31	28

Operating income	18	29	18	25

Interest and other income, net	2	1	2	1

Income before income taxes	20	30	20	26
(Provision for) benefit from income taxes	(10)	1	(3)	—

Net income	30%	29%	23%	26%

Results of Operations
Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005
Revenues
During the quarter ended October 31, 2006, our consolidated revenues increased approximately $2.9 million as compared to the same quarter a year ago, reflecting an approximately $0.9 million increase in equipment sales in our Seamap segment, which we acquired in July 2005, and a $2.5 million increase in equipment sales, offset by a decrease in equipment leasing in Mitcham Industries segment.
Mitcham Industries
For the quarter ended October 31, 2006, the Mitcham segment’s revenues increased by approximately $2.0 million to a total of $10.1 million, as compared to $8.2 million for the corresponding quarter in 2005. Sales of new equipment increased by $2.3 million primarily due to higher sales of seismic equipment and were offset by a decrease in equipment leasing. Leasing revenues in the third quarter of fiscal year 2006 were higher than normally expected due to a large project in South America during that period. As discussed above, due to seasonal factors, our second and third fiscal quarters generally produce lower leasing revenues than our first and fourth fiscal quarters. Due to these seasonal factors and recent and planned increases to our inventory of lease pool equipment, we expect subsequent periods to produce higher levels of leasing revenues.
Seamap
For the three months ended October 31, 2006, revenues from the Seamap segment totaled $2.6 million. During the quarter ended October 31, 2005, we recorded $1.7 million in revenues from Seamap. Sales of the GunLink systems during the second fiscal quarter of 2007 account for a substantial portion of the increase. We expect revenues from the sale of Seamap’s products to increase in future periods. As of October 31, 2006, Seamap had a backlog of firm orders amounting to approximately $7.0 million, which we expect to deliver through the second quarter of fiscal 2008. We had expected revenues from the Seamap segment to be higher in the current quarter; however, we suspended shipments of the GunLink 4000 product during the quarter. See the “Business Overview” section above for additional discussion of the GunLink 4000 product.
Direct Costs
Mitcham Industries
Direct costs of seismic leasing are comprised of fixed costs (depreciation) and variable expenses that fluctuate with our equipment leasing revenues. In addition, we have costs associated with our equipment sales. The primary components of the variable expenses are freight, sublease expenses, repairs and maintenance, to the extent that repairs performed are normal wear and tear and not billable to the lease customer.
For the quarter ended October 31, 2006, lease pool depreciation expense was $2.0 million, which was $0.2 million lower than the lease pool depreciation expense for the comparable quarter in 2005. The decrease in depreciation expense from the quarter ended October 31, 2005 to the comparable quarter in 2006 was primarily due to certain equipment reaching the end of its depreciable life during each of those years, coupled with the sales of assets with remaining depreciable life during the intervening period. During the quarter ended October 31, 2006 we had an increase in the cost of previously leased equipment sold, as well as a $1.4 million increase in the cost of other equipment sold.
Variable expenses related to equipment leasing for the quarter ended October 31, 2006 decreased by approximately $0.5 million when compared to the same quarter in 2005, principally due to an increase in reimbursements of repair costs and to reduced costs for third-party rentals.
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
Seamap
Seamap’s cost of sales for the three months ended October 31, 2006 were $2.2 million or $1.5 million more than the same quarter in 2005. Included in those costs are approximately $0.2 million non-recurring expenses related to the resolution of the problems associated with the GunLink 4000 discussed previously in the “Business Overview.” Material and labor, including fixed production costs, to manufacture the GunLink and BuoyLink systems are the major components of Seamap’s cost of sales. We have increased many of these fixed costs in response to expected increased production requirements. These costs were not fully absorbed in the production process during the third quarter of fiscal 2007 due to the lower than expected sales of the GunLink products,. In addition, the initial production of the updated GunLink units resulted in higher than expected labor and material costs. We expect these costs to decrease in relation to sales as the production process is refined.
Operating Costs
Operating costs for the quarter ended October 31, 2006 totaled approximately $3.7 million or $1.1 million more than the $2.6 million for the corresponding period ending October 31, 2005. Operating costs includes general and administrative expenses and depreciation and amortization expense for non-lease pool equipment. The increase was primarily due to a non-cash charge of $0.4 million for stock-based compensation costs, increased depreciation and amortization cost of $0.3 million for additional equipment, primarily computers and software, $0.3 million of increased wages and benefits expense, primarily in the Seamap segment, costs related to the implementation of procedures related to the Sarbanes-Oxley Act of 2002, and the addition of our Russian operations.
Interest and Other Income, net
Interest income for the three months ended October 31, 2006 was approximately $0.3 million, compared to approximately $0.1 million for the same period a year ago. The increase was due an increase in interest rates, as well as an increase in the balance of invested funds. Other income was not significant for either period.
Provision for Income Taxes
For the quarter ended October 31, 2006, we recorded a benefit from income taxes of $1.3 million, consisting of a current tax provision of $0.2 million and a deferred benefit of $1.5 million. This compares with a current tax provision of $0.1 million for the quarter ended October 31, 2005. The deferred tax benefit in the quarter ended October 31, 2006 resulted from the reduction of the valuation allowance related to our deferred tax assets. Because of our continued profitability in certain taxation jurisdictions, specifically the United States, Canada and Australia, we can reasonably expect to realize increased amounts of our deferred tax assets. During the quarter ended October 31, 2006, current income taxes payable were reduced by approximately $0.2 million as a result of “excess” tax deductions relating to the exercise of non-qualified stock options. This reduction in income taxes payable was offset with a credit to additional paid-in capital and therefore did not reduce our provision for income taxes.
Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31, 2005
Revenues
During the nine months ended October 31, 2006, our consolidated revenues increased approximately $13.4 million as compared to the same period a year ago, reflecting an increase in leasing revenues of approximately $0.5 million, and an increase in equipment sales of $12.9 million, of which $6.5 million came from Seamap revenues, which we acquired in July 2005.
Mitcham Industries
For the nine months ended October 31, 2006, the Mitcham segment’s revenues increased by $6.9 million to a total of $29.2 million, as compared to $22.3 million for the corresponding nine-month period in 2005. The increase was comprised of approximately a $0.5 million increase in leasing revenues, in addition to a $1.6 million increase in sales of lease pool equipment and $4.8 million increase in other equipment sales.
Seamap
For the nine months ended October 31, 2006, revenues from the Seamap segment totaled $8.6 million, compared to

$2.1 million for the same period last year. The revenues were generated primarily from the sales of Seamap’s proprietary GunLink and BuoyLink products. The prior year period included the results of Seamap from July 12, 2005, the date of the Seamap acquisition. See the “Business Overview” section above for additional discussion of the GunLink 4000 product.
Direct Costs
Mitcham Industries
Our variable costs associated with equipment leasing decreased $0.4 million during the nine months ended October 31, 2006 when compared to the nine months ended October 31, 2005 due primarily to increased repair reimbursements. For the nine months ended October 31, 2006, lease pool depreciation expense, which makes up our fixed costs, was $5.5 million, which was $0.8 million lower than the lease pool depreciation expense for the comparable period in 2005. The decrease in depreciation expense from the nine months ended October 31, 2005 to the same period for 2006 was primarily due to certain equipment reaching the end of its depreciable life during each of those periods, coupled with the sales of assets with remaining depreciable life. During the nine months ended October 31, 2006, we had an increase in the cost of previously leased equipment sold of $1.4 million and a $3.0 million increase in the cost of other equipment sold.
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
Seamap
Seamap’s cost of sales for the nine-month period ended October 31, 2006 was $5.6 million. We reported $0. 9 million in direct costs for Seamap for the period beginning with the acquisition date of July 12, 2005 and ending October 31, 2005. Included in the cost of sales for Seamap were one-time expenditures related to the resolution of problems encountered with a specific version of the GunLink 4000 that totaled approximately $0.2 million and the effect of increased production costs, as discussed in connection with the three months ended October 31, 2006.. See the discussion under “Business Overview” for additional information on the GunLink 4000.
Operating Costs
Operating costs include general and administrative expenses and depreciation and amortization expense for non-lease pool equipment. For the nine months ended October 31, 2006, operating costs totaled approximately $11.6 million or $4.7 million more than operating costs of $6.9 million for the same period in fiscal 2006. The increase was primarily due to a full nine months of general and administrative costs related to Seamap and a non-cash charge of $1.1 million of stock-based compensation cost as required by SFAS 123R. Seamap general and administrative charges increased from $1.1 million for the nine month period ended October 31, 2005 to $4.4 million for the comparable period in fiscal 2007. Wages and research and development costs contributed the majority of Seamap’s general and administrative expense.
Interest and Other Income, net
Interest income for the nine months ended October 31, 2006 was approximately $0.6 million, compared to approximately $0.3 million for the same period a year ago. The increase was due to rising interest rates and an increase in the balance of our invested funds.
Provision for Income Taxes
For the nine months ended October 31, 2006, we recorded a benefit from income taxes of $1.2 million, consisting of a current tax provision of $0.8 million and a deferred tax benefit of $2.0 million. This compares to a current tax provision of $25,000 for the nine months ended October 31, 2005. Because of our continued profitability in certain taxation jurisdictions, specifically the United States, Canada and Australia, we can reasonably expect to realize increased amounts of our deferred tax assets. The deferred tax benefit in the nine months ended October 31, 2006 results from the reduction of the valuation allowance related to our deferred tax assets. As of October 31, 2006, current income taxes payable had been reduced by approximately $0.5 million as a result of “excess” tax deductions relating to the exercise of non-qualified stock options. This reduction in income taxes payable was offset with a credit to additional paid-in capital and therefore did not reduce our provision for income taxes.

Liquidity and Capital Resources
As of October 31, 2006, we had net working capital of approximately $27.0 million as compared to net working capital of $22.6 million at January 31, 2006. Historically, our principal liquidity requirements and uses of cash have been for capital expenditures and working capital. Our principal source of cash has been from operations. Net cash provided by operating activities for the nine months ended October 31, 2006 was approximately $6.5 million, as compared $6.1 million for the nine months ended October 31, 2005. The increase in cash provided by operations resulted primarily from increased net income and non-cash charges for stock-based compensation, offset by the effect of the deferred tax benefit recognized in the nine months ended October 31, 2006. In the nine months ended October 31, 2006 net cash provided by operations was reduced by increases in accounts receivable, notes receivable and inventories during the period. The increase in accounts receivable resulted from generally higher levels of business and the timing of certain transactions. The increase in inventories relates primarily to increased raw materials and work in progress in our Seamap segment, specifically related to increased production activities surrounding the GunLink products. Also during the nine months ended October 31, 2006 cash provided by operating activities was increased by increases in accounts payable and accrued liabilities. This increase resulted from significant purchases of lease pool assets during the quarter for which payment is not due until after October 31, 2006.
We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration. Generally, the sales revenue and cost of goods sold are recognized at the inception of the transaction. During the nine months ended October 31, 2006 we entered into four such transactions which resulted in approximately $3.5 million of deferred payments. As of October 31, 2006, we had approximately $3.3 million of notes receivable, net of allowances for doubtful accounts related to such transactions, while at January 31, 2006 we had approximately $3.1 million of such notes.
Net cash used in investing activities was $6.2 million for the nine months ended October 31, 2006, compared to net cash used in investing activities of $5.0 million for the nine months ended October 31, 2005. Increased purchases of seismic equipment and other equipment were offset to some extent with an increase in sales of used lease pool equipment.
Capital expenditures for the nine months ended October 31, 2006 totaled approximately $11.8 million (with $10.2 million being for purchase of lease pool equipment), as compared to capital expenditures of $4.0 million (of which $3.7 million was for purchases of lease pool equipment), for the comparable period in 2005. Our capital expenditures for the seismic equipment lease pool are generally made to fulfill specific lease contracts. The Company has been able to purchase new equipment for our lease pool at lower prices in recent years through volume purchasing discounts, which has allowed the Company to maintain a constant level of equipment at a lower unit cost. We have increased our purchases of lease pool equipment in the nine months ended October 31, 2006 as compared to the same period last year because of increased demand from our leasing customers. At October 31, 2006 we had purchase orders outstanding for the purchase of approximately $14.4 million of additional lease pool equipment. We expect the majority of this equipment to be delivered during the fourth quarter of our fiscal 2007. In addition we expect to add five GunLink 2000 systems, which are manufactured by Seamap, to the Mitcham segment lease pool. The units have an aggregate value of approximately $700,000.
In September 2006, we amended and extended our Exclusive Equipment Lease Agreement with Sercel, Inc. Pursuant to this agreement, and in return for certain exclusivity rights and discounts on purchases of equipment, we have agreed to certain levels of equipment purchases. Under these purchase commitments we are required to purchase approximately $20.0 million of equipment before December 31, 2008. We do not believe that these commitments exceed amounts that we would acquire in the normal course of our business. A portion of the capital expenditures made through October 31, 2006 and the majority of the outstanding purchase orders as of that date will be applied against our purchase commitment with Sercel.
The Seamap stock purchase agreement allowed for up to two additional payments to the former shareholders of Seamap if Seamap achieved certain annual revenue goals within a five-year time period. Seamap has met one of the two earn-out goals by generating a minimum of $8.0 million of revenues during the period of May 1, 2005 to April 30, 2006. As a result, the Company made a $1.0 million payment to the former shareholders of Seamap during the third quarter of fiscal 2007.

Net cash provided by financing activities for the nine months ended October 31, 2006 was approximately $1.3 million, compared to net cash used in financing activities for the comparable period in 2005 of $36,000. Payments on borrowings accounted for the use of cash in 2005. Employee exercises of stock options and the excess tax benefits associated with the exercises accounted for the cash provided by financing in 2006.
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
On July 12, 2005, we acquired 100% of Seamap’s outstanding common stock for $6.5 million, consisting of $3.5 million paid in cash at closing and $3.0 million issued in promissory notes payable to Seamap’s former shareholders. The cash was provided from cash flow from operations. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for a description of the notes.
At the present time, we believe that cash on hand and cash provided by future operations will be sufficient to fund our anticipated capital and liquidity needs over the next twelve months. However, should demand warrant, we may pursue additional sources of capital to fund capital expenditures or acquisitions.
Russian Operations
In November 2005, Mitcham established a wholly owned subsidiary, MSE, in Ufa, Bashkortostan, Russia. This subsidiary performs equipment rental and technical assistance services primarily for the Russian, Commonwealth of Independent States and the Eurasian theatre of operations. MSE has begun leasing equipment and we expect that the funds generated will be sufficient to meet the needs for operating the facility.
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
Equipment Sales
We recognize revenue and cost of goods sold from the equipment sales upon agreement of terms and when delivery has occurred unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.
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
Under SFAS No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:
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
We intend to maintain the recorded valuation allowances until sufficient positive evidence exists to support a reversal of the tax valuation allowances. In determining the valuation allowance as of October 31, 2006, we considered the following positive indicators:
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
Based on our evaluation of the evidence, we believed that it was appropriate to reduce our valuation allowance on the deferred tax asset by $3.0 million during fiscal year 2006. In the nine months ended October 31, 2006 our deferred tax assets increased by approximately $2.5 million. We provided an additional $500,000 of valuation allowance against this amount, resulting in a net benefit of approximately $2.0 million.
Stock Options
On February 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payments, using the modified prospective method. Under this method, prior periods are not restated. We use the Black-Scholes-Merton option model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long an associate will hold their vested stock option before exercise, the estimated volatility of the Company’s common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements. Application of other assumptions could result in significantly different estimates of fair value of stock-based compensation and consequently, the related expense recognized in our financial statements. The provisions of SFAS 123R apply to new stock option grants and stock options outstanding, but not yet vested, as of February 1, 2006.
Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation in accordance with SFAS No. 123 and the disclosure requirements of SFAS 148 under the intrinsic value method described in the provisions of APB 25 and related accounting interpretations. Since stock options were granted at prices that equaled or exceeded their estimated fair market value at the date of the grant, under APB 25 no compensation expense was recognized at the date of the grant.
As a result of the adoption of SFAS 123R, we recognized approximately $1.1 million in non-cash compensation expense related to our stock option plans for the nine months ended October 31, 2006. Accordingly, net income was reduced by approximately $1.1 million, and basic and diluted net income per common share was reduced by approximately $0.11 and $0.12 per share, respectively, for the same nine-month period.
As of October 31, 2006, there was approximately $2.3 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.3 years. As of October 31, 2006, there was approximately $421,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years.
New Accounting Pronouncements
In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2006, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $5.5 million in U.S. dollars. A ten percent increase in the U.S. dollar versus each of these currencies would result in a loss of approximately $550,000 in the U.S. dollar value of these deposits. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
Certain of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 51% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded an increase of approximately $718,000 in our equity in the nine months ended October 31, 2006 related to weakening of the U.S. dollar against the foreign currencies mentioned above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2006 at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There was no change in our system of internal control over financial reporting during the three months ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

3.1	—	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1)

3.2	—	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (2)

10.1	—	Exclusive Equipment Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.(3)

31.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K, filed with the SEC on September 12, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.

/s/ Robert P. Capps
Date: December 12, 2006	Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBIT

3.1	—	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc. (1)

3.2	—	Second Amended and Restated Bylaws of Mitcham Industries, Inc. (2)

10.1	—	Exclusive Equipment Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.(3)

31.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	—	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-8 (File No. 333-67208), filed with the SEC on August 9, 2001.

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K, filed with the SEC on September 12, 2006.