Form 10-K
period 2007-01-31
MITCHAM INDUSTRIES INC
filed 2007-04-16
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-25142
Mitcham Industries, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8141 SH 75 South
P.O. Box 1175
Huntsville, Texas	77342
(Address of principal executive offices)	(Zip Code)
936-291-2277
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock — $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of July 31, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $ 117,320,254 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2007

Common Stock, $.01 par value per share	9,676,730 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2007 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

i

Cautionary Statement about Forward-Looking Statements
     Certain statements contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this report, the words “anticipate, “ “believe, “ “estimate, “ “expect, “ “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and elsewhere within this Annual Report on Form 10-K. We undertake no obligation to publicly release the result of any revision of these forward-looking statements after the date they are made.
PART I
Item 1. Business
     Mitcham Industries, Inc. ( “MII”), a Texas corporation, was incorporated in 1987. We are engaged directly and through our wholly owned subsidiaries in the leasing of seismic equipment to the oil and gas industry on a worldwide basis. We are also engaged in the sale of new and used seismic equipment and in the design, manufacture and sale of marine seismic equipment. Our operating subsidiaries are Mitcham Canada Ltd (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Seamap (UK) Ltd (“Seamap UK”) and Seamap Pte. Ltd (“Seamap Singapore”). Seamap UK and Seamap Singapore are collectively referred to as “Seamap.”
     We operate our business in two segments, “Equipment Leasing” and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as “Seamap segment.” For additional information about our business segments, including related financial information, see Note 15 to our consolidated financial statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
     We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land, in transition zones (marsh and shallow water areas) and marine areas. We conduct our operations on a worldwide basis and believe we are the world’s largest independent lessor of seismic equipment. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, nor similar exclusive lease referral agreements with suppliers. In recent periods, we have experienced a significant increase in the demand for our equipment. We believe this demand is driven by oil and gas exploration activities. Exploration activities are impacted by the price of crude oil and natural gas, worldwide demand for these products, economic activity, the maturation of certain petroleum producing basins, the cost of exploration activities and geopolitical issues.
     Our equipment is utilized in a variety of geographic regions throughout the world which are described in Item 1 — “Business — Customers, Sales and Marketing”. We lease seismic equipment worldwide, and on occasion sell new or used seismic equipment through MII in Huntsville, Texas, and in Calgary, Alberta through

MCL, MSE, from its location in Ufa, Bashkortostan, Russia, leases seismic equipment primarily in the Russian Federation and the Commonwealth of Independent States (“CIS”), which consists of 11 former Soviet Republics. SAP, from its location in Brisbane, Australia, leases seismic equipment in Australia and other locations within the Pacific Rim and also sells new seismic, oceanographic and hydrographic equipment throughout the Pacific Rim. Seamap UK, located in Somerset, United Kingdom and Seamap Singapore, located in Singapore, design, manufacture and sell marine seismic equipment throughout the world.
     We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique (collectively, “Sercel”) and Input/Output, Inc. (“I/O”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or I/O systems. At January 31, 2007, approximately 50% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones and other peripheral equipment.
     We have supply and exclusive lease referral agreements with Sercel, which we believe provide us with certain competitive advantages. Under these agreements, we are the exclusive worldwide short-term leasing representative for certain products.
     We lease our equipment on a short-term basis, generally for three to six months, to seismic contractors who need additional capacity to complete a seismic survey. Our lease agreements may contain a purchase option, but generally do not. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) the term of the lease and (iv) cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.
     We also sell a broad range of used seismic equipment on a worldwide basis and SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink seismic source acquisition and control systems, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink GPS tracking system, which is used to provide precise positioning of seismic sources and streamers.
Business Strategy
     Our business strategy is to meet the needs of the seismic industry by leasing a wide range of equipment and to provide technologically advanced solutions for marine seismic applications. To accomplish this, we have identified the following major objectives:
•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool, including the addition of marine equipment. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. We intend to expand our international leasing activities in new geographic areas, including the CIS and North Africa. We believe there are significant opportunities to continue to expand our international leasing and sales activities.

•	Maintain alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers, Sercel and I/O, allow us to expand our equipment lease pool on favorable terms. We believe these relationships improve our access to customers and provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector. These opportunities could include the introduction of new products or services or the acquisition of existing businesses.
Seismic Technology and the Oil Service Industry
     Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920’s, and with improvements in computing and electronic technologies, has advanced significantly. Beginning in the early 1990’s, the oil and gas industry significantly expanded its use of 3-D seismic data, which provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited.
     Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data (“CEU”), (ii) seismic recording channel boxes that contain from one to eight seismic channels (“channel boxes”), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channel boxes to the CEU, (vi) geographic survey equipment, (vii) drilling equipment used in the seismic survey and (viii) other peripheral, or accessory, equipment.
     In seismic data acquisition, an acoustic wave is generated at or below the earth’s surface through the discharge of compressed air, the detonation of small explosive charges or the use of large mechanical vibrators. As the acoustic wave travels through the earth, it is partially reflected by the underlying rock layers and the reflected energy is captured by the geophones, which are situated at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channel boxes, which convert the signals from analog to digital data and transmit this data via cable to the CEU. The CEU stores the seismic data on magnetic tape, disk or other recording media for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.
     Historically, 2-D seismic survey has been the standard data acquisition technique used to map geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys generally require a larger amount of equipment than 2-D surveys. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drill site or oil and gas reservoir.
     In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions regarding whether or where to drill are critical to the overall process. Since 3-D seismic data increases drilling success rates and reduce costs, we believe that 3-D seismic surveys are now predominant. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit the data, seismic data acquisition systems have been expanding in size during the past several years.
     Industry advances include the use of high resolution 3-D, three-component geophones (“3D-3C”), which enhance the 3-D image of the sub-surface, and time lapse (“4-D”) seismic, where surveys are periodically reacquired to allow the monitoring of producing oil and gas fields for optimal production and reserve recovery.

These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs.
     With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, in many areas, such as North America, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys, which today average approximately 3,000 channels and often use 5,000 or more channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.
     Seismic surveys utilizing 2-D, 3-D or 4-D techniques require essentially the same equipment. The manner in which the equipment is deployed and the resulting data analyzed differs, however. Accordingly, our equipment can generally be utilized in 2-D, 3-D and 4-D seismic surveys. Additionally 3-D and 4-D seismic surveys generally utilize significantly more equipment than 2-D seismic surveys, which presents us with more opportunities to lease equipment.
Business and Operations
     Equipment Leasing. We own a comprehensive lease pool of seismic equipment for short-term leasing to our customers, who are primarily seismic contractors. We lease this equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. These specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their own inventory of recording channels and related equipment.
     Our equipment lease pool includes a total of approximately 58,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, large earth vibrators, peripheral equipment and geographic survey and other equipment. All of our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry.
     Our equipment leases generally have terms of three to six months and are typically renewable on a month-to-month basis. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. Pursuant to the terms of our standard lease agreements, the customer is responsible for destroyed or damaged equipment, other than normal wear and tear. In addition, the customer is normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. While it is our general practice to lease our seismic equipment on a monthly basis, we may from time to time lease some equipment on a day rate usage basis in response to market conditions.
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter season, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In other areas of the world, such as Southeast Asia and Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.
     Upon completion of a lease, the equipment must generally be returned to one of our facilities for inspection, testing and, if necessary, repair. While the customer is normally responsible for the costs of shipping and repairs, during this time the equipment is not available for lease to another customer. Therefore, managing this process and the utilization of the equipment is an important aspect of our operations. Given the short term of most of our leases, we believe that the highest achievable annual utilization for most of our equipment is approximately 65%. However, many factors can effect this utilization, including the term of our leases, the shipping time required to return equipment to one of our facilities, the time required to inspect, test and repair equipment after return from a lease and the demand for the equipment.
     Historically, the majority of the inspection, testing and repair has been done in our Huntsville, Texas or Calgary, Alberta facilities. In fiscal 2007 we added inspection and testing capabilities to our facility in Ufa, Bashkortostan, Russia. We plan to add inspection, testing and limited repair capabilities to our facility in Singapore during fiscal 2008. We believe that by expanding these capabilities we will be able to more effectively utilize our equipment and reduce costs associated with these operations. The incremental cost for the additional facilities is not expected to be material.
     Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margin depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment are generally opportunistic and do not have a significant seasonal aspect. We generally expect sales of lease pool equipment to be a smaller component of our business in future periods than they have been historically. However, should opportunities arise for the sale of certain of our lease pool equipment, we will evaluate such opportunities and may sell additional equipment. Sales of this equipment could be material.
     Other Equipment Sales. Other equipment sales, included in our Equipment Leasing segment, fall into two broad categories:
•	Sales of new seismic equipment. On occasion we will sell new seismic equipment in response to a specific demand from a customer. These sales are made in cooperation with our suppliers of lease pool equipment.

•	Sales of hydrographic and oceanographic equipment. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines.
     Seamap Equipment Sales. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise control of energy sources, and (ii) the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers. Seamap’s design and manufacturing facilities are located in the United Kingdom and in Singapore.
Key Supplier Agreements
          The Sercel Lease Agreement
     In September 2006 we entered into a new Exclusive Equipment Lease Agreement with Sercel under which we are generally the exclusive authorized lessor for Sercel’s DSU3 428XL products (the “Exclusive Products”), except that we have agreed not to lease the Exclusive Products for use in Mainland China and we have non-exclusive rights to lease the Exclusive Products in the CIS. The geographic area covering the exclusive arrangement is referred to as the “Exclusive Territory.”
     Under the agreement, we have also agreed not to offer financing leases or leases with terms greater than one year related to the Exclusive Products without Sercel’s prior consent. Sercel has agreed to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory to us and to not recommend any competitor of ours as a source of such rentals. We and Sercel have agreed to cooperate in the promotion and marketing of the Exclusive Products.
     The agreement provides that Sercel will grant us specified pricing for the purchase of the Exclusive Products and certain other products. In return, we have agreed to purchase a total of 9,000 stations, or 27,000 channels, of the Exclusive Products through December 31, 2008. As of January 31, 2007, we have purchased 5,000 stations, or 15,000 channels, of these products. The agreement allows us, however, to purchase other equipment from Sercel to satisfy these purchase obligations. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our remaining commitments regarding these purchase obligations.
     We had previously entered into a similar agreement with Sercel regarding other equipment. This agreement expired by its own terms on December 31, 2006.

          Other Agreements
     SAP has a number of manufacturer’s representation agreements for major product lines, including: acoustic positioning systems; data acquisition systems, geophones, hydrophones, connectors, cables, test equipment, GPS systems, heave compensators and attitude sensors, hydrographic data acquisition systems, magnetometers, tide gauges and current meters, radio positioning equipment, side-scan sonar and sub-bottom profiling systems, underwater communications and location devices, echo sounders and transducers.
     Seamap has a Cooperation Agreement with TangleSolve Instrumentation Ltd. (“TangleSolve”) pursuant to which TangleSolve has developed certain software utilized in our GunLink products. We pay Tanglesolve a fee related to each of the GunLink systems we sell. This fee is calculated based on our gross profit from the sale of the products. TangleSolve provides on going support services for which it receives a portion of the annual maintenance fees paid by purchasers of the GunLink products.
Customers, Sales, Backlog and Marketing
     Our lease customers are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2007, we had approximately 39 lease customers with 45 active leases of various lengths, but typically for less than a year. Our seismic equipment sales customers include seismic data acquisition contractors, foreign governments, universities, engineering firms and research organizations worldwide.
     Generally, we do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2007, our Seamap segment had a backlog of orders amounting to approximately $16.8 million. We expect all of these orders to be shipped during our fiscal year ending January 31, 2008.
     We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.
     A summary of our revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2007	2006	2005
UK / Europe	$9,318	$2,355	$1,950
Canada	8,302	8,914	6,587
South America	3,050	3,220	2,931
Asia/South Pacific	9,713	10,479	7,170
Eurasia (1)	4,998	—	—
Other (2)	1,940	233	489

Totals	$37,321	$25,201	$19,127

(1)	Comprised of Eastern Europe, the Russian Federation and the CIS

(2)	Includes Africa, Mexico and the Middle East
     The net book value of our fixed assets in our various locations is as follows (in thousands):

	As of January 31,
Location of property and equipment:	2007	2006	2005

United States	$12,969	$11,649	$8,635
Canada	18,062	5,883	10,279
Australia	1,057	2,167	811
Russia	1,965	—	—
Singapore	623	97	—
United Kingdom	756	128	—

Total	$35,432	$19,924	$19,725

     For information regarding the risks associated with our foreign operations, see Item 1A-“Risk Factors.”
     Effective January 12, 2007, the merger of Compagnie Generale de Geophysique (“CGG”) and Veritas DGC, Inc. (“Veritas”) was completed, forming an entity known as CGGVeritas. Both CGG and Veritas were our customers. Had CGGVeritas been in existence for all of our fiscal year ended January 31, 2007, sales to that entity would have represented approximately 14% of our total consolidated revenues. Neither CGG nor Veritas individually accounted for more than 10% of our consolidated revenues in fiscal 2007. Sercel is a subsidiary of CGGVeritas. Veritas represented approximately 10% of fiscal 2006 and 2005 total revenues. No other customer exceeded 10% of revenues for fiscal 2006 and 2005.
     See Note 6 to our consolidated financial statements for information regarding the location of our lease pool equipment located in the United States and in foreign locations.
Competition
     Our major competitors are the major seismic equipment manufacturers who sell equipment on financed terms. We face lesser competition from several companies that engage in seismic equipment leasing, but competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool as we do. We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) variety and availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. We believe that our broad geographic presence is also a major competitive advantage.
     We compete in the used equipment sales market with a broad base of seismic equipment owners, including seismic data acquisition contractors, which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than we. We believe there is one competitor in the used seismic equipment sales business that generates comparable revenues from such sales, as well as numerous, smaller competitors who, in the aggregate, generate significant revenue from such sales.
Suppliers
     We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from two equipment manufacturers, Sercel and I/O. Other suppliers of peripheral seismic equipment include OYO Geospace Corporation (geophones and cables), Steward Cable (cables) and Seismic Source Company (shooting systems). From time to time, we purchase new and used peripheral seismic equipment from various other manufacturers. Management believes that our current relationships with our suppliers are satisfactory.
Employees
     As of January 31, 2007, we employed 131 people, none of whom is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.
Intellectual Property
     The products designed, manufactured and sold by our Seamap segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. We currently have no patents covering any of this intellectual property. For additional information regarding the risks associated with our intellectual property, see Item 1A-“Risk Factors.”
Website Access to Our Periodic SEC Reports
     Our internet address is http://www.mitchamindustries.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge through our website. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.
     We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Form 10-K.

Item 1A. Risk Factors
     Demand for Seismic Data Is Not Assured
     Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:
•	oil and gas prices and industry expectations of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the availability of current geophysical data;

•	the discovery rate of new oil and gas reserves; and

•	local and international political and economic conditions.
     The cyclical nature of the oil and gas industry can have a significant effect on our revenues and profitability. Historically, oil and gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. These fluctuations have in the past, and may in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.
Loss of Significant Customers Will Adversely Affect Us
     We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2007, 2006 and 2005, our single largest customer accounted for approximately 8%, 10% and 10%, respectively, of our consolidated revenues. Because our customer base is relatively small, the loss of one or more customers for any reason could adversely affect our results of operations. Our five largest customers accounted for approximately 29% of our consolidated revenues in the fiscal year ended January 31, 2007.
Industry Consolidation Could Adversely Affect Us
     There has recently been considerable consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of our customers and/or could result in a decrease in the demand for our equipment.
Significant Defaults of Past-Due Customer Accounts Would Adversely Affect Our Results of Operations
     On January 31, 2007, we had approximately $16.1 million of customer accounts and notes receivable, of which $4.0 million was over 90 days past due. At January 31, 2007, we had an allowance of approximately $1.2 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.
International Economic and Political Instability Could Adversely Our Results of Operations
     Our results of operations are dependent upon the current political and economic climate of several countries in which our customers either operate or are located. International sources of revenues (including Canada) accounted for approximately 76% of our revenues in the fiscal year ended January 31, 2007. Many of our operations are conducted in currencies other than U.S. dollars. Those currencies include the Canadian dollar, the Australian dollar, the Singapore dollar and the British pound sterling. In the future, we may also conduct significant business in the Russian ruble. Therefore, we are subject to risks from fluctuations in the value of those currencies. Our internationally-sourced revenues are also subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and expropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards.
Foreign Currency Exchange Rates Have Increasingly Materially Affected Our Financial Statements
     For accounting purposes, balance sheet accounts of our operating subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has in the past, and may in the future be, material because of the significant amount of assets held by our international subsidiaries and the fluctuations in the foreign exchange rates.
Our Operations and Financial Condition Will Be Materially Adversely Affected if We Are Unable to Continually Obtain Additional Lease Contracts
     Our seismic equipment leases typically have a term of three to six months and provide gross revenues that recover only a portion of our capital investment on the initial lease. Our ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lease customers are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although we have been successful in obtaining additional lease contracts with other customers after the termination of the original leases we cannot assure you that we will continue to do so. Our failure to obtain additional leases or extensions beyond the initial lease term would have a material adverse effect on our operations and financial condition.
Our Failure to Retain Key Personnel Could Adversely Affect Our Operations
     Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our President and Chief Executive Officer, Mr. Michael Pinnington, our Managing Director of Seamap (UK) and Mr. Mark Welker, our Managing Director of Seamap Pte Ltd. The loss of the services of Mr. Mitcham, Mr. Pinnington or Mr. Welker could have a material adverse effect on us.
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
Weather Conditions Cause Seasonal Fluctuations in Our Operating Results
     The first and fourth quarters of our fiscal year have historically accounted for a greater portion of our lease revenues than do our second and third quarters. This seasonality in leasing revenues is primarily due to the increased seismic survey activity in Canada and Russia from January through March or April. This seasonal pattern may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.
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
We Rely on a Small Number of Suppliers and Disruption in Vendor Supplies Could Adversely Affect Our Results of Operations
     We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. We believe we have satisfactory relationships with our suppliers. However, should those relationships deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these could adversely affect our future results of operations.

The Operations of Seamap are Subject to Special Risks
     The design and manufacturing operations of our Seamap segment are subject to risks not associated with our equipment leasing business. These risks include the following:
     Risks Associated with Intellectual Property. We rely on a combination of copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other proprietary information. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology. In addition, these measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries may not protect intellectual property rights to the same extent as the laws of the United States. Failure to protect proprietary information could result in, among other things, loss of competitive advantage, loss of customer orders and decreased revenues. Monitoring the unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be impaired.
     We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:
•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties;

•	require us to redesign the products that use the technology; or

•	prevent manufacturing or sale of our products that incorporate the technology.
     If we are forced to take any of the foregoing actions, our business may be seriously harmed. Any litigation to protect our intellectual property or to defend ourselves against the claims of others could result in substantial costs and diversion of resources and may not ultimately be successful.
     Risks Related to Product Performance. The production of new products with high technology content involves occasional problems while the technology and manufacturing methods mature. If significant reliability or quality problems develop, including those due to faulty components, a number of negative effects on our business could result, including:
•	costs associated with reworking the manufacturing processes;

•	high service and warranty expenses;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.
     Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that cannot be promptly resolved, confidence in our products could be undermined, which could have a material adverse effect on our operations.
     Risks Related to Raw Materials. We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products are only available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, may allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, we cannot assure you that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues.
     If we are unable to obtain a sufficient supply of components from alternative sources, reduced supplies and higher prices of components will significantly limit our ability to meet scheduled product deliveries to customers. A delay in receiving certain components or the inability to receive certain components could harm our customer relationships and our results of operations.
     Failures of components affect the reliability and performance of our products, can reduce customer confidence in our products, and may adversely affect our financial performance. From time to time, we may experience delays in receipt of components and may receive components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments that could harm our business. In addition, a consolidation among suppliers of these components or adverse developments in their businesses that affect their ability to meet our supply demands could adversely impact the availability of components that we depend on. Delayed deliveries from these sources could adversely affect our business.
Our Stock Price is Subject to Volatility
     Energy and energy service company stock prices, including our stock price, have been extremely volatile from time to time. Stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing.
Possible Adverse Effect of Anti-Takeover Provisions; Potential Issuance of Preferred Stock
     Certain provisions of our Articles of Incorporation and the Texas Business Corporation Act may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our Board of Directors but that our shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. Because our Board of Directors is authorized to issue preferred stock with preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock. Although we have no shares of preferred stock outstanding and no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We occupy the following facilities that we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased
Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned
Calgary, Alberta, Canada	Office and warehouse	31,000	Leased
Salisbury, Australia	Office and warehouse	4,400	Leased
Singapore	Office and warehouse	20,000	Leased
Shepton Mallet, United Kingdom	Office and warehouse	11,800	Leased
Ufa, Bashkortostan, Russia	Office and warehouse	2,000	Leased
Item 3. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
     Our common stock is traded on the Nasdaq Global Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Global Market.

	High	Low
Fiscal Year Ended January 31, 2007:
First Quarter	$25.95	$14.62
Second Quarter	17.66	10.60
Third Quarter	13.94	9.58
Fourth Quarter	14.99	10.78
Fiscal Year Ended January 31, 2006:
First Quarter	7.90	6.03
Second Quarter	9.63	6.34
Third Quarter	11.89	8.05
Fourth Quarter	26.18	10.55
     As of April 2, 2007, there were approximately 4,400 holders of record of our common stock.
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
     As of January 31, 2007, we had deposits in foreign banks equal to approximately $10.3 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.
Performance Graph
     This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
     The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2002 through January 31, 2007, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2002, and that all dividends were reinvested.

	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07
Mitcham Industries, Inc.	$100.00	$33.89	$87.78	$145.43	$601.02	$317.46
S&P Smallcap 600	$100.00	$81.72	$120.85	$140.82	$168.12	$182.26
Peer Company Index	$100.00	$48.52	$77.68	$121.76	$196.98	$305.09
     The index of peer companies consists of: Compagnie Generale de Geophysique (NYSE: GGY), Dawson Geophysical Company (NASDAQ: DWSN), Input/Output, Inc. (NYSE: IO), Omni Energy Services Corp. (NASDAQ: OMNI) and Veritas DGC, Inc. (NYSE: VTS).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We did not purchase any of our securities during the fiscal year ended January 31, 2007.
Item 6. Selected Financial Data
     The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements including the footnotes thereto.

	Year Ended January 31,
	2007	2006	2005	2004	2003
		(Amounts in thousands, except per share amounts)
Net sales and other revenues	$48,910	$34,589	$26,368	$22,406	$14,139
Income (loss) from continuing operations	9,285	10,855	2,049	(3,574)	(7,677)
Income (loss) from continuing operations per common share – basic	0.97	1.19	0.23	(0.41)	(0.88)
Income (loss) from continuing operations per common share – diluted	0.93	1.10	0.22	(0.41)	(0.88)
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data:

	Year Ended January 31,
	2007	2006	2005	2004	2003
		(Amounts in thousands, except per share amounts)
Cash and short-term investments	12,582	18,988	13,138	6,834	5,137
Seismic equipment lease pool and property and equipment, net	35,432	19,924	19,725	25,359	33,154
Total assets	83,302	57,620	41,395	40,730	44,340
Long-term debt	1,500	3,000	—	2,418	4,622
Total liabilities	23,796	10,169	7,518	9,933	10,682
Total shareholders’ equity	59,506	47,451	33,877	30,797	33,658
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We operate in two segments, Equipment Leasing and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiary and therefore is referred to as our Seamap segment. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. This includes the operations of our Mitcham Canada, SAP and MSE subsidiaries. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.
     Management believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management further believes that the performance of our Seamap segment is indicated by revenues from equipment sales and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined in the following table, as key indicators of our overall performance.
     The following table presents certain operating information by operating segment:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Revenues:
Equipment leasing	$37,683	$30,569	$26,368
Seamap	12,274	4,020	—
Less inter-segment sales	(1,047)	—	—

Total revenues	48,910	34,589	26,368

Direct costs:
Equipment leasing	17,531	15,129	16,629
Seamap	8,927	1,735	—
Less inter-segment costs	(631)	—	—

Total direct costs	25,827	16,864	16,629

Gross profit
Equipment leasing	20,152	15,440	9,739
Seamap	3,400	2,285	—
Less Inter-segment amounts	(469)	—	—

Total gross profit	23,083	17,725	9,739

Operating costs:
General and administrative	14,970	9,437	6,969
Provision for doubtful accounts	251	188	155
Depreciation and amortization	1,307	648	237

Total operating costs	16,528	10,273	7,361

Operating income	$6,555	$7,452	$2,378

EBITDA (1)	$15,540	$17,044	$13,073
Adjusted EBITDA (1)	$17,185	$17,197	$13,534

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$9,285	$10,855	$2,129
Interest income, net	(836)	(422)	71
Depreciation, amortization and impairment	8,919	9,575	10,596
Provision for (benefit from) income taxes	(1,828)	(2,964)	277

EBITDA (1)	15,540	17,044	13,073
Stock-based compensation	1,645	153	461

Adjusted EBITDA (1)	$17,185	$17,197	$13,534

(1)	EBITDA is defined as net income (loss) before (i) interest income, net of interest expense, (ii) provision for (or benefit from) income taxes and (iii) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at January 31, 2007 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts, which have not been material to date, are carried in our lease pool at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. We also occasionally sell new seismic equipment that we acquire from other manufacturers. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
     Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include the (i) GunLink seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools, and (ii) the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada and Russia, where a significant percentage of seismic survey activity occurs in the winter months, from January through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other equipment because of the unstable terrain. Additionally, monsoons that occur in some areas of Southeast Asia and the Pacific Rim may disrupt seismic operations.
     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Nonetheless, we believe the seismic industry is currently enjoying a period of stable and sustained growth. This is evidenced by increased demand for our equipment and by improving financial results as reported by many seismic contractors. We believe that this increase is being driven by relatively high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices to a large degree.
     The market for products sold by Seamap is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels.
     Current prices of oil and natural gas have resulted in increased activity in the oil and gas industry and in turn resulted in an increased demand for seismic services. This has contributed to an increased demand for leasing of our equipment. We cannot predict how long the current trend will last, but we believe that a depressed oil and gas industry results in lower demand, thus lower revenues from the leasing of our equipment. We do not quantitatively calculate utilization rates for our equipment lease pool. However, we do subjectively monitor factors which we believe reflect trends in utilization. We have relatively fixed costs within certain revenue ranges and, as a result, our earnings are particularly sensitive to changes in utilization and demand for our lease equipment.
     A significant portion of our revenues are generated from foreign sources. For the years ended January 31, 2007, 2006 and 2005, revenues from international customers totaled approximately $37.3 million, $25.2 million and $19.1 million, respectively. This amount represents 76%, 73% and 73% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and British pounds sterling.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
     For the fiscal year ended January 31, 2007, we recorded operating income of approximately $6.6 million, compared to approximately $7.5 million for the fiscal year ended January 31, 2006 and approximately $2.4 million for the fiscal year ended January 31, 2005. Our results for the year ended January 31, 2007 were negatively impacted by issues in our Seamap segment related to a new product that was introduced during this period. In addition, the results for this period were affected by expenses related to stock-based compensation and by compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Operating income increased in fiscal 2006 from fiscal 2005 primarily due to increased equipment leasing revenues.
     Our Equipment Leasing segment recorded increased gross profit in the year ended January 31, 2007 of approximately $20.2 million, as compared to approximately $15.4 million and $9.7 million for the years ended January 31, 2006 and 2005, respectively. These increases were due primarily to increased rental activity brought about by the continued increased demand for seismic equipment and decreased depreciation expense related to our equipment lease pool.
     In late September 2006, we were notified by a customer of certain mechanical failures relating to a specific version of our GunLink 4000 product that was introduced by our Seamap segment earlier that year. The GunLink product line is utilized on seismic vessels to coordinate and control the energy sources utilized in marine seismic surveys. This version of the GunLink 4000 product is designed to operate with an energy source, an airgun in this case, recently introduced by another manufacturer. In cooperation with our customer, we immediately began to investigate the cause of the failure. The investigation revealed a design flaw in this particular version of the GunLink 4000 product. The design flaw did not affect the functionality of the conventional airgun version of this product, which we confirmed through an evaluation of the conventional version. We have completed changes to correct the design flaw. Certain of these changes were implemented in all versions of the GunLink 4000 product to ensure compatibility in the production process. During this process we incurred significant costs, which we expect to be non-recurring, amounting to approximately $1.7 million, including approximately $1.4 million in the fourth quarter of fiscal 2007. These costs include the cost to investigate and redesign the product, costs to support the operations of our customers during the process, including replacement components and on-site support, and replacement and refurbishment of some components of our inventory.
     As a result of these problems, one GunLink 4000 system that we had expected to ship during the year was delayed and not delivered until March 2007. In addition, the order for an additional GunLink 4000 that had been scheduled for delivery during the year ended January 31, 2007 was converted to an order for a GunLink 2000 system, which is scheduled for delivery in fiscal 2008. Had these shipments occurred as originally anticipated, revenues for equipment sales would have increased by approximately $2.0 million for the year ended January 31, 2007. As of January 31, 2007, the backlog of orders for our Seamap segment totaled approximately $16.8 million. This backlog includes orders for GunLink 2000, GunLink 4000, BuoyLink and various other products.
     Effective February 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). Accordingly, the amount of expense recognized related to stock based compensation during the year ended January 31, 2007 was approximately $1.6 million, as compared to approximately $153,000 in the year ended January 31, 2006 and $461,000 in the year ended January 31, 2005.
     Effective January 31, 2007, we became an “accelerated filer” as defined in Rule 12b-2 of the Exchange Act. Accordingly, our management is now required to assess and report on our system of internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to opine on management’s assessment of those controls and on the effectiveness of the controls. Accordingly, in the year ended January 31, 2007, we incurred expenses amounting to approximately $600,000 related to these assessments that were not incurred in prior periods.
Revenues and Cost of Sales
Equipment Leasing
     Revenue from our Equipment Leasing segment is comprised of the following:

	Year ended January 31,
	2007	2006	2005
	(in thousands)
Equipment leasing	$24,942	$22,104	$17,086
Lease pool equipment sales	4,297	5,218	6,282
New seismic equipment sales	5,071	1,046	427
SAP equipment sales	3,373	2,201	2,573

	$37,683	$30,569	$26,368

     Equipment leasing revenues have increased in each of the past three fiscal years due to increased demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool, including equipment for marine applications. The demand for seismic equipment is primarily driven by the global oil and gas exploration issues discussed above. In fiscal 2007, we added approximately $25.5 million of new lease pool equipment due to additional demand from customers. However, approximately $15.4 of this equipment was acquired in the fourth quarter and did not contribute significantly to our leasing revenues in fiscal 2007.
     From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to be opportunistic and accordingly are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $2.3 million, $4.3 million, and $3.7 million in the years ended January 31, 2007, 2006 and 2005, respectively. Often the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Occasionally, we will sell new seismic equipment that we acquire from other manufacturers. Often these arrangements are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. In the year ended January 31, 2007, we entered into four such transactions in which we financed a portion of the selling price for periods of approximately 12 to 24 months. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment amounted to approximately $2.4 million, $890,000, and $750,000 in the years ended January 31, 2007, 2006 and 2005, respectively.
Seamap
     Sales of Seamap equipment for the year ended January 31, 2007, amounted to approximately $12.3 million. Of this amount, approximately $1.0 million related to sales to our Equipment Leasing segment that are eliminated in our consolidated results of operations. For the year ended January 31, 2006, revenues from the

Seamap segment amounted to approximately $4.0 million but included only seven months of results for Seamap, which we acquired in July 2005. Sales of Seamap products increased between fiscal 2006 and 2007 due to the full period of operations in fiscal 2007 and due to increased demand for the Seamap products, including the BuoyLink and GunLink products. Demand for marine seismic equipment is influenced generally by the same factors that impact demand for the rental of seismic equipment. As discussed above, we believe that sales of Seamap equipment were negatively impacted by approximately $2.0 million in the year ended January 31, 2007 due to the issues related to the GunLink 4000 product. In addition, orders for two GunLink 2000 systems, along with other ancillary equipment, amounting to approximately $2.4 million were not shipped in the fourth quarter of 2007 due to production delays and customers’ vessels not being ready for installation of the equipment. These orders were shipped in the first quarter of fiscal 2008.
     The gross profit from the sale of Seamap equipment included in our consolidated results of operations amounted to approximately $2.8 million, or 25%, of Seamap revenues for the year ended January 31, 2007, as compared to approximately $2.3 million, or 57%, of Seamap revenues for the year ended January 31, 2006. As stated earlier, gross profit for fiscal 2007 was negatively impacted by approximately $1.7 million of non-recurring costs associated with the GunLink 4000 design issue. Lower gross profit can also be attributed to high initial production cost related to the introduction of new products.
Other Direct Costs
Equipment Leasing
     Depreciation expense related to lease pool equipment for fiscal 2007 amounted to approximately $7.6 million, as compared to approximately $8.3 million in fiscal 2006 and approximately $10.4 million in fiscal 2005. The decline in depreciation expense is due to more of our equipment becoming fully depreciated. At January 31, 2007, approximately $41.0 million of our lease pool assets were fully depreciated. This compares to $41.1 million at January 31, 2006 and approximately $24.3 million at January 31, 2005. These assets, though fully depreciated, are expected to generate revenue through leasing activity. The decline in depreciation expense due to fully depreciated equipment in fiscal 2007 was offset to some extent by increased depreciation from new equipment purchases. However, much of the equipment purchased in fiscal 2007 was not acquired or placed in service until late in the year and therefore did not materially affect depreciation expense.
     Our business generally parallels trends in the oil and gas industry. When the oil and gas industry was depressed over the period from 1998 to 2004, we experienced net losses for those periods. As the oil and gas industry is on an upward trend, we are experiencing increased demand for our equipment, including equipment that has been fully depreciated. Increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenue on a lease contract. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Although some of the equipment in our lease pool has reached the end of its depreciable life, given the increased demand, the equipment continues to be in service and continues to generate revenue. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately. Currently, in our industry, higher demand is generating more leasing revenue and older equipment is more in demand than in prior periods.
     We recorded direct costs related to seismic leasing for fiscal 2007 in the amount of approximately $2.2 million as compared to approximately $2.9 million in fiscal 2006 and approximately $1.6 million in fiscal 2005. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. Costs in fiscal 2007 decreased in spite of higher leasing revenues, primarily due to greater reimbursement of costs from our customers and lower costs to lease certain equipment from others.
Operating Costs
     General and administrative expenses for fiscal 2007 amounted to approximately $15.0 million, compared to approximately $9.4 million and $7.0 million in fiscal 2006 and 2005, respectively. A significant portion of the increase from fiscal 2006 to fiscal 2007, and substantially all of the increase from fiscal 2005 to fiscal 2006, is attributable to the operations of Seamap. We acquired Seamap in July 2005 and accordingly, fiscal 2007 was the first year to include a full twelve months of these operations as compared to seven months of operations in fiscal 2006. Also contributing to the increase in general and administrative expenses in fiscal 2007 were the effects of recognizing stock-based compensation expense in accordance with SFAS 123R and the costs of complying with SOX 404. In fiscal 2007, we recorded stock-based compensation expense of approximately $1.6 million, as compared to approximately $153,000 in fiscal 2006, and approximately $600,000 in expenses related to compliance with SOX 404. Under SFAS 123R, which we adopted effective February 1, 2006, the fair value of stock-based awards, such as stock options and restricted stock, is estimated at the time of the grant. This estimated value is then amortized over the expected vesting period of the award as compensation expense. Prior to our adoption of SFAS 123(R), compensation expense was only recognized in connection with restricted stock awards.
     During fiscal 2007, 2006 and 2005, we recorded a provision for doubtful accounts in the amount of $251,000, $188,000 and $155,000, respectively. At January 31, 2007 and 2006, we had past due trade accounts and note receivables of approximately $4.0 million and $2.3 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectible. As of January 31, 2007 and 2006, our allowance for doubtful accounts and notes receivable amounted to approximately $1.2 million.
     Depreciation and amortization, other than lease pool depreciation, amounted to approximately $1.3 million in fiscal 2007 as compared to approximately $600,000 in fiscal 2006. This increase reflects a full year of amortization of intangible assets acquired with Seamap.
     We recorded a non-cash impairment charge of approximately $500,000 against our seismic equipment lease pool in fiscal 2006. Of this amount, $400,000 was attributable to land systems, cables, geophones and land peripherals and $100,000 was impaired in marine and other equipment. We also recorded impairment of $100,000 for slow moving and obsolete lease pool inventory during the year.
Interest and Other Income, net
     Net interest and other income for fiscal 2007 amounted to approximately $902,000, compared to approximately $439,000 in fiscal 2006 and net interest expense of approximately $52,000 in fiscal 2005. These increases reflect higher levels of invested funds in fiscal 2007 and 2006, as well as generally higher rates received on those invested funds. The interest income was partially offset by interest expense of $150,000 in fiscal 2007 and approximately $88,000 in fiscal 2006 related to notes issued in connection with the Seamap acquisition in July 2005.
Provision for Income Taxes
     Our provision for income taxes for fiscal 2007 consists of a current provision of approximately $690,000 and a deferred benefit of approximately $2.5 million. The current taxes payable consist of foreign taxes of approximately $290,000 and approximately $400,000 payable in the United States. Income taxes currently payable in the United States are reduced by approximately $390,000 due to deductions arising from the exercise of non-qualified stock options. This amount does not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of SFAS 123R. The deferred tax benefit arises from the recognition of deferred tax assets, for which we had partially provided a valuation allowance in prior periods. The deferred tax assets consist primarily of net operating losses carry forwards from prior periods and book / tax differences related to fixed assets. In prior periods we had not fully recognized these deferred tax assets as their realization was not assured beyond a reasonable doubt. However, given our profitable operations in fiscal 2006 and 2007 and our expectation of profitable operations in future periods, we have relieved the remaining valuation allowance and have recognized the remaining deferred tax assets in the year ended January 31, 2007.
     In fiscal 2006 we had a current tax provision of approximately $36,000 and a deferred income tax benefit of $3.0 million as a result of a reduction of our valuation allowance by that same amount. At January 31, 2006, we evaluated potential realization of our deferred tax assets and as a result reduced the valuation allowance. In fiscal 2005 we had current tax expense of $277,000 and no deferred provision. As of January 31, 2005, we had established a valuation allowance for the full amount of our deferred tax assets.
Liquidity and Capital Resources
     Our principal source of cash has been cash flows provided by operating activities. During fiscal 2007, 2006 and 2005, our cash flows from operating activities were affected by several significant factors. The principal factor that has affected our cash flows is a marked increase in oil and gas exploration and development activities. Increases in the price of oil and natural gas have improved market conditions and have increased demand for our equipment.
     As of January 31, 2007, we had working capital of approximately $13.7 million and cash and temporary investments of approximately $12.6 million as compared to net working capital of approximately $22.6 million and cash and temporary investments of approximately $19.0 million at January 31, 2006. Our working capital declined between fiscal 2006 and fiscal 2007, in spite of our profitable operations during that period, due to significant purchases of new lease pool equipment during fiscal 2007.
     Cash flow provided by operating activities amounted to approximately $3.6 million in fiscal 2007 as compared to approximately $11.2 million in fiscal 2006 and $11.1 million in fiscal 2005. For fiscal 2007 the primary sources of cash provided by operating activities were net income of $9.3 million and non-cash charges, including depreciation and amortization totaling approximately $8.9 million and stock-based compensation of approximately $1.6 million. These amounts were offset by the effect of our deferred tax benefit for fiscal 2007 of approximately $2.5 million and the gross profit from the sale of lease pool equipment of approximately $2.3 million. The net change in other current assets and liabilities decreased net cash provided by operating activities for fiscal 2007 by approximately $11.4 million. Included within this net change were several significant items. Increases in trade accounts and notes receivable resulted in a decrease of approximately $6.8 million. These changes were due to increased revenues and the resulting increase in trade accounts receivable and notes receivable taken in partial consideration in four sales of new seismic equipment during the year (see “Results of Operations” above). Inventories increased by approximately $5.1 million in fiscal 2007 due to increased production levels within Seamap, especially related to the GunLink products. Offsetting these items was an increase in accounts payable that increased net cash provided by operations by approximately $1.1 million.
     Cash flow used in investing activities for fiscal 2007 includes capital expenditures totaling approximately $14.5 million, including $12.9 million for lease pool additions. We purchased a total of approximately $25.5 million of new lease pool equipment in fiscal 2007; however, payment for approximately $12.6 million of this amount was not made until the first quarter of fiscal 2008. Accordingly, these amounts are not reflected in our Consolidated Statement of Cash Flows for the year ended January 31, 2007. The $12.6 million of lease pool equipment purchases are reflected in our Consolidated Balance Sheet as of January 31, 2007. This compares with approximately $9.0 million, including approximately $8.2 million for lease pool additions, in fiscal 2006 and approximately $6.6 million, including approximately $6.3 million for lease pool additions in fiscal 2005. We generally acquire new lease pool equipment in response to specific customer demand. In fiscal 2007 we significantly expanded the amount of new equipment, including purchases of additional land seismic channels, marine recording channels and three component recording channels. These purchases were made based on demand from customers and we expect to increase our leasing revenues as a result of this new equipment. We have been able to purchase new equipment for our lease pool at lower prices in recent years through volume purchasing discounts. We do not anticipate that we will continue this higher level of equipment purchases; however, we may do so if favorable economic factors continue to exist. In fiscal 2007 we received approximately $4.3 million in cash from the sale of lease pool equipment. This compares with approximately $5.2 million in fiscal 2006 and $6.3 million in fiscal 2005. The amount we receive from the sale of lease pool equipment could vary significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. We will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     Our net cash used in investing activities for fiscal 2007 reflects a payment of $1.0 million to the former owners of Seamap. This payment was made pursuant to the earn-out arrangement included in the Seamap acquisition agreement. We anticipate that in fiscal 2008 we will make a second, and final, $1.0 million earn-out payment pursuant to this agreement. In fiscal 2006 we utilized approximately $2.5 million in cash, which is net of $1.0 million in cash acquired, to fund the acquisition of Seamap. During fiscal 2006, we purchased $6.0 million in certificates of deposit and redeemed $3.5 million, with interest rates varying from 2.50% to 4.56% and maturities of six to nine months.
     Financing activities include the sale of common stock upon the exercise of stock options. These transactions resulted in cash provided of $862,000, $1,640,000 and $319,000 in fiscal 2007, 2006 and 2005, respectively. In fiscal 2006 we utilized $918,000 in cash for the repayment of borrowings. In fiscal 2005 the amount utilized for the repayment of borrowings was approximately $5.0 million.

     On February 1, 2007, we extended our $12.5 million revolving loan agreement with First Victoria National Bank (the “Bank”) which we originally entered into on June 27, 2005. The agreement amended the arrangement to provide for a maturity date of February 1, 2009. All other terms of the agreement remain unchanged. The facility bears interest at the prime rate. Amounts available under the facility are subject to a borrowing base comprising eligible accounts receivable and eligible lease pool equipment. We believe that the full amount of the facility is available for borrowing based on these criteria. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholders’ equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. As of March 31, 2007, there is $4.5 million outstanding under the facility. We intend to utilize this facility from time to time to fund short term working capital needs, such as occurred in February 2007 due to the purchase of significant amounts of lease pool equipment in the fourth quarter of fiscal 2007.
     In connection with the July 2005 Seamap acquisition, we issued $3.0 million in promissory notes payable to the former shareholders of Seamap. The notes bear interest at 5% annually with interest payable annually at each anniversary date of the notes. Principle is payable in two equal installments on the second and third year anniversary of the notes.
     We believe that our liquidity needs will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses we may seek other sources of debt or equity financing.
     As of January 31, 2007, we had deposits in foreign banks equal to approximately $10.3 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
     The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2007 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$3,225	$1,650	$1,575	$—	$—
Operating leases	1,935	553	1,003	379	—
Purchase obligations	8,702	8,702	—	—	—

Total	$13,862	$10,905	$2,578	$379	$—

     Pursuant to our Exclusive Lease Agreement with Sercel, we agreed to purchase of total of 9,000 stations (27,000 channels) of DSU3 428XL equipment by December 31, 2008. As of January 31, 2007, we have purchased 5,000 stations (15,000 channels), which is included in our purchases of seismic equipment held for lease for the year ended January 31, 2007. Under the agreement, however, we may, for good business reasons, substitute purchases of other equipment from Sercel to meet this obligation. We believe that as of January 31, 2007 we have made sufficient purchases of equipment from Sercel that satisfy our obligations under the agreement. We do, however, anticipate making additional purchases of DSU3 428XL equipment from Sercel during the remaining term of the agreement.

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
Revenue Recognition
     Leases
     We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. Commission income is recognized once it has been paid to us. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices.
     Equipment Sales
     We recognize revenue and cost of goods sold from the equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.
Allowance for Doubtful Accounts
     We make provisions to the allowance for doubtful accounts periodically, as conditions warrant, based on whether such receivables are estimated to be collectible. In certain instances when customers have been unable to repay their open accounts receivable balances, we have agreed to a structured repayment program using an interest-bearing promissory note. In these cases, we provide a reserve for doubtful accounts against the balance and do not recognize interest earned until the entire principal balance has been collected.
Long-Lived Assets
     We carry our lease pool of equipment and other property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to 10 years. Cables are depreciated over two years, geophones over three years, channel boxes over five to seven years and earth vibrators and other heavy equipment are depreciated over a 10-year period. Buildings are depreciated over 40 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of useful life and the life of the lease. Intangible assets are amortized from three to 15 years.
     The estimated useful lives for rental equipment are based on our experience as to the economic useful life of its products. We review and consider industry trends in determining the appropriate useful life for our lease pool equipment, including technological obsolescence, market demand and actual historical useful service life of our lease pool equipment. Additionally, to the extent information is available publicly, we compare our depreciation policies to those of other companies in our industry for reasonableness. When we purchase new equipment for our lease pool, we begin to depreciate it upon its first use and depreciation continues each month until the equipment is fully depreciated, whether or not the equipment is actually in use during that entire time period.
     Our policy regarding the removal of assets that are fully depreciated from our books is the following: if an asset is fully depreciated and is still expected to generate revenue, then the asset will remain on our books. However if a fully depreciated asset is not expected to have any revenue generating capacity, then it is removed from our books.
     In accordance with SFAS 144, Accounting For the Impairment or Disposal of Long-Lived Assets, we perform a review of our lease pool assets for potential impairment when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We typically review all major categories of assets (not each individual asset) in our consolidated lease pool with remaining net book value to ascertain whether or not we believe that a particular asset group will generate sufficient cash flow over their remaining life to recover the remaining carrying value of those assets. Assets that we believe will not generate cash flow sufficient to cover the remaining net book value are subject to impairment. We make our assessments based on customer demand, current market trends and market value of our equipment to determine if it will be able to recover its remaining net book value from future leasing or sales. During fiscal 2007 we recorded no impairment charge related to the valuation of our seismic equipment lease pool, while during fiscal 2006 we recorded an impairment charge of $0.6 million.
Income Taxes
     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.
     Under SFAS No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:
•	taxable income projections in future years;

•	whether the carryforward period is so brief that it would limit realization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
     In determining the valuation allowance, we consider the following positive indicators:
•	the current level of worldwide oil and gas exploration activities resulting from historically high prices for oil and natural gas;

•	increasing world demand for oil;

•	our recent history of profitable operations in various jurisdictions;

•	our anticipated positive income in various jurisdictions; and

•	our existing customer relationships.
     We also considered the following negative indicators:
•	the risk of the world oil supply increasing, thereby depressing the price of oil and natural gas;

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.
Based on our evaluation of the evidence, we believe that it is appropriate to reduce our valuation allowance on our deferred tax assets to approximately $1.6 million, which gave rise to deferred tax assets of approximately $5.6 million at January 31, 2007. The remaining valuation allowance relates exclusively to deductions arising from the exercise of stock options. The benefit from these amounts may not be recognized until realized by reducing current income taxes payable. When recognized the benefit will be recorded as a credit to additional paid-in capital.
Stock-Based Compensation
     Effective February 1, 2006, we adopted the provisions of SFAS No. 123R, using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the fiscal year ended January 31, 2007 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     Determining the grant date fair value under both SFAS 123R and SFAS 123 requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables.

Share-based compensation expense could be different if we used different models to calculate the variables.
New Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for our fiscal year beginning February 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on February 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
          We operate in a number of foreign locations which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2007, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $6.1 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $670,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

          Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 56% of our net assets is impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a decrease of approximately $126,000 in our equity in the year ended January 31, 2007 related to strengthening of the U.S. dollar against the foreign currencies mentioned above.
Item 8. Financial Statements and Supplementary Data
          The information required by this item appears beginning on page F-1 and is incorporated by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2007 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As required by Rule 13a-15(c) under the Exchange Act, our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of January 31, 2007, our internal control over financial reporting is effective based on those criteria.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.
Item 11. Executive Compensation
          Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
          Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
          Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2007 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
          (a) List of Documents Filed
(1) Financial Statements
The financial statements filed as part of this Annual Report are listed in “Index to Consolidated Financial Statements” on page F-l
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
(3) Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.
          (b) Exhibits
          The exhibits marked with the cross symbol (†) are filed with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

10.2*	Separation Agreement and Release, effective as of August 23, 2006, between Michael A. Pugh and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.1

10.3*†	Mitcham Industries, Inc. 1994 Stock Option Plan

10.4*†	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan

10.5*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A

10.6*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3

10.7*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A

10.8*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.	000-25142

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.9*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.10*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.11*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.12*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.13*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.14*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.15*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.16*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.17*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.18*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.19*†	Summary of Non-Employee Director Compensation

10.20	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.	000-25142	10.14

10.21	Exclusive Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2006.	000-25142	10.1

10.22	Loan Agreement, dated March 30, 2004, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	10.16

10.23†	Renewal Extension and Modification Agreement, dated January 31, 2007, between Mitcham Industries, Inc. and First Victoria Bank

10.24	Stock Purchase Agreement, effective as of July 1, 2005, between Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2005.	000-25142	10.1

10.25†	Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
21.1	Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the SEC on May 10, 2006.	000-25142	21

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2007.

MITCHAM INDUSTRIES, INC.

By:	/s/Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President , Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2007

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 16, 2007

/s/ PETER H. BLUM Peter H. Blum	Chairman of the Board	April 16, 2007

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 16, 2007

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 16, 2007

REPORT OF INDEPENDENT REGISTERE PUBLIC ACCOUNTING FIRM
To the Board of Directors
Mitcham Industries, Inc.
We have audited the consolidated balance sheet of Mitcham Industries, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended January 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Mitcham Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated April 16, 2007 expressed an unqualified opinion thereon.
As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” during the year ended January 31, 2007.
Hein & Associates LLP
Houston, Texas
April 16, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Mitcham Industries, Inc.
Huntsville, TX
We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Mitcham Industries, Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mitcham Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Mitcham Industries, Inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion Mitcham Industries, Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mitcham Industries, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007 of Mitcham Industries, Inc. and our report dated April 16, 2007 expressed an unqualified opinion thereon.
HEIN & ASSOCIATES LLP
Houston, Texas
April 16, 2007

MITCHAM INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,582	$16,438
Short-term investments	—	2,550
Accounts receivable, net of allowance for doubtful accounts of $1,212 and $1,125 at January 31, 2007 and 2006, respectively	11,823	6,464
Current portion of notes receivable, net of allowance for doubtful notes of $-0- and $48 at January 31, 2007 and 2006, respectively	1,787	2,734
Inventories	7,308	1,155
Deferred tax asset	483	—
Prepaid expenses and other current assets	2,003	400

Total current assets	35,986	29,741
Seismic equipment lease pool and property and equipment, net	35,432	19,924
Intangible assets, net	2,127	2,584
Goodwill	3,358	2,358
Deferred tax asset,	5,094	3,000
Long-term portion of notes receivable and other assets	1,305	13

Total assets	$83,302	$57,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,343	$4,436
Current maturities — long-term debt	1,500	—
Income taxes payable	328	286
Deferred revenue	948	381
Accrued expenses and other current liabilities	3,177	2,066

Total current liabilities	22,296	7,169
Long-term debt	1,500	3,000

Total liabilities	23,796	10,169
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,601 and 10,360 shares issued at January 31, 2007 and January 31, 2006, respectively	106	104
Additional paid-in capital	67,385	64,404
Treasury stock, at cost (919 and 915 shares at January 31, 2007 and 2006, respectively)	(4,781)	(4,686)
Deferred compensation	—	(8)
Accumulated deficit	(6,142)	(15,427)
Accumulated other comprehensive income	2,938	3,064

Total shareholders’ equity	59,506	47,451

Total liabilities and shareholders’ equity	$83,302	$57,620

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended January 31,
	2007	2006	2005
Revenues:
Equipment leasing	$24,942	$22,104	$17,086
Lease pool equipment sales	4,297	5,218	6,282
Seamap equipment sales	11,227	4,020	—
Other equipment sales	8,444	3,247	3,000

Total revenues	48,910	34,589	26,368

Cost of sales:
Direct costs – equipment leasing	2,167	2,907	1,644
Direct costs – lease pool depreciation	7,612	8,310	10,359
Cost of lease pool equipment sales	1,961	950	2,583
Cost of Seamap and other equipment sales	14,087	4,080	2,043
Impairment of lease pool assets	—	617	—

Total cost of sales	25,827	16,864	16,629

Gross profit	23,083	17,725	9,739

Operating expenses:
General and administrative	14,970	9,437	6,969
Provision for doubtful accounts	251	188	155
Depreciation and amortization	1,307	648	237

Total operating expenses	16,528	10,273	7,361

Operating income	6,555	7,452	2,378
Other income (expense):
Interest income	987	528	120
Interest expense	(151)	(106)	(191)
Other, net	66	17	19

Total other income (expense)	902	439	(52)

Income from continuing operations before income taxes	7,457	7,891	2,326
Provision (benefit) for income taxes	(1,828)	(2,964)	277

Income from continuing operations	9,285	10,855	2,049

Income from discontinued operations	—	—	80

Net income	$9,285	$10,855	$2,129

Income per common share from continuing operations:
Basic	$0.97	$1.19	$0.23

Diluted	$0.93	$1.10	$0.22

Income per common share from discontinued operations:
Basic and diluted	$—	$—	$0.01

Net income per common share – basic	$0.97	$1.19	$0.24

Net income per common share – diluted	$0.93	$1.10	$0.23

Shares used in computing income per common share:
Basic	9,596	9,126	8,849

Diluted	10,026	9,844	9,304

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

	Years Ended January 31, 2005, 2006 and 2007
							Accumulated
							Other
			Additional				Comprehensive
	Common Stock		Paid-In	Treasury	Accumulated	Deferred	Income
	Shares	Amount	Capital	Stock	Deficit	Compensation	(Loss)	Total
Balances, January 31, 2004	9,715	97	61,913	(4,686)	(28,411)	(83)	1,967	30,797
Comprehensive income:
Net income	—	—	—	—	2,129	—	—	2,129
Foreign currency translation	—	—	—	—	—	—	171	171

Comprehensive income								2,300

Issuance of common stock upon exercise of options	171	2	317	—	—	—	—	319
Restricted stock issued	20	—	95	—	—	(95)	—	—
Amortization of restricted stock grants, net of cancellations	(12)	—	(23)	—	—	84	—	61
Stock-based compensation	—	—	400	—	—	—	—	400

Balances, January 31, 2005	9,894	99	62,702	(4,686)	(26,282)	(94)	2,138	33,877
Comprehensive income:
Net income	—	—	—	—	10,855	—	—	10,855
Foreign currency translation	—	—	—	—	—	—	926	926

Comprehensive income								11,781

Issuance of common stock upon exercise of options	471	5	1,635	—	—	—	—	1,640
Amortization of restricted stock , net of cancellations	(5)	—	(9)	—	—	86	—	77
Stock-based compensation	—	—	76	—	—	—	—	76

Balances, January 31, 2006	10,360	$104	$64,404	$(4,686)	$(15,427)	$(8)	$3,064	$47,451
Comprehensive income:
Net income	—	—	—	—	9,285	—	—	9,285
Foreign currency translation	—	—	—	—	—	—	(126)	(126)

Comprehensive income								9,159

Issuance of common stock upon exercise of options, net of stock surrendered as payment of option price	204	2	954	(95)	—	—	—	861
Restricted stock issued	37	—		—	—	—	—
Reclass of deferred compensation			(8)			8		—
Stock-based compensation	—	—	1,645	—	—		—	1,645
Tax benefit from exercise of stock options	—	—	390	—	—	—	—	390

Balances, January 31, 2007	10,601	$106	$67,385	$(4,781)	$(6,142)	$—	$2,938	$59,506

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$9,285	$10,855	$2,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,919	8,958	10,596
Impairment of assets	—	617	—
Stock-based compensation	1,645	153	461
Provision for doubtful accounts, net of charge-offs and recoveries	251	104	133
Provision for inventory obsolescence, net of charge-offs	144	—
Gross profit from sale of lease pool equipment	(2,336)	(4,268)	(3,699)
Excess tax benefit from exercise of non-qualified stock options	(390)	—	—
Provision for deferred income taxes	(2,523)	(3,000)	—
Changes in:
Trade accounts and notes receivable	(6,778)	(808)	(1,585)
Inventories	(5,088)	(268)	—
Current assets of discontinued operations	354	39	505
Income taxes payable	295	2	284
Accounts payable, accrued expenses and other current liabilities	1,054	(1,093)	2,685
Current liabilities of discontinued operations	—	(4)	(385)
Prepaids and other, net	(1,246)	(86)	(67)

Net cash provided by operating activities	3,586	11,201	11,057

Cash flows from investing activities:
Sales from used lease pool equipment	4,297	5,218	6,282
Acquisition of Seamap, net of $1,027 cash acquired in 2006	(1,000)	(2,537)	—
Purchases of short-term investments	—	(6,000)	—
Redemptions of short-term investments	2,550	3,450	—
Purchases of seismic equipment held for lease	(12,868)	(8,186)	(6,253)
Purchases of property and equipment	(1,677)	(784)	(377)
Long-term assets of discontinued operations	—	216	275

Net cash used in investing activities	(8,698)	(8,623)	(73)

Cash flows from financing activities:
Payments on borrowings	—	(918)	(4,999)
Proceeds from issuance of common stock upon exercise of options, net of shares surrendered during exercises	861	1,640	319
Excess tax benefit from exercise of non-qualified stock options	390	—	—

Net cash provided by (used in) financing activities	1,251	722	(4,680)
Effect of changes in foreign exchange rates on cash and cash equivalents	5	—	—

Net (decrease) increase in cash and cash equivalents	(3,856)	3,300	6,304
Cash and cash equivalents, beginning of year	16,438	13,138	6,834

Cash and cash equivalents, end of year	$12,582	$16,438	$13,138

The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)
1. Organization and Summary of Significant Accounting Policies
     Organization - Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.
     Revenue Recognition of Leasing Arrangements - The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2007 and 2006 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.
     Revenue Recognition of Equipment Sales - Revenues and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectibility. In cases where the equipment sold is manufactured by others, the Company believes it is appropriately reporting revenues as gross because (1) it is the obligor in the sales arrangement; (2) it has full latitude in pricing the product for sale; (3) it has general inventory risk should there be a problem with the equipment being sold to the customer or if the customer does not complete payment for the items purchased; (4) it has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (5) the Company assumes credit risk for equipment sold to its customers.
     Notes receivable - In connection with the sale of seismic equipment, the Company will from time to time accept a note receivable as partial consideration. These notes bear interest at a market rate and generally have terms of less than two years. Due to the short-term nature of the notes receivable, the fair value is considered to be the carrying value of the note. Interest income on notes receivable is recognized when it is received, except as noted below.
     In instances where customers have been unable to repay their open accounts receivable balances, the Company has agreed to a structured repayment program using an interest-bearing promissory note. In these cases, the Company provides a reserve for doubtful accounts against the balance. Due to the uncertainty of collection, the Company does not recognize the interest earned until the entire principal balance has been collected.
     Allowance for doubtful accounts - Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and notes receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected.
     Cash and Cash Equivalents - The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents.
     Short-term Investments – The Company considers all highly liquid investments with an original maturity greater than three months, but less than twelve months, to be short-term investments.
     Inventories - Inventories are stated at the lower of average cost (which approximates first-in, first-out) or market. An allowance for obsolescence is maintained to cover any materials or parts that may become obsolete. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items.
     Seismic Equipment Lease Pool - Seismic equipment held for lease consists primarily of recording channels and

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on its books. Fully depreciated asset that are not expected to generate future revenues are removed from its books.
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
     Intangible Assets – Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on a straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 15-year period.
     Impairment – The The company applies Statement of Financial Accounting Standards (“SFAS”) 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to its long-lived assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company recorded a $600 non-cash impairment charge against its seismic equipment lease pool in fiscal 2006. Of this amount, $400 was attributable to land systems, cables, geophones and land peripherals and $100 was impaired in marine and other equipment, and $100 for slow moving and obsolete lease pool inventory during the year.
     Income Taxes - The Company files separate federal returns for its foreign subsidiaries. The Company accounts for its income taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.
     Under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion of, or all of, the deferred tax asset. Among the more significant types of evidence considered are:
•	taxable income projections in future years;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.
     Use of Estimates - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to: allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, depreciable lives of assets and intangible assets and impairment of assets and intangible assets. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.
     Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company often offers to its customers and the limited financial wherewithal of many of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make substantial judgments regarding the valuation allowance on deferred tax assets. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance.
     Fair Value of Financial Instruments - The Company’s financial instruments consist of trade receivables, short-term investments, notes receivable and accounts payable. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts. In connection with the Seamap acquisition, the Company issued $3,000 in promissory notes payable to the shareholders of Seamap. The Company believes the carrying value of the notes payable approximates the estimated fair value because of the short maturity of the notes payable.
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
     Stock-Based Compensation – Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the fiscal year ended January 31, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123.
     Earnings Per Share – Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2007, 2006 and 2005, the following table sets forth the number of dilutive shares that may be issued pursuant to options and warrants outstanding used in the per share calculations.

	Year Ended January 31,
	2007	2006	2005
Stock options	409	706	451
Restricted stock	10	—	—
Warrants	11	12	4

Total dilutive shares	430	718	455

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
2. New Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities, SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.
3. Supplemental Statements of Cash Flows Information
     Supplemental disclosures of cash flows information for the years ended January 31, 2007, 2006 and 2005 are as follows:

	Year Ended January 31,
	2007	2006	2005
Interest paid, continuing operations	$157	$22	$190
Interest paid, discontinued operations	—	—	8
Taxes paid (refunded), net	239	—	—
Note payable issued to prior owners of Seamap	—	3,000	—
Seismic equipment acquired in exchange for cancellation of accounts receivable	—	192	685
Seismic equipment purchases included in accounts payable at year-end	12,600	—	—

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
4. Inventories
     Inventories stated at the lower of average cost (which approximates first-in, first-out) or market consisted of the following:

	January 31,
	2007	2006
Raw materials	$3,996	$542
Finished goods	2,023	293
Work in progress	1,686	382

Cost of inventories	7,705	1,217
Less allowance for obsolescence	(397)	(62)

Net inventories	$7,308	$1,155

5. Notes Receivable
     Notes receivable consisted of $3,077, due from three customers as of January 31, 2007 and $2,782 due from eight customers as of January 31, 2006. These notes bear interest ranging from 8% — 12% with repayment terms ranging from 12 to 24 months. Notes issued related to the purchase of equipment are secured by the equipment sold. All of the notes receivable are considered collectible, and no allowances have been established for them.
6. Seismic Equipment Lease Pool and Property and Equipment
     Seismic equipment lease pool and property and equipment consisted of the following as of:

	January 31,
	2007	2006
Recording channels	$44,148	$32,711
Other peripheral equipment	44,153	42,981

Cost of seismic equipment lease pool	88,301	75,692

Land and buildings	366	366
Furniture and fixtures	4,347	2,608
Autos and trucks	382	357

Cost of property and equipment	5,095	3,331

Cost of seismic equipment lease pool and property and equipment	93,396	79,023
Less accumulated depreciation	(57,964)	(59,099)

Net book value of property and equipment	$35,432	$19,924

	As of January 31,
Location of property and equipment:	2007	2006
United States	$34,010	$41,952
Canada	40,597	27,837
Australia	8,148	8,982
Russia	8,658	—
Singapore	746	108
United Kingdom	1,237	144

Total	$93,396	$79,023

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
7. Goodwill and Other Intangible Assets

	Weighted	January 31, 2007			January 31, 2006
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	1/31/07	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$3,358			$2,358

Proprietary rights	13.4	$1,850	$(195)	$1,655	$1,850	$(72)	$1,778
Covenants not-to-compete	1.4	1,000	(528)	472	1,000	(194)	806

Amortizable intangible assets		$2,850	$(723)	$2,127	$2,850	$(266)	$2,584

     Amortizable intangible assets are amortized over their estimated useful lives of 3 to 15 years using the straight-line method. Aggregate amortization expense was $457 and $266 for the years ended January 31, 2007 and 2006, respectively. As of January 31, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal year ended January 31, :
2008	$457
2009	262
2010	123
2011	123
2012 and thereafter	1,162

Total	$2,127

     As of January 31, 2007, the Company had goodwill of $3,358. No impairment has been recorded against the goodwill account. The Company recorded goodwill of $2,358 with the acquisition of Seamap in July 2005 and in July 2006 increased goodwill by $1,000 for the earn-out payment earned by the former shareholders of Seamap.
8. Long-Term Debt and Notes Payable
     On June 27, 2005, the Company entered into a $12,500 revolving loan agreement with First Victoria National Bank (the “Bank”). On February 1, 2007, the facility was amended to extend its term to February 1, 2009. The facility bears interest at the prime rate. Amounts available for borrowing under the facility are determined by a borrowing base. The borrowing base is computed based on certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds of the facility. Borrowings under the facility are secured by essentially all of the Company’s domestic assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at maturity. The loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1,000 without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. As of January 31, 2007, the Company had not borrowed any funds available under this arrangement.
     In connection with the Seamap acquisition in July 2005, the Company issued $3,000 in promissory notes payable to the former shareholders of Seamap. The notes bear interest at 5%, which is payable annually on the anniversary of the notes. Principal is payable in two equal installments due on the second and third anniversaries of the notes.
     Other than the Seamap principal payment mentioned above, there are no principal payments due during fiscal 2008.
     The Company agreed to accept seismic lease pool equipment valued at $192 and $685 from customers against outstanding accounts receivable during the fiscal years ended January 31, 2006 and 2005, respectively. The Company agreed during fiscal 2005 to accept certain seismic equipment owned by two customers in the approximate amount of $75 as settlement of outstanding receivables. No gain or loss was recognized on these transactions.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
9. Shareholders’ Equity
     The Company has 1,000 shares of preferred stock authorized, none of which are outstanding as of January 31, 2007 and 2006. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000 shares of common stock authorized, of which 10,601 and 10,360 are issued as of January 31, 2007 and 2006, respectively.
     In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20 shares of its common stock for $5.00 per share, exercisable beginning July 18, 2002 for a period of five years thereafter. The exercise price of the warrants was reduced to $4.42 per share and the number of shares issuable upon exercise of the warrants increased by approximately 3 shares, as a result of the anti-dilution provisions of those warrants. There were 23 warrants outstanding as of January 31, 2007, 2006 and 2005.
     Prior to February 1, 2006, the Company had repurchased 915 shares of its common stock at an average cost of $5.12 per share and classified these shares as treasury stock in the accompanying consolidated financial statements. In addition, 4 shares were surrendered during the exercise of stock options. Those shares had a surrender value of $23.79 per share.
10. Income Taxes
     The components of income tax expense (benefit) were as follows:

	January 31,
	2007	2006	2005
Current:
Federal	$406	$130	$108
Foreign	289	(94)	169
State	—	—	—

	695	36	277
Deferred	(2,523)	(3,000)	—

Income tax (benefit) expense	$(1,828)	$(2,964)	$277

     The following is a reconciliation of expected to actual income tax (benefit) expense:

	Year Ended January 31,
	2007	2006	2005
Federal income tax expense at 34%	$2,534	$2,683	$818
Tax credit utilization	—	(105)	—
Utilization of valuation allowance	—	(2,921)	(388)
Reversal/release of valuation allowance	(5,954)	(3,000)	—
Decrease in foreign effective tax rate	1,032	—	—
Foreign exchange gain	631	—	—
Permanent differences	(131)	27	(20)
Foreign effective tax rate differential	(198)	258	(133)
Other	258	94	—

	$(1,828)	$(2,964)	$277

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
     The components of the Company’s deferred taxes consisted of the following as of:

	January 31,
	2007	2006
Deferred tax assets:
Foreign net operating loss carry forwards	$3,472	$6,926
U.S. net operating loss carry forward	—	651
U.S. net operating loss carry forward attributable to excess stock option deductions	1,582	903
Tax credit carry forwards	1,115	426
Stock option book expense under FAS 123R	524	—
Depreciation difference	482	840
Allowance for doubtful accounts	376	367
Allowance for inventory obsolescence	68	263
Impairment of fixed assets	166	—
Accruals not yet deductible for tax purposes	137	92

Gross deferred tax assets	7,922	10,468
Valuation allowance	(1,583)	(7,468)

Net assets	6,339	3,000
Deferred tax liabilities:
Undistributed earnings of controlled foreign corporations not permanently reinvested	(664)	—
Unrealized foreign exchange gain (loss)	(98)	—

Net liabilities	(762)	—

Deferred tax assets, net	$5,577	$3,000

     The Company had Canadian net operating loss carry forwards of approximately $7,557 (Canadian $8,911) as of January 31, 2007. The Canadian net operating losses will begin to expire in 2020. The Company had United Kingdom net operating loss carry forwards of approximately $3,024 (£1,542) as of January 31, 2007, which carry forward indefinitely. The Company had Russian net operating loss carry forwards of approximately $574 as of January 31, 2007, which expire beginning in 2015. The Company has U.S. net operating losses of approximately $4,654, as of January 31, 2007, which if unused will begin to expire in 2021.
     The Company had Australian foreign tax withholding credit carry forwards of approximately $146 (Australian $189) as of January 31, 2007. The Australian foreign tax withholding credits will begin to expire in 2011. The Company had U.S. alternative minimum tax credit carry forwards of approximately $382 as of January 31, 2007, which do not have an expiration date. The Company also recorded a deferred tax asset for potential foreign tax credits associated with undistributed earnings of controlled foreign corporations not permanently reinvested of approximately $587.
     The Company recorded a valuation allowance of approximately $1,583 as of January 31, 2007 and $4,897 as of January 31, 2006 (a decrease of $3,314). As of January 31, 2007, valuation allowances related to all deferred tax assets had been relieved, except for that relating to the U.S. net operating loss carry forward attributable to excess stock option deductions. The benefit for these deductions may be recognized in the Company’s consolidated financial statements only upon their realization by reducing current income taxes payable. Upon recognition, the benefit is credited directly to paid-in-capital. Accordingly, a valuation allowance has been established for the full amount of these deductions. In determining to reverse all remaining valuation allowances, the Company considered the following specific factors:
•	the Company’s recent history of profitable operations in various jurisdictions;

•	anticipated positive taxable income in various jurisdictions;

•	the time periods available to utilize tax loss and credit carry forwards; and

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
•	general economic conditions and expectations in the Company’s industry.
11. Acquisitions
     On July 12, 2005, the Company acquired 100% of the outstanding common stock of Seamap. Seamap is engaged in the design, manufacture and sale of seismic and offshore telemetry systems. Seamap was acquired to expand and diversify the Company’s customer base and to complement the Company’s marine rental and sales business. The addition of these strategic facilities will support the Company’s expanding global operations. The accompanying consolidated financial statements for and as of the year ended January 31, 2006 include the assets and liabilities and the operating results for the period from acquisition date through January 31, 2006. Pursuant to SFAS No. 141, Business Combinations, the Company applied purchase accounting to the transaction. The Company recognized intangible assets of $2,900 and goodwill of $2,400 on the transaction while incurring $100 in acquisition costs. An additional $1,000 in goodwill was recognized during the fiscal year 2007 as the result of paying the first of two possible additional earn-out payments.
     The purchase included all the net assets of Seamap, which are located in Huntsville, Texas, Singapore and in the United Kingdom. Seamap was purchased for a total of $6,500, consisting of $3,500 paid in cash at closing and $3,000 issued in promissory notes payable to the former shareholders of Seamap (see Note 8). The terms of the purchase and sale agreement provide for two additional earn-out payments of $1,000 each if Seamap achieves certain annual revenue thresholds of $8,000 and $10,000 over a five-year period ending April 30, 2010. The first earn-out payment was earned during the year ending January 31, 2007. The Company believes that the purchase price of Seamap will be economically recovered from future cash flow of Seamap.
     The following is a summary of the allocations of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition:

Working capital	$1,203
Equipment	153
Covenant not—to-compete	1,000
Proprietary rights	1,850
Goodwill	2,358

Total purchase price	$6,564

The allocation of the purchase price was based on a valuation study. The results of the study concluded that working capital and equipment were appropriately valued at face value and net book value, respectively. Additionally, allocations of $1,000 of the purchase price of Seamap were made to the covenant not-to-compete and $1,850 was allocated to proprietary rights owned by Seamap. The remainder of the acquisition cost of Seamap was charged to goodwill. The covenant-not-to-compete is being amortized over a period of three years beginning in July 2005. The proprietary rights are being amortized over 15 years beginning in July 2005.
Pro Forma Results of Operations
     The following pro forma results of operations for the year ended January 31, 2006 assumes the acquisition of Seamap occurred on February 1, 2005, and reflects the full results of operations for the period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

Year Ended
January 31,
2006
Revenues	$39,629
Income from continuing operations before income taxes	$8,824
Net income	$11,702

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
Earnings per common share:

Basic	$1.28
Diluted	$1.19
12. Commitments and Contingencies
     Sercel Lease Agreement - Pursuant to an Exclusive Lease Agreement entered into in September 2006, the Company agreed to purchase certain amounts of equipment through December 31, 2008. While the Company does anticipate purchasing additional equipment, management believes that purchases made through January 31, 2007 satisfy the obligations under the agreement.
     Employment Agreement - Effective January 15, 1997, the Company entered into an employment agreement with the Company’s president for a term of five years, beginning January 15, 1997, which term is automatically extended for successive one-year periods unless either party gives written notice of termination at least 30 days prior to the end of the current term. The agreement provides for an annual salary of $150, subject to increase by the Board of Directors. It may be terminated prior to the end of the initial term or any extension thereof if the president dies; if it is determined that the president has become disabled; if the Board of Directors determines that the president has breached the employment agreement in any material respect, has appropriated a material business opportunity of the Company or has engaged in fraud or dishonesty with respect to the Company’s business that is punishable by imprisonment. If the president’s employment is terminated by the Company prior to the end of the initial five-year term other than for a reason enumerated above, the president will be entitled to payments equal to $450, payable ratably over the 24 months following such termination. For a period of two years after the termination of the agreement, the president is prohibited from engaging in any business activities that are competitive with the Company’s business and from diverting any of the Company’s customers to a competitor.
     Seamap Acquisition — On July 12, 2005, the Company acquired 100% of the stock of Seamap. Under the Purchase Agreement, the Company has agreed to pay to the sellers certain contingent purchase price payments provided that certain earn-out earnings thresholds and prerequisites are achieved. These contingent purchase price payments cover a five-year period ending April 30, 2010. Earn-out earnings thresholds are based upon total revenues of the Seamap Group (“earn-out revenues”). The earn-out revenues threshold for the year ending April 30, 2006, which was met, was revenues in excess of $8,000 (see Note 11). For the years ending April 30, 2007 through April 30, 2010, the earn-out revenues threshold is $10,000. The earn-out payments are limited to $1,000 for any year or $2,000 over the entire five-year period. Accordingly, the Company will be obligated to pay an additional $1,000 should the next threshold be met. Any earn-out payments will be accounted for as additional goodwill.
     Purchase Obligations — At January 31, 2007, the Company had approximately $8,702 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and were expected to be fulfilled in the next 90 to 180 days.
13. Discontinued Operations
     On August 1, 2003, the Company sold the operating assets of Drilling Services Inc. (“DSI”), which comprised all of the operating assets of the Company’s Front-End Services segment. The Company’s decision to sell DSI resulted from the over-capacity in that market segment. Proceeds from the sale were $250 cash and an $800 note receivable due over three years. Additionally, the buyer assumed $143 of capitalized lease obligations.
     Effective with the Company’s January 31, 2004 financial statements, the operating results of DSI were presented as discontinued operations and all prior period statements were restated accordingly. A summary of DSI’s revenue, pretax income assets and liabilities are as follows:

	Year Ended January 31,
	2007	2006	2005
Revenues	$—	$—	$—
Pretax income	$—	$—	$80

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)

	January 31,
	2007	2006	2005
Accounts and notes receivable from discontinued operations	$—	$355	$498
Other current assets from discontinued operations	$—	$11	$111
Net property plant and equipment from discontinued operations	$—	$—	$—
Accounts payable and accrued liabilities from discontinued operations	$—	$10	$14
14. Stock Option Plans
     Effective February 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the year ended January 31, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.
     At January 31, 2007, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the year ended January 31, 2007, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was approximately $1,645. The total compensation expense related to stock-based awards granted under these plans during the years ended January 31, 2006 and 2005, reflecting compensation expense recognized in accordance with APB 25, was approximately $86 and $84, respectively. Effective February 1, 2006, the Company recognized stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal 2007 based on its historical experience regarding employee terminations and forfeitures.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the options. This has resulted in a shorter expected term than the terms calculated under SFAS 123 for pro forma purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the years ended January 31, 2007, 2006 and 2005 was $8.53, $5.88 and $3.65, respectively. The assumptions for the periods indicated are noted in the following table.
Weighted average Black-Scholes-Merton fair value assumptions

	Year ended January 31,
	2007	2006	2005
Risk free interest rate	4.7 — 5.2%	3.0%	3.0%
Expected life	3.9 — 6.3 yrs	8 yrs	8 yrs
Expected volatility	54 - 67%	67 - 68%	67 - 69%
Expected dividend yield	0.0%	0.0%	0.0%
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options, if any, as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in flows and

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
operating out-flows. The Company had excess tax benefits of approximately $390 during the year ended January 31, 2007. Because the Company had net operating loss (“NOL”) carry forwards in the prior year, no excess tax deductions were recorded.
     The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2007, there were approximately 636 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units and phantom stock.
Stock Based Compensation Activity
     The following table presents a summary of the Company’s stock option activity for each of the three years ended January 31, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, February 1, 2004	1,395	$3.91
Granted	353	4.97
Exercised	(171)	1.86
Canceled or expired	(194)	5.68

Outstanding, January 31, 2005	1,383	$4.19
Granted	176	8.41
Exercised	(471)	3.86
Canceled or expired	(33)	3.63

Outstanding, January 31, 2006	1,055	$5.15
Granted	357	13.36
Exercised	(197)	4.85
Canceled or expired	(7)	15.83

Outstanding, January 31, 2007	1,208	$7.57	6.88	$7,596

Exercisable at January 31, 2007	884	$5.14	5.80	$7,547
Vested and expected to vest at January 31, 2007	1,189	$7.57	6.88	$7,594
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2007. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the year ended January 31, 2007 was $2,863.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
The fair value of options that vested during the year ended January 31, 2007 was approximately $1,153. For the year ended January 31, 2007, approximately 213 options vested.
     As of January 31, 2007, there was approximately $1,780 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.76 years.
     Cash received from option exercises for the year ended January 31, 2007 was an aggregate of approximately $861. During the year ended January 31, 2007, income taxes payable were reduced by approximately $390 as a result of the tax deduction from option exercises.
     Restricted stock awards as of January 31, 2007 and changes during the year ended January 31, 2007 were as follows:

	Year Ended January 31,
	2007
		Weighted
		Average
	Number	Grant
	of	Date Fair
	Shares	Value
Unvested, beginning of period	9	$1.90
Granted	38	13.15
Vested	(9)	2.72
Canceled	—	—

Unvested, end of period	38	$13.10

     As of January 31, 2007, there was approximately $371 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.6 years.
     Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under APB 25 under which no compensation cost for options was recognized in the financial statements for options granted to employees.
     Had compensation cost for options granted prior to February 1, 2006 been determined based on the grant date fair value as prescribed by SFAS 123, the Company’s pro forma net income and pro forma net income per share would have been as follows:

	Year Ended January 31,
	2006	2005
Pro forma impact of fair value method
Reported income from continuing operations attributable to common shareholders	$10,855	$2,049
Less: fair value impact of employee stock compensation	(1,104)	(402)

Pro forma income from continuing operations attributable to common shareholders	$9,751	$1,647

Reported net income	$10,855	$2,129

Income (loss) per common share
Basic — as reported income from continuing operations	$1.19	$0.23
Diluted — as reported income from continuing operations	$1.10	$0.22
Basic — pro forma income from continuing operations	$1.07	$0.19
Diluted — pro forma income from continuing operations	$0.99	$0.18
Basic — as reported net income	$1.19	$0.24
Diluted — as reported net income	$1.10	$0.23
Basic — pro forma net income	$1.07	$0.20
Diluted — pro forma net income	$0.99	$0.19

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
15. Segment Reporting
     The following information is disclosed as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
     The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia.
     On July 12, 2005, the Company acquired 100% of the outstanding common stock of Seamap. Seamap is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK and Singapore with a sales office in Huntsville, Texas.
     Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2007			As of January 31, 2006
	Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated
Fixed assets, net	$34,523	$1,378	$35,432	$19,694	$230	$19,924

Intangible assets, net	$—	$2,127	$2,127	—	2,584	2,584

Goodwill	$—	$3,358	$3,358	—	2,358	2,358

	For the Year Ended			For the Year Ended
	January 31, 2007			January 31, 2006
	Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated
Revenues	$37,683	$12,274	$48,910	$30,569	$4,020	$34,589

Interest income (expense), net	$925	$(89)	$836	$418	$4	$422

Income (loss) before taxes	$10,793	$(2,869)	$7,457	$8,322	$(431)	$7,891

Capital expenditures	$13,591	$1,423	$14,545	$8,857	$113	$8,970
Depreciation and amortization expense	$8,074	$857	$8,919	$8,649	$309	$8,958
Approximately $1,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues. Consolidated income before taxes reflect the elimination of $467 of profit from intercompany sales. Capital expenditures and fixed assets are reduced by approximately $469, which represents the difference between the sales price and the cost to manufacture the equipment.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
16. Quarterly Financial Data (Unaudited)

	Fiscal Year	April 30	July 31	October 31	January 31
Net sales, continuing operations:	2007	$14,115	$10,959	$12,741	$11,095
	2006	7,638	7,002	9,815	10,134
Gross profit:	2007	7,297	5,132	5,910	4,744
	2006	4,248	3,242	5,420	4,815
Income before income taxes:	2007	3,623	1,204	2,539	91
	2006	2,304	1,045	2,907	1,635
Incomes taxes (benefit):	2007	184	(49)	(1,324)	(639)
	2006	162	(194)	57	(2,989)
Net income:	2007	3,439	1,253	3,863	730
	2006	2,142	1,239	2,850	4,624
Income per common share – basic:	2007	$0.36	$0.13	$0.40	$0.08
	2006	$0.24	$0.14	$0.31	$0.50
Income per common share — diluted:	2007	$0.33	$0.12	$0.38	$0.07
	2006	$0.22	$0.13	$0.29	$0.46
17. Leases
     The Company leases and subleases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2007 and 2006 that are not reflected in the accompanying consolidated financial statements.
     The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to $659, $1,104 and $526 for the years ended January 31, 2007, 2006 and 2005, respectively.
     The Company leases its office facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the years ended January 31, 2007, 2006 and 2005, was $524, $326 and $197, respectively.
     Aggregate minimum lease payments for operating leases are as follows:

For fiscal years ending:
2008	$636
2009	$730
2010	$556
2011	$476
2012 and thereafter	$573

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — concluded
(In thousands, except for per share amounts)
18. Concentrations
     Credit Risk - As of January 31, 2007 and 2006, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $2,247 from one customer and $3,900 from two customers, respectively.
     The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $10,283 at January 31, 2007 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.
     Industry Concentration - The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry is dependant in large part on the expected future prices of oil and natural gas. The industry has recently enjoyed a period of growth due to increases in the prices for oil and natural gas and the extended outlook for such pricing. However, the industry has experienced significant volatility in the past and there can be no assurance that such volatility will not continue or that prices of oil and natural gas will not decline significantly. Should such conditions arise, the Company could be subject to significantly greater credit risk and declining demand for its products and services.
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
19. Sales and Major Customers
     A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows:

	Year Ended January 31,
	2007	2006	2005
Canada	$8,302	$8,914	$6,587
UK / Europe	9,318	2,355	1,950
South America	3,050	3,220	2,931
Asia/Australia	9,713	10,479	7,170
Eurasia	4,998	—	—
Other	1,940	233	489

Totals	$37,321	$25,201	$19,127

     During fiscal 2007, no customers exceeded 10% of total revenues. One customer represented approximately 10% of fiscal 2006 and 2005 total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES
To the Board of Directors and Shareholders of
     Mitcham Industries, Inc.
Huntsville, Texas
We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mitcham Industries, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 16, 2007. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15 herein (Schedule II-Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
Hein & Associates LLP
Houston, Texas
April 16, 2007

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. D		Col. E
		Additions
	Balance at Beginning	Charged to Costs	Deductions		Balance at End of
Description	of Period	and Expenses	Describe		Period
January 31, 2007
Allowance for doubtful accounts	$1,173	$250	$(211)	(A)	$1,212
January 31, 2006
Allowance for doubtful accounts	$1,009	$188	$(22)	(A)	$1,173
January 31, 2005
Allowance for doubtful accounts	$876	$155	$(22)	(A)	$1,009

(A)	Represents recoveries and uncollectible accounts written off.
Note: Column C(2) has been omitted, as all answers would be “none.”

Col. A	Col. B	Col. C(1)	Col. D		Col. E
		Additions
	Balance at Beginning	Charged to Costs	Deductions		Balance at End of
Description	of Period	and Expenses	Describe		Period
January 31, 2007
Allowance for obsolete equipment and inventory	$351	$224	$(23)	(A)	$552
January 31, 2006
Allowance for obsolete equipment and inventory	$519	$15	$(183)	(A)	$351
January 31, 2005
Allowance for obsolete equipment and inventory	$194	$409	$(84)	(A)	$519

(A)	Represents sale or scrap of obsolete equipment.
Note: Column C(2) has been omitted, as all answers would be “none.”

EXHIBIT INDEX

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

10.2*	Separation Agreement and Release, effective as of August 23, 2006, between Michael A. Pugh and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.1

10.3*†	Mitcham Industries, Inc. 1994 Stock Option Plan

10.4*†	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan

10.5*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A

10.6*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3

10.7*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A

10.8*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.	000-25142

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.9*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.10*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.11*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.12*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.13*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.14*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.15*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.16*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.17*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.18*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.19*†	Summary of Non-Employee Director Compensation

10.20	Warrant No. M-7, dated July 18, 2001, issued to Bear Ridge Capital, L.L.C.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 1, 2002.	000-25142	10.14

10.21	Exclusive Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2006.	000-25142	10.1

10.22	Loan Agreement, dated March 30, 2004, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	10.16

10.23†	Renewal Extension and Modification Agreement, dated January 31, 2007, between Mitcham Industries, Inc. and First Victoria Bank

10.24	Stock Purchase Agreement, effective as of July 1, 2005, between Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2005.	000-25142	10.1

10.25†	Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
21.1	Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the SEC on May 10, 2006.	000-25142	21

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350