Form 10-Q
period 2007-04-30
MITCHAM INDUSTRIES INC
filed 2007-06-05
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,643,896 shares of common stock, $0.01 par value, were outstanding as of May 24, 2007.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	January 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$12,582
Accounts receivable, net	18,572	11,823
Current portion of notes receivable, net	1,950	1,787
Inventories	6,852	7,308
Deferred tax asset	528	483
Prepaid expenses and other current assets	2,174	2,003

Total current assets	33,957	35,986
Seismic equipment lease pool and property and equipment, net	36,892	35,432
Intangible assets, net	2,013	2,127
Goodwill	4,358	3,358
Deferred tax asset	435	5,094
Long-term portion of notes receivable and other assets	236	1,305

Total assets	$77,891	$83,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,954	$16,343
Current maturities — long-term debt	1,500	1,500
Income taxes payable	360	328
Deferred revenue	2,107	948
Accrued expenses and other current liabilities	4,339	3,177

Total current liabilities	13,260	22,296
Non-current income taxes payable	1,235	—
Long-term debt	1,500	1,500

Total liabilities	15,995	23,796
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,601 shares issued at April 30 and January 31, 2007	106	106
Additional paid-in capital	68,164	67,385
Treasury stock, at cost (919 shares at April 30 and January 31, 2007)	(4,781)	(4,781)
Accumulated deficit	(6,837)	(6,142)
Accumulated other comprehensive income	5,244	2,938

Total shareholders’ equity	61,896	59,506

Total liabilities and shareholders’ equity	$77,891	$83,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	April 30,
	2007	2006
Revenues:
Equipment leasing	$10,081	$7,010
Lease pool equipment sales	717	2,707
Seamap equipment sales	10,058	3,301
Other equipment sales	2,158	1,097

Total revenues	23,014	14,115

Direct costs:
Direct costs — equipment leasing	470	855
Direct costs — lease pool depreciation	2,404	1,740
Cost of equipment sales	10,036	4,223

Total direct costs	12,910	6,818

Gross profit	10,104	7,297

Operating costs:
General and administrative	4,020	3,534
Depreciation and amortization	355	298

Total operating costs	4,375	3,832

Operating income	5,729	3,465

Other income (expense)
Interest, net	78	148
Other, net	2	10

Total other income	80	158

Income before income taxes	5,809	3,623

Provision for income taxes	(1,869)	(184)

Net income	$3,940	$3,439

Net income per common share:

Basic	$0.41	$0.36

Diluted	$0.39	$0.33

Shares used in computing net income per common share:

Basic	9,640	9,563

Diluted	10,166	10,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	April 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,940	$3,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,759	2,038
Stock-based compensation	556	297
Provision for inventory obsolescence	50	3
Gross profit from sale of lease pool equipment	(490)	(1,230)
Excess tax benefit from exercise of non-qualified stock options	(219)	—
Deferred tax provision	1,309	—
Changes in:
Trade accounts receivable	(4,425)	(6,764)
Notes receivable	(902)	—
Inventories	581	(1,058)
Income taxes payable	237	160
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,378	791
Prepaid expenses and other current assets	38	13

Net cash provided by (used in) operating activities	5,812	(2,311)

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(15,321)	(3,475)
Sales and maturities of short-term investments	—	550
Purchases of property and equipment	(264)	(447)
Acquisition of subsidiary, net of cash acquired	—	(1,000)
Sale of used lease pool equipment	717	2,707

Net cash used in investing activities	(14,868)	(1,665)

Cash flows from financing activities:
Proceeds from borrowings	4,500	—
Payments on borrowings	(4,500)	—
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered	4	528
Excess tax benefits from exercise of non-qualified stock options	219	—

Net cash provided by financing activities	223	528

Effect of changes in foreign exchange rates on cash and cash equivalents	132	—

Net decrease in cash and cash equivalents	(8,701)	(3,448)

Cash and cash equivalents, beginning of period	12,582	16,426

Cash and cash equivalents, end of period	$3,881	$12,978

Supplemental cash flow information:

Interest paid	$62	$2
Income taxes paid	$322	—
Non-cash transactions
Accrual of earn-out payment related to acquisition	$1,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2007 for Mitcham Industries, Inc. (“Mitcham” or the “Company”) has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2007; the results of operations for the three months ended April 30, 2007 and 2006; and the cash flows for the three months ended April 30, 2007 and 2006, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2008.
     Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation. Such reclassifications had no effect on net income.
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
3. New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The Company adopted FIN 48 effective February 1, 2007. See Note 7 – Income Taxes for a discussion of the impact of adoption on the Company’s financial statements.
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
3. Balance Sheet

	April 30,	January 31,
	2007	2007
Accounts receivable:
Accounts receivable	$19,750	$13,035
Allowance for doubtful accounts	(1,178)	(1,212)

Total accounts receivable, net	$18,572	$11,823

Notes receivable:
Notes receivable	$2,175	$3,077
Allowance for doubtful accounts	—	—

	2,175	3,077
Less current portion of notes receivable	(1,950)	(1,787)

Long-term portion of notes receivable	$225	$1,290

Inventories:
Raw materials	$2,937	$3,996
Finished goods	2,506	2,023
Work in progress	1,880	1,686

	7,323	7,705
Less allowance for obsolescence	(471)	(397)

Total inventories, net	$6,852	$7,308

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$94,098	$88,301
Land and buildings	366	366
Furniture and fixtures	4,550	4,347
Autos and trucks	519	382

	99,533	93,396
Accumulated depreciation and amortization	(62,641)	(57,964)

Total seismic equipment lease pool and property and equipment, net	$36,892	$35,432

Accrued expenses and other current liabilities:
Accrued expenses	$3,339	$2,177
Accrued earn-out payment	1,000	1,000

Total accrued expenses and other current liabilities	$4,339	$3,177

4. Goodwill and Other Intangible Assets

	Weighted	April 30, 2007			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	4/30/07	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,358			$3,358

Proprietary rights	13.1	$1,850	$(226)	$1,624	$1,850	$(195)	$1,655
Covenants not-to-compete	1.1	1,000	(611)	389	1,000	(528)	472

Amortizable intangible assets		$2,850	$(837)	$2,013	$2,850	$(723)	$2,127

     On July 12, 2005, the Company acquired 100% of the stock of Seamap. Under the Purchase Agreement, the Company agreed to pay to the sellers certain contingent purchase price payments provided that certain earn-out earnings thresholds and prerequisites are achieved. Earn-out earnings thresholds are based upon total revenues of the acquired companies of Seamap (“earn-out revenues”). For the years ending April 30, 2007 through April 30, 2010, the earn-out revenues threshold is $10,000. The Company believes that the final earn-out threshold was met at April 30, 2007 and accordingly, the Company accrued $1,000 which was recorded as additional goodwill. As of April 30, 2007, the Company had goodwill of $4,358, all of which is allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $114 for the three months ended April 30, 2007 and 2006. As of April 30, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal year ended January 31, :
2008	$343
2009	262
2010	123
2011	123
2012 and thereafter	1,162

Total	$2,013

5. Long-Term Debt and Notes Payable
     On June 27, 2005, the Company entered into a $12,500 revolving loan agreement with First Victoria National Bank (the “Bank”). On February 1, 2007, the facility was amended to extend its term to February 1, 2009. The facility bears interest at the prime rate. Amounts available for borrowing under the facility are determined by a borrowing base. The borrowing base is computed based on certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds of the facility. Borrowings under the facility are secured by essentially all of the Company’s domestic assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at maturity. The loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1,000 without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. During the quarter ended April 30, 2007, the Company borrowed and repaid $4,500 under this facility.
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

6. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity (deficit) during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended
	April 30,
	2007	2006
Net income	$3,940	$3,439
Gain from foreign currency translation adjustment	2,306	590

Comprehensive income	$6,246	$4,029

7. Income Taxes
     The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of $1,235, a reduction of deferred tax assets of $3,400 and a $4,635 decrease to the February 1, 2007 balance of retained earnings. If recognized, all of the $4,635 of currently unrecognized tax benefits would impact the Company’s effective tax rate.
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2002. The Internal Revenue Service has yet to commence an examination of any of the Company’s U.S. federal income tax returns.
     The Company is subject to examination by taxing authorities throughout the world, including such major foreign jurisdictions as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, in the second quarter of fiscal 2008 the Canadian federal tax authorities commenced an audit of Canadian income tax returns for tax years ending January 31, 2004 through 2007. To date, no adjustments have been proposed as a result of this audit.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $773 for the accrual of interest and penalties at February 1, 2007 which is included as a component of the $4,635 of unrecognized tax benefits. During the three months ended April 30, 2007, the Company recognized an immaterial amount of potential interest associated with uncertain tax positions was not material. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.
     The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to April 30, 2008. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could be materially different from these estimates.
     8. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of warrants and outstanding common stock options having a dilutive effect using the treasury stock method, and from the unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three months ended April 30, 2007 and 2006:

	Three Months Ended
	April 30,
	2007	2006
Basic common shares outstanding	9,640	9,563

Stock options	493	718
Restricted stock	18	9
Warrants	15	17

Total common share equivalents	526	744

Diluted common shares outstanding	10,166	10,307

9. Stock-Based Compensation
     Total compensation expense related to stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2007 and 2006, was approximately $556 and $297, respectively. No stock awards were granted during the three months ended April 30, 2007.
10. Segment Reporting
     The following information is disclosed as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
     The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; and Ufa, Bashkortostan, Russia.
     The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK and Singapore with a sales office in Huntsville, Texas.
     Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2007
	Equipment
	Leasing	Seamap	Consolidated
Fixed assets, net	$36,203	$1,293	$36,892
Intangible assets, net	$—	$2,013	$2,013
Goodwill	$—	$4,358	$4,358

	For the Three Months Ended
	April 30, 2006
	Equipment
	Leasing	Seamap	Consolidated
Revenues	$10,814	$3,301	$14,115
Interest income, net	$145	$3	$148
Income before taxes	$5,364	$580	$3,624
Capital expenditures	$3,762	$160	$3,922
Depreciation and amortization expense	$1,855	$183	$2,038

	For the Three Months Ended
	April 30, 2007
	Equipment
	Leasing	Seamap	Consolidated
Revenues	$12,956	$10,364	$23,014
Interest income, net	$75	$1	$78
Income before taxes	$3,879	$4	$5,809
Capital expenditures	$3,706	$67	$3,773
Depreciation and amortization expense	$2,535	$253	$2,759
     Approximately $306 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues. Consolidated income before taxes reflect the elimination of $165 of profit from intercompany sales and $30 of depreciation expense. Capital expenditures are reduced by approximately $178, which represents the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by approximately $605, which represents the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement About Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2007 and elsewhere within this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the result of any revision of these forward-looking statements after the date they are made.
     Overview
     We operate in two segments, Equipment Leasing and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our Seamap segment. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. This includes the operations of our Mitcham Canada Ltd. (“MCL”), Seismic Asia Pacific Pty. Ltd, (“SAP”) and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended
	April 30,
	2007	2006
	(in thousands)
Revenues:
Equipment Leasing	$12,956	$10,814
Seamap	10,364	3,301
Intersegment sales	(306)	—

Total revenues	23,014	14,115

Direct costs:
Equipment Leasing	4,845	4,922
Seamap	8,235	1,896
Intersegment costs	(170)	—

Total direct costs	12,910	6,818

Gross profit	10,104	7,297
Operating costs:
General and administrative	4,020	3,534
Depreciation and amortization	355	298

Total operating costs	4,375	3,832

Operating income	$5,729	$3,465

	For the Three Months Ended
	April 30,
	2007	2006
	(in thousands)
EBITDA (1)	$8,488	$5,503
Adjusted EBITDA (1)	$9,044	$5,800

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$3,940	$3,439
Interest income, net	(80)	(158)
Depreciation and amortization	2,759	2,038
Provision for income taxes	1,869	184

EBITDA (1)	8,488	5,503
Stock-based compensation	556	297

Adjusted EBITDA (1)	$9,044	$5,800

(1)	EBITDA is defined as net income (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at April 30, 2007 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. We also occasionally sell new seismic equipment that we acquire from other manufacturers and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
     Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include the (1) GunLink seismic source acquisition and control systems, which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada and Russia, where a significant percentage of seismic survey activity occurs in the winter months, from January through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Additionally, monsoons that occur in some areas of Southeast Asia and the Pacific Rim may disrupt land and marine seismic operations.
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
     A significant portion of our revenues are generated from sources outside the United States. For the quarter ended April 30, 2007, revenues from international customers totaled approximately $10.4 million. This amount represents 45% of consolidated revenues. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     For the fiscal quarter ended April 30, 2007, we recorded operating income of approximately $5.7 million, compared to approximately $3.5 million for the same fiscal quarter a year ago, an increase of approximately 65%. This increase is primarily attributable to increased equipment leasing revenues and increased sales of Seamap products.
     Revenues and Direct Costs
     Equipment Leasing
     Revenue from our Equipment Leasing segment is comprised of the following:

	Three Months Ended
	April 30,
	2007	2006
	(in thousands)
Equipment leasing	$10,081	$7,010
Lease pool equipment sales	717	2,707
New seismic equipment sales	1,780	913
SAP equipment sales	378	184

	$12,956	$10,814

     Equipment leasing revenues have increased due to increased demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool, including equipment for marine applications. The demand for seismic equipment is primarily driven by the global oil and gas exploration issues discussed above. In the fourth quarter of fiscal 2007, we added approximately $15.4 million of new lease pool equipment, including 15,000 channels of Sercel DSU3 428XL equipment and new marine equipment. This increase in our lease pool contributed significantly to the increase in leasing revenues in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. MSE, our Russian subsidiary, had equipment under lease for the full winter season this year and therefore contributed approximately $1.5 million in leasing revenues during the first quarter of fiscal 2008, an increase of approximately $1.4 million over the same period last year.
     From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to be opportunistic and accordingly are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $0.4 million and $1.2 million for the quarters ended April 30, 2007 and 2006, respectively. Often the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Occasionally, we will sell new seismic equipment that we acquire from other manufacturers. Often these arrangements are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment amounted to approximately $0.4 million and $0.2 million in the fiscal quarters ended April 30, 2007 and 2006, respectively.
     Overall the gross profit from our Equipment Leasing segment increased to approximately $8.1 million in the first quarter of fiscal 2008 as compared to approximately $5.9 million in the first quarter of fiscal 2007. This is in spite of lower gross profit from equipment sales within this segment. The increase in gross profit is attributable to the increase in leasing revenues and a decline in direct costs related to these operations.
     Depreciation expense related to lease pool equipment for the quarter ending April 30, 2007 amounted to approximately $2.4 million, as compared to approximately $1.7 million for the quarter ending April 30, 2006. The increase in depreciation expense is due to additional lease pool equipment acquired primarily during the last half of fiscal 2007.
     Revenues and depreciation expense do not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Although some of the equipment in our lease pool has reached the end of its depreciable life, given the increased demand within the seismic industry, the equipment continues to be in service and continues to generate revenue. Because the depreciable life of equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately. Currently, in our industry, higher demand is generating more leasing revenue and older equipment is more in demand than in prior periods.
     We recorded direct costs of $0.5 million related to seismic leasing during the three months ended April 30, 2007 as compared to approximately $0.9 million during the three months ended April 30, 2006. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. Costs in fiscal 2008 decreased in spite of higher leasing revenues, primarily due to greater reimbursement of costs from our customers and lower costs to lease certain equipment from others.
     Seamap
     The Seamap segment increased revenues by approximately 200% in the first fiscal quarter of 2008 as compared to the same quarter a year ago, from $3.3 million to $10.4 million. The increased sales related primarily to GunLink, BuoyLink and weight collar products, as well as ancillary equipment. The quarter ended April 30, 2007 included approximately $2.4 million in revenue delayed from the prior fiscal year due to production delays and customers’ vessels not being ready for installation of the equipment. Demand for marine seismic equipment is influenced generally by the same factors that impact demand for the rental of seismic equipment.
     The gross profit from the sale of Seamap equipment included in our consolidated results of operations amounted to approximately $2.0 million, or 20%, of Seamap revenues for the three months ended April 30, 2007, as compared to approximately $1.4 million, or 43%, of Seamap revenues for the three months ended April 30, 2006. Included in first quarter sales was approximately $3.5 million related to ancillary equipment, such as umbilicals and handling systems, which have a much lower gross margin than Seamap’s other products. In addition, sales in the first quarter of fiscal 2007 included a mix of products with higher gross margins. For all of fiscal 2007 Seamap’s gross margin was approximately 27%.
     Operating Costs
     General and administrative expenses for the quarter ended April 30, 2007 were approximately $4.0 million, compared to approximately $3.5 million for the quarter ended April 30, 2006. Contributing to the increase in general and administrative expenses in fiscal 2008 were increased stock-based compensation expense of approximately $0.2 million and increased accounting and consulting fees of approximately $0.3 million as a result of complying with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest and Other Income, net
     Net interest and other income for the first quarter of fiscal 2008 amounted to approximately $80,000 compared to approximately $158,000 in the first quarter of fiscal 2007. The decrease reflects lower levels of invested funds in fiscal 2008, as well as interest expense on borrowings from our revolving loan agreement, which amounted to $4.5 million for most the first quarter of fiscal 2008.

     Provision for Income Taxes
     Our provision for income taxes for the first quarter of fiscal 2008 amounted to approximately $1.9 million, consisting of current taxes of $0.6 million and deferred taxes of $1.3 million. This compares with a provision of approximately $0.2 million for the first quarter of fiscal 2007. As of January 31, 2007 we had recognized essentially all of our deferred tax assets, accordingly in the first quarter of fiscal 2008 our effective tax rate approximated the expected statutory rate. In prior periods our tax provision generally reflected the recognition of certain deferred tax assets relating primarily to net operating loss carryovers and fixed assets. Income taxes currently payable in the United States are reduced by approximately $0.2 million due to deductions arising from the exercise of non-qualified stock options. This amount does not reduce our current tax provision but is credited directly to paid-in capital.
Liquidity and Capital Resources
     As of April 30, 2007, we had working capital of approximately $20.7 million and cash and cash equivalents of approximately $3.9 million as compared to net working capital of approximately $13.7 million and cash and cash equivalents of approximately $12.6 million at January 31, 2007. Our working capital increased during the three months ended April 30, 2007 due to working capital generated by operations.
     Cash flow provided by operating activities amounted to approximately $5.8 million in the first quarter of fiscal 2008 as compared to cash flows used in operating activities of approximately $2.3 million in the same quarter in fiscal 2007. The approximately $8.1 million difference in cash flows from operating activities came from an increase in deferred taxes of $1.3 million, a decrease in the gross profit from the sale of lease pool equipment of $0.7 million, an increase in depreciation and amortization expense of $0.7 million, a decrease in the change in receivables and payables of $2.3 million and a decrease in inventories of approximately $1.6 million. Receivables increased in fiscal 2008 over fiscal 2007 because of the higher revenues. Depreciation was higher in fiscal 2008 because of the purchase of equipment late in fiscal 2007.
     Cash flow used in investing activities for the three months ended April 30, 2007 includes capital expenditures for lease pool equipment totaling approximately $15.3 million. Approximately $12.6 million of this amount was for equipment purchased in fiscal 2007, but not paid for until the current year. The remaining $2.7 million of lease pool purchases compares with approximately $3.5 million of capital expenditures for lease pool equipment in the first quarter of fiscal 2007. In the first three months of fiscal 2008 we received approximately $0.7 million in cash from the sale of lease pool equipment compared to approximately $2.7 million from the first three months of fiscal 2007. The amount we receive from the sale of lease pool equipment could vary significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. We will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Our net cash used in investing activities for the quarter ended April 30, 2006 reflects a payment of $1.0 million to the former owners of Seamap. This payment was made pursuant to the earn-out arrangement included in the Seamap purchase agreement.
     During the quarter ended April 30, 2007, we borrowed $4.5 million under our $12.5 million revolving loan agreement with First Victoria National Bank. The $4.5 million was repaid before the end of the quarter. We intend to utilize this facility from time to time to fund short term working capital needs. Under this credit agreement we may borrow up to $12.5 million, subject to a borrowing base comprised of eligible accounts receivable and eligible lease pool equipment. We believe that the entire amount of the facility is available to us under these criteria. Any amounts borrowed under the facility are due at the maturity of the facility, February 1, 2009. Interest on outstanding amounts is payable monthly at prime. The facility contains certain financial covenants that require, among other things, that we maintain a debt to shareholders equity ratio of not more than 1.3 to 1.0, maintain a current assets to current liabilities ratio of at least 1.25 to 1.0, and not incur or maintain any indebtedness which exceeds $1.0 million without the prior written consent of the bank, except for certain specific exceptions such as the debt incurred in connection with the Seamap acquisition. Financing activities also include the sale of common stock upon the exercise of stock options. These transactions resulted in cash provided of $4,000 and $528,000 in fiscal 2008 and 2007, respectively.
     As of April 30, 2007, we have commitments outstanding for the purchase of approximately $3.6 million of additional lease pool equipment. We may purchase additional lease pool equipment if we see the demand for such equipment. In July 2007 we are obligated to pay approximately $1.6 million of principle and accrued interest related to the note issued to the former shareholders of Seamap in connection with that acquisition. Later in fiscal 2008 we also anticipate making a $1.0 million payment to the former shareholders of Seamap pursuant to the earn-

out provisions of the purchase agreement. This amount, which we have accrued as of April 30, 2007, is the final payment due under these earn-out provisions.
     We believe that the obligations discussed above, as well as our other liquidity needs can be met from cash flow provided by operations. We might, however, utilize our revolving line of credit from time to time to fund short term liquidity needs, such as we did in the first quarter of fiscal 2008. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses, we may seek other sources of debt or equity financing.
     As of April 30, 2007, we had deposits in foreign banks equal to approximately $2.6 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to reserves for doubtful accounts receivable and useful lives of our lease pool assets, useful lives of amortizable intangible assets, our impairment assessment of the lease pool and various intangible assets and income taxes.
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
     The estimated useful lives for rental equipment are based on our experience as to the economic useful life of the equipment. We review and consider industry trends in determining the appropriate useful life for our lease pool equipment, including technological obsolescence, market demand and actual historical useful service life of our lease pool equipment. Additionally, to the extent information is publicly available, we compare our depreciation policies to those of other companies in our industry for reasonableness. When we purchase new equipment for our lease pool, we begin to depreciate it upon its first use and depreciation continues each month until the equipment is fully depreciated, whether or not the equipment is actually in use during that entire time period.
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
     Under SFAS No. 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (1) the more positive evidence is necessary and (2) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:
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
     We also consider the following negative indicators:
•	the risk of the world oil supply increasing, thereby depressing the price of oil and natural gas;

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. In the first step we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. In the second step any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The evaluation of tax positions and the measurement of the related benefit requires significant judgment on the part of management.
     Stock-Based Compensation
     Effective February 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Determining the grant date fair value under SFAS No. 123R requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables.
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
     Foreign Currency Risk
     We operate in a number of foreign locations, which give rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and the Russian ruble. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2007, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $2.3 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $230,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 59% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded an increase of approximately $2.3 million in our equity in the three months ended April 30, 2007 related to weakening of the U.S. dollar against the foreign currencies mentioned above.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2007 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2007 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     Exhibits
     The exhibits marked with the cross symbol (†) are filed with this Form 10-Q.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Renewal Extension and Modification Agreement, dated February 1, 2007, between Mitcham Industries, Inc. and First Victoria Bank	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.23

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.

Date: June 5, 2007	/s/ Robert P. Capps

Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Renewal Extension and Modification Agreement, dated February 1, 2007, between Mitcham Industries, Inc. and First Victoria Bank	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.23

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350