Form 10-Q
period 2007-07-31
MITCHAM INDUSTRIES INC
filed 2007-09-05
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-25142
MITCHAM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,768,320 shares of common stock, $0.01 par value, were outstanding as of August 31, 2007.

MITCHAM INDUSTRIES, INC.

 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,	January 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,712	$12,582
Accounts receivable, net	11,278	11,823
Current portion of notes receivable, net	1,857	1,787
Inventories	6,630	7,308
Deferred tax asset	665	483
Prepaid expenses and other current assets	2,019	2,003

Total current assets	36,161	35,986
Seismic equipment lease pool and property and equipment, net	36,578	35,432
Intangible assets, net	1,899	2,127
Goodwill	4,358	3,358
Deferred tax asset	—	5,094
Long-term portion of notes receivable and other assets	117	1,305

Total assets	$79,113	$83,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,915	$16,343
Current maturities — long-term debt	1,500	1,500
Income taxes payable	163	328
Deferred revenue	2,456	948
Accrued expenses and other current liabilities	4,045	3,177

Total current liabilities	12,079	22,296
Non-current deferred tax liability	326	—
Non-current income taxes payable	833	—
Long-term debt	—	1,500

Total liabilities	13,238	23,796
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,687 and 10,601 shares issued at July 31 and January 31, 2007, respectively	107	106
Additional paid-in capital	69,173	67,385
Treasury stock, at cost (919 shares at July 31 and January 31, 2007)	(4,781)	(4,781)
Accumulated deficit	(5,116)	(6,142)
Accumulated other comprehensive income	6,492	2,938

Total shareholders’ equity	65,875	59,506

Total liabilities and shareholders’ equity	$79,113	$83,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues:
Equipment leasing	$6,249	$4,970	$16,330	$11,980
Lease pool equipment sales	775	442	1,492	3,149
Seamap equipment sales	5,605	2,774	15,663	6,075
Other equipment sales	2,770	2,773	4,928	3,870

Total revenues	15,399	10,959	38,413	25,074

Cost of sales:
Direct costs — equipment leasing	351	521	821	1,376
Direct costs — lease pool depreciation	2,442	1,811	4,846	3,551
Cost of equipment sales	6,033	3,495	16,069	7,718

Total cost of sales	8,826	5,827	21,736	12,645

Gross profit	6,573	5,132	16,677	12,429

Operating expenses:
General and administrative	3,620	3,829	7,640	7,363
Depreciation and amortization	366	309	721	607

Total operating expenses	3,986	4,138	8,361	7,970

Operating income	2,587	994	8,316	4,459

Other income (expense)
Interest, net	64	186	142	334
Other, net	—	24	2	34

Total other income	64	210	144	368

Income before income taxes	2,651	1,204	8,460	4,827

(Provision for) benefit from income taxes	(930)	49	(2,799)	(135)

Net income	$1,721	$1,253	$5,661	$4,692

Net income per common share:

Basic	$0.18	$0.13	$0.59	$0.49

Diluted	$0.17	$0.12	$0.55	$0.46

Shares used in computing net income per common share:

Basic	9,672	9,599	9,657	9,585

Diluted	10,271	10,115	10,219	10,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	July 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,661	$4,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,567	4,158
Stock-based compensation	985	794
Recovery of doubtful accounts	(134)	—
Provision for inventory obsolescence	288	—
Gross profit from sale of lease pool equipment	(818)	(1,509)
Excess tax benefit from exercise of non-qualified stock options	(483)	(272)
Deferred tax provision (benefit)	1,794	(415)
Changes in:
Trade accounts receivable	1,222	(2,016)
Notes receivable	1,111	—
Inventories	653	(2,231)
Income taxes payable	109	490
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,304	(53)
Prepaid expenses and other current assets	245	(256)

Net cash provided by operating activities	17,504	3,382

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(17,240)	(4,078)
Sales and maturities of short-term investments	—	550
Purchases of property and equipment	(355)	(1,270)
Additional payments related to subsidiary acquisition	—	(1,000)
Sale of used lease pool equipment	1,492	3,149

Net cash used in investing activities	(16,103)	(2,649)

Cash flows from financing activities:
Proceeds from borrowings	4,500	—
Payments on borrowings	(6,000)	—
Proceeds from issuance of common stock upon exercise of warrants and stock options, net of stock surrendered	322	611
Excess tax benefit from exercise of non-qualified stock options	483	272

Net cash (used in) provided by financing activities	(695)	883

Effect of changes in foreign exchange rates on cash and cash equivalents	424	(154)

Net increase in cash and cash equivalents	1,130	1,462

Cash and cash equivalents, beginning of period	12,582	16,438

Cash and cash equivalents, end of period	$13,712	$17,900

Supplemental cash flow information:
Interest paid	$244	$153
Income taxes paid	$588	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2007 for Mitcham Industries, Inc. (“Mitcham” or the “Company”) has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2007; the results of operations for the three and six months ended July 31, 2007 and 2006; and the cash flows for the six months ended July 31, 2007 and 2006, have been included. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2008.
     Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation. Such reclassifications had no effect on net income.
2. Organization
     Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.
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
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable or (2) a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The Company adopted FIN 48 effective February 1, 2007. See Note 8 – Income Taxes for a discussion of the impact of adoption on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expand disclosures about the use of fair value to measure assets and liabilities. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position and results of operations.
3. Balance Sheet

	July 31,	January 31,
	2007	2007
Accounts receivable:
Accounts receivable	$12,300	$13,035
Allowance for doubtful accounts	(1,022)	(1,212)

Total accounts receivable, net	$11,278	$11,823

Notes receivable:
Notes receivable	$1,966	$3,077
Allowance for doubtful accounts	—	—

	1,966	3,077
Less current portion of notes receivable	(1,857)	(1,787)

Long-term portion of notes receivable	$109	$1,290

Inventories:
Raw materials	$3,119	$3,996
Finished goods	1,644	2,023
Work in progress	2,594	1,686

	7,357	7,705
Less allowance for obsolescence	(727)	(397)

Total inventories, net	$6,630	$7,308

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$95,322	$88,301
Land and buildings	366	366
Furniture and fixtures	4,651	4,347
Autos and trucks	519	382

	100,858	93,396
Accumulated depreciation and amortization	(64,280)	(57,964)

Total seismic equipment lease pool and property and equipment, net	$36,578	$35,432

Accrued expenses and other current liabilities:
Accrued expenses	$3,045	$3,177
Accrued earn-out payment	1,000	—

Total accrued expenses and other current liabilities	$4,045	$3,177

4. Goodwill and Other Intangible Assets

	Weighted	July 31, 2007			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	7/31/07	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,358			$3,358

Proprietary rights	12.9	$1,850	$(257)	$1,593	$1,850	$(195)	$1,655
Covenants not-to-compete	1.0	1,000	(694)	306	1,000	(528)	472

Amortizable intangible assets		$2,850	$(951)	$1,899	$2,850	$(723)	$2,127

     On July 12, 2005, the Company acquired 100% of the stock of Seamap. Under the Purchase Agreement, the Company agreed to pay to the sellers certain contingent purchase price payments provided that certain earn-out earnings thresholds and prerequisites are achieved. Earn-out earnings thresholds are based upon total revenues of the acquired companies of Seamap (“earn-out revenues”). For each of the years ending April 30, 2007 through April 30, 2010, the annual earn-out revenues threshold is $10,000. The Company accrued the final earn-out threshold payment at April 30, 2007 and recorded $1,000 as additional goodwill. The accrued payment was made in August 2007. As of July 31, 2007, the Company had goodwill of $4,358, all of which is allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $114 for the three months ended July 31, 2007 and 2006 and $228 for the six months ended July 31, 2007 and 2006. As of July 31, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal year ended January 31,:
2008	$229
2009	262
2010	123
2011	123
2012 and thereafter	1,162

Total	$1,899

5. Long-Term Debt and Notes Payable
     On June 27, 2005, the Company entered into a $12,500 revolving loan agreement with First Victoria National Bank (the “Bank”). On February 1, 2007, the facility was amended to extend its term to February 1, 2009. The facility bears interest at the prime rate. Amounts available for borrowing under the facility are determined by a borrowing base. The borrowing base is computed based on certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds of the facility. Borrowings under the facility are secured by essentially all of the Company’s domestic assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at maturity. The loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1,000 without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. The Company has borrowed and repaid $4,500 under this facility during the current fiscal year and no amounts are currently outstanding under this facility.
     In connection with the Seamap acquisition in July 2005, the Company issued $3,000 in promissory notes payable to the former shareholders of Seamap, of which $1,500 is now outstanding. The notes bear interest at 5%, which is payable annually on the anniversary of the notes. The remaining principal is payable on July 31, 2008.

6. Shareholders’ Equity
     During the six months ended July 31, 2007, 63 shares were issued upon the exercise of stock options by employees and non-employee directors pursuant to various stock option plans of the Company. Additionally, 23 shares were issued in July 2007 upon the exercise of warrants.
7. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net income	$1,721	$1,253	$5,661	$4,692
Gain (loss) from foreign currency translation adjustment	1,248	(223)	3,554	368

Comprehensive income	$2,969	$1,030	$9,215	$5,060

8. Income Taxes
          The Company adopted the provisions of FIN 48 on February 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of $1,235, a reduction of deferred tax assets of $3,400 and a $4,635 decrease to its February 1, 2007 balance of retained earnings. If recognized, all of the $4,635 of currently unrecognized tax benefits would reduce the Company’s effective tax rate. During the three months ended July 31, 2007, the Company recorded a reduction of deferred tax assets and a reduction of non-current income taxes payable of approximately $400.
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
          The Company is subject to examination by taxing authorities throughout the world, including such major foreign jurisdictions as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, in the second quarter of fiscal 2008 the Canadian federal tax authorities commenced an audit of Canadian income tax returns for tax years ended January 31, 2004 through 2007. To date, no adjustments have been proposed as a result of this audit.
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $773 for the accrual of interest and penalties at February 1, 2007 which is included as a component of the $4,635 of unrecognized tax benefits. During the three and six months ended July 31, 2007, the Company recognized approximately $52 of potential interest associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.
          The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to July 31, 2008. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could be materially different from these estimates.
9. Earnings per Share
          Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding warrants and common stock options having a dilutive effect using the treasury stock method, and from the unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and six months ended July 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Basic common shares outstanding	9,672	9,599	9,657	9,585

Stock options	562	487	527	525
Restricted stock	22	13	20	8
Warrants	15	16	15	16

Total common share equivalents	599	516	562	549

Diluted common shares outstanding	10,271	10,115	10,219	10,134

10. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and six months ended July 31, 2007, was approximately $429 and $985, respectively, and during the three and six months ended July 31, 2006, was approximately $497 and $794, respectively. During the six months ended July 31, 2007, 15 shares of restricted stock were awarded to certain employees and 120 options to purchase common stock were granted to the non-employee members of the Company’s Board of Directors.
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
     The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK and Singapore.
     Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2007
	Fixed assets,	Intangible
	net	assets, net	Goodwill
Equipment Leasing	$35,969	$—	$—
Seamap	1,217	1,899	4,358
Eliminations	(608)	—	—

Consolidated	$36,578	$1,899	$4,358

     Results for the three months ended July 31, 2007 and 2006 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2007	2006	2007	2006	2007	2006
Equipment Leasing	$9,794	$8,268	$2,227	$1,422	$2,361	$1,629
Seamap	5,754	2,774	363	(373)	293	(370)
Eliminations	(149)	(83)	(3)	(55)	(3)	(55)

Consolidated	$15,399	$10,959	$2,587	$994	$2,651	$1,204

     Results for the six months ended July 31, 2007 and 2006 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2007	2006	2007	2006	2007	2006
Equipment Leasing	$22,750	$19,082	$7,442	$5,147	$7,725	$5,507
Seamap	16,118	6,075	1,013	(633)	874	(625)
Eliminations	(455)	(83)	(139)	(55)	(139)	(55)

Consolidated	$38,413	$25,074	$8,316	$4,459	$8,460	$4,827

     Sales from Seamap to the Equipment Leasing segment are eliminated in the consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and depreciation expense on the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$9,794	$8,268	$22,750	$19,082
Seamap	5,754	2,774	16,118	6,075
Inter-segment sales	(149)	(83)	(455)	(83)

Total revenues	15,399	10,959	38,413	25,074

Cost of sales:
Equipment Leasing	5,107	4,309	9,953	9,230
Seamap	3,864	1,546	12,099	3,443
Inter-segment costs	(145)	(28)	(316)	(28)

Total cost of sales	8,826	5,827	21,736	12,645

Gross profit	6,573	5,132	16,677	12,429
Operating expenses:
General and administrative	3,620	3,829	7,640	7,363
Depreciation and amortization	366	309	721	607

Total operating expenses	3,986	4,138	8,361	7,970

Operating income	$2,587	$994	$8,316	$4,459

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
EBITDA (1)	$5,395	$3,138	$13,885	$8,651
Adjusted EBITDA (1)	$5,824	$3,719	$14,870	$9,445

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$1,721	$1,253	$5,661	$4,692
Interest income, net	(64)	(186)	(142)	(334)
Depreciation and amortization	2,808	2,120	5,567	4,158
Provision for (benefit from) income taxes	930	(49)	2,799	135

EBITDA (1)	5,395	3,138	13,885	8,651
Stock-based compensation	429	497	985	794

Adjusted EBITDA (1)	$5,824	$3,635	$14,870	$9,445

(1)	EBITDA is defined as earnings (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at July 31, 2007 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from others and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. Our lease revenue is seasonal, especially in Canada and Russia, where a significant percentage of seismic survey activity occurs in the winter months, from January through March or April. During the months in which the weather is warmer, certain areas are not accessible by trucks, earth vibrators and other heavy equipment because of the unstable terrain. Additionally, monsoons that occur in some areas of Southeast Asia and the Pacific Rim may disrupt land and marine seismic operations.
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
     Current prices of oil and natural gas have resulted in increased activity in the oil and gas industry and in turn resulted in an increased demand for seismic services. This has contributed to an increased demand for leasing of our equipment. We cannot predict how long the current trend will last, but we believe that a depressed oil and gas industry results in lower demand for and, therefore, lower revenues from, the leasing of our equipment. We do not quantitatively calculate utilization rates for our equipment lease pool. However, we do subjectively monitor factors that we believe reflect trends in utilization. We have relatively fixed costs within certain revenue ranges and, as a result, our earnings are particularly sensitive to changes in utilization rates and demand for our lease equipment.
     A significant portion of our revenues are generated from sources outside the United States. For the six months ended July 31, 2007, revenues from international customers totaled approximately $29.2 million. This amount represents 75% of consolidated revenues for that period. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     For the fiscal quarter ended July 31, 2007, we recorded operating income of approximately $2.6 million, compared to approximately $1.0 million for the same fiscal quarter a year ago, an increase of approximately 160%. This increase is primarily attributable to increased equipment leasing revenues and increased sales of Seamap products which is a result of the increased demand discussed above. However, operating income in the second quarter of fiscal 2008 was approximately 55% lower than in the first quarter of fiscal 2008. This decline reflects the normal seasonality in our business, as well as unusually high revenues from Seamap sales in the first quarter of fiscal 2008. Seamap sales in the first quarter of fiscal 2008 included approximately $2.4 million in sales that had been delayed from the fourth quarter of fiscal 2007 and $2.0 million in sales that had been expected to occur later in fiscal 2008.
     Revenues and Direct Costs
          Equipment Leasing
     Revenue from our Equipment Leasing segment is comprised of the following:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Equipment leasing	$6,249	$4,970	$16,330	$11,980
Lease pool equipment sales	775	442	1,492	3,149
New seismic equipment sales	1,666	2,092	3,446	1,678
SAP equipment sales	1,104	764	1,482	2,276

	$9,794	$8,268	$22,750	$19,083

     Equipment leasing revenues have increased due to increased demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool, including equipment for marine applications. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity discussed above. In the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, we added approximately $18.1 million of new lease pool equipment, including 15,000 channels of Sercel DSU3 428XL equipment and new marine equipment. This increase in our lease pool contributed significantly to the increase in equipment leasing revenues in the first half of fiscal 2008 as compared to the first half of fiscal 2007. MSE, our Russian subsidiary, had equipment under lease for the full winter season this year and therefore contributed approximately $1.9 million in leasing revenues during the first two quarters of fiscal 2008, an increase of approximately $1.8 million over the same period last year.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $0.5 million and $0.3 million for the quarters ended July 31, 2007 and 2006, respectively. For the six months ended July 31, 2007 and 2006, the gross profit from these transactions amounted to approximately $1.0 million and $1.5 million, respectively. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Occasionally, we will sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment amounted to approximately $0.7 million and $1.0 million in the fiscal quarters ended July 31, 2007 and 2006, respectively. For the six months ended July 31, 2007 and 2006, the gross profit from the sale of this equipment amounted to approximately $1.2 million and $1.3 million, respectively.
     Overall, the gross profit from our Equipment Leasing segment increased to approximately $4.7 million in the second quarter of fiscal 2008 as compared to approximately $4.0 million in the second quarter of fiscal 2007. For the first six months of fiscal 2008 the gross profit from the Equipment Leasing segment amounted to approximately $12.8 million as compared to approximately $9.9 million in the first six months of fiscal 2007. The increases in overall gross profit in the fiscal 2008 periods are attributable to the increase in leasing revenues and a decline in direct costs related to these operations and are in spite of lower gross profit from equipment sales and higher depreciation charges within this segment.
     Depreciation expense related to lease pool equipment for the quarter ending July 31, 2007 amounted to approximately $2.4 million, as compared to approximately $1.8 million for the quarter ended July 31, 2006. For the six months ended July 31, 2007 lease pool depreciation amounted to approximately $4.8 million as compared to approximately $3.6 million for the six months ended July 31, 2006. The increase in depreciation expense was primarily due to our acquisition of additional lease pool equipment primarily during the last half of fiscal 2007.
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
     Direct costs related to seismic leasing amounted to approximately $0.4 million in the three months ended July 31, 2007 and $0.6 million in the three months ended July 31, 2006. We recorded direct costs of $0.8 million related to seismic leasing during the six months ended July 31, 2007 as compared to approximately $1.4 million during the six months ended July 31, 2006. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense; however, costs as a percentage of revenues decreased in fiscal 2008 as compared to previous periods. This decline was primarily due to greater reimbursement of costs from our customers and lower costs to lease certain equipment from third parties.
          Seamap
     The Seamap segment increased revenues by approximately 102% in the second quarter of fiscal 2008 as compared to the same quarter a year ago, to approximately $5.8 million from approximately $2.8 million. For the first six months of fiscal 2008 Seamap sales increase over 165% to approximately $16.1 million from approximately $6.1 million. The increased sales related primarily to our GunLink, BuoyLink and weight collar products, as well as ancillary equipment. Demand for marine seismic equipment is influenced generally by the same factors that impact demand for the rental of seismic equipment.
     The gross profit from the sale of Seamap equipment amounted to approximately $1.9 million, or 33%, of Seamap revenues for the three months ended July 31, 2007, as compared to approximately $1.2 million, or 44%, of Seamap revenues for the three months ended July 31, 2006. For the six months ended July 31, 2007, gross profit from Seamap sales amounted to approximately $4.0 million, or 25% of revenues, as compared to approximately $2.6 million, or 43% of revenues for the three months ended July 31, 2006. Included in first six months of fiscal 2008 was approximately $3.5 million related to ancillary equipment, such as umbilicals and handling systems, which have a much lower gross margin than Seamap’s other products. In addition, sales in the fiscal 2007 periods included a mix of products with higher gross margins. For all of fiscal 2007 Seamap’s gross margin was approximately 27%. For the three months ended July 31, 2007, our consolidated revenues and gross profit were each reduced by approximately $0.1 million due to the elimination of inter-segment sales from the Seamap segment to the Equipment Leasing segment. For the six months ended July 31, 2007, the elimination of inter-segment sales and gross profit amounted to approximately $0.5 million and $0.3 million, respectively.
     Operating Costs
     General and administrative expenses for the quarter ended July 31, 2007 were approximately $3.6 million, compared to approximately $3.8 million for the quarter ended July 31, 2006. The amounts in the second quarter of fiscal 2008 reflect the recovery of previously provided bad debts and lower stock based compensation expense as compared to the same period in fiscal 2007 For the first six months of fiscal 2008 general and administrative expenses amounted to approximately $7.6 million as compared to approximately $7.4 million in the first six months of fiscal 2007. Contributing to the increase in general and administrative expenses in the first six months of fiscal 2008 were costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and higher stock based compensation expense.
     Interest and Other Income, net
     Net interest and other income for the second quarter and first six months of fiscal 2008 amounted to approximately $64,000 and $144,000, respectively, compared to approximately $210,000 and $368,000, respectively, in comparable periods of fiscal 2007. The decrease reflects lower levels of invested funds in fiscal 2008, as well as interest expense on borrowings from our revolving loan agreement, which amounted to $4.5 million for most the first quarter of fiscal 2008.
     Provision for Income Taxes
     Our provision for income taxes for the second quarter of fiscal 2008 amounted to approximately $0.9 million, consisting of current taxes of $0.4 million and deferred taxes of $0.5 million. This compares with a benefit of approximately $49,000 for the second quarter of fiscal 2007. For the first six months of fiscal 2008 our provision for income taxes amounted to approximately $2.8 million, consisting of current taxes of $1.0 million and deferred taxes of $1.8 million. This compares with a provision of approximately $0.1 million for the first six months of fiscal 2007. As of January 31, 2007, we had recognized essentially all of our deferred tax assets, accordingly in the first six months of fiscal 2008 our effective tax rate approximated the expected statutory rate. In prior periods our tax provision generally reflected the recognition of certain deferred tax assets relating primarily to net operating loss carryovers and fixed assets. Income taxes currently payable in the United States have been reduced by approximately $0.5 million due to deductions arising from the exercise of non-qualified stock options. This amount does not reduce our current tax provision but is credited directly to paid-in capital.
Liquidity and Capital Resources
     As of July 31, 2007, we had working capital of approximately $24.1 million and cash and cash equivalents of approximately $13.7 million as compared to net working capital of approximately $13.7 million and cash and cash equivalents of approximately $12.6 million at January 31, 2007. Our working capital increased during the six months ended July 31, 2007 due to working capital generated by operations.
     Cash flow provided by operating activities amounted to approximately $17.5 million in the first six months of fiscal 2008 as compared to cash flows provided by operating activities of approximately $3.4 million in the same six months in fiscal 2007. The approximately $14.1 million difference in cash flows from operating activities resulted from an increase in deferred taxes of $2.2 million, a decrease in the gross profit from the sale of lease pool equipment of $0.7 million, an increase in depreciation and amortization expense of $1.4 million, a decrease in the change in receivables and payables of $5.7 million and a decrease in inventories of approximately $2.9 million. Receivables increased in fiscal 2008 over fiscal 2007 because of the higher revenues. Depreciation was higher in fiscal 2008 as a result of the purchase of equipment late in fiscal 2007.
     Cash flow used in investing activities for the six months ended July 31, 2007 includes capital expenditures for lease pool equipment totaling approximately $17.2 million. Approximately $12.6 million of this amount was attributable to equipment purchased in fiscal 2007, but not paid for until the current year. The remaining $4.6 million of lease pool purchases compares with approximately $4.1 million of capital expenditures for lease pool equipment in the first six months of fiscal 2007. In the first six months of fiscal 2008 we received approximately $1.5 million in cash from the sale of lease pool equipment compared to approximately $3.1 million from the first six months of fiscal 2007. The amount we receive from the sale of lease pool equipment could vary significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. We will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Our net cash used in investing activities for the quarter ended July 31, 2006 reflects a payment of $1.0 million to the former owners of Seamap. This payment was made pursuant to the earn-out arrangement included in the Seamap purchase agreement.
     During the quarter ended April 30, 2007, we borrowed $4.5 million under our $12.5 million revolving loan agreement with First Victoria National Bank. The $4.5 million was repaid before the end of the quarter. We intend to utilize the amounts available under this facility from time to time to fund short term working capital needs. Under this credit agreement we may borrow up to $12.5 million, subject to a borrowing base comprised of eligible accounts receivable and eligible lease pool equipment. We believe that the entire amount of the facility is available to us under these criteria. Any amounts borrowed under the facility are due at the maturity of the facility on February 1, 2009. Interest on outstanding amounts is payable monthly at prime. The facility contains certain financial covenants that require, among other things, that we maintain a debt to shareholders equity ratio of not more than 1.3 to 1.0, maintain a current assets to current liabilities ratio of at least 1.25 to 1.0, and not incur or maintain any indebtedness which exceeds $1.0 million without the prior written consent of the bank, except for certain specific exceptions such as the debt incurred in connection with the Seamap acquisition. In July 2007 we made a payment of $1.5 principal payment under the notes issued in connection with the purchase of Seamap. Financing activities also include the sale of common stock upon the exercise of stock options. These transactions resulted in cash provided of approximately $0.3 million and $0.6 million in the first six months of fiscal 2008 and 2007, respectively.
     As of July 31, 2007, we have commitments outstanding for the purchase of approximately $6.0 million of additional lease pool equipment. We may purchase further amounts should we believe demand from our clients warrants such further purchases; however, the amount and timing of any additional purchases are uncertain.
     During August 2007 we made a $1.0 million payment to the former shareholders of Seamap pursuant to the earn-out provisions of the purchase agreement. This amount, which was accrued as of July 31, 2007, is the final payment due under these earn-out provisions.
     We believe that the obligations discussed above, as well as our other liquidity needs, can be met from cash flow provided by operations. We might, however, utilize our revolving line of credit from time to time to fund short term liquidity needs, such as we did in the first quarter of fiscal 2008. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses, we may seek other sources of debt or equity financing.
     As of July 31, 2007, we had deposits in foreign banks equal to approximately $6.1 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
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
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. In the first step we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. In the second step any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable or (2) a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The evaluation of tax positions and the measurement of the related benefit requires significant judgment on the part of management.
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
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expand disclosures about the use of fair value to measure assets and liabilities. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for our fiscal year beginning February 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on February 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which give rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and the Russian ruble. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2007, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.5 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $348,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 74% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded an increase of approximately $3.6 million in our equity in the six months ended July 31, 2007 related to weakening of the U.S. dollar against the foreign currencies mentioned above.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of July 31, 2007 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities

     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on July 12, 2007. Shareholders of record at the close of business on May 21, 2007, were entitled to (1) elect five directors to serve on our Board of Directors and (2) ratify the selection by the Audit Committee of our Board of Directors of Hein & Associates LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2008. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each matter, are incorporated by reference to Items 5.02 and 8.01 of our Current Report on Form 8-K filed on July 18, 2007.
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

MITCHAM INDUSTRIES, INC.
Date: September 5, 2007	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Index to Exhibits

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