Form 10-Q
period 2007-10-31
MITCHAM INDUSTRIES INC
filed 2007-12-04
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,781,009 shares of common stock, $0.01 par value, were outstanding as of December 3, 2007.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,	January 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,305	$12,582
Accounts receivable, net	14,186	11,823
Current portion of notes receivable, net	1,547	1,787
Inventories	6,157	7,308
Deferred tax asset	944	483
Prepaid expenses and other current assets	1,482	2,003

Total current assets	40,621	35,986
Seismic equipment lease pool and property and equipment, net	43,450	35,432
Goodwill	4,358	3,358
Intangible assets, net	1,784	2,127
Deferred tax asset	—	5,094
Long-term portion of notes receivable and other assets	21	1,305

Total assets	$90,234	$83,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,462	$16,343
Current maturities — long-term debt	1,500	1,500
Income taxes payable	362	328
Deferred revenue	1,594	948
Accrued expenses and other current liabilities	4,327	3,177

Total current liabilities	16,245	22,296
Non-current deferred tax liability	728	—
Non-current income taxes payable	804	—
Long-term debt	—	1,500

Total liabilities	17,777	23,796
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,702 and 10,601 shares issued at October 31 and January 31, 2007, respectively	107	106
Additional paid-in capital	70,596	67,385
Treasury stock, at cost; 921 and 919 shares at October 31 and January 31, 2007, respectively	(4,805)	(4,781)
Accumulated deficit	(2,685)	(6,142)
Accumulated other comprehensive income	9,244	2,938

Total shareholders’ equity	72,457	59,506

Total liabilities and shareholders’ equity	$90,234	$83,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Equipment leasing	$8,402	$6,161	$24,732	$18,141
Lease pool equipment sales	1,661	842	3,153	3,991
Seamap equipment sales	5,144	2,601	20,807	8,593
Other equipment sales	1,998	3,137	6,926	7,090

Total revenues	17,205	12,741	55,618	37,815

Cost of sales:
Direct costs — equipment leasing	475	433	1,296	1,809
Direct costs — lease pool depreciation	2,567	1,956	7,413	5,507
Cost of equipment sales	4,887	4,442	20,956	12,160

Total cost of sales	7,929	6,831	29,665	19,476

Gross profit	9,276	5,910	25,953	18,339

Operating expenses:
General and administrative	5,045	3,330	12,685	10,693
Depreciation and amortization	389	337	1,110	944

Total operating expenses	5,434	3,667	13,795	11,637

Operating income	3,842	2,243	12,158	6,702

Other income (expense)
Interest, net	178	284	319	617
Other, net	(6)	12	(3)	47

Total other income	172	296	316	664

Income before income taxes	4,014	2,539	12,474	7,366

(Provision for) benefit from income taxes	(1,583)	1,324	(4,382)	1,189

Net income	$2,431	$3,863	$8,092	$8,555

Net income per common share:

Basic	$0.25	$0.40	$0.84	$0.89
Diluted	$0.24	$0.38	$0.79	$0.84

Shares used in computing net income per common share:

Basic	9,733	9,609	9,682	9,584
Diluted	10,333	10,069	10,257	10,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net income	$8,092	$8,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,523	6,451
Stock-based compensation	1,628	1,197
Provision for doubtful accounts	165	—
Provision for inventory obsolescence	316	9
Gross profit from sale of lease pool equipment	(2,193)	(2,115)
Excess tax benefit from exercise of non-qualified stock options	(1,219)	(497)
Deferred tax provision (benefit)	1,981	(2,009)
Changes in:
Accounts receivable	(1,429)	(4,727)
Notes receivable	1,535	(154)
Inventories	1,317	(4,734)
Income taxes payable	1,252	730
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(430)	4,562
Prepaid expenses and other current assets	850	(745)

Net cash provided by operating activities	20,388	6,523

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(19,199)	(10,177)
Sales and maturities of short-term investments	—	2,550
Purchases of property and equipment	(434)	(1,585)
Additional payments related to subsidiary acquisition	(1,000)	(1,000)
Sale of used lease pool equipment	3,153	3,991

Net cash used in investing activities	(17,480)	(6,221)

Cash flows from financing activities:
Proceeds from borrowings	4,500	—
Payments on borrowings	(6,000)	—
Proceeds from issuance of common stock upon exercise of warrants and stock options, net of stock surrendered	341	783
Excess tax benefit from exercise of non-qualified stock options	1,219	497

Net cash provided by financing activities	60	1,280
Effect of changes in foreign exchange rates on cash and cash equivalents	755	165

Net increase in cash and cash equivalents	3,723	1,747
Cash and cash equivalents, beginning of period	12,582	16,438

Cash and cash equivalents, end of period	$16,305	$18,185

Supplemental cash flow information:
Interest paid	$248	$154
Income taxes paid	$811	$139
Purchases of seismic equipment held for lease in accounts payable at end of period	$6,485	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2007 for Mitcham Industries, Inc. (“Mitcham” or the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2007; the results of operations for the three and nine months ended October 31, 2007 and 2006; and the cash flows for the nine months ended October 31, 2007 and 2006, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2008.
     Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation. Such reclassifications had no effect on net income.
2. Organization
     Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte. Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.
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
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable (2) a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The Company adopted FIN 48 effective February 1, 2007. See Note 8 — Income Taxes for a discussion of the impact of adoption on the Company’s financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.
3. Balance Sheet

	October
	31,	January 31,
	2007	2007
Accounts receivable:
Accounts receivable	$15,402	$13,035
Allowance for doubtful accounts	(1,216)	(1,212)

Total accounts receivable, net	$14,186	$11,823

Notes receivable:
Notes receivable	$1,561	$3,077
Allowance for doubtful accounts	—	—

	1,561	3,077
Less current portion of notes receivable	(1,547)	(1,787)

Long-term portion of notes receivable	$14	$1,290

Inventories:
Raw materials	$3,432	$3,996
Finished goods	748	2,023
Work in progress	2,774	1,686

	6,954	7,705
Less allowance for obsolescence	(797)	(397)

Total inventories, net	$6,157	$7,308

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$107,480	$88,301
Land and buildings	366	366
Furniture and fixtures	4,972	4,347
Autos and trucks	541	382

	113,359	93,396
Accumulated depreciation and amortization	(69,909)	(57,964)

Total seismic equipment lease pool and property and equipment, net	$43,450	$35,432

4. Goodwill and Other Intangible Assets

	Weighted	October 31, 2007			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	10/31/07	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,358		$4,358	$3,358		$3,358

Proprietary rights	12.7	$1,850	$(288)	$1,562	$1,850	$(195)	$1,655
Covenants not-to-compete	0.7	1,000	(778)	222	1,000	(528)	472

Amortizable intangible assets		$2,850	$(1,066)	$1,784	$2,850	$(723)	$2,127

     On July 12, 2005, the Company acquired 100% of the stock of Seamap. Under the Stock Purchase Agreement dated July 1, 2005, the Company agreed to pay to the sellers certain contingent purchase price payments provided that certain earn-out earnings thresholds and prerequisites are achieved. Earn-out earnings thresholds are based upon total revenues of the acquired companies of Seamap (“earn-out revenues”). For each of the years ending April 30, 2007 through April 30, 2010, the annual earn-out revenues threshold is $10,000. The Company paid the final earn-out threshold payment in August 2007 and recorded $1,000 as additional goodwill. As of October 31, 2007, the Company had goodwill of $4,358, all of which is allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $114 for the three months ended October 31, 2007 and 2006 and $343 for the nine months ended October 31, 2007 and 2006. As of October 31, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal year ended January 31,:
2008	$114
2009	262
2010	123
2011	123
2012 and thereafter	1,162

Total	$1,784

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
     In connection with the Seamap acquisition in July 2005, the Company issued $3,000 in promissory notes payable to the former shareholders of Seamap, of which $1,500 was outstanding at October 31, 2007. The notes bear interest at 5%, which is payable annually on the anniversary of the notes. The remaining principal is due on July 31, 2008.

6. Shareholders’ Equity
     During the nine months ended October 31, 2007, approximately 62 shares were issued upon the exercise of stock options by employees and non-employee directors pursuant to various stock option plans of the Company. Additionally, approximately 23 shares were issued in July 2007 upon the exercise of warrants. The Company granted 16 shares of restricted stock in July 2007 to certain employees. Approximately two shares were surrendered to the Company for payment of taxes upon the vesting of restricted stock.
7. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income	$2,431	$3,863	$8,092	$8,555
Gain from foreign currency translation adjustment	2,752	350	6,306	718

Comprehensive income	$5,183	$4,213	$14,398	$9,273

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
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2002. The Internal Revenue Service has not commenced an examination of any of the Company’s U.S. federal income tax returns.
     The Company is subject to examination by taxing authorities throughout the world, including such major foreign jurisdictions as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, in the second quarter of fiscal 2008, the Canadian federal tax authorities commenced an audit of the Company’s Canadian income tax returns for tax years ended January 31, 2004 through 2007. To date, no adjustments have been proposed as a result of this audit.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $773 for the accrual of interest and penalties at February 1, 2007, which is included as a component of the $4,635 of unrecognized tax benefits. During the three and nine months ended October 31, 2007, the Company recognized approximately $198 and $250, respectively, of potential interest associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.
     The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to October 31, 2008. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could be materially different from these estimates.
9. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding warrants and common stock options having a dilutive effect using the treasury stock method, and from the assumed vesting of unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and nine months ended October 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	9,733	9,609	9,682	9,584

Stock options	575	431	543	545
Unvested restricted stock	25	15	22	12
Warrants	—	14	10	16

Total weighted average common share equivalents	600	460	575	573

Diluted weighted average common shares outstanding	10,333	10,069	10,257	10,157

10. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and nine months ended October 31, 2007 was approximately $643 and $1,628, respectively, and during the three and nine months ended October 31, 2006 was approximately $404 and $1,197, respectively. During the nine months ended October 31, 2007, 16 shares of restricted stock were awarded to certain employees and 226 options to purchase common stock were granted to employees and to the non-employee members of the Company’s Board of Directors.
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
     The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom and Singapore.
     Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2007
	Fixed assets,	Intangible
	net	assets, net	Goodwill
Equipment Leasing	$42,818	$—	$—
Seamap	1,187	1,784	4,358
Eliminations	(555)	—	—

Consolidated	$43,450	$1,784	$4,358

     Results for the three months ended October 31, 2007 and 2006 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2007	2006	2007	2006	2007	2006
Equipment Leasing	$12,061	$10,140	$3,590	$2,932	$3,816	$3,261
Seamap	5,313	2,741	471	(521)	426	(554)
Eliminations	(169)	(140)	(219)	(168)	(228)	(168)

Consolidated	$17,205	$12,741	$3,842	$2,243	$4,014	$2,539

     Results for the nine months ended October 31, 2007 and 2006 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2007	2006	2007	2006	2007	2006
Equipment Leasing	$34,811	$29,222	$10,726	$8,079	$11,234	$8,767
Seamap	21,431	8,816	1,484	(1,154)	1,301	(1,178)
Eliminations	(624)	(223)	(52)	(223)	(61)	(223)

Consolidated	$55,618	$37,815	$12,158	$6,702	$12,474	$7,366

     Sales from the Seamap segment to the Equipment Leasing segment are eliminated in the consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and depreciation expense on the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement about Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”)may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended . This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2007 and elsewhere within this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
     Overview
     We operate in two segments, Equipment Leasing and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our Seamap segment. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. This includes the operations of our Mitcham Canada, Ltd. (“MCL”), Seismic Asia Pacific Pty. Ltd., (“SAP”) and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$12,061	$10,140	$34,811	$29,222
Seamap	5,313	2,741	21,431	8,816
Inter-segment sales	(169)	(140)	(624)	(223)

Total revenues	17,205	12,741	55,618	37,815

Cost of sales:
Equipment Leasing	4,655	4,628	14,914	13,858
Seamap	3,215	2,175	15,314	5,618
Inter-segment costs	59	28	(563)	—

Total cost of sales	7,929	6,831	29,665	19,476

Gross profit	9,276	5,910	25,953	18,339
Operating expenses:
General and administrative	5,045	3,330	12,685	10,693
Depreciation and amortization	389	337	1,110	944

Total operating expenses	5,434	3,667	13,795	11,637

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operating income	$3,842	$2,243	$12,158	$6,702

EBITDA (1)	$6,792	$4,548	$20,678	$13,200
Adjusted EBITDA (1)	$7,435	$4,952	$22,306	$14,397

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$2,431	$3,863	$8,092	$8,555
Interest income, net	(178)	(284)	(319)	(617)
Depreciation and amortization	2,956	2,293	8,523	6,451
Provision for (benefit from) income taxes	1,583	(1,324)	4,382	(1,189)

EBITDA (1)	6,792	4,548	20,678	13,200
Stock-based compensation	643	404	1,628	1,197

Adjusted EBITDA (1)	$7,435	$4,952	$22,306	$14,397

(1)	EBITDA is defined as earnings (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do, and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements and offer technical support during the lease term. The majority of all active leases at October 31, 2007 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
     Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems, which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink GPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).
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
     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Nonetheless, we believe the seismic industry is currently enjoying a period of stable and sustained growth. This is evidenced by increased demand for our equipment and by improving financial results as reported by many seismic contractors. We believe that this increase is being driven by relatively high world oil prices and, to a lesser degree, North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices to a large degree.
     The market for products sold by Seamap is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels.
     Current prices of oil and natural gas have resulted in increased activity in the oil and gas industry and, in turn, resulted in an increased demand for seismic services. This has contributed to an increased demand for leasing of our equipment. We cannot predict how long the current trend will last, but we believe that a depressed oil and gas industry results in lower demand for and, therefore, lower revenues from, the leasing of our equipment. We do not quantitatively calculate utilization rates for our equipment lease pool. However, we do subjectively monitor factors that we believe reflect trends in utilization. We have relatively fixed costs within certain revenue ranges and, as a result, our earnings are particularly sensitive to changes in utilization rates and demand for our lease equipment.
     A significant portion of our revenues are generated from sources outside the United States. For the nine months ended October 31, 2007, revenues from international customers totaled approximately $46.4 million. This amount represents 79% of consolidated revenues for that period. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     For the fiscal quarter ended October 31, 2007, we recorded operating income of approximately $3.8 million, compared to approximately $2.2 million for the same fiscal quarter a year ago, an increase of approximately 71%. Operating income in the first nine months of fiscal 2008 was approximately $12.2 million, as compared to approximately $6.7 million in the first nine months of fiscal 2007, an increase of 81%. The improvements in the operating results for both comparative periods resulted primarily from higher equipment leasing revenues and higher-end Seamap equipment sales, offset by increased general and administrative costs. Income tax benefits from the recognition of deferred tax assets were recorded during fiscal 2007, whereas in the first nine months of fiscal 2008, we have recorded a provision for income taxes at an effective rate of approximately 35%.
     Revenues and Direct Costs
Equipment Leasing
     Revenue from our Equipment Leasing segment is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Equipment leasing	$8,402	$6,161	$24,732	$18,141
Lease pool equipment sales	1,661	842	3,153	3,991
New seismic equipment sales	760	2,570	4,207	4,284
SAP equipment sales	1,238	567	2,719	2,806

	$12,061	$10,140	$34,811	$29,222

     Equipment leasing revenues have increased due to increased demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool, including equipment for marine applications. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity discussed above. In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, we added approximately $18.1 million of new lease pool equipment, including 5,000 stations, or 15,000 channels of Sercel DSU3 428XL equipment and new marine equipment. This increase in our lease pool contributed significantly to the increase in equipment leasing revenues in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. MSE, our Russian subsidiary, had equipment under lease for the full winter season this year and was also able to generate leasing revenues in other areas, such as Kazakhstan, during the balance of the year. Therefore, MSE has contributed approximately $2.4 million in leasing revenues during the first three quarters of fiscal 2008, an increase of approximately $2.3 million over the same period last year.
     We have recently added approximately 5,750 land channels and additional marine streamer sections to our lease pool. Furthermore, we have placed orders for another 6,500 land channels, which we expect to be delivered by the end of the fiscal year. These recent and pending additions to our lease pool have had no effect on our leasing revenues in the first nine months of fiscal 2008 and are not expected to have a material impact on the balance of this fiscal year. However, should demand for the leasing of our equipment remain at current levels, we expect this additional equipment to contribute to our lasing revenues and operating results in fiscal 2009.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $1.4 million and $0.6 million for the quarters ended October 31, 2007 and 2006, respectively. For the nine months ended October 31, 2007 and 2006, the gross profit from these transactions amounted to approximately $2.2 million and $2.1 million, respectively. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Occasionally, we will sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment amounted to approximately $0.5 million and $1.1 million in the fiscal quarters ended October 31, 2007 and 2006, respectively. For the nine months ended October 31, 2007 and 2006, the gross profit from the sale of this equipment amounted to approximately $1.7 million and $2.4 million, respectively.
     Overall, the gross profit from our Equipment Leasing segment increased to approximately $7.4 million in the third quarter of fiscal 2008 as compared to approximately $5.5 million in the third quarter of fiscal 2007. For the first nine months of fiscal 2008 the gross profit from the Equipment Leasing segment amounted to approximately $19.9 million as compared to approximately $15.4 million in the first nine months of fiscal 2007. The increases in overall gross profit in the fiscal 2008 periods are attributable to the increase in leasing revenues and a decline in direct costs related to these operations, despite higher depreciation charges within this segment.
     Depreciation expense related to lease pool equipment for the quarter ending October 31, 2007 amounted to approximately $2.6 million, as compared to approximately $2.0 million for the quarter ended October 31, 2006. For the nine months ended October 31, 2007 lease pool depreciation amounted to approximately $7.4 million as compared to approximately $5.5 million for the nine months ended October 31, 2006. Most of the increase in depreciation expense was due to our acquisition of additional lease pool equipment primarily during the last half of fiscal 2007 and the first quarter of fiscal 2008.
     Revenues and lease pool depreciation costs do not necessarily directly correlate. Over the long-term, depreciation costs are impacted by increases in equipment purchases to meet growing demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation costs. Although some of the equipment in our lease pool has reached the end of its depreciable life, given the increased demand within the seismic industry, the equipment continues to be in service and continues to generate revenue. The depreciable life of equipment in our industry is determined more by technical obsolescence than by usage or wear and tear. Some of our equipment is still capable of functioning appropriately, although fully depreciated. The current high demand for equipment has allowed us to lease older equipment that in periods of lower demand would be idle. Thus, we are able to generate leasing revenues from this older equipment with little or no associated depreciation costs.
     Direct costs related to seismic leasing amounted to approximately $0.5 million in the three months ended October 31, 2007 and $0.4 million in the three months ended October 31, 2006. We recorded direct costs of $1.3 million related to seismic leasing during the nine months ended October 31, 2007 as compared to approximately $1.8 million during the nine months ended October 31, 2006. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense; however, costs as a percentage of revenues decreased in fiscal 2008 as compared to previous periods. This decline was primarily due to greater reimbursement of costs from our customers, lower costs to lease certain equipment from third parties and the effect of slightly longer lease terms on average. Longer lease terms have the effect of increasing equipment utilization without increasing direct costs.

     Seamap
     The Seamap segment increased revenues by approximately 100% in the third quarter of fiscal 2008 as compared to the same quarter a year ago, to approximately $5.3 million from approximately $2.7 million. For the first nine months of fiscal 2008 Seamap sales increased almost 150% to approximately $21.4 million from approximately $8.8 million. Inter-segment revenues are included in these comparisons. The increased sales related primarily to our GunLink, BuoyLink and weight collar products, as well as ancillary equipment. Demand for marine seismic equipment is influenced generally by the same factors that impact demand for the rental of seismic equipment.
     The gross profit from the sale of Seamap equipment amounted to approximately $2.1 million, or 39% of Seamap revenues for the three months ended October 31, 2007, as compared to approximately $0.6 million, or 21% of Seamap revenues for the three months ended October 31, 2006. For the nine months ended October 31, 2007, gross profit from Seamap sales amounted to approximately $6.1 million, or 29% of revenues, as compared to approximately $3.2 million, or 36% of revenues for the nine months ended October 31, 2006. Gross margins, or gross profit as a percentage of sales, for the three months ended October 31, 2006 were negatively impacted by certain design issues related to the GunLink 4000 product. Beginning with the fourth quarter of fiscal 2006, we have seen the gross margins for Seamap increase each quarter due to the resolution of the GunLink 4000 design issues and improved margins related to the GunLink 2000 and GunLink 4000 products. The GunLink 2000 and 4000 margins have improved primarily due to increased production efficiencies. These production efficiencies have resulted from the normal maturation of the production process for new products, such as the GunLink 4000, and from moving most production activities to Singapore from the United Kingdom to take advantage of lower cost structures. Included in the first nine months of fiscal 2008, was approximately $3.5 million in sales from the first quarter that related to ancillary equipment, such as umbilicals and handling systems, which have a much lower gross margin than Seamap’s other products.
     Operating Costs
     General and administrative expenses for the quarter ended October 31, 2007 were approximately $5.0 million, compared to approximately $3.3 million for the quarter ended October 31, 2006. The increase in the fiscal 2008 period resulted from increased provisions for incentive compensation to certain of our senior managers, increased stock-based compensation expense, and a provision for uncollectible accounts receivables made in the third quarter related to a specific account. For the first nine months of fiscal 2008 general and administrative expenses amounted to approximately $12.7 million as compared to approximately $10.7 million in the first nine months of fiscal 2007. Contributing to the increase in general and administrative expenses in the first nine months of fiscal 2008 were the factors described above, as well as costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest and Other Income, net
     Net interest and other income for the third quarter and first nine months of fiscal 2008 amounted to approximately $172,000 and $316,000, respectively, compared to approximately $296,000 and $664,000, respectively, in comparable periods of fiscal 2007. The decrease reflects lower levels of invested funds in fiscal 2008, as well as interest expense on borrowings from our revolving loan agreement. Amounts outstanding under our revolving loan agreement amounted to $4.5 million for most the first quarter of fiscal 2008, with none outstanding for the following two quarters of fiscal 2008.
     Provision for Income Taxes
     Our provision for income taxes for the third quarter of fiscal 2008 amounted to approximately $1.6 million, consisting of current taxes of $1.4 million and deferred taxes of $0.2 million. This compares with a benefit of approximately $1.3 million for the third quarter of fiscal 2007. For the first nine months of fiscal 2008 our provision for income taxes amounted to approximately $4.4 million, consisting of current taxes of $2.4 million and deferred taxes of $2.0 million. This compares with a benefit of approximately $1.2 million for the first nine months of fiscal 2007. As of January 31, 2007, we had recognized essentially all of our deferred tax assets. In prior periods, our tax provision generally reflected the recognition of certain deferred tax assets relating primarily to net operating loss carryovers and fixed assets. Our effective tax rate for the first nine months of fiscal 2008 was approximately 35%. This is slightly higher than the expected statutory rate of 34% due primarily to the accrual of potential interest charges in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Income taxes currently payable in the United States have been reduced by approximately $1.2 million due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but was credited directly to paid-in capital.

Liquidity and Capital Resources
     As of October 31, 2007, we had working capital of approximately $24.4 million and cash and cash equivalents of approximately $16.3 million as compared to net working capital of approximately $13.7 million and cash and cash equivalents of approximately $12.6 million at January 31, 2007. Our working capital increased during the nine months ended October 31, 2007 primarily due to working capital generated by operations.
     Cash flow provided by operating activities was approximately $20.4 million in the first nine months of fiscal 2008 as compared to cash flows provided by operating activities of approximately $6.5 million in the same nine months in fiscal 2007. The approximate $13.9 million difference in cash flows from operating activities resulted from an increase in deferred taxes of $4.0 million, an increase in depreciation and amortization expense of $2.1 million, a decrease in the change in receivables and payables of $5.3 million and a decrease in the changes in inventories of approximately $6.1 million. Receivables increased in fiscal 2008 over fiscal 2007 because of the higher revenues. Depreciation was higher in fiscal 2008 as a result of the purchase of equipment in late fiscal 2007 and early fiscal 2008.
     Cash flow used in investing activities for the nine months ended October 31, 2007 includes purchases of seismic equipment held for lease totaling approximately $19.2 million. This amount reflects approximately $12.6 million attributable to equipment purchased in fiscal 2007, but not paid for until the current year. Approximately $6.5 million of current year additions of equipment, for which payment had not been made as of October 31, 2007, are not included in the purchases of seismic equipment held for lease in the statement of cash flows. Accordingly, additions to our lease pool amounted to approximately $13.0 million in the first nine months of fiscal 2008, as compared to approximately $10.2 million in the first nine months of fiscal 2007. Additions to our lease pool in the first nine months of fiscal 2008 consisted of approximately 8,750 land channels, additional marine streamer sections, marine air compressors, as well as various other land and marine equipment. As of October 31, 2007, we have placed orders for approximately $7.0 million of additional lease pool equipment consisting of 6,500 land channels, geophones and miscellaneous other equipment. We expect to receive all of this equipment before the end of fiscal 2008. Accordingly, we expect additions to our lease pool for fiscal 2008 to total approximately $20.0 million, which will include more than 15,000 land channels.
     In the first nine months of fiscal 2008, we received approximately $3.2 million in cash from the sale of lease pool equipment compared to approximately $4.0 million from the first nine months of fiscal 2007. The amount we receive from the sale of lease pool equipment varies significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. We will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Our net cash used in investing activities for the nine months ended October 31, 2006 and 2007 reflects payments of $1.0 million to the former owners of Seamap pursuant to the earn-out arrangement included in the Seamap purchase agreement. The August 2007 payments were the final payments due under the earn-out provisions.
     During the quarter ended April 30, 2007, we borrowed $4.5 million under our $12.5 million revolving loan agreement with First Victoria National Bank. The $4.5 million was repaid before the end of the quarter. We intend to utilize the amounts available under this facility from time to time to fund short-term working capital needs. Under this credit agreement we may borrow up to $12.5 million, subject to a borrowing base comprised of eligible accounts receivable and eligible lease pool equipment. We believe that the entire amount of the facility is available to us under these criteria. Any amounts borrowed under the facility are due at the maturity of the facility on February 1, 2009. Interest on outstanding amounts is payable monthly at the prime rate. The facility contains certain financial covenants that require, among other things, that we maintain a debt to shareholders equity ratio of not more than 1.3 to 1.0, maintain a current assets to current liabilities ratio of at least 1.25 to 1.0, and not incur or maintain any indebtedness which exceeds $1.0 million without the prior written consent of the bank, except for certain specific exceptions such as the debt incurred in connection with the Seamap acquisition. In July 2007, we made a payment of $1.5 principal payment under the notes issued in connection with the purchase of Seamap. Financing activities also include the sale of common stock upon the exercise of stock options. These transactions resulted in cash provided of approximately $0.3 million and $0.8 million in the first nine months of fiscal 2008 and 2007, respectively.
     As discussed above, we have commitments outstanding for the purchase of approximately $7.0 million of additional lease pool equipment. We may purchase further amounts should we believe customer demand for equipment warrants such further purchases; however, the amount and timing of any additional purchases are uncertain.
     We believe that the obligations discussed above, as well as our other liquidity needs, can be met from cash flow provided by operations. We might, however, utilize our revolving line of credit from time to time to fund short-term liquidity needs, such as we did in the first quarter of fiscal 2008. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses, we may seek other sources of debt or equity financing.
     As of October 31, 2007, we had deposits in foreign banks consisting of both US dollar and foreign currency deposits equal to approximately $6.2 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
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

However, if a fully depreciated asset is not expected to have any revenue generating capacity, then it is removed from our books.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of our lease pool assets for potential impairment when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We typically review all major categories of assets (not each individual asset) in our consolidated lease pool with remaining net book value to ascertain whether or not we believe that a particular asset group will generate sufficient cash flow over their remaining life to recover the remaining carrying value of those assets. Assets that we believe will not generate cash flow sufficient to cover the remaining net book value are subject to impairment. We make our assessments based on customer demand, current market trends and market value of our equipment to determine if it will be able to recover its remaining net book value from future leasing or sales.
     Income Taxes
     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.
     Under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (1) the more positive evidence is necessary and (2) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:
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
     In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The evaluation of a tax position in accordance with FIN 48 is a two-step process. In the first step we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. In the second step any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable or (2) a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The evaluation of tax positions and the measurement of the related benefit require significant judgment on the part of management.

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for our fiscal year beginning February 1, 2008. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which give rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and the Russian ruble. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2007, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.6 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $361,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 52% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded an increase of approximately $6.3 million in our equity in the nine months ended October 31, 2007 related to weakening of the U.S. dollar against the foreign currencies mentioned above.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2007 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)	(b)	(c)	(d)
			Total number of	Maximum
			shares	number of
			purchased as	shares that may
	Total	Average	part of publicly	yet be
	number of	price	announced	purchased
	shares	paid per	plans or	under the plans
Period	purchased	share	programs	or programs
August 1 — 31, 2007	—	—	—	—
September 1 — 30, 2007	1,677	$13.87	—	—
October 1 — 31, 2007	—		—	—

Total	1,677	$13.87	—	—

     Note: All shares were surrendered in payment of taxes due upon the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     Exhibits
     The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-Q.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report of Form 8-K filed on October 24, 2007.	000-25142	10.1

10.2	Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report of Form 8-K filed on October 24, 2007.	000-25142	10.2

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: December 4, 2007	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Index to Exhibits

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report of Form 8-K filed on October 24, 2007.	000-25142	10.1

10.2	Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report of Form 8-K filed on October 24, 2007.	000-25142	10.2

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350