Form 10-K
period 2008-01-31
MITCHAM INDUSTRIES INC
filed 2008-04-14
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-25142
Mitcham Industries, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8141 SH 75 South P.O. Box 1175 Huntsville, Texas	77342 (Zip Code)
(Address of principal executive offices)

936-291-2277
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered

Common Stock — $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $177,748,574 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2008

Common Stock, $0.01 par value per share	9,797,098 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2008 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10K”) may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). This information includes, without limitation, statements concerning:

•	our future financial position and results of operations;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and elsewhere within this Form 10-K. We caution readers to not place undue reliance on forward-looking statements which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Mitcham Industries, Inc. (“MII”), a Texas corporation, was incorporated in 1987. We are engaged directly and through our wholly owned subsidiaries in the leasing of seismic equipment to the oil and gas industry on a worldwide basis. We are also engaged in the sale of new and used seismic equipment and in the design, manufacture and sale of marine seismic equipment. Our operating subsidiaries are Mitcham Canada Ltd (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Seamap (UK) Ltd (“Seamap UK”) and Seamap Pte. Ltd (“Seamap Singapore”). Seamap UK and Seamap Singapore are collectively referred to as “Seamap.”

We operate our business in two segments, Equipment Leasing and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to in this Form 10-K as our “Seamap” segment. For additional information about our business segments, including related financial information, see Note 13 to our consolidated financial statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land, in transition zones (marsh and shallow water areas) and marine areas. We conduct our operations on a worldwide basis and believe that we are the world’s largest independent lessor of seismic equipment. We believe that our competitors, in general, have neither as extensive a seismic equipment lease pool as we do, nor similar exclusive lease referral agreements with seismic equipment suppliers. In recent periods, we have experienced a significant increase in the demand for our equipment. We believe this demand is primarily driven by oil and gas exploration and development activities. Exploration and development activities are impacted by the price of crude oil and natural gas, worldwide demand for these products, economic activity, the maturation of certain petroleum producing basins, the cost of exploration activities and geopolitical issues.

Our equipment is utilized in a variety of worldwide geographic regions which are described in Item 1 — “Business — Customers, Sales, Backlog and Marketing.” We lease seismic equipment worldwide, and, on occasion, sell new or used seismic equipment through MII in Huntsville, Texas, and through MCL in Calgary, Alberta. MSE, from its location in Ufa, Bashkortostan, Russia, leases seismic equipment primarily in the Russian Federation and the Commonwealth of Independent States (“CIS”), which consists of 11 former Soviet Republics. SAP, from its location in Brisbane, Australia, leases seismic equipment in Australia and other locations within the Pacific Rim and also sells new seismic, oceanographic and hydrographic equipment throughout the Pacific Rim. Seamap UK, located in Somerset, United Kingdom and Seamap Singapore, located in Singapore, design, manufacture and sell marine seismic equipment throughout the world.

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique-Veritas (“Sercel” and “CGV,” respectively) and ION Geophysical Corporation. (“ION”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or ION systems. At January 31, 2008, approximately 51% of our equipment lease pool, on a cost basis, consisted of seismic recording channels and related equipment, with the remainder consisting of geophones, compressors, energy source controllers and other peripheral equipment.

We have a supply agreement and exclusive lease referral agreement with Sercel, which we believe provides us with certain competitive advantages primarily due to preferential pricing and expedited delivery arrangements under the agreements. Under this agreement, we are the exclusive worldwide short-term leasing representative for certain products.

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

SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. MII and MCL also sell a broad range of used seismic equipment on a worldwide basis. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink seismic source acquisition and control systems, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink GPS tracking system, which is used to provide precise positioning of seismic sources and streamers.

Business Strategy

Our business strategy is to meet the needs of the seismic industry by leasing a wide range of equipment and to provide technologically advanced solutions for marine seismic applications. To accomplish this, we have identified the following major objectives:

•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool, including the addition of marine equipment. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. We intend to expand our international leasing activities in new geographic areas, including the CIS, Europe, the Middle East and North Africa. We believe there are significant opportunities to continue to expand our international leasing and sales activities. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations.

•	Maintain alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers allow us to expand our equipment lease pool on favorable terms. We believe these relationships provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector. These opportunities could include the introduction of new products or services or the acquisition of existing businesses.

Seismic Technology and the Oil Service Industry

Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920’s, and has advanced significantly with improvements in computing and electronic technologies. Beginning in the early 1990’s, the oil and gas industry significantly expanded its use of 3-D seismic data. 3-D seismic data provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited.

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

In seismic data acquisition, an acoustic wave is generated at or below the earth’s surface through the discharge of compressed air, the detonation of small explosive charges or the use of large mechanical vibrators. As the acoustic wave travels through the earth, it is partially reflected by the underlying rock layers and the reflected energy is captured by sensors, such as geophones, which are situated at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channel boxes, which convert the signals from analog to digital data and transmit this data via cable to the CEU. The CEU stores the seismic data on magnetic tape, disk or other recording media for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.

Historically, a 2-D seismic survey had been the standard data acquisition technique used to map geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys generally require a larger amount of equipment than 2-D surveys. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drill site or define an oil and gas reservoir.

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

Industry advances include the use of high resolution 3-D, three-component geophones (“3D-3C”), which enhance the 3-D image of the sub-surface, and time lapse (“4-D”) seismic techniques, where surveys are periodically reacquired to allow the monitoring of producing oil and gas fields for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs.

With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is now requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these advances, seismic survey channel count has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys, which today average more than 5,000 channels and sometimes use 10,000 or more channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

Seismic surveys utilizing 2-D, 3-D or 4-D techniques require essentially the same equipment. The manner in which the equipment is deployed and the resulting data analyzed differs, however. Accordingly, our equipment can generally be utilized in 2-D, 3-D and 4-D seismic surveys. Since 3-D and 4-D seismic surveys generally utilize significantly more equipment than 2-D seismic surveys, the potential to lease our seismic equipment is increased.

Business and Operations

Equipment Leasing.  We own a comprehensive lease pool of seismic equipment for short-term leasing to our customers, who are primarily seismic data acquisition contractors. We lease this equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. These specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their own inventory of recording channels and related equipment.

Our land equipment lease pool includes a total of approximately 76,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, and other peripheral equipment. Our lease pool of marine seismic equipment includes streamers (recording channels that are towed behind a vessel), air compressors, air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool includes energy source controllers and GPS tracking systems that are manufactured by our Seamap segment.

Our equipment leases generally have terms of three to six months and are typically renewable on a month-to-month basis. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages other than normal wear and tear and replacing destroyed or lost equipment under the terms of our standard lease agreements. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. While it is our general practice to lease our seismic equipment on a monthly basis, we may from time to time lease some equipment on a day rate usage basis in response to market conditions.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In other areas of the world, such as Southeast Asia and Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

Upon completion of a lease, the equipment must generally be returned to one of our facilities for inspection, testing and, if necessary, repair. While the customer is normally responsible for the costs of shipping and repairs, during this time the equipment is not available for lease to another customer. Therefore, managing this process and the utilization of the equipment is an important aspect of our operations. Given the short term of most of our leases, we believe that the highest achievable annual utilization for most of our equipment is approximately 65%. However, many factors can affect this utilization, including the term of our leases, the shipping time required to return equipment to one of our facilities, the time required to inspect, test and repair equipment after return from a lease and the demand for the equipment.

Historically, the majority of the inspection, testing and repair has been done in our Huntsville, Texas or Calgary, Alberta facilities. In fiscal 2008 we added inspection and testing capabilities to our facility in Ufa, Bashkortostan, Russia and inspection, testing and limited repair capabilities to our facility in Singapore. We believe that by expanding these capabilities we will be able to more effectively utilize our equipment and reduce costs associated with these operations. The incremental cost for the additional facilities was not material.

Lease Pool Equipment Sales.  On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margin depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. We generally expect sales of lease pool equipment in future periods to be a smaller component of our business than they have been in the past. However, we will evaluate any opportunities for the sale of equipment from our lease pool, and based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material.

Other Equipment Sales.  The “Other equipment sales” included in our Equipment Leasing segment fall into two broad categories:

•	Sales of new seismic equipment. On occasion, we will sell new seismic equipment in response to a specific demand from a customer. These sales are made in cooperation with our suppliers of lease pool equipment.

•	Sales of hydrographic and oceanographic equipment. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines.

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

Key Supplier Agreements

The Sercel Lease Agreement

In September 2006 we entered into a new Exclusive Equipment Lease Agreement with Sercel under which we are generally the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL products (the “Exclusive Products”), except that we have agreed not to lease the Exclusive Products for use in mainland China and we have non-exclusive rights to lease the Exclusive Products in the CIS. The geographic area covering the exclusive arrangement is referred to as the “Exclusive Territory.”

Under the agreement, we have also agreed not to offer financing leases or leases with terms greater than one year related to the Exclusive Products without Sercel’s prior consent. Sercel has agreed to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory to us and to not recommend any competitor of ours as a source of such rentals. Sercel and we have agreed to cooperate in the promotion and marketing of the Exclusive Products.

The agreement provides that Sercel will grant us specified pricing for the purchase of the Exclusive Products and certain other products. In return, we agreed to purchase a total of 9,000 stations, or 27,000 channels, of the Exclusive Products by December 31, 2008. However, the agreement allows us to purchase other equipment with a comparable value from Sercel in order to satisfy our purchase obligation. We have met our purchase obligations under this agreement.

Other Agreements

SAP has a number of manufacturer’s representation agreements for major product lines, including: acoustic positioning systems, data acquisition systems, geophones, hydrophones, connectors, cables, test equipment, GPS systems, heave compensators and attitude sensors, hydrographic data acquisition systems, magnetometers, tide gauges and current meters, radio positioning equipment, side-scan sonar and sub-bottom profiling systems, underwater communications and location devices, echo sounders and transducers.

Certain software utilized by Seamap’s GunLink products was developed by Tanglesolve Instrumentation, Ltd. (“Tanglesolve”) under a cooperation agreement with Seamap. Under this agreement, Tanglesolve received a royalty payment from the sale of each GunLink product. In December 2007 Seamap acquired all of the capital stock of Tanglesolve. At the time, essentially Tanglesolve’s only assets were the cooperation agreement and the intellectual property related to the GunLink software. In connection with this transaction Seamap entered into a new cooperation agreement with the former shareholders of Tanglesolve whereby they provide certain on-going support services.

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2008, we had approximately 55 lease customers with 87 active leases of various lengths, but typically for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2008, our Seamap segment had a backlog of orders amounting to approximately $4.1 million. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2009.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2008	2007	2006

UK/Europe	$27,892	$9,318	$2,355
Canada	6,820	8,302	8,914
South America	4,153	3,050	3,220
Asia/South Pacific	9,431	9,713	10,479
Eurasia(1)	10,180	4,998	—
Other(2)	4,119	1,940	233

Totals	$62,595	$37,321	$25,201

(1)	Comprised of Eastern Europe, the Russian Federation and the CIS

(2)	Includes Africa and the Middle East

The net book value of our fixed assets in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of Property and Equipment:	2008	2007	2006

United States	$19,602	$12,969	$11,649
Canada	27,108	18,062	5,883
Australia	1,861	1,057	2,167
Russia	3,399	1,965	—
Singapore	634	623	97
United Kingdom	575	756	128

Total	$53,179	$35,432	$19,924

For information regarding the risks associated with our foreign operations, see Item 1A — “Risk Factors.”

For fiscal 2008, we had one customer, CGV, which represented approximately 21% of our consolidated revenues. CGV was created from the merger of Compagnie Generale de Geophysique (“CGG”) and Veritas DGC,

Inc. (“Veritas”), which was effective from January 12, 2007. Both CGG and Veritas were our customers prior to the merger. Had CGV been in existence for all of our fiscal year ended January 31, 2007, sales to that entity would have represented approximately 14% of our total consolidated revenues. Neither CGG nor Veritas individually accounted for more than 10% of our consolidated revenues in fiscal 2007. Veritas represented approximately 10% of fiscal 2006 total revenues. No other customer exceeded 10% of revenues for fiscal 2006.

Competition

Our major competitors are the major seismic equipment manufacturers who sell equipment on financed terms. We face lesser competition from several companies that engage in seismic equipment leasing, but competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool as we do. We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) variety and availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad base of seismic equipment owners, including seismic data acquisition contractors, which use and eventually dispose of seismic equipment, many of which have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from, Sercel, a subsidiary of CGV. However, we also acquire lease pool equipment from a number of other suppliers including ION, Bauer Compressors, Inc. and OYO Geospace Corporation. Management believes that our current relationships with our suppliers are satisfactory. For additional information regarding the risk associated with our suppliers, see Item 1A “Risk Factors.”

Employees

As of January 31, 2008, we employed 126 people full-time, none of whom is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by our Seamap segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. We currently have no patents covering any of this intellectual property. For additional information regarding the risks associated with our intellectual property, see Item 1A — “Risk Factors.”

Website Access to Our Periodic SEC Reports

Our internet address is http://www.mitchamindustries.com. We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge through our website. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.

We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Form 10-K.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only ones we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.

You should refer to the explanation of the qualifications and imitations on forward-looking statements on page 1 of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.

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

Loss of Significant Customers Will Adversely Affect Us

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2008, 2007 and 2006, our single largest customer accounted for approximately 21%, 14% and 10%, respectively, of our consolidated revenues. Our five largest customers accounted for approximately 46% of our consolidated revenues in the fiscal year ended January 31, 2008. There has recently been considerable consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of our customers and could result in a decrease in the demand for our equipment.

Significant Defaults of Past-Due Customer Accounts Would Adversely Affect Our Results of Operations

On January 31, 2008, we had approximately $19.7 million of customer accounts and contracts receivable, of which approximately $4.9 million was over 90 days past due. At January 31, 2008, we had an allowance of approximately $1.5 million to cover losses in our receivable balances. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

We Derive Significant Revenues from Foreign Sales, Which Pose Additional Risks to Our Operations

Our results of operations are dependent upon the current political and economic climate of several countries in which our customers either operate or are located. International sources of revenues (including Canada) accounted for approximately 82% of our revenues in the fiscal year ended January 31, 2008. Accordingly, our business and results of operations are subject to various risks inherent in international operations. These risks include, but are not limited to, the following:

•	instability of foreign economies, governments and government-owned oil and gas companies;

•	risks of war, political unrest or seizure of assets;

•	foreign exchange restrictions, laws and other policies affecting trade and investment; and

•	the difficulty and cost of enforcing contracts.

In addition, many of our operations are conducted in currencies other than U.S. dollars. Those currencies include the Canadian dollar, the Australian dollar, the Singapore dollar, the Russian ruble and the British pound sterling. Therefore, we are subject to risks from fluctuations in the value of those currencies. Our internationally-sourced revenues are also subject to the risk of currency exchange controls (in which payment could not be made in U.S. dollars), taxation policies, and expropriation, as well as to political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards.

Foreign Currency Exchange Rates Have Increasingly Materially Affected Our Financial Statements

For accounting purposes, balance sheet accounts of our operating subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has in the past been, and may in the future be, material because of the significant amount of assets held by our international subsidiaries and the fluctuations in the foreign exchange rates.

Our Operations and Financial Condition Will Be Materially Adversely Affected if We Are Unable to Continually Obtain Additional Lease Contracts

Our seismic equipment leases typically have a term of three to six months and provide gross revenues that recover only a portion of our capital investment on the initial lease. Our ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lease customers are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although we have been successful in obtaining additional lease contracts with other customers after the termination of the original leases, we cannot assure you that we will continue to do so. Our failure to obtain additional leases or extensions beyond the initial lease term would have a material adverse effect on our operations and financial condition.

Our Failure to Attract and Retain Key Personnel Could Adversely Affect Our Operations

Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our President and Chief Executive Officer. The loss of the services of Mr. Mitcham or other personnel could have a material adverse effect on our operations.

Our Seismic Lease Pool is Subject to Technological Obsolescence

We have a substantial capital investment in seismic data acquisition equipment. The development by manufacturers of seismic equipment of newer technology systems or component parts that have significant competitive advantages over seismic systems and component parts now in use could have an adverse effect on our ability to profitably lease and sell our existing seismic equipment. Significant improvements in technology may also require us to recognize an asset impairment charge to our lease pool investment and to correspondingly invest significant sums to upgrade or replace our existing lease pool with newer-technology equipment demanded by our customers, which could affect our ability to compete as well as have a material adverse effect on our financial condition.

Seasonal Conditions Cause Fluctuations in Our Operating Results

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

We Face Competition in Our Seismic Equipment Leasing Activities

We have several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers and data acquisition contractors that use seismic equipment, many of which have substantially greater financial resources than our own. Competition exists to a lesser extent from seismic data acquisition contractors that may lease equipment that is temporarily idle. There are also several smaller competitors that, in the aggregate, generate significant revenues from the sale of seismic survey equipment. Pressures from existing or new competitors could adversely affect our business operations.

We Rely on a Small Number of Suppliers and Disruption in Vendor Supplies Could Adversely Affect Our Results of Operations

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations.

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

Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there may be interruptions or delays in the activation of products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that cannot be promptly resolved, confidence in our products could be undermined, which could have a material adverse effect on our operations.

Risks Related to Raw Materials.  We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products may be available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, may allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, we cannot assure you that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues.

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

Recent Growth Many Not Be Sustainable

In recent periods we have experienced significant growth in revenues, driven in large part be generally favorable economic conditions within the oil and gas industry in general and within the seismic services industry specifically. This growth may not be sustainable and, accordingly, our recent growth may not be indicative of future results of operations.

Because We Have No Plans to Pay Any Dividends for the Foreseeable Future, Investors Must Look Solely to Stock Appreciation for a Return on Their Investment in Us

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements and other factors that our Board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions in Our Articles of Incorporation and Texas Law Could Discourage a Takeover Attempt, Which May Reduce or Eliminate the Likelihood of a Change of Control Transaction and, Therefore, the Ability of Our Shareholders to Sell Their Shares for a Premium

Provisions of our Articles of Incorporation and the Texas Business Corporation Act may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our Board of Directors but that our shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. Because our Board of Directors is authorized to issue preferred stock with preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock. Although we have no shares of preferred stock outstanding and no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We occupy the following facilities that we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (In Square Feet)	Owned or Leased

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned
Calgary, Alberta, Canada	Office and warehouse	33,500	Leased
Salisbury, Australia	Office and warehouse	4,400	Leased
Singapore	Office and warehouse	20,000	Leased
Shepton Mallet, United Kingdom	Office and warehouse	12,300	Leased
Ufa, Bashkortostan, Russia	Office and warehouse	6,000	Leased

Item 3.	Legal Proceedings

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

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year Ended January 31, 2008:
First Quarter	$16.43	$12.75
Second Quarter	20.64	14.00
Third Quarter	21.98	15.30
Fourth Quarter	21.92	15.76
Fiscal Year Ended January 31, 2007:
First Quarter	$25.95	$14.62
Second Quarter	17.66	10.60
Third Quarter	13.94	9.58
Fourth Quarter	14.99	10.78

As of April 2, 2008, there were approximately 6,000 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on the common stock since our inception, and our Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, for use in developing and expanding our business. In the future, our payment of dividends will also depend on the amount of funds available, our financial condition, capital requirements and such other factors as our Board of Directors may consider.

As of January 31, 2008, we had deposits in foreign banks equal to approximately $7.7 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2003 through January 31, 2008, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2003, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mitcham Industries, Inc., The S&P Smallcap 600 Index
And A Peer Group

*	$100 invested on 1/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending January 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08
Mitcham Industries, Inc.	$100.0	$259.03	$429.17	$1773.61	$936.81	$1166.67
S&P Smallcap 600	100.0	147.86	172.29	205.71	223.02	207.21
Peer Company Index	100.0	221.14	322.14	528.11	815.33	921.32

The peer companies index consists of: Compagnie Generale de Geophysique-Veritas (NYSE: GGV), Dawson Geophysical Company (NASDAQ: DWSN), Ion Geophysical Corp. (NYSE: IO) and Omni Energy Services Corp. (NASDAQ: OMNI).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fourth quarter of the fiscal year ended January 31, 2008.

Item 6.	Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements including the footnotes thereto.

	Year Ended January 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share amounts)

Total revenues	$76,421	$48,910	$34,589	$26,368	$22,406
Income (loss) from continuing operations	11,439	9,285	10,855	2,049	(3,574)
Income (loss) from continuing operations per common share — basic	1.18	0.97	1.19	0.23	(0.41)
Income (loss) from continuing operations per common share — diluted	1.11	0.93	1.10	0.22	(0.41)
Balance Sheet Data:
Cash and short-term investments	13,884	12,582	18,988	13,138	6,834
Seismic equipment lease pool and property and equipment, net	53,179	35,432	19,924	19,725	25,359
Total assets	103,901	83,302	57,620	41,395	40,730
Long-term debt	—	1,500	3,000	—	2,418
Total liabilities	28,133	23,796	10,169	7,518	9,933
Total shareholders’ equity	75,768	59,506	47,451	33,877	30,797

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, equipment leasing and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. This includes the operations of our MCL, SAP and MSE subsidiaries. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment:

	Year Ended January 31,
	2008	2007	2006
	(In thousands)

Revenues:
Equipment Leasing	$51,701	$37,683	$30,569
Seamap	25,383	12,274	4,020
Less inter-segment sales	(663)	(1,047)	—

Total revenues	76,421	48,910	34,589

Cost of sales:
Equipment Leasing	23,830	17,531	15,129
Seamap	17,381	8,927	1,735
Less inter-segment costs	(596)	(631)	—

Total direct costs	40,615	25,827	16,864

Gross profit
Equipment Leasing	27,871	20,152	15,440
Seamap	8,002	3,347	2,285
Less Inter-segment amounts	(67)	(416)	—

Total gross profit	35,806	23,083	17,725

Operating expenses:
General and administrative	17,425	14,970	9,437
Provision for doubtful accounts	460	251	188
Depreciation and amortization	1,476	1,307	648

Total operating expenses	19,361	16,528	10,273

Operating income	$16,445	$6,555	$7,452

EBITDA(1)	$28,327	$15,540	$17,044
Adjusted EBITDA(1)	$30,580	$17,185	$17,197
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$11,439	$9,285	$10,855
Interest income, net	(479)	(836)	(422)
Depreciation, amortization and impairment	11,879	8,919	9,575
Provision for (benefit from) income taxes	5,488	(1,828)	(2,964)

EBITDA(1)	28,327	15,540	17,044
Stock-based compensation	2,253	1,645	153

Adjusted EBITDA(1)	$30,580	$17,185	$17,197

(1)	EBITDA is defined as net income (loss) before (i) interest income, net of interest expense, (ii) provision for (or benefit from) income taxes and (iii) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at January 31, 2008 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. We also occasionally sell new seismic equipment that we acquire from other manufacturers. In addition to leasing seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In other areas of the world, such as Southeast Asia and Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

The oil and gas exploration industry has enjoyed generally sustained growth in recent periods, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, have benefited from this growth. Our revenues are directly related to the level of worldwide oil and gas exploration activities and to the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Nonetheless, we believe the seismic industry is currently enjoying a period of stable and sustained growth. This is evidenced by increased demand for our equipment, improving financial results as reported by many seismic contractors and announcements by some seismic contractors of increased crew count and channel count. We believe that this increase is being driven by relatively high world oil and North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices to a large degree.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels.

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

We have responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During fiscal 2008 and 2007 we added approximately $26.0 million and $25.5 million, respectively, of equipment to our lease pool. We have also attempted to improve the utilization of our lease pool by establishing test facilities in Russia and in Singapore. Should the present growth for the seismic industry continue, we expect to add new equipment to our lease pool. We may also establish operating locations in new geographic areas, but we have no plans to do so at the current time.

We also may seek to expand our lease pool by acquiring different types of equipment or equipment which can be used in different types of seismic applications. We have done this in the past such as adding marine seismic equipment to our lease pool. We recently placed an order for equipment used in vertical seismic profiling (“VSP”) applications. VSP is a technology in which seismic recording devices are introduced into a well bore, such as an oil or gas well. VSP technology has a wide array of application, some of which are not related to oil and gas exploration. These applications include 3D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. The amount of equipment that we have committed to acquire has not been material to date but could be in the future.

A significant portion of our revenues are generated from foreign sources. For the years ended January 31, 2008, 2007 and 2006, revenues from international customers totaled approximately $62.6 million, $37.3 million and $25.2 million, respectively. These amounts represent 82%, 76% and 73% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars, Russian rubles and British pounds sterling.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For the fiscal year ended January 31, 2008, we recorded operating income of approximately $16.4 million, compared to approximately $6.6 million for the fiscal year ended January 31, 2007 and approximately $7.5 million for the fiscal year ended January 31, 2006. The improvements in operating income are primarily attributable to increased equipment leasing activity and the contribution of the Seamap segment. However, our results for the year ended January 31, 2007 were negatively impacted by issues in our Seamap segment related to a new product that was introduced during this period as more fully discussed below.

Our Equipment Leasing segment recorded increased gross profit in the year ended January 31, 2008 of approximately $27.9 million, as compared to approximately $20.2 million and $15.4 million for the years ended January 31, 2007 and 2006, respectively. These increases were due primarily to the increased rental activity and the expansion of our lease pool of equipment during these periods.

Our Seamap segment recorded gross profits of $8.0 million, $3.3 million and $2.3 million in the years ended January 31, 2008, 2007 and 2006, respectively. These increases are primarily the result of increased sales of our GunLink and BuoyLink products and are in spite of the new product issues identified above.

Effective February 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). Accordingly, the amount of expense recognized related to stock based compensation during the year ended January 31, 2008 was approximately $2.3 million, as compared to approximately $1.6 million in the year ended January 31, 2007 and $153,000 in the year ended January 31, 2006.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment is comprised of the following:

	Year Ended January 31,
	2008	2007	2006
	(In thousands)

Revenues:
Equipment leasing	$34,364	$24,942	$22,104
Lease pool equipment sales	3,488	4,297	5,218
New seismic equipment sales	9,350	5,071	1,046
SAP equipment sales	4,499	3,373	2,201

	51,701	37,683	30,569
Cost of sales:
Lease pool depreciation	10,403	7,612	8,310
Lease pool impairment	—	—	617
Direct costs — equipment leasing	1,846	2,167	2,907
Cost of lease pool equipment sales	1,019	1,961	950
Cost of new seismic equipment sales	7,376	3,884	826
Cost of SAP equipment sales	3,186	1,907	1,519

	23,830	17,531	15,129

Gross profit	$27,871	$20,152	$15,440

Gross profit margin	54%	53%	51%

In fiscal 2008 our equipment leasing revenues increased approximately $9.4 million, or 38% over fiscal 2007, and fiscal 2007 equipment leasing revenues increased approximately $2.8 million, or 13% over fiscal 2006. Equipment leasing revenues have increased in each of the past three fiscal years due to increased demand for seismic equipment, expansion into new geographic markets, including Russia and the CIS, and expansion of our lease pool, including equipment for marine applications. The demand for seismic equipment is primarily driven by the global oil and gas exploration issues discussed above. In fiscal 2008, we acquired approximately $26.0 million of new lease pool equipment due to additional demand from customers. However, approximately $13.0 million of this equipment was acquired in the fourth quarter and did not contribute significantly to our leasing revenues in fiscal 2008. Likewise, in fiscal 2007 we added approximately $25.5 million of new lease pool equipment, of which approximately $15.4 million was added in the fourth quarter of that year.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to occur as opportunities arise and accordingly are difficult to predict. The gross profit and related gross profit margin from the sales of lease pool equipment amounted to approximately $2.5 million (71%) in fiscal 2008, $2.3 million (54%) in fiscal 2007, and $4.3 million (82%) in fiscal 2006. Often the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers. Often these arrangements are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. In the year ended January 31, 2008, we entered into two such transactions in which we financed a portion of the selling price for periods of approximately 12 to 24 months. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit and related gross profit margin from the sale of new seismic, hydrographic and oceanographic equipment amounted to approximately $3.3 million (24%), $2.7 million (31%), and $895,000 (28%) in the years ended January 31, 2008, 2007 and 2006, respectively.

Depreciation expense related to lease pool equipment for fiscal 2008 amounted to approximately $10.4 million, as compared to approximately $7.6 million in fiscal 2007 and approximately $8.3 million in fiscal 2006. The increase in depreciation expense from fiscal 2007 to fiscal 2008 was attributable to the additions we made to our lease pool in fiscal 2007 and fiscal 2008. However, as a significant portion of the equipment was added in the fourth quarter of fiscal 2008 the impact of that equipment on depreciation expense for fiscal 2008 was not significant. The decline in depreciation expense from fiscal 2006 to fiscal 2007 was due to more of our equipment becoming fully depreciated. At January 31, 2008, lease pool assets with an acquisition cost of approximately $46.7 million were fully depreciated, yet remained in service. This compares to $41.0 million at January 31, 2007 and approximately $41.1 million at January 31, 2006. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

Our business generally parallels trends in the oil and gas industry. When the oil and gas industry was depressed over the period from 1998 to 2004, we experienced net losses for those periods. As the oil and gas industry is on an upward trend, we are experiencing increased demand for our equipment, including equipment that has been fully depreciated. Increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenues on a lease contract. During periods of high demand, such as the one we are currently experiencing, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Although some of the equipment in our lease pool has reached the end of its depreciable life, given the increased demand, the equipment continues to be in service and continues to generate revenues. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately. Currently, in our industry, higher demand is generating more leasing revenues and older equipment is more in demand than in prior periods.

We recorded direct costs related to seismic leasing for fiscal 2008 in the amount of approximately $1.8 million as compared to approximately $2.2 million in fiscal 2007 and approximately $2.9 million in fiscal 2006. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. Costs in fiscal 2008 and fiscal 2007 decreased in spite of higher leasing revenues, primarily due to greater reimbursement of costs from our customers and lower costs to lease certain equipment from others.

We recorded a non-cash impairment charge of approximately $600,000 against our seismic equipment lease pool in fiscal 2006 attributable to land systems, cables, geophones, land peripherals, marine and other equipment.

Seamap

Revenues and cost of sales for our Seamap segment are as follows:

	Year Ended January 31,
	2008	2007	2006
	(In thousands)

Equipment sales	$25,383	$12,274	$4,020
Cost of equipment sales	17,381	8,927	1,735

Gross profit	$8,002	$3,347	$2,285

Gross profit margin	32%	27%	57%

We acquired Seamap in July 2005; accordingly, our fiscal 2006 results do not include results related to Seamap for the full period. Aside from this effect, sales of Seamap equipment have increased significantly due primarily to sales of our GunLink and BuoyLink products, as well as ancillary products such as umbilicals and handling systems. In addition, fiscal 2007 and 2008 results were impacted by certain timing issues as discussed more fully below.

In September 2006, we were notified by a customer of certain mechanical failures relating to a specific version of our GunLink 4000 product that was introduced by our Seamap segment earlier that year. The GunLink product line is utilized on seismic vessels to coordinate and control the energy sources utilized in marine seismic surveys. This version of the GunLink 4000 product is designed to operate with an energy source, an air gun in this case, recently introduced by another manufacturer. In cooperation with our customer, we immediately began to investigate the cause of the failure. The investigation revealed a design flaw in this particular version of the GunLink 4000 product. The design flaw did not affect the functionality of the conventional air gun version of this product, which we confirmed through an evaluation of the conventional version. We have completed changes to correct the design flaw. Certain of these changes were implemented in all versions of the GunLink 4000 product to ensure compatibility in the production process. During this process we incurred significant costs, which we expect to be non-recurring, amounting to approximately $1.7 million in fiscal 2007. These costs include the cost to investigate and redesign the product, costs to support the operations of our customers during the process, including replacement components and on-site support, and replacement and refurbishment of some components of our inventory.

As a result of these problems, one GunLink 4000 system that we had expected to ship during the year was delayed and not delivered until March 2007. In addition, the order for an additional GunLink 4000 that had been scheduled for delivery during the year ended January 31, 2008 was converted to an order for a GunLink 2000 system, which was delivered in fiscal 2008. Had these shipments occurred as originally anticipated, revenues for equipment sales would have increased by approximately $2.0 million for the year ended January 31, 2007 and decreased by the same amount in fiscal 2008.

The gross profit margin for fiscal 2006 is not comparable to fiscal 2007 or fiscal 2008 due to the significantly lower level of sales and the product mix during that period. The gross profit margin increased in fiscal 2008 to 32% from 27% in fiscal 2007. This increase is impacted by a number of factors. During fiscal 2008 we moved the production of our GunLink products to our Singapore facility from our facility in the U.K. which resulted in generally lower labor and material costs for these products. Additionally, as the production process for the GunLink products has matured we have gained production efficiencies which have contributed to higher gross margins. Furthermore, the gross margin for fiscal 2007 was negatively impacted by the costs related to the design issue discussed above. Offsetting these factors, however, was the impact of sales in fiscal 2008 of various ancillary products such as umbilicals and handling systems which produced a much lower gross margin than our other products.

Prior to December 2007 in connection with the sale of each GunLink system we were required to pay a royalty to a party who had developed certain software utilized by those products. In December 2007 we purchased the intellectual property related to that software and, accordingly, are no longer required to pay the royalty. Had we owned this intellectual property during fiscal 2008 and 2007, we estimate that our gross profit for those periods would have been improved by approximately $1.7 million and $964,000, respectively.

Operating Expenses

General and administrative expenses for fiscal 2008 amounted to approximately $17.4 million, compared to approximately $15.0 million and $9.4 million in fiscal 2007 and 2006, respectively. The increase in fiscal 2008 from fiscal 2007 was attributable to additional stock-based compensation expense, increased expense related to our incentive compensation program for senior managers and higher costs associated with our generally higher level of operations. A significant portion of the increase from fiscal 2006 to fiscal 2007 was attributable to the operations of Seamap. We acquired Seamap in July 2005 and accordingly, fiscal 2007 was the first year to include a full twelve months of these operations as compared to seven months of operations in fiscal 2006.

In fiscal 2008, we recorded stock-based compensation expense of approximately $2.3 million, as compared to approximately $1.6 million in fiscal 2007 and $153,000 in fiscal 2006. Under SFAS 123R, which we adopted effective February 1, 2006, the fair value of stock-based awards, such as stock options and restricted stock, is estimated at the time of the grant. This estimated value is then amortized over the expected vesting period of the award as compensation expense. Prior to our adoption of SFAS 123(R), compensation expense was only recognized in connection with restricted stock awards. In fiscal 2008 we adopted an incentive compensation program for our senior managers in order to attract and retain key personnel. As our operations have expanded we have incurred higher level of general and administrative costs related to personnel, facilities and travel.

During fiscal 2008, 2007 and 2006, we recorded a provision for doubtful accounts in the amount of $460,000, $251,000 and $188,000, respectively. At January 31, 2008 and 2007, we had trade accounts and note receivables over 90 days past due of approximately $4.9 million and $4.0 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectible. As of January 31, 2008 and 2007, our allowance for doubtful accounts and notes receivable amounted to approximately $1.5 million and $1.2 million, respectively.

Depreciation and amortization, other than lease pool depreciation, amounted to approximately $1.5 million in fiscal 2008 as compared to approximately $1.3 million in fiscal 2007 and $648,000 in fiscal 2006. This increase reflects the impact of amortization of intangible assets acquired with Seamap and depreciation of office furniture, equipment and leasehold improvements.

Interest and Other Income, net

Net interest and other income for fiscal 2008 amounted to approximately $482,000, compared to approximately $902,000 in fiscal 2007 and net interest expense of approximately $439,000 in fiscal 2006. The decrease from fiscal 2007 to fiscal 2008 and the increase from fiscal 2006 to fiscal 2007 reflect higher levels of invested funds in fiscal 2007. In fiscal 2008 we utilized a significant portion of our cash resources to acquire additional lease pool equipment and therefore funds available for temporary investment were lower on average during this period.

Provision for Income Taxes

In fiscal 2008 our provision for income taxes amounted to approximately $5.5 million. This amount included current taxes of $4.0 million, deferred taxes of $1.1 million and estimated penalties and interest of $400,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $2.9 million in United States taxes and approximately $1.1 million payable to foreign jurisdictions, primarily Australia, Singapore and Russia. Income taxes currently payable in the United States were reduced by approximately $1.9 million due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of SFAS 123R. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. (See Note 10 — to our consolidated financial statements).

Our provision for income taxes for fiscal 2007 consisted of a current provision of approximately $690,000 and a deferred benefit of approximately $2.5 million. Income taxes currently payable in the United States were reduced by approximately $390,000 due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of SFAS 123R. The deferred tax benefit arose from the recognition of deferred tax assets, for which we had partially provided a valuation allowance in prior periods. The deferred tax assets consist primarily of net operating losses carry forwards from prior periods and book/tax differences related to fixed assets. In prior periods we had not fully recognized these deferred tax assets as their realization was not assured beyond a reasonable doubt. However, given our profitable operations in fiscal 2007 and 2006 and our expectation of profitable operations in future periods, we relieved the remaining valuation allowance and recognized the remaining deferred tax assets in the year ended January 31, 2007.

In fiscal 2006 we had a current tax provision of approximately $36,000 and a deferred income tax benefit of $3.0 million as a result of a reduction of our valuation allowance by that same amount. At January 31, 2007, we evaluated potential realization of our deferred tax assets and as a result reduced the valuation allowance.

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities. The principal factor that has affected our cash flows is a marked increase in oil and gas exploration and development activities. Increases in the price of oil and natural gas have improved market conditions and have increased demand for our equipment.

As of January 31, 2008, we had working capital of approximately $14.0 million and cash and cash equivalents of approximately $13.9 million as compared to working capital of approximately $13.7 million and cash and temporary investments of approximately $12.6 million at January 31, 2007. Our working capital was essentially unchanged at January 31, 2008 from the January 31, 2007 as the majority of the working capital generated by our operations was invested in additional lease pool equipment.

Cash flows provided by operating activities amounted to approximately $31.0 million in fiscal 2008 as compared to approximately $3.6 million in fiscal 2007 and $11.2 million in fiscal 2006. For fiscal 2008 the primary sources of cash provided by operating activities were net income of $11.4 million and non-cash charges, including depreciation and amortization totaling approximately $11.9 million, deferred tax expense of approximately $1.1 million and stock-based compensation of approximately $2.3 million. These amounts were offset by the gross profit from the sale of lease pool equipment of approximately $2.5 million. The net change in other current assets and liabilities increased net cash provided by operating activities for fiscal 2008 by approximately $7.5 million. Included within this net change were several significant items. Increases in trade accounts and contracts receivable resulted in a decrease of approximately $4.5 million. These changes were due to increased revenues and the resulting increase in trade accounts receivable and sales of new seismic equipment during the year with expanded payment terms (see “Results of Operations” above). The improvement in cash flows from operating activities during fiscal 2008 were driven by an increase of approximately $7.6 million in accounts payable, accrued liabilities and other current liabilities and by an increase of approximately $2.9 million in income taxes payable. Income taxes payable increased because during fiscal 2008 we utilized our remaining net operating loss carryovers in the United States and became a current taxpayer in that jurisdiction. The change in accounts payable, accrued liabilities and other current liabilities related primarily to the effect of lease pool equipment purchases.

In fiscal 2008, 2007 and 2006 we acquired approximately $26.0 million, $25.5 million and $8.2 million, respectively of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2008 included in accounts payable was approximately $8.6 million related to lease pool purchases. These amounts were settled in the first quarter of fiscal 2009. As of January 31, 2007 the amount in accounts payable related to lease pool purchases was approximately $12.6 million. Accordingly, our Consolidated Statements of Cash Flows for the years ended January 31, 2008, 2007 and 2006 indicated purchases of equipment held for lease of approximately $30.0 million, $12.9 million and $8.2 million, respectively. During fiscal 2008 we added significant amounts of new land seismic equipment, including approximately 20,000 new land recording channels. Other equipment added to our lease pool during this period included marine compressors, gun controllers manufactured by our Seamap segment, marine streamer sections, as well as an assortment of other land and marine equipment. Our purchases of lease pool equipment are generally made in response to specific customer demand. Accordingly, we cannot accurately predict future levels of lease pool purchases. Based on current conditions within our industry, we expect to continue to make significant investments in new lease pool equipment. However, we can not predict if future purchases, including those made in fiscal 2009, will be of a similar magnitude to the purchases made in fiscal 2008 and fiscal 2007, or if purchases in fiscal 2009 will exceed those levels.

Cash flows from investing activities for each of the three years ended January 31, 2008 reflect proceeds of approximately $3.5 million, $4.3 million and $5.2 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment.

In fiscal 2008, we paid the former shareholders of Seamap $1.0 million in settlement of the final earn-out payment due in connection with the acquisition of Seamap in fiscal 2006. We made an identical earn-out payment in fiscal 2007. Also, in fiscal 2008, we paid approximately $2.8 million to purchase an entity that owned the intellectual property related to software utilized on one of Seamap’s primary products, GunLink. In addition to the intellectual property, this entity held an account receivable from Seamap in the amount of approximately $2.1 million arising from royalties from the use of that intellectual property. Accordingly, our expenditure related to the acquisition of Seamap and related activities amounted to approximately $3.8 million in fiscal 2008, $1.0 million in fiscal 2007 and $2.5 million in fiscal 2006. The amount expended in fiscal 2006 represents the cash portion of the purchase price for Seamap, net of cash acquired.

Financing activities include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash infusions of $356,000, $861,000 and $1.6 million in fiscal 2008, 2007 and 2006, respectively. In fiscal 2006 we utilized $918,000 in cash for the repayment of borrowings.

On February 1, 2007, we extended our $12.5 million revolving loan agreement with First Victoria National Bank (the “Bank”) which we originally entered into on June 27, 2005. The agreement amended the arrangement to provide for a maturity date of February 1, 2009. All other terms of the agreement remain unchanged. The facility bears interest at the prime rate. Amounts available under the facility are subject to a borrowing base comprising eligible accounts receivable and eligible lease pool equipment. We believe that the full amount of the facility is available for borrowing based on these criteria. Interest on any outstanding principle balance is payable monthly, while the principal is due at the end of the two-year term. The revolving loan agreement also contains certain financial covenants that require, among other things, that we maintain a debt to shareholders’ equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1.0 million without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. During the first quarter of fiscal 2008, we borrowed and subsequently repaid $4.5 million pursuant to this revolving credit facility. We used the proceeds to partially fund the purchase of lease pool equipment. In February 2008 we borrowed $3.0 million, also to partially fund the purchase of lease pool equipment. As of April 7, 2008, there is $4.0 million outstanding under the facility. We intend to utilize this facility from time to time to fund short term working capital needs, such as the purchase of lease pool equipment.

In connection with the July 2005 Seamap acquisition, we issued $3.0 million in promissory notes payable to the former shareholders of Seamap. The notes bear interest at 5% annually with interest payable annually at each anniversary date of the notes. Principal is payable in two equal installments on the second and third year anniversary of the notes. In July 2007 we made a $1.5 million principal payment on these notes. The final $1.5 million installment is due in July 2008.

We believe that our liquidity needs will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility. Our current revolving credit facility matures on February 1, 2009. We expect to extend this facility or to replace it with a similar facility prior to its maturity. However, should our liquidity or capital needs increase because of significant additional purchases of lease pool equipment or the acquisition of another business; we may seek other sources of capital. These other sources could include the issuance of equity securities, the issuance of debt securities, other long-term debt arrangements, an expanded revolving credit facility, or a combination of these various sources.

As of January 31, 2008, we had deposits in foreign banks equal to approximately $7.7 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2008 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$1,575	$1,575	$—	$—	$—
Operating leases	2,831	811	1,056	593	371
Purchase obligations	3,101	3,101	—	—	—

Total	$7,507	$5,487	$1,056	$593	$371

At January 31, 2008 we had unrecognized tax benefits of approximately $5.0 million related to uncertain tax positions, including approximately $3.4 million of non-current income taxes payable. We are not able to reasonably estimate when, if ever, these obligations will be paid.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to the allowances for uncollectible accounts receivable and inventory obsolescence; the useful lives of our lease pool assets and amortizable intangible assets and the impairment assessments of our lease pool and various intangible assets. Other areas where we have made significant estimates include the valuation of stock options and the assessment of the need for a valuation allowance related to deferred tax assets and the assessment of uncertain tax positions.

Critical accounting policies are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting policies.

Revenue Recognition

•	Leases — We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. Commission income is recognized once it has been paid to us. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices.

•	Equipment Sales — We recognize revenue and cost of goods sold from equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectibility. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.

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

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a review of our lease pool assets for potential impairment when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We typically review all major categories of assets (not each individual asset) in our consolidated lease pool with remaining net book value to ascertain whether or not we believe that a particular asset group will generate sufficient cash flow over their remaining life to recover the remaining carrying value of those assets. Assets that we believe will not generate cash flow sufficient to cover the remaining net book value are subject to impairment. We make our assessments based on customer demand, current market trends and market value of our equipment to determine if it will be able to recover its remaining net book value from future leasing or sales. During fiscal 2008 and 2007 we recorded no impairment charge related to the valuation of our seismic equipment lease pool, while during fiscal 2006 we recorded an impairment charge of approximately $600,000.

Goodwill and Other Intangible Assets

We carry our amortizable intangible assets at cost, net of accumulated amortization. Amortization is computed on a straight-line method over the estimated life of the asset. Currently, proprietary rights are amortized over a 12.5 to 15-year period, while covenants-not-to-compete are amortized over a three-year period. The basis for the proprietary right lives are generally based upon the results of valuation reports commissioned from third parties. Covenants-not-to-compete are amortized over the term of the contract. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually.

Under SFAS 142, Goodwill and Other Intangible Assets, we perform an impairment test on goodwill and other intangibles on an annual basis and at any time circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill and other intangible assets with their fair value. Fair value is estimated based upon discounted cash flows. When the carrying value of the goodwill and other intangible assets exceeds its fair value, an impairment charge is recorded. The estimation of discounted future cash flows requires us to exercise judgment and make significant estimates.

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

Based on our evaluation of the evidence, as of January 31, 2008 we have not provided a valuation allowance against our deferred tax assets.

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

We adopted FIN 48 effective February 1, 2007. As a result of the adoption we recorded a reduction in our deferred tax assets in the amount of approximately $3.4 million, recognized a liability for unrecognized tax benefits of approximately $1.2 million and decreased the February 1, 2007 balance in retained earnings by approximately $4.6 million. (See Note 10 to our Consolidated Financial Statements.)

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

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. We are currently evaluating the impact of adopting SFAS 159 will have on our consolidated financial statements, which will be effective for our fiscal year beginning February 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 160 changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations. In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders. We do not expect that this pronouncement will have a significant impact on our financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Early application is encouraged. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments. We do not expect that this pronouncement will have a significant impact on our financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2008, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.5 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $450,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 70% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During the year ended January 31, 2008, the U.S. dollar generally declined in value versus the above currencies. As a result of this decline, we have recognized an increase of approximately $4.9 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling and the Australian dollar.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 and is incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2008 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management concluded that, as of January 31, 2008, our internal control over financial reporting is effective based on those criteria.

Hein & Associates LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics represents the code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website, http://www.mitchamindustries.com, and a copy will be mailed without charge, upon written request, to Mitcham Industries, Inc., P.O. Box 1175, Huntsville, Texas, 77342-1175, Attention: Robert P. Capps. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website, at http://www.mitchamindustries.com promptly following the date of the amendment or waiver.

Item 11.	Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Shareholders.

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

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

3.1		Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1
3.2		Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2
10	.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4
10	.2*	Separation Agreement and Release, effective as of August 23, 2006, between Michael A. Pugh and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.1
10	.3*	Mitcham Industries, Inc. 1994 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.3
10	.4*	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.4
10	.5*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A
10	.6*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.7*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A
10	.8*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.	000-25142	Appendix A
10	.9*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10	.10*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10	.11*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10	.12*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10	.13*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10	.14*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10	.15*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.16*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10	.17*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10	.18*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10	.19*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.19
10.20		Exclusive Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2006.	000-25142	10.1
10.21		Loan Agreement, dated March 30, 2004, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	10.16
10.22		Renewal Extension and Modification Agreement, dated January 31, 2007, between Mitcham Industries, Inc. and First Victoria Bank	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.22
10.23		Stock Purchase Agreement, effective as of July 1, 2005, between Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2005.	000-25142	10.1
10.24		Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.24

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10.25		Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 21, 2007.	000-21542	10.1
10.26		Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 21, 2007.	000-21542	10.2
21.1		Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the SEC on May 10, 2006.	000-25142	21
23	.1†	Consent of Hein & Associates LLP
31	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31	.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32	.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2008.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2008

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 14, 2008

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board	April 14, 2008

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 14, 2008

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 14, 2008

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 14, 2008

Report Of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mitcham Industries, Inc. at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mitcham Industries, Inc. internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, during the year ended January 31, 2007 and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, during the year ended January 31, 2008.

Hein & Associates LLP

Houston, Texas
April 14, 2008

Report Of Independent Registered Public Accounting Firm on Internal Controls

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

We have audited Mitcham Industries, Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mitcham Industries, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2008 and our report dated April 15, 2008 expressed an unqualified opinion on those financial statements.

Hein & Associates LLP

Houston, Texas
April 14, 2008

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,884	$12,582
Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,212 at January 31, 2008 and 2007, respectively	12,816	11,823
Current portion of contracts receivable	2,964	1,787
Inventories, net	6,352	7,308
Deferred tax asset	1,230	483
Prepaid expenses and other current assets	1,491	2,003

Total current assets	38,737	35,986
Seismic equipment lease pool and property and equipment, net	53,179	35,432
Intangible assets, net	3,692	2,127
Goodwill	4,358	3,358
Deferred tax asset	1,505	5,094
Long-term portion of contracts receivable and other assets	2,430	1,305

Total assets	$103,901	$83,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,729	$16,343
Current maturities — long-term debt	1,500	1,500
Income taxes payable	1,967	328
Deferred revenue	872	948
Accrued expenses and other current liabilities	3,674	3,177

Total current liabilities	24,742	22,296
Non-current income taxes payable	3,391	—
Long-term debt	—	1,500

Total liabilities	28,133	23,796
Commitments and contingencies (Note 11 & 15)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,708 and 10,601 shares issued at January 31, 2008 and January 31, 2007, respectively	107	106
Additional paid-in capital	71,929	67,385
Treasury stock, at cost (921 and 919 shares at January 31, 2008 and 2007, respectively)	(4,805)	(4,781)
Retained earnings (deficit)	662	(6,142)
Accumulated other comprehensive income	7,875	2,938

Total shareholders’ equity	75,768	59,506

Total liabilities and shareholders’ equity	$103,901	$83,302

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Equipment leasing	$34,364	$24,942	$22,104
Lease pool equipment sales	3,488	4,297	5,218
Seamap equipment sales	24,720	11,227	4,020
Other equipment sales	13,849	8,444	3,247

Total revenues	76,421	48,910	34,589

Cost of sales:
Direct costs — equipment leasing	1,846	2,167	2,907
Direct costs — lease pool depreciation	10,403	7,612	8,310
Cost of lease pool equipment sales	1,019	1,961	950
Cost of Seamap and other equipment sales	27,347	14,087	4,080
Impairment of lease pool assets	—	—	617

Total cost of sales	40,615	25,827	16,864

Gross profit	35,806	23,083	17,725

Operating expenses:
General and administrative	17,425	14,970	9,437
Provision for doubtful accounts	460	251	188
Depreciation and amortization	1,476	1,307	648

Total operating expenses	19,361	16,528	10,273

Operating income	16,445	6,555	7,452
Other income (expense):
Interest income	687	987	528
Interest expense	(208)	(151)	(106)
Other, net	3	66	17

Total other income (expense)	482	902	439

Income before income taxes	16,927	7,457	7,891
Provision (benefit) for income taxes	5,488	(1,828)	(2,964)

Net income	$11,439	$9,285	$10,855

Net income per common share:
Basic	$1.18	$0.97	$1.19

Diluted	$1.11	$0.93	$1.10

Shares used in computing income per common share:
Basic	9,698	9,596	9,126

Diluted	10,282	10,026	9,844

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended January 31, 2006, 2007 and 2008
							Accumulated
							Other
			Additional		Retained		Comprehensive
	Common Stock		Paid-In	Treasury	(Deficit)	Deferred	Income
	Shares	Amount	Capital	Stock	Earnings	Compensation	(Loss)	Total
	(In thousands)

Balances, January 31, 2005	9,894	$99	$62,702	$(4,686)	$(26,282)	$(94)	$2,138	$33,877
Comprehensive income, net of tax:
Net income		—	—	—	10,855	—	—	10,855
Foreign currency translation		—	—	—	—	—	926	926

Comprehensive income								11,781

Issuance of common stock upon exercise of options	471	5	1,635	—	—	—	—	1,640
Amortization of restricted stock, net of cancellations	(5)	—	(9)	—	—	86	—	77
Stock-based compensation		—	76	—	—	—	—	76

Balances, January 31, 2006	10,360	104	64,404	(4,686)	(15,427)	(8)	3,064	47,451
Comprehensive income, net of tax:
Net income	—	—	—	—	9,285	—	—	9,285
Foreign currency translation	—	—	—	—	—	—	(126)	(126)

Comprehensive income								9,159

Issuance of common stock upon exercise of options, net of stock surrendered as payment of option price	204	2	954	(95)	—	—	—	861
Restricted stock issued	37	—	—	—	—	—	—	—
Reclass of deferred compensation	—	—	(8)	—	—	8	—	—
Stock-based compensation	—	—	1,645	—	—	—	—	1,645
Tax benefit from exercise of stock options	—	—	390	—	—	—	—	390

Balances, January 31, 2007	10,601	106	67,385	(4,781)	(6,142)	—	2,938	59,506
Adjustment to retained earnings upon adoption of FIN 48 (Note 10)	—	—	—	—	(4,635)	—	—	(4,635)
Comprehensive income, net of tax:
Net income	—	—	—	—	11,439	—	—	11,439
Foreign currency translation	—	—	—	—	—	—	4,937	4,937

Comprehensive income								16,376

Issuance of common stock upon exercise of options	65	1	281	—	—	—	—	282
Issuance of common stock upon exercise of warrants	23	—	98					98
Restricted stock issued	19	—	274	—	—	—	—	274
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(24)	—	—	—	(24)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	1,912	—	—	—	—	1,912
Stock-based compensation	—	—	1,979	—	—	—	—	1,979

Balances, January 31, 2008	10,708	$107	$71,929	$(4,805)	$662	$—	$7,875	$75,768

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$11,439	$9,285	$10,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,879	8,919	8,958
Impairment of lease pool assets	—	—	617
Stock-based compensation	2,253	1,645	153
Provision for doubtful accounts	461	251	188
Provision for inventory obsolescence	348	144	—
Gross profit from sale of lease pool equipment	(2,469)	(2,336)	(4,268)
Excess tax benefit from exercise of non-qualified stock options	(1,912)	(390)	—
Provision for deferred income taxes	1,103	(2,523)	(3,000)
Non-current income taxes payable	406	—	—
Changes in:
Trade accounts and contracts receivable	(4,454)	(6,778)	(892)
Inventories	847	(5,088)	(268)
Current assets of discontinued operations, net	—	354	35
Income taxes payable	2,924	295	2
Accounts payable, accrued expenses and other current liabilities	7,627	1,054	(1,093)
Prepaids and other, net	552	(1,246)	(86)

Net cash provided by operating activities	31,004	3,586	11,201

Cash flows from investing activities:
Sales from used lease pool equipment	3,488	4,297	5,218
Acquisition of subsidiaries	(3,784)	(1,000)	(2,537)
Purchases of short-term investments	—	—	(6,000)
Redemptions of short-term investments	—	2,550	3,450
Purchases of seismic equipment held for lease	(29,967)	(12,868)	(8,186)
Purchases of property and equipment	(886)	(1,677)	(784)
Long-term assets of discontinued operations	—	—	216

Net cash used in investing activities	(31,149)	(8,698)	(8,623)

Cash flows from financing activities:
Proceeds from borrowings	4,500	—	—
Payments on borrowings	(6,000)	—	(918)
Proceeds from issuance of common stock upon exercise of options and warrants, net of shares surrendered during exercises	356	861	1,640
Excess tax benefit from exercise of non-qualified stock options	1,912	390	—

Net cash provided by financing activities	768	1,251	722
Effect of changes in foreign exchange rates on cash and cash equivalents	679	5	—

Net increase (decrease) in cash and cash equivalents	1,302	(3,856)	3,300
Cash and cash equivalents, beginning of year	12,582	16,438	13,138

Cash and cash equivalents, end of year	$13,884	$12,582	$16,438

The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements
(In thousands, except for per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Organization — Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition of Leasing Arrangements — The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2008 and 2007 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

Revenue Recognition of Equipment Sales — Revenues and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectibility. In cases where the equipment sold is manufactured by others, the Company believes it is appropriately reporting revenues at gross because the Company (1) is the obligor in the sales arrangement; (2) has full latitude in pricing the product for sale; (3) has general inventory risk should there be a problem with the equipment being sold to the customer or if the customer does not complete payment for the items purchased; (4) has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (5) assumes credit risk for the equipment sold to its customers.

Presentation — In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force 06-3 (“EITF 06-3”) How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to address the presentation of taxes in the income statement. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. Our adoption of EITF 06-3 at the beginning of fiscal 2008 had no impact on our consolidated results of operations.

Contracts receivable — In connection with the sale of seismic equipment, the Company will from time to time accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years. Interest income on contracts receivable is recognized when accrued, unless there is a question as to collectibility in which case it is recognized when received.

Allowance for doubtful accounts — Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and contracts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected, based on historical experience with specific customers and general economic and industry conditions. Amounts are written-off when collection is deemed unlikely. Past due amounts are determined based on contractual terms.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents.

Short-term Investments — The Company considers all highly liquid investments with an original maturity greater than three months, but less than twelve months, to be short-term investments.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Inventories — Inventories are stated at the lower of average cost (which approximates first-in, first-out) or market. An allowance for obsolescence is maintained to cover any materials or parts that may become obsolete. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items.

Seismic Equipment Lease Pool — Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on its books. Fully depreciated asset that are not expected to generate future revenues are removed from its books.

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

Intangible Assets — Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on a straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 12.5 to 15-year period.

Impairment — The Company applies Statement of Financial Accounting Standards (“SFAS”) 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to its long-lived assets, including its amortizable intangible assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

The Company, under guidance of SFAS 142 — Goodwill and Other Intangible Assets, performs an impairment test on goodwill on an annual basis. No impairment charges related to goodwill were recorded during fiscal 2006, 2007 or 2008.

Income Taxes — The Company accounts for income taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

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

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $4,635 and was recorded as an adjustment to the February 1, 2007 balance of retained earnings.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments - The Company’s financial instruments consist of trade receivables, contracts receivable and accounts payable. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts. In connection with the Seamap acquisition, the Company has $1,500 in promissory notes payable to the shareholders of Seamap. The Company believes the carrying value of the notes payable approximates the estimated fair value because of the short maturity of the notes payable.

Foreign Currency Translation — All balance sheet accounts of the Canadian, Australian, Singapore, United Kingdom and Russian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Stock-Based Compensation — Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the fiscal year ended January 31, 2008 and 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share — Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2008, 2007 and 2006, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Year Ended January 31,
	2008	2007	2006

Stock options	554	409	706
Restricted stock	23	10	—
Warrants	7	11	12

Total dilutive shares	584	430	718

Anti-dilutive weighted shares of common stock of 138, 137 and 43 for the fiscal years ended January 31, 2008, 2007 and 2006, respectively, have been excluded from the effect of dilutive shares.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities, SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In February 2008, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements, which will be effective for the Company on February 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-Controlling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

or after December 15, 2008. Early application is not permitted before that date. SFAS 160 changes the terminology of minority interests, which will now be known as non-controlling interest and requires that non-controlling interests be clearly identified within stockholders’ equity as a separate component from the parent company’s equity and net income or loss attributable to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations. In addition, the standard requires adequate disclosure between interests of the parent company and interests of the non-controlling equity holders. The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Early application is encouraged. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments. The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

3.	Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the years ended January 31, 2008, 2007 and 2006 are as follows:

	Year Ended January 31,
	2008	2007	2006

Interest paid	$233	$157	$22
Taxes paid, net	968	239	—
Note payable issued to prior owners of Seamap	—	—	3,000
Seismic equipment acquired in exchange for cancellation of accounts receivable	—	—	192
Seismic equipment purchases included in accounts payable at year-end	8,566	12,600	—

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Inventories

Inventories stated at the lower of average cost (which approximates first-in, first-out) or market consisted of the following:

	As of January 31,
	2008	2007

Raw materials	$3,565	$3,996
Finished goods	898	2,023
Work in progress	2,693	1,686

Cost of inventories	7,156	7,705
Less allowance for obsolescence	(804)	(397)

Net inventories	$6,352	$7,308

5.	Contracts Receivable

Contracts receivable consisted of $5,360, due from five customers as of January 31, 2008 and $3,077 due from three customers as of January 31, 2007. These contracts bear interest ranging from 8% — 12% with repayment terms ranging from 12 to 24 months. All contracts are secured by the equipment sold. All of the contracts receivable are considered collectible, and no allowances have been established for them.

6.	Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following as of:

	As of January 31,
	2008	2007

Recording channels	$60,287	$44,148
Other peripheral equipment	56,389	44,153

Cost of seismic equipment lease pool	116,676	88,301

Land and buildings	366	366
Furniture and fixtures	5,026	4,347
Autos and trucks	605	382

Cost of property and equipment	5,997	5,095

Cost of seismic equipment lease pool and property and equipment	122,673	93,396
Less accumulated depreciation	(69,494)	(57,964)

Net book value of seismic equipment lease pool and property and equipment	$53,179	$35,432

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of January 31,
	2008	2007

Location of seismic equipment lease pool and property and equipment:
United States	$19,602	$12,969
Canada	27,108	18,062
Australia	1,861	1,057
Russia	3,399	1,965
Singapore	634	623
United Kingdom	575	756

Total	$53,179	$35,432

7.	Goodwill and Other Intangible Assets

	Weighted	As of January 31, 2008			As of January 31, 2007
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life at 1/31/08	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill		$4,358			$3,358

Proprietary rights	12.5	$3,886	$(333)	$3,553	$1,850	$(195)	$1,655
Covenants not-to-compete	0.4	1,000	(861)	139	1,000	(528)	472

Amortizable intangible assets		$4,886	$(1,194)	$3,692	$2,850	$(723)	$2,127

In December 2007, the Company acquired all intellectual proprietary rights related to the source controller software utilized in the Seamap GunLink product line from Tanglesolve Instrumentation Ltd. (Tanglesolve) for £1,400 or approximately $2,784. This software had been developed by Tanglesolve under a cooperation agreement with Seamap. The acquired proprietary rights were assigned a life of 12.5 years, which equates to the remaining life of the GunLink design, as the software is an integral part of the design.

Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $471, $457 and $266 for the years ended January 31, 2008, 2007 and 2006, respectively. As of January 31, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal year ended January 31,:
2009	$425
2010	286
2011	286
2012	286
2013 and thereafter	2,409

Total	$3,692

As of January 31, 2008, the Company had goodwill of $4,358. No impairment has been recorded against the goodwill account. The Company increased goodwill by $1,000 during fiscal 2008 for the earn-out payment paid to the former shareholders of Seamap in July 2007.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Long-Term Debt and Notes Payable

On June 27, 2005, the Company entered into a $12,500 revolving loan agreement with First Victoria National Bank (the “Bank”). On February 1, 2007, the facility was amended to extend its term to February 1, 2009. The facility bears interest at the prime rate. Amounts available for borrowing under the facility are determined by a borrowing base. The borrowing base is computed based on certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds of the facility. Borrowings under the facility are secured by essentially all of the Company’s domestic assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at maturity. The loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1,000 without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. As of January 31, 2008, no amounts were outstanding under this arrangement. In March 2008 we borrowed $4,000 under this facility.

In connection with the Seamap acquisition in July 2005, the Company issued $3,000 in promissory notes payable to the former shareholders of Seamap. The notes bear interest at 5%, which is payable annually on the anniversary of the notes. The first principal payment of $1,500 was paid in July 2007 and the remaining principal balance is due in July 2008.

9.	Shareholders’ Equity

The Company has 1,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2008 and 2007. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000 shares of common stock authorized, of which 10,708 and 10,601 are issued as of January 31, 2008 and 2007, respectively.

In July 2001, in exchange for services, the Company issued warrants to an investment banking firm to purchase 20 shares of its common stock for $5.00 per share. As a result of the anti-dilution provisions of those warrants, the exercise price of the warrants was reduced to $4.42 per share and the number of shares issuable upon exercise of the warrants increased by approximately 3 shares. The 23 warrants were exercised in July 2007.

During fiscal 2008, approximately 2 shares were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $16.36.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes

The components of income tax expense (benefit) were as follows:

	Year Ended January 31,
	2008	2007	2006

Income before income taxes is attributable to the following jurisdictions:
Domestic	$6,297	$3,143	$5,668
Foreign	10,630	4,314	2,223

Total	$16,927	$7,457	$7,891

The components of income tax expense (benefit) were as follows:
Current:
Federal	$2,901	$406	$130
Foreign	1,078	289	(94)
Non-current taxes payable	406	—	—

	4,385	695	36
Deferred:
Federal	(898)	316	(1,169)
Foreign	2,001	(2,839)	(1,831)

Income tax expense (benefit)	$5,488	$(1,828)	$(2,964)

The following is a reconciliation of expected to actual income tax (benefit) expense:

	Year Ended January 31,
	2008	2007	2006

Federal income tax expense at 34%	$5,755	$2,534	$2,683
Tax credit utilization	—	—	(105)
Utilization of valuation allowance	—	—	(2,921)
Reversal/release of valuation allowance	—	(5,954)	(3,000)
Decrease in foreign effective tax rate	26	1,032	—
Foreign exchange gain	76	631	—
Permanent differences	42	(131)	27
Foreign effective tax rate differential	(567)	(198)	258
Other	(250)	258	94
Potential tax, penalties and interest resulting from uncertain tax positions	406	—	—

	$5,488	$(1,828)	$(2,964)

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes consisted of the following as of:

	As of January 31,
	2008	2007

Deferred tax assets:
Foreign net operating loss carry forwards	$2,210	$3,472
U.S. net operating loss carry forward attributable to excess stock option deductions	—	1,582
Tax credit carry forwards	2,107	1,115
Stock option book expense under FAS 123R	1,276	524
Depreciation difference	481	482
Allowance for doubtful accounts	450	376
Allowance for inventory obsolescence	236	68
Impairment of fixed assets	—	166
Accruals not yet deductible for tax purposes	543	137

Gross deferred tax assets	7,303	7,922
Valuation allowance	—	(1,583)

Deferred tax assets	7,303	6,339
Deferred tax liabilities:
Undistributed earnings of controlled foreign corporations not permanently reinvested	(2,312)	(664)
Non-deductible intangible assets	(606)	—
Unrealized foreign exchange gain (loss)	—	(98)

Deferred tax liabilities	(2,918)	(762)
Effect of uncertain tax positions	(1,650)	—

Total deferred tax assets, net	$2,735	$5,577

The Company had Canadian net operating loss carry forwards of approximately $5,933 (Canadian $5,946) as of January 31, 2008. The Canadian net operating losses will begin to expire in 2020. The Company had United Kingdom net operating loss carry forwards of approximately $1,056 (£531) as of January 31, 2008, which carry forward indefinitely.

The Company had Australian foreign tax withholding credit carry forwards of approximately $174 (Australian $194) as of January 31, 2008. The Australian foreign tax withholding credits will begin to expire in 2011. The Company also recorded a deferred tax asset for potential foreign tax credits associated with undistributed earnings of controlled foreign corporations not permanently reinvested of approximately $1,933.

The Company reduced its valuation allowance of approximately $1,583 as of January 31, 2007 to zero at January 31, 2008. The valuation allowance as of January 31, 2007 related to the U.S operating loss carry forward attributable to excess stock option deductions. The U.S. net operating loss carry forward is fully utilized as of January 31, 2008 and the benefit of the excess stock option deductions realized. Therefore, the valuation allowance related to the U.S. net operating loss carryforward has been reversed, and the benefit of the excess stock option deduction has been credited to additional paid-in-capital.

As of January 31, 2008, the Company had unrecognized tax benefits amounting to approximately $5,041 attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

accrued interest and penalties of $1,163. Income tax expense for the year ended January 31, 2008 includes $406 attributable to uncertain tax positions, including $390 of potential penalties and interest.

The Company’s U.S. federal income tax returns for certain prior periods will close during the year ended January 31, 2009, unless extended by examination or agreement. Also, the tax returns of MCL, the Company’s Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal tax authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $1,835.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

Year Ended
January 31, 2008

Unrecognized tax benefits as of February 1, 2007	$(3,862)
Increases as a result of tax positions taken in prior years	(16)
Increases as a result of tax positions taken in current year	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits as of January 31, 2008	$(3,878)

Recognition of the unrecognized tax benefits of $3,878 would have an effect on the effective tax rate.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s tax returns may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal year ending January 31, 2005 through 2007. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2005 through 2007.

11.	Commitments and Contingencies

Purchase Obligations — At January 31, 2008, the Company had approximately $3,101 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2008.

12.	Stock Option Plans

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the year ended January 31, 2008 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

At January 31, 2008, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the years ended January 31, 2008 and 2007, was approximately $2,253 and $1,645, respectively. The total compensation expense

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

related to stock-based awards granted under these plans during the year ended January 31, 2006, reflecting compensation expense recognized in accordance with APB 25, was approximately $86. Effective February 1, 2006, the Company recognized stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal 2008 and 2007 based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. For fiscal year 2008, the expected term was based upon historical exercise patterns. The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the options for fiscal 2007. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the years ended January 31, 2008, 2007 and 2006 was $9.79, $8.53 and $5.88, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Year Ended January 31,
	2008	2007	2006

Risk free interest rate	2.9 - 4.9%	4.7 - 5.2%	3.0%
Expected life	3.4 - 5.9 yrs	3.9 - 6.3 yrs	8 yrs
Expected volatility	53 - 58%	54 - 67%	67 - 68%
Expected dividend yield	0.0%	0.0%	0.0%

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options, if any, as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in-flows and operating out-flows. The Company had excess tax benefits of approximately $1,912 and $390 during the years ended January 31, 2008 and 2007, respectively.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2008, there were approximately 636 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended January 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (In Years)	Value

Outstanding, January 31, 2007	1,208	$7.57
Granted	257	18.67
Exercised	(72)	3.88
Forfeited	(2)	13.19
Expired	(1)	16.64

Outstanding, January 31, 2008	1,390	$9.80	6.59	$10,304

Exercisable at January 31, 2008	899	$6.35	5.30	$9,481
Vested and expected to vest at January 31, 2008	1,276	$10.03	7.11	$10,240

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2008. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended January 31, 2008 and 2007 was $1,064 and $2,863, respectively. The fair value of options that vested during the years ended January 31, 2008 and 2007 was approximately $1,017 and $1,153, respectively. For the year ended January 31, 2008, approximately 137 options vested.

As of January 31, 2008, there was approximately $2,390 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.32 years.

Cash received from option exercises for the year ended January 31, 2008 was an aggregate of approximately $278. During the year ended January 31, 2008, income taxes payable were reduced by approximately $1,912 as a result of the tax deduction from option exercises, of which amount approximately $1,583 came from utilization of related net operating losses.

Restricted stock awards as of January 31, 2008 and changes during the year ended January 31, 2008 were as follows:

	Year Ended January 31, 2008
	Number of	Weighted Average
	Shares	Grant Date Fair Value

Unvested, beginning of period	38	$13.10
Granted	18	19.46
Vested	(14)	13.61
Canceled	—	—

Unvested, end of period	42	$15.60

As of January 31, 2008, there was approximately $303 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.1 years.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Had compensation cost for options granted prior to February 1, 2006 been determined based on the grant date fair value as prescribed by SFAS 123, the Company’s pro forma net income and pro forma net income per share would have been as follows:

Year Ended
January 31, 2006

Pro forma impact of fair value method
Reported income from continuing operations attributable to common shareholders	$10,855
Less: fair value impact of employee stock compensation	(1,104)

Pro forma income from continuing operations attributable to common shareholders	$9,751

Reported net income	$10,855

Income (loss) per common share
Basic — as reported net income	$1.19
Diluted — as reported net income	$1.10
Basic — pro forma net income	$1.07
Diluted — pro forma net income	$0.99

13.	Segment Reporting

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2008			As of January 31, 2007			As of January 31, 2006
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Fixed assets, net	$52,560	$1,209	$53,179	$34,523	$1,378	$35,432	$19,694	$230	$19,294
Intangible assets, net	—	3,692	3,692	—	2,127	2,127	—	2,584	2,584
Goodwill	—	4,358	4,358	—	3,358	3,358	—	2,358	2,358

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended
	January 31, 2008			January 31, 2007			January 31, 2006
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Revenues	$51,701	$25,383	$76,421	$37,683	$12,274	$48,910	$30,569	$4,020	$34,589
Interest income (expense), net	720	(235)	479	925	(89)	836	418	4	422
Income (loss) before taxes	15,422	1,562	16,927	10,793	(2,869)	7,457	8,322	(431)	7,891
Capital expenditures	31,013	407	30,853	13,591	1,423	14,545	8,857	113	8,970
Depreciation and amortization expense	10,948	1,075	11,879	8,074	857	8,919	8,649	309	8,958

Approximately $663 and $1,047 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years 2008 and 2007, respectively. Consolidated income before taxes reflect the elimination of $57 and $416 of profit from intercompany sales for the fiscal years 2008 and 2007, respectively. Capital expenditures and fixed assets are reduced by approximately $567 and $469 for the fiscal years 2008 and 2007, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

14.	Quarterly Financial Data (Unaudited)

	Fiscal Year	April 30	July 31	October 31	January 31

Net revenues:	2008	$23,014	$15,399	$17,205	$20,803
	2007	14,115	10,959	12,741	11,095
Gross profit:	2008	10,104	6,573	9,276	9,853
	2007	7,297	5,132	5,910	4,744
Income before income taxes:	2008	5,809	2,651	4,014	4,453
	2007	3,623	1,204	2,539	91
Incomes taxes (benefit):	2008	1,869	930	1,583	1,106
	2007	184	(49)	(1,324)	(639)
Net income:	2008	3,940	1,721	2,431	3,347
	2007	3,439	1,253	3,863	730
Income per common share — basic:	2008	$0.41	$0.18	$0.25	$0.34
	2007	$0.36	$0.13	$0.40	$0.08
Income per common share — diluted:	2008	$0.39	$0.17	$0.24	$0.32
	2007	$0.33	$0.12	$0.38	$0.07

15.	Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2008 and 2007 that are not reflected in the accompanying consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to $749, $659 and $1,104 for the years ended January 31, 2008, 2007 and 2006, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the years ended January 31, 2008, 2007 and 2006, was $731, $524 and $326, respectively.

Aggregate minimum lease payments for operating leases are as follows:

For fiscal years ending:

2009	$811
2010	$587
2011	$469
2012	$364
2013 and thereafter	$599

16.	Concentrations

Credit Risk — As of January 31, 2008 and 2007, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $2,861 and $2,247, respectively from one customer.

The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $7,688 at January 31, 2008 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows:

	Year Ended January 31,
	2008	2007	2006

Canada	$6,820	$8,302	$8,914
UK/Europe	27,892	9,318	2,355
South America	4,153	3,050	3,220
Asia/South Pacific	9,431	9,713	10,479
Eurasia	10,180	4,998	—
Other	4,119	1,940	233

Totals	$62,595	$37,321	$25,201

During fiscal 2008 and 2006, one customer exceeded 10% of total revenues. No customer exceeded 10% of fiscal 2007 total revenues.

Independent Registered Public Accounting Firm’s Report On Financial Statement Schedule

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated April 14, 2008 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. (the “Company”), listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas
April 14, 2008

SCHEDULE II
MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Deductions		Balance at End
Description	Period	Expenses	Accounts		Describe		of Period
			(In thousands)

Allowance for doubtful accounts
January 31, 2008	$1,212	460	5	(a)	(165	)(b)	$1,512
January 31, 2007	$1,173	250	—		(211	)(b)	$1,212
January 31, 2006	$1,009	188	—		(24	)(b)	$1,173
Allowance for obsolete equipment and inventory
January 31, 2008	$553	448	59		(16	)(c)	$1,044
January 31, 2007	$351	248	(23)		(23	)(c)	$553
January 31, 2006	$519	77	2	(A)	(247	)(c)	$351

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.