Form 10-Q
period 2008-04-30
MITCHAM INDUSTRIES INC
filed 2008-06-03
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Yes ☑                          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,795,609 shares of common stock, $0.01 par value, were outstanding as of May 29, 2008.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30, 2008	January 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,933	$13,884
Accounts receivable, net	16,343	12,816
Current portion of contracts receivable	2,746	2,964
Inventories, net	5,603	6,352
Deferred tax asset	1,369	1,230
Prepaid expenses and other current assets	1,122	1,491

Total current assets	34,116	38,737
Seismic equipment lease pool and property and equipment, net	55,289	53,179
Intangible assets, net	3,533	3,692
Goodwill	4,358	4,358
Net deferred tax asset	619	1,505
Long-term portion of contracts receivable and other assets	2,271	2,430

Total assets	$100,186	$103,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,969	$16,729
Current maturities — long-term debt	4,863	1,500
Income taxes payable	1,882	1,967
Deferred revenue	504	872
Accrued expenses and other current liabilities	4,507	3,674

Total current liabilities	15,725	24,742
Non-current income taxes payable	3,376	3,391

Total liabilities	19,101	28,133
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,716 and 10,708 shares issued at April 30, 2008 and January 31, 2008, respectively	107	107
Additional paid-in capital	72,670	71,929
Treasury stock, at cost (921 shares at April 30, 2008 and January 31, 2008)	(4,808)	(4,805)
Retained earnings	4,940	662
Accumulated other comprehensive income	8,176	7,875

Total shareholders’ equity	81,085	75,768

Total liabilities and shareholders’ equity	$100,186	$103,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	April 30,
	2008	2007
Revenues:
Equipment leasing	$12,373	$10,081
Lease pool equipment sales	561	717
Seamap equipment sales	5,282	10,058
Other equipment sales	318	2,158

Total revenues	18,534	23,014

Cost of sales:
Direct costs — equipment leasing	442	470
Direct costs — lease pool depreciation	3,640	2,404
Cost of equipment sales	2,824	10,036

Total cost of sales	6,906	12,910

Gross profit	11,628	10,104

Operating expenses:
General and administrative	4,875	4,020
Depreciation and amortization	395	355

Total operating expenses	5,270	4,375

Operating income	6,358	5,729

Other income (expense)
Interest, net	150	78
Other, net	5	2

Total other income	155	80

Income before income taxes	6,513	5,809

Provision for income taxes	(2,235)	(1,869)

Net income	$4,278	$3,940

Net income per common share:

Basic	$0.44	$0.41

Diluted	$0.41	$0.39

Shares used in computing net income per common share:

Basic	9,751	9,640

Diluted	10,337	10,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,278	$3,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,076	2,759
Stock-based compensation	636	556
Provision for doubtful accounts	116	—
Provision for inventory obsolescence	6	50
Gross profit from sale of lease pool equipment	(438)	(490)
Excess tax benefit from exercise of non-qualified stock options	(53)	(219)
Deferred tax provision	548	1,309
Non-current income taxes payable	205	—
Changes in:
Accounts receivable	(2,814)	(4,425)
Contracts receivable	424	(902)
Inventories	825	581
Income taxes payable	30	237
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(7,310)	2,378
Prepaid expenses and other current assets	431	38

Net cash provided by operating activities	960	5,812

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(11,338)	(15,321)
Purchases of property and equipment	(269)	(264)
Sale of used lease pool equipment	561	717

Net cash used in investing activities	(11,046)	(14,868)

Cash flows from financing activities:
Proceeds from borrowings	4,000	4,500
Payments on borrowings	(637)	(4,500)
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered	49	4
Excess tax benefit from exercise of non-qualified stock options	53	219

Net cash provided by financing activities	3,465	223

Effect of changes in foreign exchange rates on cash and cash equivalents	(330)	132

Net decrease in cash and cash equivalents	(6,951)	(8,701)

Cash and cash equivalents, beginning of period	13,884	12,582

Cash and cash equivalents, end of period	$6,933	$3,881

Supplemental cash flow information:
Interest paid	$62	$62
Income taxes paid	$1,401	$322

Seismic equipment purchases included in accounts payable at end of period	$2,789	$—
Accrual of earn-out payment related to acquisition	$—	$1,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2008 for Mitcham Industries, Inc. (“Mitcham” or the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008; the results of operations for the three months ended April 30, 2008 and 2007; and the cash flows for the three months ended April 30, 2008 and 2007, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2009.
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
3. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expand disclosures about the use of fair value to measure assets and liabilities. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 was effective for the Company’s fiscal year beginning February 1, 2008. The adoption of SFAS 157 had no material effect on the Company’s consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company’s fiscal year beginning February 1, 2008. The adoption of SFAS 159 had no material effect on the Company’s consolidated financial position and results of operations.

4. Balance Sheet

	April 30,	January 31,
	2008	2008
Accounts receivable:
Accounts receivable	$17,969	$14,328
Allowance for doubtful accounts	(1,626)	(1,512)

Total accounts receivable, net	$16,343	$12,816

Contracts receivable:
Contracts receivable	$4,983	$5,360
Less current portion of contracts receivable	(2,746)	(2,964)

Long-term portion of contracts receivable	$2,237	$2,396

Inventories:
Raw materials	$3,211	$3,565
Finished goods	886	898
Work in progress	2,405	2,693

	6,502	7,156
Less allowance for obsolescence	(899)	(804)

Total inventories, net	$5,603	$6,352

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$122,939	$116,676
Land and buildings	366	366
Furniture and fixtures	5,576	5,026
Autos and trucks	634	605

	129,515	122,673
Accumulated depreciation and amortization	(74,226)	(69,494)

Total seismic equipment lease pool and property and equipment, net	$55,289	$53,179

5. Goodwill and Other Intangible Assets

	Weighted	April 30, 2008			January 31, 2008
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	4/30/08	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,358		$4,358	$4,358		$4,358

Proprietary rights	12.2	$3,881	$(404)	$3,477	$3,885	$(332)	$3,553
Covenants not-to-compete	0.2	1,000	(944)	56	1,000	(861)	139

Amortizable intangible assets		$4,881	$(1,348)	$3,533	$4,885	$(1,193)	$3,692

     As of April 30, 2008, the Company had goodwill of $4,358, all of which is allocated to the Seamap segment. No impairment has been recorded against the goodwill account.

     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $155 for the three months ended April 30, 2008 and 2007. As of April 30, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal years ending January 31,:
2009	$270
2010	286
2011	286
2012	286
2013 and thereafter	2,405

Total	$3,533

6. Long-Term Debt and Notes Payable
     The Company entered into a $12,500 revolving loan agreement with First Victoria National Bank (the “Bank”) that expires on February 1, 2009. The facility bears interest at the prime rate. Amounts available for borrowing under the facility are determined by a borrowing base. The borrowing base is computed based on certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds of the facility. Borrowings under the facility are secured by essentially all of the Company’s domestic assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at maturity. The facility also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholder’s equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1,000 without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. The Company has borrowed $4,000 under this facility during the current fiscal year, which is currently outstanding.
     In connection with the Seamap acquisition in July 2005, the Company issued $3,000 in promissory notes payable to the former shareholders of Seamap, of which $1,500 was outstanding at January 31, 2008. The notes bear interest at 5%, which is payable annually on the anniversary of the notes. A partial principal payment of $637 was made in February 2008. The remaining principal of $863 is due on July 31, 2008.
7. Shareholders’ Equity
     During the three months ended April 30, 2008, approximately 35 shares were issued upon the exercise of stock options by employees pursuant to various stock option plans of the Company.
8. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended April 30,
	2008	2007
Net income	$4,278	$3,940
Gain from foreign currency translation adjustment	301	2,306

Comprehensive income	$4,579	$6,246

9. Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
     The Company is subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, in the second quarter of fiscal 2008, the Canadian federal tax authorities commenced an audit of the Company’s Canadian income tax returns for tax years ended January 31, 2004 through 2007. To date, no adjustments have been proposed as a result of this audit.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.
     The Company ‘s U.S. federal income tax returns for certain periods will close during the twelve month period ending April 30, 2009, unless extended by examination or agreement. Also, the tax returns of MCL, the Company’s Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal taxing authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $1,835.
10. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding warrants and common stock options having a dilutive effect using the treasury stock method, and from the assumed vesting of unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
	2008	2007
Basic weighted average common shares outstanding	9,751	9,640

Stock options	570	493
Unvested restricted stock	16	18
Warrants	—	15

Total weighted average common share equivalents	586	526

Diluted weighted average common shares outstanding	10,337	10,166

11. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2008 and 2007 was approximately $636 and $556, respectively. No grants of equity awards were made during the three months ended April 30, 2008.
12. Segment Reporting
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
     Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2008			As of January 31, 2008
	Fixed assets,	Intangible		Fixed assets,	Intangible
	net	assets, net	Goodwill	net	assets, net	Goodwill
Equipment Leasing	$54,643	$—	$—	$52,560	$—	$—
Seamap	1,197	3,533	4,358	1,209	3,692	4,358
Eliminations	(551)	—	—	(590)	—	—

Consolidated	$55,289	$3,533	$4,358	$53,179	$3,692	$4,358

     Results for the three months ended April 30, 2008 and 2007 were as follows:

	Revenues		Operating income		Income before taxes
	2008	2007	2008	2007	2008	2007
Equipment Leasing	$13,252	$12,956	$5,137	$5,245	$5,322	$5,394
Seamap	5,305	10,364	1,194	649	1,164	580
Eliminations	(23)	(306)	27	(165)	27	(165)

Consolidated	$18,534	$23,014	$6,358	$5,729	$6,513	$5,809

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
     Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including but not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	loss of significant customers;

•	defaults by customers on amounts due us;

•	risks associated with our manufacturing operations;

•	foreign currency exchange risk.
     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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

     The following table presents certain operating information by operating segment.

	For the Three Months Ended
	April 30,
	2008	2007
	(in thousands)
Revenues:
Equipment Leasing	$13,252	$12,956
Seamap	5,305	10,364
Inter-segment sales	(23)	(306)

Total revenues	18,534	23,014

Cost of sales:
Equipment Leasing	4,488	4,845
Seamap	2,469	8,235
Inter-segment costs	(51)	(170)

Total cost of sales	6,906	12,910

Gross profit	11,628	10,104
Operating expenses:
General and administrative	4,875	4,020
Depreciation and amortization	395	355

Total operating expenses	5,270	4,375

Operating income	$6,358	$5,729

EBITDA (1)	$10,439	$8,490
Adjusted EBITDA (1)	$11,075	$9,046

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$4,278	$3,940
Interest income, net	(150)	(78)
Depreciation and amortization	4,076	2,759
Provision for income taxes	2,235	1,869

EBITDA (1)	10,439	8,490
Stock-based compensation	636	556

Adjusted EBITDA (1)	$11,075	$9,046

(1)	EBITDA is defined as earnings (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do, and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at April 30, 2008 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
     Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as Southeast Asia and the Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.
     The oil and gas exploration industry has enjoyed generally sustained growth in recent periods, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, have benefited from this growth. Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count”. Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Nonetheless, we believe the seismic industry is currently enjoying a period of stable and sustained growth. This is evidenced by increased demand for our equipment, improving financial results as reported by many seismic contractors and announcements by some seismic contractors of increased crew count and channel count. We believe that this increase is being driven by relatively high world oil prices and, to a lesser degree, North American natural gas prices, combined with the maturation of the world’s hydrocarbon producing basins. The future direction and magnitude of changes in seismic data acquisition activity levels will continue to be dependent upon oil and natural gas prices to a large degree.
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
     We have responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During the three months ended April 30, 2008, we added approximately $5.5 million of equipment to our lease pool. During the fiscal years ended January 31, 2008 and 2007, we added approximately $26.0 million and $25.5 million, respectively, of equipment to our lease pool. We have also attempted to improve the utilization of our lease pool by establishing test facilities in Russia and Singapore. Should the present growth for the seismic industry continue, we expect to add new equipment to our lease pool. We may also establish operating facilities in new geographic areas, but we have no plans to do so at this time.
     We also may seek to expand our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. We have done this in the past by adding marine seismic equipment to our lease pool. In the first quarter of fiscal 2009, we added equipment used in vertical seismic profiling (“VSP”) applications to our lease pool. VSP is a technology in which seismic recording devices are introduced into a well bore, such as an oil or gas well. VSP technology has a wide variety of applications, some of which are not related to oil and gas exploration. These applications include 3D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. Of the approximately $5.5 million of lease pool equipment added in the three months ended April 30, 2008, approximately $1.6 million related to VSP equipment.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices, in the three months ended April 30, 2008, except as described above.
     A significant portion of our revenues are generated from sources outside the United States. For the three months ended April 30, 2008, revenues from international customers, including Canada, totaled approximately $15.9 million. This amount represents 86% of consolidated revenues for that period. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     Revenue for the fiscal quarter ended April 30, 2008 was approximately $18.5 million compared to approximately $23.0 million in the quarter ended April 30, 2007. As more fully discussed below, in the first quarter of fiscal 2008 our Seamap segment had unusually high sales, which distorts the comparison between these two periods. For the fiscal quarter ended April 30, 2008, we recorded operating income of approximately $6.4 million, compared to approximately $5.7 million for the same fiscal quarter a year ago, an increase of approximately 12%. The increase in operating income is primarily the result of improved margins from our Seamap segment and higher equipment leasing revenues.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment are as follows:

	Three Months Ended
	April 30,
	2008	2007
	(in thousands)
Revenue:
Equipment leasing	$12,373	$10,081
Lease pool equipment sales	561	717
New seismic equipment sales	129	1,780
SAP equipment sales	189	378

	13,252	12,956

Cost of sales:
Lease pool depreciation	3,680	2,433
Direct costs-equipment leasing	442	419
Cost of lease pool equipment sales	123	278
Cost of new seismic equipment sales	88	1,515
Cost of SAP equipment sales	155	200

	4,488	4,845

Gross profit	$8,764	$8,111

Gross profit %	66%	63%

     Equipment leasing revenues increased in the first quarter of fiscal 2009 by approximately $2.3 million, or 23%, over the first quarter of fiscal 2008. This increase resulted from increased demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool. During the fiscal year ended January 31, 2008, we added approximately $26.0 million of new lease pool equipment, including approximately $13.0 million in the fourth quarter of that year. This increase in our lease pool contributed significantly to the increase in equipment leasing revenues in the first three months of fiscal 2009 as compared to the first three months of fiscal 2008. In the first quarter of fiscal 2009, we added approximately $5.5 million of new lease pool equipment; however, these additions did not contribute materially to our leasing revenues in the first quarter of fiscal 2009. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity discussed above.
     We have recently added VSP equipment to our lease pool and have begun to lease this equipment. The amount of revenue from this equipment was not material in the quarter ended April 30, 2008, but could have a more significant impact in future periods.

     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $0.4 million for each of the quarters ended April 30, 2008 and 2007. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Periodically, we will sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. During the three months ended April 30, 2008, the gross profit from these sales amounted to less than $50,000, while in the three months ended April 30, 2007 the gross profit from these transactions amounted to approximately $0.3 million.
     SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment was not significant in the quarter ended April 30, 2008 and amounted to approximately $0.2 million in the fiscal quarter ended April 30, 2007.
     Overall, the gross profit from our Equipment Leasing segment increased to approximately $8.8 million in the first quarter of fiscal 2009 as compared to approximately $8.1 million in the first quarter of fiscal 2008. The increase in overall gross profit in the fiscal 2009 period is attributable to the increase in leasing revenues, despite higher depreciation charges within this segment.
     Depreciation expense related to lease pool equipment for the quarter ended April 30, 2008 amounted to approximately $3.6 million, as compared to approximately $2.4 million for the quarter ended April 30, 2007. The increase in depreciation expense was primarily due to our acquisition of additional lease pool equipment primarily during fiscal 2008.
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
     Direct costs related to seismic leasing amounted to approximately $0.4 million for each of the three months ended April 30, 2008 and 2007. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense; however, costs as a percentage of revenues decreased in fiscal 2009 as compared to the same period in the prior fiscal year. This decline was primarily due to greater reimbursement of costs from our customers, lower costs to lease certain equipment from third parties and the effect of slightly longer lease terms on average. Longer lease terms have the effect of increasing equipment utilization without increasing direct costs.
          Seamap
     Revenue and cost of sales for our Seamap segment are as follows:

	Three months ended April 30,
	2008	2007
	(in thousands)
Equipment sales	$5,305	$10,364
Cost of equipment sales	2,469	8,235

Gross profit	$2,836	$2,129

Gross profit %	53%	21%
     For the three months ended April 30, 2007, sales of Seamap equipment were unusually high, and therefore not directly comparable to other periods. Included in sales for this period was approximately $3.5 million related to ancillary equipment that we do not normally sell and which contributed a relatively small gross margin. Also during this period, we recorded approximately $2.4 million of sales related to orders that had originally been intended to ship in the fourth quarter of fiscal 2007, but which were delayed due to production issues and customers’ requests. Absent these unusual items, Seamap equipment sales in the first quarter of fiscal 2008 amounted to approximately $4.5 million. This compares with sales of approximately $5.3 million in the first quarter of fiscal 2009. This represents approximately an 18% increase in the fiscal 2009 first quarter over the first quarter of fiscal 2008, as adjusted. The increase in revenues relates primarily to our GunLink product line.
     The gross profit from the sale of Seamap equipment amounted to approximately $2.8 million, or 53% of Seamap revenues for the three months ended April 30, 2008, as compared to approximately $2.1 million, or 21% of Seamap revenues for the three months ended April 30, 2007. Gross profit as a percentage of sales for the three months ended April 30, 2007 was negatively impacted by certain design issues related to the GunLink 4000 product and by the effect of the sale of low-margin ancillary products discussed above. Beginning with the fourth quarter of fiscal 2007, we have seen the gross margins for Seamap increase each quarter due to the resolution of the GunLink 4000 design issues and improved margins related to the GunLink 2000 and GunLink 4000 products. The GunLink 2000 and 4000 margins have improved primarily due to increased production efficiencies. These production efficiencies have resulted from the normal maturation of the production process for new products, such as the GunLink 4000, and from moving most production activities to Singapore from the United Kingdom to take advantage of lower cost structures. Also, in December 2007 we acquired intellectual property related to the software utilized in the GunLink products. Prior to this acquisition, with the sale of each GunLink system we were required to pay a royalty to the party that had developed the software. Had we owned the software during the first quarter of fiscal 2008 we estimate our gross profit from Seamap equipment sales would have been approximately $0.4 million higher in that period.
     Operating Expenses
     General and administrative expenses for the quarter ended April 30, 2008 were approximately $4.9 million, compared to approximately $4.0 million for the quarter ended April 30, 2007. The increase in the fiscal 2009 period resulted from generally higher personnel costs, increased provisions for incentive compensation to certain of our senior managers, increased stock-based compensation expense, and increased provision for uncollectible accounts receivable.
     Interest and Other Income, net
     Net interest and other income for the first three months of fiscal 2009 amounted to approximately $150,000 compared to approximately $80,000 in the first three months of fiscal 2008. The increase is due to income from finance charges related to the sale of certain seismic equipment.
     Provision for Income Taxes
     Our provision for income taxes for the first quarter of fiscal 2009 amounts to approximately $2.2 million, an effective tax rate of approximately 34%, and consists of current taxes of approximately $1.7 million and deferred taxes of approximately $0.5 million. For the first three months of fiscal 2008, our provision for income taxes amounted to approximately $1.9 million, an effective rate of approximately 32%, consisting of current taxes of $0.6 million and deferred taxes of $1.3 million.
Liquidity and Capital Resources
     As of April 30, 2008, we had working capital of approximately $18.4 million and cash and cash equivalents of approximately $6.9 million as compared to working capital of approximately $14.0 million and cash and cash equivalents of approximately $13.9 million at January 31, 2008. Our working capital increased during the three months ended April 30, 2008 primarily due to working capital generated by operations.
     Net cash flows provided by operating activities was approximately $1.0 million in the first three months of fiscal 2009 as compared to cash flows provided by operating activities of approximately $5.8 million in the same three months in fiscal 2008. This decrease, despite the increase in net income in the fiscal 2009 period, resulted primarily from a decrease in accounts payable, accrued expenses, other current liabilities and deferred revenue.
     Net cash flows used in investing activities for the three months ended April 30, 2008 includes purchases of seismic equipment held for lease totaling approximately $11.3 million. This amount reflects approximately $8.6 million attributable to equipment purchased in fiscal 2008, but not paid for until the current year. Approximately $2.8 million of current year additions of equipment, for which payment had not been made as of April 30, 2008, are not included in the purchases of seismic equipment held for lease in the statements of cash flows. Accordingly, additions to our lease pool amounted to approximately $5.5 million in the first three months of fiscal 2009, as compared to approximately $2.7 million in the first three months of fiscal 2008. Additions to our lease pool in the first three months of fiscal 2009 consisted of 1,000 stations (3,000 channels) of Sercel 428 DSU3 land recording equipment, VSP recording systems, Sercel 408 land recording equipment, geophones, as well as other land and marine seismic equipment.
     In the first three months of fiscal 2009, we received approximately $0.6 million in cash from the sale of lease pool equipment compared to approximately $0.7 million from the first three months of fiscal 2008. The amount we receive from the sale of lease pool equipment varies significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. We will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     During the quarter ended April 30, 2008, we borrowed $4.0 million under our $12.5 million revolving loan agreement with First Victoria National Bank. We intend to utilize the amounts available under this facility from time to time to fund short-term working capital needs. Under this facility, we may borrow up to $12.5 million, subject to a borrowing base comprised of eligible accounts receivable and eligible lease pool equipment. We believe that the entire amount of the facility is available to us under these criteria. Any amounts borrowed under the facility are due at the maturity of the facility on February 1, 2009. Interest on outstanding amounts is payable monthly at the prime rate. The facility contains certain financial covenants that require, among other things, that we maintain a debt to shareholders’ equity ratio of not more than 1.3 to 1.0, maintain a current assets to current liabilities ratio of at least 1.25 to 1.0, and not incur or maintain any indebtedness that exceeds $1.0 million without the prior written consent of the bank, except for certain specific exceptions such as the debt incurred in connection with the Seamap acquisition. In April 2008, we made a payment of approximately $0.6 million to reduce the outstanding principal under the notes issued in connection with the purchase of Seamap. The balance of these notes and outstanding accrued interest are due in July 2008. The payment of these obligations will approximate $1.0 million.
     As discussed above, we have purchased significant amounts of additional lease pool equipment in recent periods. We expect to purchase further amounts if we believe customer demand for equipment warrants further purchases; however, the amount and timing of any additional purchases are uncertain.
     We believe that the obligations discussed above, as well as our other liquidity needs, can be met from cash flows provided by operations and from amounts available under our revolving credit facility discussed above. In order to provide additional flexibility as to the timing and amount of purchases of new lease pool equipment, we may seek to expand or replace our existing revolving credit facility. There can be no assurance that such expanded borrowing capacity will be available on terms comparable to those in our existing credit facility. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses, we may seek other sources of debt or equity financing.
     As of April 30, 2008, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $6.4 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which give rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and the Russian ruble. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2008, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.3 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $0.3 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 50% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded an increase of approximately $0.3 million in our equity in the three months ended April 30, 2008 related to weakening of the U.S. dollar against the foreign currencies mentioned above.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2008 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2008 have not materially changed. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)	(b)	(c)	(d)
			Total number of	Maximum
			shares	number of
			purchased as	shares that may
	Total	Average	part of publicly	yet be
	number of	price	announced	purchased
	shares	paid per	plans or	under the plans
Period	purchased	share	programs	or programs
February 1 — 29, 2008	—	—	—	—
March 1 — 31, 2008	177	$17.82	—	—
April 1 — 30, 2008	—		—	—

Total	177	$17.82	—	—

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

MITCHAM INDUSTRIES, INC.
Date: June 3, 2008	/s/ Robert P. Capps
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