Form 10-Q
period 2008-07-31
MITCHAM INDUSTRIES INC
filed 2008-09-09
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,803,580 shares of common stock, $0.01 par value, were outstanding as of September 5, 2008.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31, 2008
	(unaudited)	January 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$6,152	$13,884
Restricted cash	1,413	—
Accounts receivable, net	15,898	12,816
Current portion of contracts receivable	4,904	2,964
Inventories, net	5,229	6,352
Deferred tax asset	708	1,230
Prepaid expenses and other current assets	711	1,491

Total current assets	35,015	38,737
Seismic equipment lease pool and property and equipment, net	64,180	53,179
Intangible assets, net	3,386	3,692
Goodwill	4,320	4,358
Net deferred tax asset	1,624	1,505
Long-term portion of contracts receivable and other assets	1,268	2,430

Total assets	$109,793	$103,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,623	$16,729
Current maturities — long-term debt	2,000	1,500
Income taxes payable	702	1,967
Deferred revenue	1,138	872
Accrued expenses and other current liabilities	9,425	3,674

Total current liabilities	22,888	24,742
Non-current income taxes payable	3,820	3,391

Total liabilities	26,708	28,133
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $0.01 par value; 20,000 shares authorized; 10,726 and 10,708 shares issued at July 31, 2008 and January 31, 2008, respectively	107	107
Additional paid-in capital	73,350	71,929
Treasury stock, at cost (921 shares at July 31, 2008 and January 31, 2008)	(4,814)	(4,805)
Retained earnings	6,565	662
Accumulated other comprehensive income	7,877	7,875

Total shareholders’ equity	83,085	75,768

Total liabilities and shareholders’ equity	$109,793	$103,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues:

Equipment leasing	$7,500	$6,249	$19,873	$16,330
Lease pool equipment sales	1,844	775	2,405	1,492
Seamap equipment sales	3,285	5,605	8,567	15,663
Other equipment sales	4,866	2,770	5,184	4,928

Total revenues	17,495	15,399	36,029	38,413

Cost of sales:
Direct costs — equipment leasing	343	351	785	821
Direct costs — lease pool depreciation	3,673	2,442	7,313	4,846
Cost of equipment sales	6,365	6,033	9,189	16,069

Total cost of sales	10,381	8,826	17,287	21,736

Gross profit	7,114	6,573	18,742	16,677

Operating expenses:
General and administrative	4,430	3,620	9,305	7,640
Depreciation and amortization	364	366	759	721

Total operating expenses	4,794	3,986	10,064	8,361

Operating income	2,320	2,587	8,678	8,316

Other income
Interest, net	223	64	373	142
Other, net	3	—	8	2

Total other income	226	64	381	144

Income before income taxes	2,546	2,651	9,059	8,460

Provision for income taxes	(921)	(930)	(3,156)	(2,799)

Net income	$1,625	$1,721	$5,903	$5,661

Net income per common share:

Basic	$0.17	$0.18	$0.61	$0.59

Diluted	$0.16	$0.17	$0.57	$0.55

Shares used in computing net income per common share:

Basic	9,764	9,672	9,758	9,657

Diluted	10,385	10,271	10,361	10,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,903	$5,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,153	5,567
Stock-based compensation	1,163	985
Provision for (recovery of) doubtful accounts	95	(134)
Provision for inventory obsolescence	249	288
Gross profit from sale of lease pool equipment	(1,173)	(818)
Excess tax benefit from exercise of non-qualified stock options	(96)	(483)
Deferred tax provision	474	1,794
Changes in:
Accounts receivable	(1,246)	1,222
Contracts receivable	(779)	1,111
Inventories	916	653
Prepaid expenses and other current assets	1,273	245
Income taxes payable	(1,190)	109
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(7,298)	1,304

Net cash provided by operating activities	6,444	17,504

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(15,411)	(17,240)
Purchases of property and equipment	(470)	(355)
Sale of used lease pool equipment	2,405	1,492

Net cash used in investing activities	(13,476)	(16,103)

Cash flows from financing activities:
Net proceeds from line of credit	2,000	4,500
Payments on borrowings	(1,500)	(6,000)
Purchase of short-term investments	(1,413)	—
Proceeds from issuance of common stock upon exercise of warrants and stock options, net of stock surrendered	196	322
Excess tax benefit from exercise of non-qualified stock options	96	483

Net cash used in financing activities	(621)	(695)

Effect of changes in foreign exchange rates on cash and cash equivalents	(79)	424

Net (decrease) increase in cash and cash equivalents	(7,732)	1,130

Cash and cash equivalents, beginning of period	13,884	12,582

Cash and cash equivalents, end of period	$6,152	$13,712

Supplemental cash flow information:

Interest paid	$135	$244
Income taxes paid	$3,306	$588
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2008 for Mitcham Industries, Inc. (for purposes of these notes the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2008, the results of operations for the three and six months ended July 31, 2008 and 2007, and the cash flows for the six months ended July 31, 2008 and 2007, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2009.
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
4. Restricted Cash
     In connection with a contract awarded in May 2008, SAP has pledged approximately $1.4 million in short-term time deposits to secure performance obligations under the contract. The amount of the security will be released as the contract obligations are performed over the life of the contract, which is estimated to be nine to twelve months.

5. Balance Sheet

	July 31,	January 31,
	2008	2008
Accounts receivable:
Accounts receivable	$16,678	$14,328
Allowance for doubtful accounts	(780)	(1,512)

Total accounts receivable, net	$15,898	$12,816

     Accounts receivable at July 31, 2008 increased over the amount at January 31, 2008 due primarily to significant transactions occurring near to July 31, 2008. During the three months ended July 31, 2008 certain accounts receivable were charged-off against the allowance for doubtful accounts.

Contracts receivable:
Contracts receivable	$6,139	$5,360
Less current portion of contracts receivable	(4,904)	(2,964)

Long-term portion of contracts receivable	$1,235	$2,396

Inventories:

Raw materials	$3,362	$3,565
Finished goods	794	898
Work in progress	2,203	2,693

	6,359	7,156
Less allowance for obsolescence	(1,130)	(804)

Total inventories, net	$5,229	$6,352

     The allowance for obsolescence increased from January 31, 2008 to July 31, 2008 based on revised estimates of net realizable amounts.

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$133,594	$116,676
Land and buildings	366	366
Furniture and fixtures	5,768	5,026
Autos and trucks	622	605

	140,350	122,673
Accumulated depreciation and amortization	(76,170)	(69,494)

Total seismic equipment lease pool and property and equipment, net	$64,180	$53,179

6. Goodwill and Other Intangible Assets

	Weighted	July 31, 2008			January 31, 2008
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	7/31/08	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,320		$4,320	$4,358		$4,358

Proprietary rights	11.9	$3,861	$(475)	$3,386	$3,886	$(333)	$3,553
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(861)	139

Amortizable intangible assets		$4,861	$(1,475)	$3,386	$4,886	$(1,194)	$3,692

     As of July 31, 2008, the Company had goodwill of $4,320, all of which is allocated to the Seamap segment. During the three months ended July 31, 2008 the Company recorded a decrease in goodwill in the amount of $38 resulting from the recognition of certain tax credits relating to the operations of Seamap. These tax credits related to the period prior to the acquisition of Seamap by the Company. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $127 and $114 for the three months ended July 31, 2008 and 2007, respectively, and $282 and $228 for the six months ended July 31, 2008 and 2007, respectively. As of July 31, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal years ending January 31:
2009	$142
2010	284
2011	284
2012	284
2013 and thereafter	2,392

Total	$3,386

7. Long-Term Debt and Notes Payable
     The Company entered into a $12,500 revolving loan agreement with First Victoria National Bank (the “Bank”) which expires on February 1, 2009. The facility bears interest at the prime rate. Amounts available for borrowing under the facility are determined by a borrowing base. The borrowing base is computed based on certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds of the facility. Borrowings under the facility are secured by essentially all of the Company’s domestic assets. Interest on any outstanding principal balance is payable monthly, while the principal is due at maturity. The loan agreement also contains certain financial covenants that require, among other things, that the Company maintain a debt to shareholders’ equity ratio of a maximum of 1.3 to 1.0, maintain a current assets to current liabilities ratio of a minimum of 1.25 to 1.0, and not incur or maintain any indebtedness or obligations or guarantee the debts or obligations of others in a total aggregate amount which exceeds $1,000 without the prior written approval of the Bank, except for indebtedness incurred as a result of the Seamap acquisition and other specific exceptions. As of July 31, 2008, $2,000 is outstanding under this facility.
     In connection with the Seamap acquisition in July 2005, the Company issued $3,000 in promissory notes payable to the former shareholders of Seamap, of which $1,500 was outstanding at January 31, 2008. The notes bear interest at 5%, which is payable annually on the anniversary of the notes. A partial principal payment of $637 was made in February 2008 and the remaining principal payment of $863 was made in July 2008.
8. Shareholders’ Equity
     During the six months ended July 31, 2008, approximately 18 shares were issued upon the exercise of stock options by employees pursuant to various stock option plans of the Company.

9. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income	$1,625	$1,721	$5,903	$5,661
Gain (loss) from foreign currency translation adjustment	(299)	1,248	2	3,554

Comprehensive income	$1,326	$2,969	$5,905	$9,215

10. Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
     The Company’s U.S. federal income tax returns for the year ended January 31, 2005 and all prior years will close during the twelve month period ending July 31, 2009, unless extended by examination or agreement. Also, the tax returns of MCL, the Company’s Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal taxing authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $1,978, which amount would decrease income tax expense.

11. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding warrants and common stock options having a dilutive effect using the treasury stock method, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and six months ended July 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	9,764	9,672	9,758	9,657

Stock options	596	562	583	527
Unvested restricted stock	14	22	15	20
Phantom stock	11	—	5	—
Warrants	—	15	—	15

Total weighted average common share equivalents	621	599	603	562

Diluted weighted average common shares outstanding	10,385	10,271	10,361	10,219

12. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and six months ended July 31, 2008 was approximately $527 and $1,163, respectively, and during the three and six months ended July 31, 2007 was approximately $429 and $985, respectively. During the six months ended July 31, 2008, options to purchase 150 shares of common stock were granted to the non-employee members of the Company’s Board of Directors.

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
     Financial information by business segment is set forth below (net of any allocations):

	As of July 31,	As of January 31,
	2008	2008
	Total assets	Total assets
Equipment Leasing	$93,175	$86,057
Seamap	17,130	18,434
Eliminations	(512)	(590)

Consolidated	$109,793	$103,901

     Results for the three months ended July 31, 2008 and 2007 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2008	2007	2008	2007	2008	2007
Equipment Leasing	$14,210	$9,794	$2,676	$2,227	$2,928	$2,361
Seamap	3,302	5,754	(413)	363	(439)	293
Eliminations	(17)	(149)	57	(3)	57	(3)

Consolidated	$17,495	$15,399	$2,320	$2,587	$2,546	$2,651

     Results for the six months ended July 31, 2008 and 2007 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2008	2007	2008	2007	2008	2007
Equipment Leasing	$27,462	$22,750	$7,813	$7,442	$8,250	$7,725
Seamap	8,607	16,118	781	1,013	725	874
Eliminations	(40)	(455)	84	(139)	84	(139)

Consolidated	$36,029	$38,413	$8,678	$8,316	$9,059	$8,460

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	loss of significant customers;

•	defaults by customers on amounts due us;

•	risks associated with our manufacturing operations and

•	foreign currency exchange risk
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

     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$14,210	$9,794	$27,462	$22,750
Seamap	3,302	5,754	8,607	16,118
Inter-segment sales	(17)	(149)	(40)	(455)

Total revenues	17,495	15,399	36,029	38,413

Cost of sales:
Equipment Leasing	8,483	5,107	12,971	9,953
Seamap	1,972	3,864	4,441	12,099
Inter-segment costs	(74)	(145)	(125)	(316)

Total cost of sales	10,381	8,826	17,287	21,736

Gross profit	7,114	6,573	18,742	16,677
Operating expenses:
General and administrative	4,430	3,620	9,305	7,640
Depreciation and amortization	364	366	759	721

Total operating expenses	4,794	3,986	10,064	8,361

Operating income	$2,320	$2,587	$8,678	$8,316

EBITDA (1)	$6,400	$5,395	$16,839	$13,885
Adjusted EBITDA (1)	$6,927	$5,824	$18,002	$14,870

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$1,625	$1,721	$5,903	$5,661
Interest income, net	(223)	(64)	(373)	(142)
Depreciation and amortization	4,077	2,808	8,153	5,567
Provision for income taxes	921	930	3,156	2,799

EBITDA (1)	6,400	5,395	16,839	13,885
Stock-based compensation	527	429	1,163	985

Adjusted EBITDA (1)	$6,927	$5,824	$18,002	$14,870

(1)	EBITDA is defined as earnings (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do, and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at July 31, 2008 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
     We have responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During the six months ended July 31, 2008, we added approximately $19.8 million of equipment to our lease pool. During the fiscal years ended January 31, 2008 and 2007, we added approximately $26.0 million and $25.5 million, respectively, of equipment to our lease pool. We have also attempted to improve the utilization of our lease pool by establishing test facilities in Russia and Singapore. Should the present growth for the seismic industry continue, we expect to add new equipment to our lease pool. We may also establish operating facilities in new geographic areas, but we have no plans to do so at this time.
     We also may seek to expand our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. We have done this in the past by adding marine seismic equipment to our lease pool. During the six months ended July 31, 2008, we added equipment used in vertical seismic profiling (“VSP”) applications to our lease pool. VSP is a technology in which seismic recording devices are introduced into a well bore, such as an oil or gas well. VSP technology has a wide variety of applications, some of which are not related to oil and gas exploration. These applications include 3D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. Of the approximately $19.8 million of lease pool equipment added in the six months ended July 31, 2008, approximately $2.6 million related to VSP equipment.
     Our revenues and results of operations during the six months ended July 31, 2008 have not been materially impacted by inflation or changing prices, except as described above.
     A significant portion of our revenues are generated from sources outside the United States. For the six months ended July 31, 2008, revenues from international customers totaled approximately $28.2 million. This amount represents 78% of consolidated revenues for that period. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     Revenues for the three and six months ended July 31, 2008 were approximately $17.5 million and $36.0 million, respectively, compared to approximately $15.4 million and $38.4 million, respectively in the three and six months ended July 31, 2007. The increase in revenues in the three months ended July 31, 2008 over the same period in the prior year is attributable to increased revenues in the Equipment Leasing segment and is despite a decrease in revenues from the Seamap segment during those periods. Revenues for the six-month period ended July 31, 2008 declined, despite an increase in revenues from the Equipment Leasing segment. As more fully discussed below, in the first quarter of fiscal 2008 our Seamap segment had unusually high sales, which distorts the comparison between the two six-month periods. For the three months ended July 31, 2008, we recorded operating income of approximately $2.3 million, compared to approximately $2.6 million for the same fiscal quarter a year ago, a decrease of approximately 12%. The decrease was due primarily to lower gross profits from the Seamap segment and higher general and administrative expenses. For the six months ended July 31, 2008, operating profit amounted to approximately $8.7 million as compared to approximately $8.3 million for the six months ended July 31, 2007. The increase in operating income is primarily the result of improved margins from our Seamap segment and higher equipment leasing revenues. A more detailed explanation of the variations noted above follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment are as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$7,500	$6,249	$19,873	$16,330
Lease pool equipment sales	1,844	775	2,405	1,492
New seismic equipment sales	3,518	1,666	3,647	3,446
SAP equipment sales	1,348	1,104	1,537	1,482

	14,210	$9,794	27,462	$22,750

Cost of sales:
Lease pool depreciation	3,712	2,480	7,392	4,913
Direct costs-equipment leasing	343	401	785	821
Cost of lease pool equipment sales	1,107	201	1,232	479
Cost of new seismic equipment sales	2,398	1,305	2,485	2,820
Cost of SAP equipment sales	923	720	1,077	920

	8,483	5,107	12,971	9,953

Gross profit	$5,727	$4,687	$14,491	$12,797

Gross profit %	40%	48%	53%	56%

     Equipment leasing revenues increased approximately 20% in the second quarter of fiscal 2009 over the second quarter of fiscal 2008 and increased approximately 22% in the first six months of fiscal 2009 over the first six months of fiscal 2008. These increases resulted from higher demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool. During the fiscal year ended January 31, 2008, we added approximately $26.0 million of new lease pool equipment, including approximately $13.0 million in the fourth quarter of that year. This increase in our lease pool contributed significantly to the increase in equipment leasing revenues in the first six months of fiscal 2009 as compared to the same period of fiscal 2008. In the first six months of fiscal 2009, we added approximately $19.8 million of new lease pool equipment; however, approximately $13.0 million of these additions were made late in the second quarter of fiscal 2009 and did not contribute materially to our leasing revenues. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity discussed above.
     We have recently added VSP equipment to our lease pool and have begun to lease this equipment. The amount of revenue from this equipment was not material, amounting to approximately $0.4 million in the first six months of fiscal 2009, but could have a more significant impact in future periods.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $0.7 million and $0.6 million for the quarters ended July 31, 2008 and 2007, respectively. For the first six months of fiscal 2009 and 2008, the gross profit from lease pool equipment sales amounted to approximately $1.2 million and $1.0 million, respectively. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Periodically, we will sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. During the three months ended July 31, 2008, the gross profit from these sales amounted to approximately $1.1 million, while in the three months ended July 31, 2007, the gross profit from these transactions amounted to approximately $0.4 million. For the six months ended July 31, 2008, the gross profit from the sale of new seismic equipment amounted to approximately $1.2 million, as compared to approximately $0.6 million in the first six months of fiscal 2008.
     SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment was approximately $0.4 million in both the fiscal quarter ended July 31, 2008 and the fiscal quarter ended July 31, 2007. For the first six months of fiscal 2009, the gross profit from these sales amounted to approximately $0.5 million versus approximately $0.6 million in the first six months of fiscal 2008. In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. This contract did not contribute any revenues in the quarter ended July 31, 2008; however, we expect the contract to generate approximately $4.5 million of revenues over the next nine to twelve months, with gross profit margins generally consistent with SAP’s other equipment sales.
     Overall, the gross profit from our Equipment Leasing segment increased by approximately 22% to approximately $5.7 million in the second quarter of fiscal 2009 as compared to approximately $4.7 million in the second quarter of fiscal 2008. For the first six months of fiscal 2009 the gross profit from our Equipment Leasing segment amounted to approximately $14.5 million as compared to approximately $12.8 million in the first six months of fiscal 2008, an increase of approximately 13%. Despite higher depreciation charges within this segment, the increase in leasing revenues and increased gross profit from equipment sales has resulted in an overall increase in gross profit in he first six months of fiscal 2009.
     Depreciation expense related to lease pool equipment for the quarter and six months ended July 31, 2008 amounted to approximately $3.7 million and $7.4 million, respectively. These amounts compare to approximately $2.5 million and $4.9 million for the quarter and six months ended July 31, 2007, respectively. The increase in depreciation expense was primarily due to our acquisition of additional lease pool equipment during fiscal 2008 and 2009. Approximately $13.0 million of additions to our lease pool were made late in the second quarter of fiscal 2009 and therefore did not contribute materially to the increase in depreciation.
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
     Direct costs related to seismic leasing did not vary materially between the three and six-month periods ended July 31, 2008 and the same periods in the prior fiscal year. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense; however, costs as a percentage of revenues decreased in fiscal 2009 as compared to the same periods in the prior fiscal year. This decline was primarily due to greater reimbursement of costs from our customers, lower costs to lease certain equipment from third parties and the effect of slightly longer lease terms on average. Longer lease terms have the effect of increasing equipment utilization without increasing direct costs.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Equipment sales	$3,302	$5,754	$8,607	$16,118
Cost of equipment sales	1,972	3,864	4,441	12,099

Gross profit	$1,330	$1,890	$4,166	4,019

Gross profit %	40%	33%	48%	25%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended July 31, 2008 sales of Seamap equipment declined from the fiscal quarter ended July 31, 2007 as we shipped fewer orders due to an expected temporary decline in deliveries during this period. For the six months ended July 31, 2007, sales of Seamap equipment were unusually high, and therefore not directly comparable to other periods. Included in sales for that period was approximately $3.5 million related to ancillary equipment that we do not normally sell and which contributed a relatively small gross margin. Also during this period, we recorded approximately $2.4 million of sales related to orders that had originally been intended to ship in the fourth quarter of fiscal 2007, but which were delayed due to production issues and customers’ requests. Absent these unusual items, Seamap equipment sales in the first six months of fiscal 2008 amounted to approximately $10.2 million. This compares with sales of approximately $8.6 million in the first six months of fiscal 2009. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2009 and fiscal 2008 periods.
     The gross profit from the sale of Seamap equipment amounted to approximately $1.3 million, or 40% of Seamap revenues for the three months ended July 31, 2008, as compared to approximately $1.9 million, or 33% of Seamap revenues for the three months ended July 31, 2007. For the six months ended July 31, 2008 gross profit from the sale of Seamap equipment amounted to approximately $4.2 million, or 48% of Seamap revenues, as compared to approximately $4.0 million, or 25% of Seamap revenues for the six months ended July 31, 2007. Gross profit as a percentage of sales for the six months ended July 31, 2007 was negatively impacted by certain design issues related to the GunLink 4000 product and by the effect of the sale of low-margin ancillary products discussed above. The gross margins for Seamap have increased in recent periods due to the resolution of the GunLink 4000 design issues and improved margins related to the GunLink 2000 and GunLink 4000 products. The GunLink 2000 and 4000 margins have improved primarily due to increased production efficiencies. These production efficiencies have resulted from the normal maturation of the production process for new products, such as the GunLink 4000, and from moving most production activities to Singapore from the United Kingdom to take advantage of lower cost structures. Also, in December 2007, we acquired intellectual property related to the software utilized in the GunLink products. Prior to this acquisition, with the sale of each GunLink system we were required to pay a royalty to the party that had developed the software. Had we owned the software during the first six months of fiscal 2008, we estimate our gross profit from Seamap equipment sales would have been approximately $1.3 million higher in that period.

     Operating Expenses
     General and administrative expenses for the quarter ended July 31, 2008 were approximately $4.4 million, compared to approximately $3.6 million for the quarter ended July 31, 2007. For the first six months of fiscal 2009 general and administrative expenses amounted to approximately $9.3 million as compared to approximately $7.6 million in the first six months of fiscal 2008. The increases in the fiscal 2009 periods resulted from generally higher personnel costs and increased stock-based compensation expense.
     Interest and Other Income, net
     Net interest and other income for the second quarter and first six months of fiscal 2009 amounted to approximately $0.2 million and $0.4 million, respectively, compared to approximately $0.1 million in each of the comparable periods of fiscal 2008. The increase is due to income from finance charges related to the sale of new seismic equipment.
     Provision for Income Taxes
     Our provision for income taxes for the six months of fiscal 2009 was approximately $3.2 million, an effective tax rate of approximately 35%, consisting of current taxes of approximately $2.7 million and deferred taxes of approximately $0.5 million. For the first six months of fiscal 2008, our provision for income taxes amounted to approximately $2.8 million, an effective tax rate of approximately 33%, consisting of current taxes of $1.0 million and deferred taxes of $1.8 million. The increase in effective tax rate results primarily from the effect of a decrease in Canadian tax rates on our deferred tax assets.
Liquidity and Capital Resources
     As of July 31, 2008, we had working capital of approximately $12.1 million and cash and cash equivalents of approximately $6.2 million as compared to working capital of approximately $14.0 million and cash and cash equivalents of approximately $13.9 million at January 31, 2008. Our working capital decreased during the six months ended July 31, 2008 primarily due to expenditures for new lease pool equipment.
     Net cash flows provided by operating activities was approximately $6.4 million in the first six months of fiscal 2009 as compared to cash flows provided by operating activities of approximately $17.5 million in the same six months in fiscal 2008. This decrease, despite the increase in net income in the fiscal 2009 period, resulted primarily from a decrease in accounts payable, accrued expenses, other current liabilities and deferred revenue.
     Net cash flows used in investing activities for the six months ended July 31, 2008 includes purchases of seismic equipment held for lease totaling approximately $15.4 million. This amount reflects approximately $8.6 million attributable to equipment purchased in fiscal 2008, but not paid for until the current year. Approximately $13.0 million of current year additions of equipment, for which payment had not been made as of July 31, 2008, are not included in the purchases of seismic equipment held for lease in the statements of cash flows. These amounts are reflected in accounts payable and accrued liabilities as of July 31, 2008. Accordingly, additions to our lease pool amounted to approximately $19.8 million in the first six months of fiscal 2009, as compared to approximately $4.6 million in the first six months of fiscal 2008. Additions to our lease pool in the first six months of fiscal 2009 included 1,000 stations (3,000 channels) of Sercel 428 DSU3 land recording equipment, VSP recording systems, Sercel 408 land recording equipment, Sercel 408 ULS submersible recording systems, geophones, as well as other land and marine seismic equipment.
     In the first six months of fiscal 2009, we received approximately $2.4 million in cash from the sale of lease pool equipment compared to approximately $1.5 million from the first six months of fiscal 2008. The amount we receive from the sale of lease pool equipment varies significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. In particular we will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     During the six months ended July 31, 2008, we incurred net borrowings of $2.0 million under our revolving credit agreement. Our credit agreement provides for borrowings of up to $12.5 million on a revolving basis through February 1, 2009. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base we believe that the entire $12.5 million of the facility is available to us. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The credit agreement contains certain financial covenants that require, among other things, us to maintain a debt to shareholders’ equity ratio of no more than 1.3 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0. The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of September 5, 2008 we had $4.5 million outstanding under this revolving credit agreement. We are negotiating an extension and expansion of this credit facility and expect to complete the transaction prior to the maturity of the existing agreement, although there is no assurance that we will be able to do so.
     During the six months ended July 31, 2008, we repaid the remaining $1.5 million of outstanding principle under the notes issued in connection with the acquisition of Seamap, utilizing net cash provided by operations. In addition, during this same period we invested approximately $1.4 million in short-term deposit accounts. These amounts were pledged to secure performance obligations under a contract entered into by SAP.
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
     As of July 31, 2008, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $6.0 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which give rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and the Russian ruble. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2008, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.0 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $0.4 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 47% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2008 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     (b) Not applicable.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

	(a)	(b)	(c)	(d)
			Total number of	Maximum
			shares	number of
			purchased as	shares that may
	Total	Average	part of publicly	yet be
	number of	price	announced	purchased
	shares	paid per	plans or	under the plans
Period	purchased	share	programs	or programs
May 1-31, 2008	—	—	—	—
June 1-30, 2008	—	—	—	—
July 1-31, 2008	352	$16.23	—	—

Total	352	$16.23	—	—

          Note: All shares were surrendered in payment of taxes due upon the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on July 24, 2008. Shareholders of record as of the close of business on May 27, 2008 were entitled to vote.
     Shareholders elected each of the six directors nominated for the board of directors. The votes were as follows:

Name of Nominee	For	Withheld
Billy F. Mitcham, Jr.	8,388,150	317,545
Peter H. Blum	8,397,153	308,542
Robert P. Capps	7,888,729	816,966
R. Dean Lewis	8,352,468	353,227
John F. Schwalbe	8,352,668	353,027
Robert J. Albers	8,414,309	291,386
          The shareholders ratified the appointment of Hein & Associates LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009. The votes were as follows:

For	Against	Abstaining
8,452,143	66,510	8,623
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

MITCHAM INDUSTRIES, INC.
Date: September 9, 2008	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)