Form 10-Q
period 2008-10-31
MITCHAM INDUSTRIES INC
filed 2008-12-09
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,802,522 shares of common stock, $0.01 par value, were outstanding as of December 5, 2008.

MITCHAM INDUSTRIES, INC.

 ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31, 2008	January 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,802	$13,884
Restricted cash	990	—
Accounts receivable, net	14,613	12,816
Current portion of contracts receivable	1,356	2,964
Inventories, net	5,710	6,352
Deferred tax asset	936	1,230
Prepaid expenses and other current assets	2,356	1,491

Total current assets	31,763	38,737
Seismic equipment lease pool and property and equipment, net	56,356	53,179
Intangible assets, net	2,970	3,692
Goodwill	4,320	4,358
Net deferred tax asset	2,072	1,505
Long-term portion of contracts receivable and other assets	5,272	2,430

Total assets	$102,753	$103,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,492	$16,729
Current maturities — long-term debt	—	1,500
Income taxes payable	1,470	1,967
Deferred revenue	799	872
Accrued expenses and other current liabilities	3,480	3,674

Total current liabilities	13,241	24,742
Long-term debt	8,400	—
Non-current income taxes payable	3,274	3,391

Total liabilities	24,915	28,133
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $0.01 par value; 20,000 shares authorized; 10,725 and 10,708 shares issued at October 31, 2008 and January 31, 2008, respectively	107	107
Additional paid-in capital	73,906	71,929
Treasury stock, at cost (922 and 921 shares at October 31, 2008 and January 31, 2008, respectively)	(4,826)	(4,805)
Retained earnings	9,306	662
Accumulated other comprehensive (loss) income	(655)	7,875

Total shareholders’ equity	77,838	75,768

Total liabilities and shareholders’ equity	$102,753	$103,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:

Equipment leasing	$10,043	$8,402	$29,916	$24,732
Lease pool equipment sales	333	1,661	2,738	3,153
Seamap equipment sales	2,385	5,144	10,952	20,807
Other equipment sales	1,787	1,998	6,971	6,926

Total revenues	14,548	17,205	50,577	55,618

Cost of sales:
Direct costs — equipment leasing	810	475	1,595	1,296
Direct costs — lease pool depreciation	3,781	2,567	11,094	7,413
Cost of equipment sales	2,697	4,887	11,886	20,956

Total cost of sales	7,288	7,929	24,575	29,665

Gross profit	7,260	9,276	26,002	25,953

Operating expenses:
General and administrative	4,317	5,045	13,622	12,685
Depreciation and amortization	287	389	1,046	1,110

Total operating expenses	4,604	5,434	14,668	13,795

Operating income	2,656	3,842	11,334	12,158

Other income
Interest, net	36	178	409	319
Other, net	29	(6)	37	(3)

Total other income	65	172	446	316

Income before income taxes	2,721	4,014	11,780	12,474

(Provision) benefit for income taxes	20	(1,583)	(3,136)	(4,382)

Net income	$2,741	$2,431	$8,644	$8,092

Net income per common share:
Basic	$0.28	$0.25	$0.89	$0.84
Diluted	$0.27	$0.24	$0.84	$0.79

Shares used in computing net income per common share:
Basic	9,776	9,733	9,764	9,682
Diluted	10,188	10,333	10,303	10,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,644	$8,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,258	8,523
Stock-based compensation	1,691	1,628
Provision for doubtful accounts	518	165
Provision for inventory obsolescence	230	316
Gross profit from sale of lease pool equipment	(1,363)	(2,193)
Excess tax benefit from exercise of non-qualified stock options	(96)	(1,219)
Deferred tax (benefit) provision	(190)	1,981
Non-current income taxes payable	(598)	—
Changes in:
Accounts receivable	(3,970)	(1,429)
Contracts receivable	(88)	1,535
Inventories	(601)	1,317
Prepaid expenses and other current assets	(1,051)	850
Income taxes payable	(390)	1,252
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(4,885)	(430)

Net cash provided by operating activities	10,109	20,388

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(24,620)	(19,199)
Purchases of property and equipment	(488)	(434)
Additional payments related to subsidiary acquisition	—	(1,000)
Sale of used lease pool equipment	2,738	3,153

Net cash used in investing activities	(22,370)	(17,480)

Cash flows from financing activities:
Net proceeds from line of credit	8,400	4,500
Payments on borrowings	(1,500)	(6,000)
Purchase of short-term investments	(1,413)	—
Proceeds from issuance of common stock upon exercise of warrants and stock options, net of stock surrendered to pay taxes	184	341
Excess tax benefit from exercise of non-qualified stock options	96	1,219

Net cash provided by financing activities	5,767	60

Effect of changes in foreign exchange rates on cash and cash equivalents	(1,588)	755

Net (decrease) increase in cash and cash equivalents	(8,082)	3,723

Cash and cash equivalents, beginning of period	13,884	12,582

Cash and cash equivalents, end of period	$5,802	$16,305

Supplemental cash flow information:
Interest paid	$201	$248
Income taxes paid	$3,314	$811
Purchases of seismic equipment held for lease in accounts payable at end of period	$4,526	$6,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2008 for Mitcham Industries, Inc. (for purposes of these notes the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008, the results of operations for the three and nine months ended October 31, 2008 and 2007, and the cash flows for the nine months ended October 31, 2008 and 2007, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2009.
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
4. Restricted Cash
     In connection with a contract awarded in May 2008, SAP has pledged approximately $1.0 million in short-term time deposits to secure performance obligations under the contract. The amount of the security will be released as the contract obligations are performed over the life of the contract, which is estimated to be nine to twelve months.

5. Balance Sheet

	October 31,	January 31,
	2008	2008
Accounts receivable:
Accounts receivable	$15,642	$14,328
Allowance for doubtful accounts	(1,029)	(1,512)

Total accounts receivable, net	$14,613	$12,816

     Accounts receivable at October 31, 2008 increased over the amount at January 31, 2008 due primarily to significant transactions occurring near to October 31, 2008. During the three months ended October 31, 2008, certain accounts receivable were charged-off against the allowance for doubtful accounts.

Prepaid expenses and other current assets:
Insurance settlement receivable	$1,146	$—
Prepaid expenses	754	1,134
Other	456	357

	$2,356	$1,491

     Insurance settlement receivable at October 31, 2008 relates to estimated proceeds from the destruction of certain lease pool equipment.

Contracts receivable:
Contracts receivable	$5,728	$5,360
Less current portion of contracts receivable	(1,356)	(2,964)

Long-term portion of contracts receivable	$4,372	$2,396

     Long-term contracts receivable at October 31, 2008 consist of amounts related to a contract receivable that the Company expects to settle primarily through the acceptance of certain seismic equipment.

Inventories:
Raw materials	$3,044	$3,565
Finished goods	1,177	898
Work in progress	2,415	2,693

	6,636	7,156
Less allowance for obsolescence	(926)	(804)

Total inventories, net	$5,710	$6,352

     The allowance for obsolescence increased from January 31, 2008 to October 31, 2008 based on revised estimates of net realizable amounts.

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$118,988	$116,676
Land and buildings	366	366
Furniture and fixtures	5,248	5,026
Autos and trucks	477	605

	125,079	122,673
Accumulated depreciation and amortization	(68,723)	(69,494)

Total seismic equipment lease pool and property and equipment, net	$56,356	$53,179

6. Goodwill and Other Intangible Assets

	Weighted	October 31, 2008			January 31, 2008
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	10/31/08	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,320		$4,320	$4,358		$4,358

Proprietary rights	11.7	$3,490	$(520)	$2,970	$3,886	$(333)	$3,553
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(861)	139

Amortizable intangible assets		$4,490	$(1,520)	$2,970	$4,886	$(1,194)	$3,692

     As of October 31, 2008, the Company had goodwill of $4,320, all of which is allocated to the Seamap segment. During the nine months ended October 31, 2008, the Company recorded a decrease in goodwill in the amount of $38 resulting from the recognition of certain tax credits relating to the operations of Seamap. These tax credits related to the period prior to the acquisition of Seamap by the Company. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $45 and $114 for the three months ended October 31, 2008 and 2007, respectively, and $326 and $343 for the nine months ended October 31, 2008 and 2007, respectively. As of October 31, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal years ending January 31:
2009	$63
2010	255
2011	255
2012	255
2013 and thereafter	2,142

Total	$2,970

7. Long-Term Debt and Notes Payable
          On September 24, 2008 the Company entered into a new credit agreement with First Victoria Bank (the “Bank”) which replaces the Company’s existing $12.5 million agreement with the Bank. The new credit agreement provides for borrowings of up to $25.0 million on a revolving basis through September 24, 2010. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are secured by essentially all of the Company’s domestic assets. Interest is payable monthly at prime. Up to $5.0 million of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, expect for borrowings related to the credit agreement.
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

8. Shareholders’ Equity
     During the nine months ended October 31, 2008, approximately 18 shares were issued upon the exercise of stock options by employees pursuant to various stock option plans of the Company and approximately [2] shares of treasury stock were acquired in settlement of withholding tax obligations related to the vesting of restricted stock.
9. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Net income	$2,741	$2,431	$8,644	$8,092
Gain (loss) from foreign currency translation adjustment	(8,532)	2,752	(8,530)	6,306

Comprehensive (loss) income	$(5,791)	$5,183	$114	$14,398

     The loss from foreign currency translation adjustment for the three and nine months ended October 31, 2008 resulted primarily from the decline in the value of the Canadian dollar, Australian dollar and British pound sterling versus the U.S. dollar.
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
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2006. The Internal Revenue Service has not commenced an examination of any of the Company’s U.S. federal income tax returns.
     The Company is subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, in the second quarter of fiscal 2008, the Canadian federal tax authorities commenced an audit of the Company’s Canadian income tax returns for tax years ended January 31, 2004 through 2007. To date, adjustments totaling approximately $360 have been proposed and agreed upon. Those adjustments reduced the net operating loss carryforward available in Canada.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.
     During the three months ended October 31, 2008 the Company’s U.S. federal income tax returns for the year ended January 31, 2005 and all prior years closed without examination. As a result the Company recognized the benefit related to uncertain tax positions related to those periods. The amount of this benefit was approximately $930.
     The tax returns of MCL, the Company’s Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal taxing authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $1,000, which amount would decrease income tax expense.
11. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding warrants and common stock options having a dilutive effect using the treasury stock method, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and nine months ended October 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	9,776	9,733	9,764	9,682

Stock options	387	575	517	543
Unvested restricted stock	13	25	14	22
Phantom stock	12	—	8	—
Warrants	—	—	—	10

Total weighted average common share equivalents	412	600	539	575

Diluted weighted average common shares outstanding	10,188	10,333	10,303	10,257

12. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and nine months ended October 31, 2008 was approximately $528 and $1,691, respectively, and during the three and nine months ended October 31, 2007 was approximately $643 and $1,628, respectively. During the nine months ended October 31, 2008, options to purchase 150 shares of common stock were granted to the non-employee members of the Company’s Board of Directors.

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
     Financial information by business segment is set forth below (net of any allocations):

	As of October 31,	As of January 31,
	2008	2008
	Total assets	Total assets
Equipment Leasing	$86,776	$86,057
Seamap	16,562	18,434
Eliminations	(585)	(590)

Consolidated	$102,753	$103,901

     Results for the three months ended October 31, 2008 and 2007 were as follows:

	Revenues		Operating income (loss)		Income before taxes
	2008	2007	2008	2007	2008	2007
Equipment Leasing	$12,163	$12,061	$2,894	$3,590	$2,567	$3,816
Seamap	2,601	5,313	(178)	471	214	426
Eliminations	(216)	(169)	(60)	(219)	(60)	(228)

Consolidated	$14,548	$17,205	$2,656	$3,842	$2,721	$4,014

     Results for the nine months ended October 31, 2008 and 2007 were as follows:

	Revenues		Operating income		Income before taxes
	2008	2007	2008	2007	2008	2007
Equipment Leasing	$39,625	$34,811	$10,707	$10,726	$10,817	$11,234
Seamap	11,208	21,431	603	1,484	939	1,301
Eliminations	(256)	(624)	24	(52)	24	(61)

Consolidated	$50,577	$55,618	$11,334	$12,158	$11,780	$12,474

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	the effect on recent declines in oil and natural gas prices on exploration activities:

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	defaults by customers on amounts due us;

•	risks associated with our manufacturing operations and

•	foreign currency exchange risk
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

     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$12,163	$12,061	$39,625	$34,811
Seamap	2,601	5,313	11,208	21,431
Inter-segment sales	(216)	(169)	(256)	(624)

Total revenues	14,548	17,205	50,577	55,618

Cost of sales:
Equipment Leasing	6,118	4,655	19,089	14,914
Seamap	1,325	3,215	5,766	15,314
Inter-segment costs	(155)	59	(280)	(563)

Total cost of sales	7,288	7,929	24,575	29,665

Gross profit	7,260	9,276	26,002	25,953
Operating expenses:
General and administrative	4,317	5,045	13,622	12,685
Depreciation and amortization	287	389	1,046	1,110

Total operating expenses	4,604	5,434	14,668	13,795

Operating income	$2,656	$3,842	$11,334	$12,158

EBITDA (1)	$6,790	$6,792	$23,629	$20,678
Adjusted EBITDA (1)	$7,318	$7,435	$25,320	$22,306

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$2,741	$2,431	$8,644	$8,092
Interest income, net	(36)	(178)	(409)	(319)
Depreciation and amortization	4,105	2,956	12,258	8,523
(Benefit) provision for income taxes	(20)	1,583	3,136	4,382

EBITDA (1)	6,790	6,792	23,629	20,678
Stock-based compensation	528	643	1,691	1,628

Adjusted EBITDA (1)	$7,318	$7,435	$25,320	$22,306

(1)	EBITDA is defined as earnings (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do, and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition contractors conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at October 31, 2008 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales.

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
     Business Outlook
     Prior to the recent turmoil in global financial markets, the oil and gas exploration industry enjoyed generally sustained growth, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, benefited from this growth. These higher prices resulted in increased activity within the oil and gas industry and, in turn, resulted in an increased demand for seismic services. In recent weeks, we have seen significant declines in the prices for oil and natural gas. This decline is generally believed to be the result of a slow-down in the global economy, which, in turn, was impacted by unrest and uncertainty in global financial markets.
     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Because of these factors it is difficult to assess the impact of recent petroleum price changes on our business. However, there are indications of declines in oil and gas exploration activities, especially in certain geographic areas, such as North America and Russia. This is contrasted with indications of continued robust exploration activity in other parts of the world such as South America and Asia.
     Accordingly, the current outlook for our business is uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $25 million credit line enable us, we believe, to cope with any downturn in the seismic industry.
     The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependant in part on their ability to obtain appropriate financing. Recent uncertainty in global financial markets could make such financing more difficult to obtain. However, we have not seen indications of significant difficulties from any of Seamap’s customers to date.
     We responded to the increased demand for our services and products in recent periods by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During the nine months ended October 31, 2008, we added approximately $20.5 million of equipment to our lease pool. During the fiscal years ended January 31, 2008 and 2007, we added approximately $26.0 million and $25.5 million, respectively, of equipment to our lease pool. We have also attempted to improve the utilization of our lease pool by establishing test facilities in Russia and Singapore. Should the recent growth for the seismic industry continue, which is uncertain at this point, we may add new equipment to our lease pool. We may also establish operating facilities in new geographic areas, but we have no plans to do so at this time.
     We also may seek to expand our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. We have done this in the past by adding marine seismic equipment to our lease pool. During the nine months ended October 31, 2008, we added equipment used in vertical seismic profiling (“VSP”) applications to our lease pool. VSP is a technology in which seismic recording devices are introduced into a well bore, such as an oil or gas well. VSP technology has a wide variety of applications, including oil and gas production activities, as well as exploration activities. These applications include 3D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. Of the approximately $20.5 million of lease pool equipment added in the nine months ended October 31, 2008, approximately $4.2 million related to VSP equipment.
     Our revenues and results of operations during the nine months ended October 31, 2008 have not been materially impacted by inflation or changing prices, except as described above.
     A significant portion of our revenues are generated from sources outside the United States of America. For the nine months ended October 31, 2008, revenues from international customers totaled approximately $37.4 million. This amount represents 74% of consolidated revenues for that period. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     Revenues for the three and nine months ended October 31, 2008 were approximately $14.5 million and $50.6 million, respectively, compared to approximately $17.2 million and $55.6 million, respectively, in the three and nine months ended October 31, 2007. The decline in revenues in the three months ended October 31, 2008 over the same period in the prior year is attributable to a decrease in revenues from the Seamap segment during that period and is despite increased revenues in the Equipment Leasing segment. Revenues for the nine-month period ended October 31, 2008 declined, despite an increase in revenues from the Equipment Leasing segment. As more fully discussed below, in the first quarter of fiscal 2008 our Seamap segment had unusually high sales, which distorts the comparison between the two nine-month periods. For the three months ended October 31, 2008, we recorded operating income of approximately $2.7 million, compared to approximately $3.8 million for the same fiscal quarter a year ago, a decrease of approximately 29%. The decrease was due primarily to lower gross profits from the Seamap segment. For the nine months ended October 31, 2008, operating profit amounted to approximately $11.3 million as compared to approximately $12.2 million for the nine months ended October 31, 2007. A more detailed explanation of the variations noted above follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment are as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$10,043	$8,402	$29,916	$24,732
Lease pool equipment sales	333	1,661	2,738	3,153
New seismic equipment sales	117	760	3,764	4,207
SAP equipment sales	1,670	1,238	3,207	2,719

	12,163	$12,061	39,625	$34,811

Cost of sales:
Lease pool depreciation	3,822	2,500	11,214	7,413
Direct costs-equipment leasing	810	475	1,595	1,296
Cost of lease pool equipment sales	143	175	1,375	960
Cost of new seismic equipment sales	64	623	2,549	3,443
Cost of SAP equipment sales	1,279	882	2,356	1,802

	6,118	4,655	19,089	14,914

Gross profit	$6,045	$7,406	$20,536	$19,897

Gross profit %	50%	61%	52%	57%

     Equipment leasing revenues increased approximately 20% in the third quarter of fiscal 2009 over the third quarter of fiscal 2008 and increased approximately 21% in the first nine months of fiscal 2009 over the first nine months of fiscal 2008. These increases resulted from higher demand for seismic equipment, expansion into new geographic markets and expansion of our lease pool. During the fiscal year ended January 31, 2008, we added approximately $26.0 million of new lease pool equipment, including approximately $13.0 million in the fourth quarter of that year. This increase in our lease pool contributed significantly to the increase in equipment leasing revenues in the first nine months of fiscal 2009 as compared to the same period of fiscal 2008. In the first nine months of fiscal 2009, we added approximately $20.5 million of new lease pool equipment. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity discussed above.
     We have recently added VSP equipment to our lease pool and have begun to lease this equipment. The amount of revenue from this equipment amounted to approximately $1.3 million in the first nine months of fiscal 2009.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. The gross profit from the sales of lease pool equipment amounted to approximately $0.2 million and $1.5 million for the quarters ended October 31, 2008 and 2007, respectively. For the first nine months of fiscal 2009 and 2008, the gross profit from lease pool equipment sales amounted to approximately $1.4 million and $2.2 million, respectively. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Periodically, we will sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. During the three months ended October 31, 2008 and the three months ended October 31, 2007, the gross profit from these sales amounted to approximately $0.1 million. For the nine months ended October 31, 2008, the gross profit from the sale of new seismic equipment amounted to approximately $1.2 million, as compared to approximately $0.8 million in the first nine months of fiscal 2008. Due to the current uncertainty in the energy industry and in global financial markets, we expect to provide financing for fewer of these type transactions in the future.
     SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment was approximately $0.4 million in both the fiscal quarter ended October 31, 2008 and the fiscal quarter ended October 31, 2007. For the first nine months of fiscal 2009 and the first nine months of fiscal 2008, the gross profit from these sales amounted to approximately $0.9 million. In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We are accounting for this contract using the percentage of completion method. In the three months ended October 31, 2008, we recognized approximately $1.1 million in revenues related to this contract.
     Overall, the gross profit from our Equipment Leasing segment decreased by approximately 18% to approximately $6.0 million in the third quarter of fiscal 2009 as compared to approximately $7.4 million in the third quarter of fiscal 2008. The gross profit for this period declined despite higher leasing revenues due primarily to higher depreciation expense and lower gross profit from the sale of lease pool equipment. For the first nine months of fiscal 2009, the gross profit from our Equipment Leasing segment amounted to approximately $20.5 million as compared to approximately $19.9 million in the first nine months of fiscal 2008, an increase of approximately 3%. Despite higher depreciation charges within this segment, the increase in leasing revenues has resulted in an overall increase in gross profit in the first nine months of fiscal 2009.
     Depreciation expense related to lease pool equipment for the quarter and nine months ended October 31, 2008 amounted to approximately $3.8 million and $11.2 million, respectively. These amounts compare to approximately $2.5 million and $7.4 million for the quarter and nine months ended October 31, 2007, respectively. The increase in depreciation expense was primarily due to our acquisition of additional lease pool equipment during fiscal 2008 and 2009.
     Revenues and lease pool depreciation costs do not necessarily directly correlate. Over the long-term, depreciation costs are impacted by increases in equipment purchases to meet growing demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation costs. Although some of the equipment in our lease pool has reached the end of its depreciable life, the equipment continues to be in service and continues to generate revenue. The depreciable life of equipment in our industry is determined more by technical obsolescence than by usage or wear and tear. Some of our equipment is still capable of functioning appropriately, although fully depreciated. The current high demand for equipment has allowed us to lease older equipment that in periods of lower demand would be idle. Thus, we are able to generate leasing revenues from this older equipment with little or no associated depreciation costs.
     Direct costs related to seismic leasing for the three months ended October 31, 2008 increased approximately 70% over the same period in the prior year due to the increase in equipment leasing revenues and costs related to the sub-lease of some equipment in the fiscal 2008 period. For the nine months ended October 31, 2008, direct costs related to seismic leasing increased approximately 23% over the nine months ended October 31, 2007, which is roughly comparable to the increase in equipment leasing revenues between those periods. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Equipment sales	$2,601	$5,313	$11,208	$21,431
Cost of equipment sales	1,325	3,215	5,766	15,314

Gross profit	$1,276	$2,098	$5,442	$6,117

Gross profit %	49%	39%	49%	29%

     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2008, sales of Seamap equipment declined from the fiscal quarter ended October 31, 2007. We had expected to ship a GunLink 4000 system, with a sales value of approximately $1.5 million in the quarter ended October 31, 2008; however, due to delays from a particular supplier we were unable to ship the complete system until the fourth quarter of this year. In addition, we did experience a decline in customer order activity during this period, which contributed to the decline in equipment sales. For the nine months ended October 31, 2007, sales of Seamap equipment were unusually high, and therefore not directly comparable to other periods. Included in sales for that period was approximately $3.5 million related to ancillary equipment that we do not normally sell and which contributed a relatively small gross margin. Also during this period, we recorded approximately $2.4 million of sales related to orders that had originally been intended to ship in the fourth quarter of fiscal 2007, but which were delayed due to production issues and customers’ requests. Absent these unusual items, Seamap equipment sales in the first nine months of fiscal 2008 amounted to approximately $15.5 million. This compares with sales of approximately $11.2 million in the first nine months of fiscal 2009. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2009 and fiscal 2008 periods. As of October 31, 2008, Seamap has a backlog of firm orders amounting to approximately $16.8 million.
     The gross profit from the sale of Seamap equipment amounted to approximately $1.3 million, or 49% of Seamap revenues for the three months ended October 31, 2008, as compared to approximately $2.1 million, or 39% of Seamap revenues for the three months ended October 31, 2007. For the nine months ended October 31, 2008, gross profit from the sale of Seamap equipment amounted to approximately $5.4 million, or 49% of Seamap revenues, as compared to approximately $6.1 million, or 29% of Seamap revenues for the nine months ended October 31, 2007. Gross profit as a percentage of sales for the nine months ended October 31, 2007 was negatively impacted by certain design issues related to the GunLink 4000 product and by the effect of the sale of low-margin ancillary products discussed above. The gross margins for Seamap have increased in recent periods due to the resolution of the GunLink 4000 design issues and improved margins related to the GunLink 2000 and GunLink 4000 products. The GunLink 2000 and 4000 margins have improved primarily due to increased production efficiencies. These production efficiencies have resulted from the normal maturation of the production process for new products, such as the GunLink 4000, and from moving most production activities to Singapore from the United Kingdom to take advantage of lower cost structures. Also, in December 2007, we acquired intellectual property related to the software utilized in the GunLink products. Prior to this acquisition, with the sale of each GunLink system we were required to pay a royalty to the party that had developed the software. Had we owned the software during the first nine months of fiscal 2008, we estimate our gross profit from Seamap equipment sales would have been approximately $1.7 million higher in that period.
     Operating Expenses
     General and administrative expenses for the quarter ended October 31, 2008 were approximately $4.3 million, compared to approximately $5.0 million for the quarter ended October 31, 2007. This decrease resulted primarily from lower stock-based compensation expense and lower incentive compensation expense in the fiscal 2009 quarter. For the first nine months of fiscal 2009, general and administrative expenses amounted to approximately $13.6 million as compared to approximately $12.7 million in the first nine months of fiscal 2008. The increases in the fiscal 2009 periods resulted from higher personnel, legal and travel costs.
     Interest and Other Income, net
     Net interest and other income for the third quarter of fiscal 2009 amounted to approximately $0.1 million compared to approximately $0.2 million in the comparable period of fiscal 2008. The decrease is due to higher interest expense related to borrowings under our line of credit. The proceeds from the line of credit were used to purchase lease pool equipment. For the first nine months of fiscal 2009, interest and other income amounted to $0.4 million, compared to $0.3 million for the first nine months of fiscal 2008. The increase resulted from higher finance charges related to the sale of new seismic equipment.
     Provision for Income Taxes
     Our provision for income taxes for the nine months ended October 31, 2008 was approximately $3.1 million, an effective tax rate of approximately 27%. In the three months ended October 31, 2008, we recognized a tax benefit of approximately $0.9 million related to the recognition of uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The recognition of these uncertain tax positions arose upon the expiration of the time period in which certain of our U.S. Federal tax returns could be examined by the Internal Revenue Service. Without this benefit, our effective tax rate for the nine months ended October 31, 2008 would have been approximately 34%. For the first nine months of fiscal 2008, our provision for income taxes amounted to approximately $4.4 million, an effective tax rate of approximately 35%, consisting of current taxes of $2.4 million and deferred taxes of $2.0 million.
Liquidity and Capital Resources
     As of October 31, 2008, we had working capital of approximately $18.5 million and cash and cash equivalents of approximately $5.8 million as compared to working capital of approximately $14.0 million and cash and cash equivalents of approximately $13.9 million at January 31, 2008. Our working capital increased during the nine months ended October 31, 2008 primarily due to working capital generated from operations.
     Net cash flows provided by operating activities was approximately $10.1 million in the first nine months of fiscal 2009 as compared to cash flows provided by operating activities of approximately $20.4 million in the same nine months in fiscal 2008. This decrease, despite the increase in net income in the fiscal 2009 period, resulted primarily from an increase in accounts receivable and a decrease in accounts payable, accrued expenses, other current liabilities and deferred revenue.
     Net cash flows used in investing activities for the nine months ended October 31, 2008 includes purchases of seismic equipment held for lease totaling approximately $24.6 million. This amount reflects approximately $8.6 million attributable to equipment purchased in fiscal 2008, but not paid for until the current year. Approximately $4.5 million of current year additions of equipment, for which payment had not been made as of October 31, 2008, are not included in the purchases of seismic equipment held for lease in the statements of cash flows. These amounts are reflected in accounts payable as of October 31, 2008. Accordingly, additions to our lease pool amounted to approximately $20.5 million in the first nine months of fiscal 2009, as compared to approximately $13.0 million in the first nine months of fiscal 2008. Additions to our lease pool in the first nine months of fiscal 2009 included Sercel 428 DSU3 land recording equipment, VSP recording systems, Sercel 408 land recording equipment, Sercel 408 ULS submersible recording systems, geophones, as well as other land and marine seismic equipment. As of October 31, 2008, we had orders outstanding for the purchase of approximately $10.0 million of additional lease pool equipment. We expect to receive all of this equipment prior to the end of fiscal 2009.
     In the first nine months of fiscal 2009, we received approximately $2.7 million in cash from the sale of lease pool equipment compared to approximately $3.2 million in the first nine months of fiscal 2008. During the three months ended October 31, 2008 certain lease pool equipment with a net book value of approximately $1.1 million was destroyed. We expect to receive insurance proceeds at least equal to the net book value of this equipment. The amount we receive from the sale of lease pool equipment varies significantly based on market conditions and the demand for equipment. We generally do not seek to sell our lease pool equipment, but do so from time to time. In particular we will sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.

     During the nine months ended October 31, 2008, we incurred net borrowings of $8.4 million under our revolving credit agreement. In September 2008 we entered into a new $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), which replaced our existing $12.5 million facility with the Bank. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base we believe that the entire $25.0 million of the facility is available to us. The revolving credit facility matures September 24, 2010. However, at any time prior to that maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million. The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of December 5, 2008, we had $10.4 million outstanding under this revolving credit agreement.
     During the nine months ended October 31, 2008, we repaid the remaining $1.5 million of outstanding principle under the notes issued in connection with the acquisition of Seamap, utilizing net cash provided by operations. In addition, during this same period we invested approximately $1.4 million in short-term deposit accounts. These amounts were pledged to secure performance obligations under a contract entered into by SAP.
     As discussed above, we have purchased significant amounts of additional lease pool equipment in recent periods and have entered into commitments to purchase further amounts during the balance of fiscal 2009. Given the current economic environment, we are uncertain as to what additional purchase of lease pool equipment we may make. However, if we believe customer demand for equipment warrants further purchases, we may make further purchases.
     We believe that the obligations discussed above, as well as our other liquidity needs, can be met from cash flows provided by operations and from amounts available under our revolving credit facility discussed above. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses, we may seek other sources of debt or equity financing.
     As of October 31, 2008, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $5.8 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2008, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.1 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $0.3 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 45% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2008 have not materially changed, except as noted below. In addition to the other information set forth in this form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our revenue and profitability.
     The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in lower oil and natural gas prices. Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause an impairment of our goodwill or intangible assets or of our other long-lived assets.
     The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.
     The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on our lenders or on our customers, causing them to fail to meet their obligations to us.
     All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, if any, of such changes in our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

	(a)	(b)	(c)	(d)
			Total number of	Maximum
			shares	number of
			purchased as	shares that may
	Total	Average	part of publicly	yet be
	number of	price	announced	purchased
	shares	paid per	plans or	under the plans
Period	purchased	share	programs	or programs
August 1-31, 2008	—	—	—	—
September 1-30, 2008	1,058	$12.24	—	—
October 1-31, 2008	—	—	—	—

Total	1,058	$12.24	—	—

Note: All shares were surrendered in payment of taxes due upon the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     Exhibits
     The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-Q.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Loan Agreement Dated September 24, 2008 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K filed with the SEC on September 25, 2008	000-25142	10.1

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: December 9, 2008	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)