Form 10-K/A
period 2008-01-31
MITCHAM INDUSTRIES INC
filed 2009-02-12
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended January 31, 2008 to revise the wording of the Report of Independent Registered Public Accounting Firm on Financial Statements and the Report of Independent Registered Public Accounting Firm on Internal Controls. These revisions have been made in order to comply with the precise language specified by the Public Company Accounting Oversight Board. The revisions in no way modify the opinions expressed in those reports.
     Other than as described above the Form is identical in all respects with the earlier filed Form 10-K.

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
     A summary of our revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2008	2007	2006
UK / Europe	$27,892	$9,318	$2,355
Canada	6,820	8,302	8,914
South America	4,153	3,050	3,220
Asia/South Pacific	9,431	9,713	10,479
Eurasia (1)	10,180	4,998	—
Other (2)	4,119	1,940	233

Totals	$62,595	$37,321	$25,201

(1)	Comprised of Eastern Europe, the Russian Federation and the CIS

(2)	Includes Africa and the Middle East

     The net book value of our fixed assets in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment:	2008	2007	2006
United States	$19,602	$12,969	$11,649
Canada	27,108	18,062	5,883
Australia	1,861	1,057	2,167
Russia	3,399	1,965	—
Singapore	634	623	97
United Kingdom	575	756	128

Total	$53,179	$35,432	$19,924

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
     The following table presents certain operating information by operating segment:

	Year Ended January 31,
	2008	2007	2006
	(in thousands)
Revenues:
Equipment Leasing	$51,701	$37,683	$30,569
Seamap	25,383	12,274	4,020
Less inter-segment sales	(663)	(1,047)	—
Total revenues	76,421	48,910	34,589

Cost of sales:
Equipment Leasing	23,830	17,531	15,129
Seamap	17,381	8,927	1,735
Less inter-segment costs	(596)	(631)	—

Total direct costs	40,615	25,827	16,864

	Year Ended January 31,
	2008	2007	2006
	(in thousands)
Gross profit
Equipment Leasing	27,871	20,152	15,440
Seamap	8,002	3,347	2,285
Less Inter-segment amounts	(67)	(416)	—

Total gross profit	35,806	23,083	17,725

Operating expenses:
General and administrative	17,425	14,970	9,437
Provision for doubtful accounts	460	251	188
Depreciation and amortization	1,476	1,307	648

Total operating expenses	19,361	16,528	10,273

Operating income	$16,445	$6,555	$7,452

EBITDA (1)	$28,327	$15,540	$17,044
Adjusted EBITDA (1)	$30,580	$17,185	$17,197

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$11,439	$9,285	$10,855
Interest income, net	(479)	(836)	(422)
Depreciation, amortization and impairment	11,879	8,919	9,575
Provision for (benefit from) income taxes	5,488	(1,828)	(2,964)

EBITDA (1)	28,327	15,540	17,044
Stock-based compensation	2,253	1,645	153

Adjusted EBITDA (1)	$30,580	$17,185	$17,197

(1)	EBITDA is defined as net income (loss) before (i) interest income, net of interest expense, (ii) provision for (or benefit from) income taxes and (iii) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because they provide management with important information for assessing our performance and as indicators of our ability to make capital expenditures and finance working capital requirements. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Early application is encouraged. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments. We do not expect that this pronouncement will have a significant impact on our financial condition or results of operations.
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

			SEC File or
Exhibit Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

			SEC File or
Exhibit Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference
3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

10.2*	Separation Agreement and Release, effective as of August 23, 2006, between Michael A. Pugh and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.1

10.3*	Mitcham Industries, Inc. 1994 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.3

10.4*	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.4

10.5*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A

10.6*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3

10.7*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A

10.8*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.	000-25142	Appendix A

10.9*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.10*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.11*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.12*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.13*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.14*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10.15*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.16*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.17*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.18*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.19*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.19

10.20	Exclusive Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2006.	000-25142	10.1

10.21	Loan Agreement, dated March 30, 2004, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	10.16

10.22	Renewal Extension and Modification Agreement, dated January 31, 2007, between Mitcham Industries, Inc. and First Victoria Bank	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.22

10.23	Stock Purchase Agreement, effective as of July 1, 2005, between Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2005.	000-25142	10.1

10.24	Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.24

10.25	Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 21, 2007.	000-21542	10.1

10.26	Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 21, 2007.	000-21542	10.2

21.1	Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the SEC on May 10, 2006.	000-25142	21

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SEC File or
Exhibit Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference

32.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2009.

MITCHAM INDUSTRIES, INC.
By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR.	President, Chief Executive Officer and Director	February 12, 2009

Billy F. Mitcham, Jr.	(Principal Executive Officer)

/s/ ROBERT P. CAPPS	Executive Vice President — Finance, Chief Financial Officer and Director	February 12, 2009

Robert P. Capps	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. BLUM	Non-Executive Chairman of the Board	February 12, 2009

Peter H. Blum

/s/ ROBERT J. ALBERS	Director	February 12, 2009

Robert J. Albers

/s/ JOHN F. SCHWALBE	Director	February 12, 2009

John F. Schwalbe

/s/ RANDAL DEAN LEWIS	Director	February 12, 2009

Randal Dean Lewis

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
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, during the year ended January 31, 2007 and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, during the year ended January 31, 2008.
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
Hein & Associates LLP
Houston, Texas
April 14, 2008

MITCHAM INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,884	$12,582
Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,212 at January 31, 2008 and 2007, respectively	12,816	11,823
Current portion of contracts receivable	2,964	1,787
Inventories, net	6,352	7,308
Deferred tax asset	1,230	483
Prepaid expenses and other current assets	1,491	2,003

Total current assets	38,737	35,986
Seismic equipment lease pool and property and equipment, net	53,179	35,432
Intangible assets, net	3,692	2,127
Goodwill	4,358	3,358
Deferred tax asset	1,505	5,094
Long-term portion of contracts receivable and other assets	2,430	1,305

Total assets	$103,901	$83,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,729	$16,343
Current maturities — long-term debt	1,500	1,500
Income taxes payable	1,967	328
Deferred revenue	872	948
Accrued expenses and other current liabilities	3,674	3,177

Total current liabilities	24,742	22,296
Non-current income taxes payable	3,391	—
Long-term debt	—	1,500

Total liabilities	28,133	23,796
Commitments and contingencies (Note 11 & 15)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,708 and 10,601 shares issued at January 31, 2008 and January 31, 2007, respectively	107	106
Additional paid-in capital	71,929	67,385
Treasury stock, at cost (921 and 919 shares at January 31, 2008 and 2007, respectively)	(4,805)	(4,781)
Retained earnings (deficit)	662	(6,142)
Accumulated other comprehensive income	7,875	2,938

Total shareholders’ equity	75,768	59,506

Total liabilities and shareholders’ equity	$103,901	$83,302

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended January 31,
	2008	2007	2006
Revenues:
Equipment leasing	$34,364	$24,942	$22,104
Lease pool equipment sales	3,488	4,297	5,218
Seamap equipment sales	24,720	11,227	4,020
Other equipment sales	13,849	8,444	3,247

Total revenues	76,421	48,910	34,589

Cost of sales:
Direct costs — equipment leasing	1,846	2,167	2,907
Direct costs — lease pool depreciation	10,403	7,612	8,310
Cost of lease pool equipment sales	1,019	1,961	950
Cost of Seamap and other equipment sales	27,347	14,087	4,080
Impairment of lease pool assets	—	—	617

Total cost of sales	40,615	25,827	16,864

Gross profit	35,806	23,083	17,725

Operating expenses:
General and administrative	17,425	14,970	9,437
Provision for doubtful accounts	460	251	188
Depreciation and amortization	1,476	1,307	648

Total operating expenses	19,361	16,528	10,273

Operating income	16,445	6,555	7,452
Other income (expense):
Interest income	687	987	528
Interest expense	(208)	(151)	(106)
Other, net	3	66	17

Total other income (expense)	482	902	439

Income before income taxes	16,927	7,457	7,891
Provision (benefit) for income taxes	5,488	(1,828)	(2,964)

Net income	$11,439	$9,285	$10,855

Net income per common share:
Basic	$1.18	$0.97	$1.19

Diluted	$1.11	$0.93	$1.10

Shares used in computing income per common share:
Basic	9,698	9,596	9,126

Diluted	10,282	10,026	9,844

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

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$11,439	$9,285	$10,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,879	8,919	8,958
Impairment of lease pool assets	—	—	617
Stock-based compensation	2,253	1,645	153
Provision for doubtful accounts	461	251	188
Provision for inventory obsolescence	348	144	—
Gross profit from sale of lease pool equipment	(2,469)	(2,336)	(4,268)
Excess tax benefit from exercise of non-qualified stock options	(1,912)	(390)	—
Provision for deferred income taxes	1,103	(2,523)	(3,000)
Non-current income taxes payable	406	—	—
Changes in:
Trade accounts and contracts receivable	(4,454)	(6,778)	(892)
Inventories	847	(5,088)	(268)
Current assets of discontinued operations, net	—	354	35
Income taxes payable	2,924	295	2
Accounts payable, accrued expenses and other current liabilities	7,627	1,054	(1,093)
Prepaids and other, net	552	(1,246)	(86)

Net cash provided by operating activities	31,004	3,586	11,201

Cash flows from investing activities:
Sales from used lease pool equipment	3,488	4,297	5,218
Acquisition of subsidiaries	(3,784)	(1,000)	(2,537)
Purchases of short-term investments	—	—	(6,000)
Redemptions of short-term investments	—	2,550	3,450
Purchases of seismic equipment held for lease	(29,967)	(12,868)	(8,186)
Purchases of property and equipment	(886)	(1,677)	(784)
Long-term assets of discontinued operations	—	—	216

Net cash used in investing activities	(31,149)	(8,698)	(8,623)

Cash flows from financing activities:
Proceeds from borrowings	4,500	—	—
Payments on borrowings	(6,000)	—	(918)
Proceeds from issuance of common stock upon exercise of options and warrants, net of shares surrendered during exercises	356	861	1,640
Excess tax benefit from exercise of non-qualified stock options	1,912	390	—

Net cash provided by financing activities	768	1,251	722
Effect of changes in foreign exchange rates on cash and cash equivalents	679	5	—

Net increase (decrease) in cash and cash equivalents	1,302	(3,856)	3,300
Cash and cash equivalents, beginning of year	12,582	16,438	13,138

Cash and cash equivalents, end of year	$13,884	$12,582	$16,438

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
     Effective February 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $4,635 and was recorded as an adjustment to the February 1, 2007 balance of retained earnings.

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
     Fair Value of Financial Instruments —The Company’s financial instruments consist of trade receivables, contracts receivable and accounts payable. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts. In connection with the Seamap acquisition, the Company has $1,500 in promissory notes payable to the shareholders of Seamap. The Company believes the carrying value of the notes payable approximates the estimated fair value because of the short maturity of the notes payable.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments. The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.
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

5. Contracts Receivable
     Contracts receivable consisted of $5,360, due from five customers as of January 31, 2008 and $3,077 due from three customers as of January 31, 2007. These contracts bear interest ranging from 8% - 12% with repayment terms ranging from 12 to 24 months. All contracts are secured by the equipment sold. All of the contracts receivable are considered collectible, and no allowances have been established for them.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements — continued
(In thousands, except for per share amounts)
6. Seismic Equipment Lease Pool and Property and Equipment
     Seismic equipment lease pool and property and equipment consisted of the following as of:

	As of January 31,
	2008	2007
Recording channels	$60,287	$44,148
Other peripheral equipment	56,389	44,153

Cost of seismic equipment lease pool	116,676	88,301

Land and buildings	366	366
Furniture and fixtures	5,026	4,347
Autos and trucks	605	382

Cost of property and equipment	5,997	5,095

Cost of seismic equipment lease pool and property and equipment	122,673	93,396
Less accumulated depreciation	(69,494)	(57,964)
Net book value of seismic equipment lease pool and property and equipment	$53,179	$35,432

	As of January 31,
	2008	2007
Location of seismic equipment lease pool and property and equipment:
United States	$19,602	$12,969
Canada	27,108	18,062
Australia	1,861	1,057
Russia	3,399	1,965
Singapore	634	623
United Kingdom	575	756

Total	$53,179	$35,432

7. Goodwill and Other Intangible Assets

	Weighted
	Average	As of January 31, 2008			As of January 31, 2007
	Remaining	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	1/31/08	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,358			$3,358

Proprietary rights	12.5	$3,886	$(333)	$3,553	$1,850	$(195)	$1,655
Covenants not-to-compete	0.4	1,000	(861)	139	1,000	(528)	472

Amortizable intangible assets		$4,886	$(1,194)	$3,692	$2,850	$(723)	$2,127

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
     As of January 31, 2008, the Company had unrecognized tax benefits amounting to approximately $5,041 attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of $1,163. Income tax expense for the year ended January 31, 2008 includes $406 attributable to uncertain tax positions, including $390 of potential penalties and interest.

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
     Stock Based Compensation Activity
     The following table presents a summary of the Company’s stock option activity for the year ended January 31, 2008:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Shares	Exercise Price	(in years)	Value
Outstanding, January 31, 2007	1,208	$7.57
Granted	257	18.67
Exercised	(72)	3.88
Forfeited	(2)	13.19
Expired	(1)	16.64

Outstanding, January 31, 2008	1,390	$9.80	6.59	$10,304

Exercisable at January 31, 2008	899	$6.35	5.30	$9,481
Vested and expected to vest at January 31, 2008	1,276	$10.03	7.11	$10,240

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
     Restricted stock awards as of January 31, 2008 and changes during the year ended January 31, 2008 were as follows:

	Year Ended January 31, 2008
	Number	Weighted Average
	of Shares	Grant Date Fair Value
Unvested, beginning of period	38	$13.10
Granted	18	19.46
Vested	(14)	13.61
Canceled	—	—

Unvested, end of period	42	$15.60

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
17. Sales and Major Customers
     A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows:

	Year Ended January 31,
	2008	2007	2006

Canada	$6,820	$8,302	$8,914
UK / Europe	27,892	9,318	2,355
South America	4,153	3,050	3,220
Asia/South Pacific	9,431	9,713	10,479
Eurasia	10,180	4,998	—
Other	4,119	1,940	233

Totals	$62,595	$37,321	$25,201

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
Hein & Associates LLP
Houston, Texas
April 14, 2008

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Col. B	Col. C(1)	Col. C(2)
	Balance at	Charged to	Charged to		Col. D		Col. E
Col. A	Beginning of	Costs and	Other		Deductions		Balance at End of
Description	Period	Expenses	Accounts		Describe		Period

Allowance for doubtful accounts
January 31, 2008	$1,212	460	5	(a)	(165)	(b)	$1,512
January 31, 2007	$1,173	250	—		(211)	(b)	$1,212
January 31, 2006	$1,009	188	—		(24)	(b)	$1,173

Allowance for obsolete equipment and inventory
January 31, 2008	$553	448	59		(16)	(c)	$1,044
January 31, 2007	$351	248	(23)		(23)	(c)	$553
January 31, 2006	$519	77	2	(A)	(247)	(c)	$351

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.