Form 10-K
period 2009-01-31
MITCHAM INDUSTRIES INC
filed 2009-04-15
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐  The Company is not subject to Rule 405 at this time.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $143,190,676 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2009

Common Stock, $0.01 par value per share	9,802,522 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2009 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). This information includes, without limitation, statements concerning:

•	our future financial position and results of operations;

•	international and economic instability;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	our relationships with suppliers;

•	our ability to retain customers;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and elsewhere within this Form 10-K. We caution readers to not place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

We operate our business in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. The equipment manufacturing segment is conducted by our Seamap subsidiaries and, therefore, is referred to in this Form 10-K as our “Seamap” segment. For additional information about our business segments, including related financial information, see Note 14 to our consolidated financial statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Prior to approximately October 2008, we had experienced an extended period of growth in our business, as had most businesses involved in providing seismic related goods and services. This growth was, we believe, driven primarily by worldwide oil and gas exploration activity, which was in turn driven by the demand for oil and gas and historically high prices for oil and natural gas. With the recent global economic and financial crisis, we have seen demand for our products decline, especially within certain markets such as North America and the Commonwealth of Independent States (“CIS”), which consists of 11 former Soviet Republics. The onslaught of the global recession and the resulting decline in demand for oil and gas, coupled with a relatively high supply of those commodities, has resulted in a dramatic decline in the price for oil and natural gas. This has, we believe, resulted in a dramatic slow-down in oil and gas exploration activity and, therefore, a decline in demand for seismic related goods and services.

Our equipment is utilized in a variety of worldwide geographic regions which are described in Item 1 — “Business — Customers, Sales, Backlog and Marketing.” We lease seismic equipment worldwide, and, on occasion, sell new or used seismic equipment through MII in Huntsville, Texas, and through MCL in Calgary, Alberta. MSE, from its location in Ufa, Bashkortostan, Russia, leases seismic equipment primarily in the Russian Federation and the CIS. SAP, from its location in Brisbane, Australia, leases seismic equipment in Australia and other locations within the Pacific Rim and also sells new seismic, oceanographic and hydrographic equipment throughout the Pacific Rim. Seamap UK, located in Somerset, United Kingdom and Seamap Singapore, located in Singapore, design, manufacture and sell marine seismic equipment throughout the world.

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique-Veritas (“Sercel” and “CGV,” respectively) and ION Geophysical Corporation (“ION”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or ION systems. At January 31, 2009, approximately 58% of our equipment lease pool, on a cost basis, consisted of seismic recording channels and related equipment, with the remainder consisting of geophones, compressors, energy source controllers and other peripheral equipment.

For the past several years, we have had a series of supply and exclusive lease referral agreements with Sercel, which we believe have provided us with certain competitive advantages primarily due to preferential pricing and expedited delivery arrangements under the agreements. Under these agreements, we have been the exclusive worldwide short-term leasing representative for certain products. The most recent of these agreements expired by its terms in December 2008. We have been negotiating an extension or replacement of this agreement but have not concluded a new agreement and can give no assurance that such an agreement will ever be reached.

We lease our equipment on a short-term basis, generally for three to six months, to seismic contractors who need additional capacity to complete a seismic survey. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) the term of the lease and (iv) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.

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

Business Strategy

Our business strategy is to meet the needs of the seismic industry by leasing a wide range of equipment and to provide technologically advanced solutions for marine seismic applications. To accomplish this, we have identified the following major objectives:

•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. We intend to expand our international leasing activities in new geographic areas, including the CIS, South America, Europe, the Middle East and North Africa. Growth within the CIS has been abated by the global economic and financial crisis; however, we believe this to be a temporary situation and that this area presents long-term growth opportunities. We believe there are significant opportunities to continue to expand our international leasing and sales activities. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations. We generally expect to establish any such facilities through a “green field” approach, but we may consider making selective acquisitions from time to time.

•	Maintain alliances with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers, particularly Sercel, allow us to expand our equipment lease pool through favorable pricing and delivery terms. We believe these relationships provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service industry, particularly in the seismic sector. These opportunities could include the introduction of new products or services or the acquisition of existing businesses.

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

In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions regarding whether or where to drill are critical to the overall process. Since 3-D seismic data increases drilling success rates and reduces costs, we believe that 3-D seismic surveys are now predominant. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit data, seismic data acquisition systems have been expanding in size during the past several years.

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

With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys is now requiring seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these changes, the number of seismic survey channels has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys, which today average more than 5,000 channels and sometimes use as many as 100,000 channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

Seismic surveys utilizing 2-D, 3-D or 4-D techniques require essentially the same equipment. The manner in which the equipment is deployed and the resulting data analyzed differs, however. Accordingly, our equipment can generally be utilized in 2-D, 3-D and 4-D seismic surveys. Since 3-D and 4-D seismic surveys generally utilize significantly more equipment than 2-D seismic surveys, the potential to lease our seismic equipment has increased from earlier periods.

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

Our land equipment lease pool includes a total of over 90,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, and other peripheral equipment. Our lease pool of marine seismic equipment includes streamers (recording channels that are towed behind a vessel), air compressors, air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool includes energy source controllers and GPS tracking systems that are manufactured by our Seamap segment.

Our equipment leases generally have terms of three to six months and are typically renewable on a month- to-month basis. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages other than normal wear and tear and replacing destroyed or lost equipment under the terms of our standard lease agreements. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. While it is our general practice to lease our seismic equipment on a monthly basis, we may from time to time lease some equipment on a day rate usage basis in response to market conditions.

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

Historically, the majority of the inspection, testing and repair has been done in our Huntsville, Texas or Calgary, Alberta facilities. In fiscal 2008, we added inspection and testing capabilities to our facility in Ufa, Bashkortostan, Russia and inspection, testing and limited repair capabilities to our facility in Singapore. We believe that by expanding these capabilities we have been able to more effectively utilize our equipment and reduce costs associated with these operations, although it is not possible to quantify the effect of any such improvement. The incremental cost for these additional facilities was not material.

Lease Pool Equipment Sales.  On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. We expect to utilize our lease pool in our leasing operations and, therefore, we generally expect sales of lease pool equipment in future periods to be a smaller component of our business than they have been in the past. Sales of lease pool equipment have declined over the past three years, amount to approximately $3.0 million, $3.5 million and $4.3 million in each of the three fiscal years ended January 31, 2009, 2008 and 2007, respectively. However, we will evaluate any opportunities for the sale of equipment from our lease pool, and based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material.

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

Key Supplier Agreements

The Sercel Lease Agreement

In September 2006, we entered into a new exclusive equipment lease agreement with Sercel (the “Exclusive Equipment Lease Agreement”) under which we were generally the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL. This agreement expired by its terms in December 2008. We have been negotiating with Sercel an extension or replacement of this agreement. There can be no assurance that we will be able to successfully conclude these negotiations and can give no assurance that such agreement will ever be reached. We do not believe that the failure to enter into a new agreement will have a material adverse effect on our business.

Under the agreement, we also agreed not to offer financing leases or leases with terms greater than one year related to the Exclusive Products (as defined in the agreement) without Sercel’s prior consent. Sercel agreed to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory (as defined in the agreement) to us and to not recommend any competitor of ours as a source of such rentals. Sercel and we agreed to cooperate in the promotion and marketing of the Exclusive Products.

The agreement provided that Sercel would grant us specified pricing for the purchase of the Exclusive Products and certain other products. In return, we agreed to purchase a total of 9,000 stations, or 27,000 channels, of the Exclusive Products by December 31, 2008. However, the agreement allowed us to purchase other equipment with a comparable value from Sercel in order to satisfy our purchase obligation. We met our purchase obligations under this agreement.

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

Certain software utilized by Seamap’s GunLink products was developed by Tanglesolve Instrumentation, Ltd. (“Tanglesolve”) under a cooperation agreement with Seamap. Under this agreement, Tanglesolve received a royalty payment from the sale of each GunLink product. In December 2007, Seamap acquired all of the capital stock of Tanglesolve. At the time, Tanglesolve’s only material assets were the cooperation agreement and the intellectual property related to the GunLink software. In connection with this transaction, Seamap entered into a new cooperation agreement with the former shareholders of Tanglesolve whereby they provide certain on-going support services.

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2009, we had approximately 30 lease customers with 66 active leases of various lengths, but typically for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2009, our Seamap segment had a backlog of orders amounting to approximately $11.2 million, compared to $4.1 million as of January 31, 2008. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2010.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Years Ended January 31,
	2009	2008	2007

United States	$14,850	$13,826	$11,589
UK / Europe	20,502	27,892	9,318
Canada	6,498	6,820	8,302
South America	3,313	4,153	3,050
Asia/South Pacific	10,778	9,431	9,713
Eurasia(1)	6,156	10,180	4,998
Other(2)	4,715	4,119	1,940

Total Non-United States	51,962	62,595	37,321

Total	$66,812	$76,421	$48,910

(1)	Comprised of Eastern Europe, the Russian Federation and the CIS

(2)	Includes Africa and the Middle East

The net book value of our fixed assets in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of Property and Equipment	2009	2008	2007

United States	$45,942	$19,602	$12,969
Canada	13,857	27,108	18,062
Australia	1,626	1,861	1,057
Russia	1,920	3,399	1,965
Singapore	543	634	623
United Kingdom	363	575	756

Total non-United States	18,309	33,577	22,463

Total	$64,251	$53,179	$35,432

For information regarding the risks associated with our foreign operations, see Item 1A — “Risk Factors.”

For fiscal 2009, we had one customer, CGV, which represented approximately 23% of our consolidated revenues. In fiscal 2008, CGV accounted for approximately 21% of our consolidated revenues. CGV was created from the merger of Compagnie Generale de Geophysique (“CGG”) and Veritas DGC, Inc. (“Veritas”), which was effective from January 12, 2007. Both CGG and Veritas were our customers prior to the merger. Had CGV been in existence for all of our fiscal year ended January 31, 2007, sales to that entity would have represented approximately 14% of our total consolidated revenues. Neither CGG nor Veritas individually accounted for more than 10% of our consolidated revenues in fiscal 2007. The loss of CGV as a customer could have a material adverse effect on our result of operations. No other customer accounted for 10% or more of our revenues during these periods.

Competition

Our major competitors are the major seismic equipment manufacturers who sell equipment on financed terms. We face lesser competition from several companies that engage in seismic equipment leasing, but competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool as we do. In addition, some seismic contractors may seek to lease their excess equipment from time to time. We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) variety and availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment, many of whom have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from, Sercel, a subsidiary of CGV. However, we also acquire lease pool equipment from a number of other suppliers including ION, Bauer Compressors, Inc. and OYO Geospace Corporation. Management believes that our current relationships with our suppliers are satisfactory. For the years ended January 31, 2009, 2008 and 2007, approximately 42%, 33% and 33%, respectively of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A —“Risk Factors.”

Employees

As of January 31, 2009, we employed 129 people full-time, none of whom are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

Website Access to Our Periodic SEC Reports

Our internet address is http://www.mitchamindustries.com. We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge through our website as soon as reasonably practicable after the report is filed with or furnished to the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.

We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated by reference into this Form 10-K and you should not consider information on our website as part of this Form 10-K.

Item 1A.	Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.

You should refer to the explanation of the qualifications and limitations on forward-looking statements included under “Cautionary Statements Abut Forward-Looking Statements” of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.

The recent worldwide financial and credit crisis and resulting worldwide economic recession may reduce the level of exploration production investment by oil and gas companies which would have a material adverse effect on our revenue and profitability.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial businesses worldwide. This reduction in liquidity and credit, combined with recent substantial losses in worldwide equity markets, has resulted, it is generally believed, in a worldwide economic recession. This recession has resulted in a decline in demand for oil and gas and a dramatic decline in the price for oil and natural gas. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of exploration, development and production activity. Perceptions of a long-term decrease in oil prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause an impairment of our goodwill or other intangible assets or of our other long-lived assets.

Demand for seismic data is not assured.

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

The cyclical nature of the oil and gas industry can have a significant effect on our revenues and profitability. Historically, oil and natural gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. These fluctuations have in the past, and may in the future, adversely affect our business. We are unable to predict future oil and natural gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations.

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2009, 2008 and 2007, our single largest customer accounted for approximately 23%, 21% and 14%, respectively, of our consolidated revenues. Our five largest customers accounted for approximately 41% of our consolidated revenues in the fiscal year ended January 31, 2009. There has recently been considerable consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of our customers and could result in a decrease in the demand for our equipment.

The financial soundness of our customers could materially affect our business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition and results of operations.

As of January 31, 2009, we had approximately $20.2 million of customer accounts and contracts receivable, of which approximately $5.5 million was over 90 days past due. For the year ended January 31, 2009, we had a charge of $2.9 million to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

We derive significant revenues from foreign sales, which pose additional risks to our operations.

In addition, many of our foreign operations are conducted in currencies other than U.S. dollars. Those currencies include the Canadian dollar, the Australian dollar, the Singapore dollar, the Russian ruble and the British pound sterling. These internationally-sourced revenues are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment could not be made in U.S. dollars) and fluctuations. For example, for accounting purposes, balance sheet accounts of our operating subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has in the past been, and may in the future be, material because of the significant amount of assets held by our international subsidiaries and the fluctuations in the foreign exchange rates.

We may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets, which may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to grow our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.

Our operations and financial condition will be materially adversely affected if we are unable to continually obtain additional lease contracts.

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

Our failure to attract and retain key personnel could adversely affect our operations.

Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our President and Chief Executive Officer. The loss of the services of Mr. Mitcham or other personnel could have a material adverse effect on our operations.

Our long-lived assets may be subject to impairment due to the current financial crisis.

We periodically review our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of these if the future cash flows anticipated to be generated from the related the assets falls below net book value. The recent decline in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See discussion of “Long-Lived Assets” included in Item 7 — “Management Discussion and Analysis.”

Our seismic lease pool is subject to technological obsolescence.

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

Seasonal conditions cause fluctuations in our operating results.

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

We face competition in our seismic equipment leasing activities.

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

We rely on a small number of suppliers and disruption in vendor supplies could adversely affect our results of operations.

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

The operations of Seamap are subject to special risks that could have a material adverse effect on our operations.

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

We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties;

•	require us to redesign the products that use the technology; or

•	prevent us from manufacturing or selling our products that incorporate the technology.

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

Our stock price is subject to volatility.

Energy and energy service company stock prices, including our stock price, have been extremely volatile from time to time. Stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing.

Recent growth many not be sustainable.

In recent periods, we have experienced significant growth in revenues, driven in large part by generally favorable economic conditions within the oil and gas industry in general and within the seismic services industry specifically. In light of the global economic crisis, this growth may not be sustainable and, accordingly, our recent growth may not be indicative of future results of operations.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

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

Provisions in our articles of incorporation and Texas law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We occupy the following principal facilities that we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (In Square Feet)	Owned or Leased	Segment Using Property

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Seamap
Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing
Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing
Singapore	Office and warehouse	20,000	Leased	Equipment Leasing and Seamap
Shepton Mallet, United Kingdom	Office and warehouse	12,300	Leased	Seamap
Ufa, Bashkortostan, Russia	Office and warehouse	6,000	Leased	Equipment Leasing

Item 3.	Legal Proceedings

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

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year Ended January 31, 2009:
First Quarter	$19.60	$16.19
Second Quarter	21.83	14.60
Third Quarter	15.01	4.75
Fourth Quarter	5.40	3.20
Fiscal Year Ended January 31, 2008:
First Quarter	$16.43	$12.75
Second Quarter	20.64	14.00
Third Quarter	21.98	15.30
Fourth Quarter	21.92	15.76

As of April 3, 2009, there were approximately 6,000 beneficial holders of our common stock.

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

As of January 31, 2009, we had deposits in foreign banks equal to approximately $5.8 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2004 through January 31, 2009, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2004, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mitcham Industries, Inc., The S&P Smallcap 600 Index
And A Peer Group

*	$100 invested on 1/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09
Mitcham Industries, Inc.	$100.0	$165.68	$684.72	$361.66	$450.40	$97.05
S&P Smallcap 600	100.0	116.52	139.13	150.83	140.14	88.66
Peer Company Index	100.0	145.02	237.74	367.03	414.75	101.01

The Peer Company Index consists of: Compagnie Generale de Geophysique-Veritas (NYSE: GGV), Dawson Geophysical Company (NASDAQ: DWSN), Ion Geophysical Corp. (NYSE: IO) and Omni Energy Services Corp. (NASDAQ: OMNI).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser purchased any of our equity securities during the fourth quarter of the fiscal year ended January 31, 2009.

Item 6.	Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements including the footnotes thereto. Our historical results may not be indicative of the operating results to be expected in future periods.

	Years Ended January 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share amounts)

Statement of Income Data:
Total revenues	$66,812	$76,421	$48,910	$34,589	$26,368
Operating income	11,478	16,445	6,555	7,452	2,378
Income from continuing operations	9,065	11,439	9,285	10,855	2,049
Income from continuing operations per common share — basic	0.93	1.18	0.97	1.19	0.23
Income from continuing operations per common share — diluted	0.89	1.11	0.93	1.10	0.22
Balance Sheet Data:
Cash and short-term investments	6,032	13,884	12,582	18,988	13,138
Seismic equipment lease pool and property and equipment, net	64,251	53,179	35,432	19,924	19,725
Total assets	104,227	103,901	83,302	57,620	41,395
Long-term debt	5,950	—	1,500	3,000	—
Total liabilities	27,104	28,133	23,796	10,169	7,518
Total shareholders’ equity	77,123	75,768	59,506	47,451	33,877

See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Seamap. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. This includes the operations of our MCL, SAP and MSE subsidiaries. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2009	2008	2007
	(In thousands)

Revenues:
Equipment Leasing	$49,903	$51,701	$37,683
Seamap	17,346	25,383	12,274
Less inter-segment sales	(437)	(663)	(1,047)

Total revenues	66,812	76,421	48,910

Cost of sales:
Equipment Leasing	25,128	23,830	17,531
Seamap	9,319	17,381	8,927
Less inter-segment costs	(279)	(596)	(631)

Total direct costs	34,168	40,615	25,827

Gross profit
Equipment Leasing	24,775	27,871	20,152
Seamap	8,027	8,002	3,347
Less Inter-segment amounts	(158)	(67)	(416)

Total gross profit	32,644	35,806	23,083

Operating expenses:
General and administrative	17,497	17,425	14,970
Provision for doubtful accounts	2,897	460	251
Gain on insurance settlement	(580)	—	—
Depreciation and amortization	1,352	1,476	1,307

Total operating expenses	21,166	19,361	16,528

Operating income	$11,478	$16,445	$6,555

EBITDA(1)	$28,336	$28,327	$15,540
Adjusted EBITDA(1)	$30,521	$30,580	$17,185
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$9,065	$11,439	$9,285
Interest income, net	(350)	(479)	(836)
Depreciation, amortization and impairment	16,531	11,879	8,919
Provision for (benefit from) income taxes	3,090	5,488	(1,828)

EBITDA(1)	28,336	28,327	15,540
Stock-based compensation	2,185	2,253	1,645

Adjusted EBITDA(1)	$30,521	$30,580	$17,185

(1)	EBITDA is defined as net income (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements.

The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at January 31, 2009 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. We also occasionally sell new seismic equipment that we acquire from other manufacturers. In addition to leasing seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In other areas of the world, such as Southeast Asia and Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

Business Outlook

Prior to the recent turmoil in global financial markets, the oil and gas exploration industry enjoyed generally sustained growth, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, benefited from this growth. These higher prices resulted in increased activity within the oil and gas industry and, in turn, resulted in an increased demand for seismic services. In recent months, we have seen significant declines in the prices for oil and natural gas. This decline is generally believed to be the result of a slow-down in the global economy, which, in turn, has been impacted by unrest and uncertainty in global financial markets.

Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Because of these factors it is difficult to assess the impact of recent oil and gas price changes on our business. However, there have been declines in oil and gas exploration activities in certain geographic areas, such as North America and the CIS, and as a result, a recent decline in our rental business in those areas. This decline is contrasted with indications of continued robust exploration activity in other parts of the world such as South America and Asia.

Accordingly, the current outlook for our business is uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $25.0 million credit line position us, we believe, to address any downturn in the seismic industry for the foreseeable future.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependant in part on their ability to obtain appropriate financing. Recent uncertainty in global financial markets could make such financing more difficult to obtain. However, we have not seen indications of significant financing difficulties relating to any of Seamap’s customers to date. In October 2008, Seamap received a series of orders from the Polarcus Group of Companies to supply GunLink 4000 and BuoyLink products for six seismic vessels that are under construction. The orders are expected to be delivered during fiscal 2010 and amount to approximately $11.0 million.

During fiscal 2009 and 2008, we responded to the increased demand for our services and products s by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During fiscal 2009 and 2008 we added approximately $34.9 million and $26.0 million, respectively, of equipment to our lease pool. We also attempted to improve the utilization of our lease pool by establishing test facilities in Russia and in Singapore. We may also establish operating locations in new geographic areas, but we have no plans to do so at the current time. Given the decline in demand that we have seen in the last few months, we do not expect to continue to add equipment to our lease pool at the same rate as we have in the last few fiscal years. Based on demand for specific types of equipment, we do expect to make some investments in new lease pool equipment in fiscal 2010, but expect such amounts to be less than $10.0 million. Overall, we expect the utilization of our lease pool equipment to be less in fiscal 2010 than in recent years. However, depreciation expense related to the lease pool is expected to be higher in fiscal 2010 due to the effect of equipment purchases made during the course of fiscal 2009.

We also may seek to expand our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications, as we have done in the past. For example, we added marine seismic equipment to our lease pool in each of the past three fiscal years and during fiscal 2009, we purchased equipment used in vertical seismic profiling (“VSP”) applications. VSP is a technology in which seismic recording devices are introduced into a well bore, such as an oil or gas well. VSP technology has a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring.

A significant portion of our revenues are generated from foreign sources. For the years ended January 31, 2009, 2008 and 2007, revenues from international customers totaled approximately $52.0 million, $62.6 million and $37.3 million, respectively. These amounts represent 78%, 82% and 76% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars, Russian rubles and British pounds sterling. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For the fiscal year ended January 31, 2009, we recorded operating income of approximately $11.5 million, compared to approximately $16.4 million for the fiscal year ended January 31, 2008 and approximately $6.6 million for the fiscal year ended January 31, 2007. The decline in operating income is due primarily to significantly higher depreciation charges and, to a lesser extent, lower sales of new and used seismic equipment. The improvements in operating income in fiscal 2008 were primarily attributable to increased equipment leasing activity and the contribution of the Seamap segment. However, our results for the year ended January 31, 2007 were negatively impacted by issues in our Seamap segment related to a new product that was introduced during that period as more fully discussed below.

Our Equipment Leasing segment recorded decreased gross profit in the year ended January 31, 2009 of approximately $24.8 million, as compared to approximately $27.9 million and $20.2 million for the years ended January 31, 2008 and 2007, respectively. Despite an increase in rental revenues, gross profit in fiscal 2009 declined due to the higher depreciation charges that resulted from the significant amounts of lease pool equipment we added in fiscal 2008 and 2009. The increase in gross profit from fiscal 2007 to fiscal 2008 was due primarily to the increased rental activity and the expansion of our lease pool of equipment during these periods.

Our Seamap segment recorded gross profits of $8.0 million, $8.0 million and $3.3 million in the years ended January 31, 2009, 2008 and 2007, respectively. Although sales of Seamap products declined from fiscal 2008 to fiscal 2009, gross profit remained essentially the same. The improvement in gross profit margins in each of these periods resulted from production efficiencies and the elimination of certain royalty payments as more fully described below. The increase in gross profit margin from fiscal 2008 over fiscal 2007 was primarily the result of increased sales of our GunLink and BuoyLink products and the absence of the new product issues identified above.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment is comprised of the following:

	Year Ended January 31,
	2009	2008	2007
	(In thousands)

Revenues:
Equipment leasing	$37,747	$34,364	$24,942
Lease pool equipment sales	2,985	3,488	4,297
New seismic equipment sales	3,832	9,350	5,071
SAP equipment sales	5,339	4,499	3,373

	49,903	51,701	37,683
Cost of sales:
Lease pool depreciation	15,031	10,403	7,612
Direct costs — equipment leasing	2,041	1,846	2,167
Cost of lease pool equipment sales	1,487	1,019	1,961
Cost of new seismic equipment sales	2,637	7,376	3,884
Cost of SAP equipment sales	3,932	3,186	1,907

	25,128	23,830	17,531

Gross profit	$24,775	$27,871	$20,152

Gross profit margin	50%	54%	53%

In fiscal 2009, our equipment leasing revenues increased approximately $3.4 million, or 10% over fiscal 2008, and fiscal 2008 equipment leasing revenues increased approximately $9.4 million, or 38% over fiscal 2007. Equipment leasing revenues have increased in each of the past three fiscal years due to increased demand for seismic equipment, expansion into new geographic markets, including Russia and the CIS, and expansion of our lease pool, including equipment for marine applications. The demand for seismic equipment is primarily driven by the global oil and gas exploration issues discussed above. In fiscal 2009, we acquired approximately $34.9 million of new lease pool equipment due to expected demand from customers. Approximately $13.0 million of this equipment was acquired in the fourth quarter and did not contribute significantly to our leasing revenues in fiscal 2009. Likewise, in fiscal 2008, we added approximately $26.0 million of new lease pool equipment, of which approximately $13.0 million was added in the fourth quarter of that year. Beginning in the fourth quarter of fiscal 2009, we began to experience a decline in demand for our leasing services. The demand for equipment in Canada and Russia that normally occurs with the onset of winter was lower than in prior years and was significantly less than had been anticipated earlier in the year. This decline was due to significant reductions in oil and gas exploration activity as discussed above.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to occur as opportunities arise and accordingly are difficult to predict. The gross profit and related gross profit margin from the sales of lease pool equipment amounted to approximately $1.5 million (50%) in fiscal 2009, $2.5 million (71%) in fiscal 2008, and $2.3 million (54%) in fiscal 2007. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers. Often, these arrangements are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. The gross profit and related gross profit margin from the sales of new seismic equipment amounted to approximately $1.2 million (31%) in fiscal 2009, $2.0 million (21%) in fiscal 2008, and $1.2 million (23%) in fiscal 2007. With the recent down-turn in oil and gas exploration activity, we have seen a decline in demand for the purchase of new and used land seismic equipment. We expect this trend to continue.

SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit and related gross profit margin from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $1.4 million (26%), $1.3 million (29%), and $1.5 million (43%) in the years ended January 31, 2009, 2008 and 2007, respectively. Included in SAP equipment sales for the year ended January 31, 2009 is approximately $2.2 million related to an approximate $3.4 million contract with the Australian government. This contract is accounted for using the percentage of completion method and resulted in gross profit of approximately $221,000 in during fiscal 2009.

Depreciation expense related to lease pool equipment for fiscal 2009 amounted to approximately $15.0 million, as compared to approximately $10.4 million in fiscal 2008 and approximately $7.6 million in fiscal 2007. The increase in depreciation expense from fiscal 2008 to fiscal 2009 was attributable to the additions we made to our lease pool in fiscal 2008 and fiscal 2009. The increase in depreciation expense from fiscal 2007 to fiscal 2008 was attributable to the additions we made to our lease pool in fiscal 2007 and fiscal 2008. At January 31, 2009, lease pool assets with an acquisition cost of approximately $38.6 million were fully depreciated, yet remained in service. This compares to $46.7 million at January 31, 2008 and approximately $41.0 million at January 31, 2007. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

Our business generally parallels trends in the oil and gas industry. Increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenues on a lease contract. During periods of high demand, such as we experienced prior to the fourth quarter of fiscal 2009, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet growing demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Although some of the equipment in our lease pool has reached the end of its depreciable life the equipment continues to be in service and continues to generate revenues. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately.

We recorded direct costs related to seismic leasing for fiscal 2009 in the amount of approximately $2.0 million as compared to approximately $1.8 million in fiscal 2008 and approximately $2.2 million in fiscal 2007. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. Costs in fiscal 2008 decreased in spite of higher leasing revenues, primarily due to greater reimbursement of costs from our customers and lower costs to lease certain equipment from others.

Seamap

Revenues and cost of sales for our Seamap segment are as follows:

	Year Ended January 31,
	2009	2008	2007
	(In thousands)

Equipment sales	$17,346	$25,383	$12,274
Cost of equipment sales	9,319	17,381	8,927

Gross profit	$8,027	$8,002	$3,347

Gross profit margin	46%	32%	27%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. The majority of Seamap’s sales consist of large discrete orders the timing of which are dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another that does not necessarily indicate a fundamental change in demand for these products. Despite the overall decline in oil and gas exploration activity discussed above, we have not detected a decline in the demand for Seamap’s products. As of January 31, 2009, Seamap had a backlog of approximately $11.2 million, as compared to approximately $4.1 million as of January 31, 2008. Revenues in fiscal 2008 were unusually large due to the sale of approximately $4.0 of ancillary in connection with GunLink sales that we normally do not provide to customers. In addition, fiscal 2007 and 2008 results were impacted by certain timing issues as discussed more fully below.

Our gross profit margins from the sale of Seamap equipment have increased in each of the last three fiscal years due to a number of factors. Beginning in fiscal 2008 and concluding in fiscal 2009, we moved essentially all production activities from the United Kingdom to Singapore. Labor and material costs are generally lower in Singapore, thereby improving our gross profit margins. As the GunLink and BuoyLink product lines have matured, we have been able to introduce design and production efficiencies, that allow us to reduce cost through the use of less expensive components and materials and in volume purchases which normally reduce costs. Effective December 2007, we eliminated certain royalty costs that we had been required to pay upon the sale of the GunLink products. As more fully described below, in fiscal 2007 we encountered certain difficulties with a new product which contributed to significantly higher costs.

In September 2006, we were notified by a customer of certain mechanical failures relating to a specific version of our GunLink 4000 product that was introduced by our Seamap segment earlier that year. The GunLink product line is utilized on seismic vessels to coordinate and control the energy sources utilized in marine seismic surveys. This version of the GunLink 4000 product is designed to operate with an energy source, an air gun in this case, recently introduced by another manufacturer. In cooperation with our customer, we immediately began to investigate the cause of the failure. The investigation revealed a design flaw in this particular version of the GunLink 4000 product. The design flaw did not affect the functionality of the conventional air gun version of this product, which we confirmed through an evaluation of the conventional version. We have completed changes to correct the design flaw. Certain of these changes were implemented in all versions of the GunLink 4000 product to ensure compatibility in the production process. During this process we incurred significant costs, which we expect to be non-recurring, amounting to approximately $1.7 million in fiscal 2007. These costs included the cost to investigate and redesign the product, costs to support the operations of our customers during the process, including replacement components and on-site support, and replacement and refurbishment of some components of our inventory.

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

Prior to December 2007, in connection with the sale of each GunLink system, we were required to pay a royalty to a party who had developed certain software utilized by those products. In December 2007, we purchased the intellectual property related to that software and, accordingly, are no longer required to pay the royalty. Had we owned this intellectual property during fiscal 2008 and 2007, we estimate that our gross profit for those periods would have been improved by approximately $1.7 million and $964,000, respectively.

Operating Expenses

General and administrative expenses for fiscal 2009 amounted to approximately $17.5 million, compared to approximately $17.4 million and $15.0 million in fiscal 2008 and 2007, respectively. These costs were essentially flat between fiscal 2009 and 2008 despite lower incentive compensation costs in fiscal 2009. This decline was offset by higher travel costs and higher legal and accounting costs. With the uncertain outlook for our business, we intend to control the level of general and administrative expenses by controlling employee headcount and other costs such as travel costs and professional fees. The increase in fiscal 2008 from fiscal 2007 was attributable to additional stock-based compensation expense, increased expense related to our incentive compensation program for senior managers and higher costs associated with our generally higher level of operations. In fiscal 2009, we recorded stock-based compensation expense of approximately $2.2 million, as compared to approximately $2.3 million in fiscal 2008 and $1.6 million in fiscal 2007. Under SFAS 123R, which we adopted effective February 1, 2006, the fair value of stock-based awards, such as stock options and restricted stock, is estimated at the time of the grant. This estimated value is then amortized over the expected vesting period of the award as compensation expense.

During fiscal 2009, 2008 and 2007, we recorded a provision for doubtful accounts in the amount of $2.9 million, $460,000 and $251,000, respectively. Given the recent economic downturn and global financial crisis, we believe that certain of our customers may have difficulty accessing the liquidity necessary to meet their obligations to us. Accordingly, we have made a provision for those accounts that management believes may not be collectable. Included in the provision for doubtful accounts is approximately $900,000 related to a contract receivable. The customer has defaulted on this obligation and we are in the process of foreclosing on the equipment and other assets that were pledged as collateral. We have reduced the carrying value of this contract receivable to an amount equal to the fair market value of the equipment, based on an independent appraisal, less the estimated costs to retrieve the equipment. We intend to add this equipment to our lease pool. At January 31, 2009 and 2008, we had trade accounts and note receivables over 90 days past due of approximately $5.5 million and $4.9 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2009 and 2008, our allowance for doubtful accounts receivable amounted to approximately $2.3 million and $1.5 million, respectively.

In September 2008 certain of our lease pool equipment was destroyed by Hurricane Ike while it was at a third-party repair facility. In December 2008 we received a payment of approximately $1.7 million from our insurance carrier in settlement of the damage claim arising from this destruction. The amount received exceeded the net book value of the equipment destroyed, resulting in a gain of $580,000.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets arising from the acquisition of Seamap.

Other Income and Expense

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense reflects interest costs arising from borrowings under our revolving line of credit and notes payable provided as partial consideration for the acquisition of Seamap. These Seamap notes were repaid in their entirety in July 2008. Other income for the year ended January 31, 2009 includes approximately $250,000 related to net foreign exchange gains. These gains resulted primarily from transactions of our foreign subsidiaries denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes in fiscal 2009 amounted to approximately $3.1 million. This amount included current taxes of $2.6 million, deferred taxes of $1.2 million, a benefit of $1.1 million related to the recognition of certain tax benefits and estimated penalties and interest of $400,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $900,000 in United States taxes and approximately $1.7 million payable to foreign jurisdictions, primarily Australia, Singapore and Russia. Income taxes currently payable in the United States were reduced by approximately $121,000 due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of SFAS 123R. The $1.1 million tax benefit was recognized upon the resolution of specific uncertain tax positions. This uncertainty was resolved upon the expiration of the period in which certain of our U.S. tax returns could be examined by the Internal Revenue Service. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. (See Note 11 — to our consolidated financial statements).

In fiscal 2008, our provision for income taxes amounted to approximately $5.5 million. This amount included current taxes of $4.0 million, deferred taxes of $1.1 million and estimated penalties and interest of $400,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $2.9 million in United States taxes and approximately $1.1 million payable to foreign jurisdictions, primarily Australia, Singapore and Russia. Income taxes currently payable in the United States were reduced by approximately $1.9 million due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of SFAS 123R. In accordance with the provisions of FIN 48 we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. (See Note 11 to our consolidated financial statements).

Our provision for income taxes for fiscal 2007 consisted of a current provision of approximately $690,000 and a deferred benefit of approximately $2.5 million. Income taxes currently payable in the United States were reduced by approximately $390,000 due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of SFAS 123R. The deferred tax benefit arose from the recognition of deferred tax assets, for which we had partially provided a valuation allowance in prior periods. The deferred tax assets consist primarily of net operating loss carry forwards from prior periods and book/tax differences related to fixed assets. In prior periods, we had not fully recognized these deferred tax assets as their realization was not assured beyond a reasonable doubt. However, given our profitable operations in fiscal 2007 and 2006 and our expectation of profitable operations in future periods, we relieved the remaining valuation allowance and recognized the remaining deferred tax assets in the year ended January 31, 2007.

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities. The principal factor that has affected our cash flows is in the level of oil and gas exploration and development activities. Increases in the price of oil and natural gas during mid-2008 improved market conditions and have increased demand for our equipment; however, recent declines in the price of oil and gas have resulted in reduced demand for our equipment.

As of January 31, 2009, we had working capital of approximately $11.2 million and cash and cash equivalents of approximately $6.0 million, including restricted cash of approximately $1.0 million, as compared to working capital of approximately $14.0 million and cash and temporary investments of approximately $13.9 million at January 31, 2008. Our working capital decreased from January 31, 2009 to January 31, 2008 primarily due to our utilization of working capital to invest in additional lease pool equipment.

Cash flows provided by operating activities amounted to approximately $17.6 million in fiscal 2009 as compared to approximately $31.0 million in fiscal 2008 and $3.6 million in fiscal 2007. For fiscal 2009, the primary sources of cash provided by operating activities were net income of $9.1 million and non-cash charges, including depreciation and amortization totaling approximately $16.5 million, provision for doubtful accounts of approximately $2.9 million and stock-based compensation of approximately $2.2 million. These amounts were offset by the gross profit from the sale of lease pool equipment of approximately $1.5 million. The net change in other current assets and liabilities decreased net cash provided by operating activities for fiscal 2009 by approximately $11.6 million. The most significant items contributing to this decrease in net cash provided by operating activities were a decrease in accounts payable and accrued liabilities of approximately $7.3 million and a decrease in income taxes payable of approximately $2.3 million. The improvement in cash flows from operating activities during fiscal 2008 as compared to fiscal 2007 were driven by an increase of approximately $7.6 million in accounts payable, accrued liabilities and other current liabilities and by an increase of approximately $2.9 million in income taxes payable. Income taxes payable increased during fiscal 2008 because we utilized our remaining net operating loss carryovers in the United States and became a current taxpayer in that jurisdiction. The change in accounts payable, accrued liabilities and other current liabilities related primarily to the effect of lease pool equipment purchases.

In fiscal 2009, 2008 and 2007, we acquired approximately $34.9 million, $26.0 million and $25.5 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2009, our accounts payable included approximately $12.0 million related to lease pool purchases. As of January 31, 2008, the amount in accounts payable related to lease pool purchases was approximately $8.6 million, while the comparable amount as of January 31, 2007 was approximately $12.6 million. Accordingly, our Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008 and 2007 indicated purchases of equipment held for lease of approximately $31.5 million, $30.0 million and $12.9 million, respectively. During fiscal 2009, the equipment added to our lease pool included additional stations of three-component recording equipment, submersible recording channels, additional conventional recording channels and VSP equipment. Due to the recent decline in leasing activity, we expect lease pool additions in fiscal 2010 to be less than $10.0 million.

Cash flows from investing activities for each of the three fiscal years, 2009, 2008 and 2007 reflect proceeds of approximately $3.0 million, $3.5 million and $4.3 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment. Given the current economic environment, we do not expect significant sales of used lease pool equipment in the foreseeable future.

In fiscal 2008, we paid the former shareholders of Seamap $1.0 million in settlement of the final earn-out payment due in connection with the acquisition of Seamap in fiscal 2006. We made an identical earn-out payment in fiscal 2007. Also, in fiscal 2008, we paid approximately $2.8 million to purchase an entity that owned the intellectual property related to software utilized on one of Seamap’s primary products, GunLink. In addition to the intellectual property, this entity held an account receivable from Seamap in the amount of approximately $2.1 million arising from royalties from the use of that intellectual property. Accordingly, our expenditure related to the acquisition of Seamap and related activities amounted to approximately $3.8 million in fiscal 2008 and $1.0 million in fiscal 2007.

Financing activities include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash infusions of $140,000, $356,000 and $861,000 in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, SAP purchased approximately $1.4 million in short-term investments, consisting of time deposits with an Australian bank. These deposits were then pledged as collateral for performance bonds issued in connection with SAP’s contract with the Australian government. These obligations are expected to be fulfilled and the collateral released during fiscal 2010. Due to the financing nature of this transaction, the purchase of the temporary investments is reflected within cash flows from financing activities.

In September 2008, we entered into a new $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), which replaced our existing $12.5 million facility with the Bank. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base we believe that the entire $25.0 million of the facility is available to us. The agreement matures September 24, 2010. However, at any time prior to that maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The credit agreement is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of April 3, 2009, we had approximately $10.0 million outstanding under this agreement. The credit agreement contains certain financial covenants that require us, among other things, to maintain a maximum debt to shareholders’ equity ratio, maintain a minimum ratio of current assets to current liabilities ratio and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than a specified amount. We are in compliance with all of these covenants as more fully described as follows:

Actual as of January 31,
2009 or for
Description of Financial Covenant	Required Amount	Period then Ended

Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.08:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	1.63:1.0
Quarterly EBITDA	Not less than $2.0 million	$4.9 million

In connection with the July 2005 Seamap acquisition, we issued $3.0 million in promissory notes payable to the former shareholders of Seamap. The notes bore interest at 5% annually, payable annually at each anniversary date of the notes. Principal was payable in two equal installments on the second and third year anniversary of the notes. In July 2007, we made a $1.5 million principal payment on these notes. The final $1.5 million installment was paid in July 2008.

We believe that our liquidity needs will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility.

As of January 31, 2009, we had deposits in foreign banks equal to approximately $5.8 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2009 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$5,950	$—	$5,950	$—	$—
Operating leases	2,588	792	1,049	444	303
Purchase obligations	5,589	5,589	—	—	—

Total	$14,127	$6,381	$6,999	$444	$303

At January 31, 2009, we had unrecognized tax benefits of approximately $4.4 million related to uncertain tax positions, including approximately $3.3 million of non-current income taxes payable. We are not able to reasonably estimate when, if ever, these obligations will be paid.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to the allowances for uncollectible accounts receivable and inventory obsolescence; the useful lives of our lease pool assets and amortizable intangible assets and the impairment assessments of our lease pool and various intangible assets. Other areas where we have made significant estimates include the valuation of stock options, the assessment of the need for a valuation allowance related to deferred tax assets and the assessment of uncertain tax positions.

Critical accounting policies are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting policies.

Revenue Recognition

•	Leases — We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pays shipping and handling costs directly to the shipping agents.

•	Equipment Sales — We recognize revenue and cost of goods sold from equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectability. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.

•	Long-term project revenue — From time to time, SAP enters into contracts whereby it assembles and sales certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer and any financial or operational leverage we may have in a particular situation. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers. As of January 31, 2009 the average age of our accounts receivable was approximately 80 days.

Long-Lived Assets

We carry our lease pool of equipment and other property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to 10 years. Cables are depreciated over two years, geophones over three years, channel boxes over five to seven years and earth vibrators and other heavy equipment are depreciated over a 10-year period. Buildings are depreciated over 30 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of useful life and the life of the lease. Intangible assets are amortized from three to 15 years.

The estimated useful lives for rental equipment are based on our experience as to the economic useful life of our products. We review and consider industry trends in determining the appropriate useful life for our lease pool equipment, including technological obsolescence, market demand and actual historical useful service life of our lease pool equipment. Additionally, to the extent information is available publicly, we compare our depreciation policies to those of other companies in our industry for reasonableness. When we purchase new equipment for our lease pool, we begin to depreciate it upon its first use and depreciation continues each month until the equipment is fully depreciated, whether or not the equipment is actually in use during that entire time period.

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

All of our goodwill and other intangible assets relate to our Seamap segment, accordingly, we estimate fair value based upon estimated discounted cash flows of that segment. In performing the analysis of discounted cash flows, we projected cash flow from the Seamap segment for the next four fiscal years. To determine the value of cash flows beyond the fourth year, we applied a terminal value which is expressed as a multiple of the fourth year’s cash flow. These cash flow streams are then discounted using our estimated cost of capital. The key variables utilized in this analysis are (i) the level of projected cash flows, including the growth rate for the cash flows, (ii) the terminal value applied to the estimated cash flows and (iii)our cost of capital. The sensitivity of the estimated fair value to changes in these assumptions is indicated in the following table:

Variable	Decrease in Fair Value

10% decrease in projected annual cash flow	$2.2 million
33% decrease in terminal value applied to the estimated fourth year cash flow	$2.7 million
100 basis point increase in cost of capital	$650,000

These changes in assumptions, individually and in the aggregate, would not have altered our conclusion that there was no impairment of our goodwill and other intangible assets as of January 31, 2009.

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

Based on our evaluation of the evidence, as of January 31, 2009 and 2008 we did not provided a valuation allowance against our deferred tax assets.

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

The evaluation of a tax position in accordance with FIN 48 is a two-step process. In the first step, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. In the second step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The evaluation of tax positions and the measurement of the related benefit require significant judgment on the part of management.

We adopted FIN 48 effective February 1, 2007. As a result of the adoption we recorded a reduction in our deferred tax assets in the amount of approximately $3.4 million, recognized a liability for unrecognized tax benefits of approximately $1.2 million and decreased the February 1, 2007 balance in retained earnings by approximately $4.6 million. (See Note 11 to our consolidated financial statements.)

Stock-Based Compensation

Effective February 1, 2006, we adopted the provisions of SFAS No. 123R, using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2009, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.1 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $310,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 44% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During the year ended January 31, 2009, the U.S. dollar generally increased in value versus the above currencies. As a result of this decline, we have recognized a decline of approximately $10.2 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling and the Australian dollar.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2009 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that, as of January 31, 2009, our internal control over financial reporting is effective based on those criteria.

Hein & Associates LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which appears on page F-3 and is incorporated herein by reference.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of Documents Filed

(1)  Financial Statements

The financial statements filed as part of this Annual Report are listed in “Index to Consolidated Financial Statements” on page F-l .

(2)  Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

(3)  Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

3.1		Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1
3.2		Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2
4.1		Loan Agreement, dated September 24, 2008, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.	000-25142	10.1
10	.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4
10	.2*	Mitcham Industries, Inc. 1994 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.3
10	.3*	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.4
10	.4*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A
10	.5*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.6*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A
10	.7*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2006, filed with the SEC on May 31, 2006.	000-25142	Appendix A
10	.8*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10	.9*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10	.10*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10	.11*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10	.12*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10	.13*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10	.14*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.15*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10	.16*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10	.17*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10	.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.19
10.19		Exclusive Lease Agreement, dated September 12, 2006, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2006.	000-25142	10.1
10.20		Stock Purchase Agreement, effective as of July 1, 2005, between Mitcham Industries, Inc. and Mark Welker, Tomoko Welker, Chew Kok Lee Pinnington, Michael Pinnington, Timothy Pinnington and Phillip Bull.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2005.	000-25142	10.1
10.21		Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.25
10.22		Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 24, 2007.	000-21542	10.1
10.23		Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 24, 2007.	000-21542	10.2

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

21.1		Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the SEC on May 10, 2006.	000-25142	21
23	.1†	Consent of Hein & Associates LLP
31	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31	.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32	.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2009.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President , Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2009

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2009

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board	April 15, 2009

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 15, 2009

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 15, 2009

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 15, 2009

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mitcham Industries, Inc. internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
April 15, 2009

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

We have audited Mitcham Industries, Inc.’s (the “Company”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mitcham Industries, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated April 15, 2009 expressed an unqualified opinion on those financial statements.

Hein & Associates LLP

Houston, Texas
April 15, 2009

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,063	$13,884
Restricted cash	969	—
Accounts receivable, net of allowance for doubtful accounts of $2,300 and $1,512 at January 31, 2009 and 2008, respectively	12,415	12,816
Current portion of contracts receivable	836	2,964
Inventories, net	3,772	6,352
Cost and estimated profit in excess of billings on uncompleted contract	1,787	—
Income taxes receivable	1,000	—
Deferred tax asset	1,682	1,230
Prepaid expenses and other current assets	1,535	1,491

Total current assets	29,059	38,737
Seismic equipment lease pool and property and equipment, net	64,251	53,179
Intangible assets, net	2,744	3,692
Goodwill	4,320	4,358
Deferred tax asset	—	1,505
Long-term portion of contracts receivable, net of valuation allowance of $897 at January 31, 2009	3,806	2,396
Other assets	47	34

Total assets	$104,227	$103,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,561	$16,729
Current maturities — long-term debt	—	1,500
Income taxes payable	—	1,967
Deferred revenue	424	872
Accrued expenses and other current liabilities	3,877	3,674

Total current liabilities	17,862	24,742
Non-current income taxes payable	3,260	3,391
Deferred tax liability	32	—
Long-term debt	5,950	—

Total liabilities	27,104	28,133
Commitments and contingencies (Note 12 & 16)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,725 and 10,708 shares issued at January 31, 2009 and January 31, 2008, respectively	107	107
Additional paid-in capital	74,396	71,929
Treasury stock, at cost (922 and 921 shares at January 31, 2009 and 2008, respectively)	(4,826)	(4,805)
Retained earnings	9,727	662
Accumulated other comprehensive income (loss)	(2,281)	7,875

Total shareholders’ equity	77,123	75,768

Total liabilities and shareholders’ equity	$104,227	$103,901

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Equipment leasing	$37,747	$34,364	$24,942
Lease pool equipment sales	2,985	3,488	4,297
Seamap equipment sales	16,909	24,720	11,227
Other equipment sales	9,171	13,849	8,444

Total revenues	66,812	76,421	48,910

Cost of sales:
Direct costs — equipment leasing	2,041	1,846	2,167
Direct costs — lease pool depreciation	15,031	10,403	7,612
Cost of lease pool equipment sales	1,487	1,019	1,961
Cost of Seamap and other equipment sales	15,609	27,347	14,087

Total cost of sales	34,168	40,615	25,827

Gross profit	32,644	35,806	23,083

Operating expenses:
General and administrative	17,497	17,425	14,970
Provision for doubtful accounts	2,897	460	251
Gain from insurance settlement	(580)	—	—
Depreciation and amortization	1,352	1,476	1,307

Total operating expenses	21,166	19,361	16,528

Operating income	11,478	16,445	6,555
Other income (expense):
Interest income	631	687	987
Interest expense	(281)	(208)	(151)
Other, net	327	3	66

Total other income (expense)	677	482	902

Income before income taxes	12,155	16,927	7,457
Provision (benefit) for income taxes	3,090	5,488	(1,828)

Net income	$9,065	$11,439	$9,285

Net income per common share:
Basic	$0.93	$1.18	$0.97

Diluted	$0.89	$1.11	$0.93

Shares used in computing income per common share:
Basic	9,768	9,698	9,596

Diluted	10,205	10,282	10,026

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended January 31, 2007, 2008 and 2009
							Accumulated
							Other
			Additional		Retained		Comprehensive
	Common Stock		Paid-In	Treasury	(Deficit)	Deferred	Income
	Shares	Amount	Capital	Stock	Earnings	Compensation	(Loss)	Total
	(In thousands)

Balances, January 31, 2006	10,360	$104	$64,404	$(4,686)	$(15,427)	$(8)	$3,064	$47,451
Comprehensive income, net of tax:
Net income	—	—	—	—	9,285	—	—	9,285
Foreign currency translation	—	—	—	—	—	—	(126)	(126)

Comprehensive income								9,159

Issuance of common stock upon exercise of options, net of stock surrendered as payment of option price	204	2	954	(95)	—	—	—	861
Restricted stock issued	37	—	—	—	—	—	—	—
Reclass of deferred compensation	—	—	(8)	—	—	8	—	—
Stock-based compensation	—	—	1,645	—	—	—	—	1,645
Tax benefit from exercise of stock options	—	—	390	—	—	—	—	390

Balances, January 31, 2007	10,601	106	67,385	(4,781)	(6,142)	—	2,938	59,506
Adjustment to retained earnings upon adoption of FIN 48 (Note 11)	—	—	—	—	(4,635)	—	—	(4,635)
Comprehensive income, net of tax:
Net income	—	—	—	—	11,439	—	—	11,439
Foreign currency translation	—	—	—	—	—	—	4,937	4,937

Comprehensive income								16,376

Issuance of common stock upon exercise of options	65	1	281	—	—	—	—	282
Issuance of common stock upon exercise of warrants	23	—	98					98
Restricted stock issued	19	—	274	—	—	—	—	274
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(24)	—	—	—	(24)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	1,912	—	—	—	—	1,912
Stock-based compensation	—	—	1,979	—	—	—	—	1,979

Balances, January 31, 2008	10,708	107	71,929	(4,805)	662	—	7,875	75,768
Comprehensive income, net of tax:
Net income	—	—	—	—	9,065	—	—	9,065
Foreign currency translation	—	—	—	—	—	—	(10,156)	(10,156)

Comprehensive income								(1,091)

Issuance of common stock upon exercise of options	19	—	161	—	—	—	—	161
Restricted stock cancelled	(2)	—	—	—	—	—	—	—
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(21)	—	—	—	(21)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	121	—	—	—	—	121
Stock-based compensation	—	—	2,185	—	—	—	—	2,185

Balances, January 31, 2009	10,725	$107	$74,396	$(4,826)	$9,727	$—	$(2,281)	$77,123

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$9,065	$11,439	$9,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,531	11,879	8,919
Stock-based compensation	2,185	2,253	1,645
Provision for doubtful accounts	2,897	460	251
Provision for inventory obsolescence	357	348	144
Gross profit from sale of lease pool equipment	(1,498)	(2,469)	(2,336)
Gain on insurance settlement	(580)	—	—
Excess tax benefit from exercise of non-qualified stock options	(121)	(1,912)	(390)
Provision for deferred income taxes	1,197	1,103	(2,523)
Non-current income taxes payable	(684)	406	—
Changes in:
Trade accounts and contracts receivable	(1,310)	(4,454)	(6,778)
Inventories	1,282	847	(5,088)
Current assets of discontinued operations, net	—	—	354
Income taxes payable	(2,289)	2,924	295
Contract revenues in excess of billings	(1,787)	—	—
Accounts payable, accrued expenses and other current liabilities	(7,289)	7,627	1,054
Prepaids and other, net	(338)	553	(1,246)

Net cash provided by operating activities	17,618	31,004	3,586

Cash flows from investing activities:
Sales from used lease pool equipment	2,985	3,488	4,297
Acquisition of subsidiaries	—	(3,784)	(1,000)
Proceeds from insurance settlement	1,680	—	—
Redemptions of short-term investments	—	—	2,550
Purchases of seismic equipment held for lease	(31,535)	(29,967)	(12,868)
Purchases of property and equipment	(876)	(886)	(1,677)

Net cash used in investing activities	(27,746)	(31,149)	(8,698)

Cash flows from financing activities:
Net proceeds (payments) from revolving line of credit	5,950	—	—
Payments on borrowings	(1,500)	(1,500)	—
Purchase of short-term investment	(1,413)	—	—
Proceeds from issuance of common stock upon exercise of options and warrants, net of shares surrendered during exercises	140	356	861
Excess tax benefit from exercise of non-qualified stock options	121	1,912	390

Net cash provided by financing activities	3,298	768	1,251
Effect of changes in foreign exchange rates on cash and cash equivalents	(1,991)	679	5

Net increase (decrease) in cash and cash equivalents	(8,821)	1,302	(3,856)
Cash and cash equivalents, beginning of year	13,884	12,582	16,438

Cash and cash equivalents, end of year	$5,063	$13,884	$12,582

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

Revenue Recognition of Leasing Arrangements — The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2009 and 2008 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

Revenue Recognition of Equipment Sales — Revenues and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectability. In cases where the equipment sold is manufactured by others, the Company reports revenues at gross because the Company (a) is the obligor in the sales arrangement; (b) has full latitude in pricing the product for sale; (c) has general inventory risk should there be a problem with the equipment being sold to the customer or if the customer does not complete payment for the items purchased; (d) has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (e) assumes credit risk for the equipment sold to its customers.

Revenue Recognition of Long-term Projects- From time to time, SAP enters into contracts whereby it assembles and sells certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method, based on estimated physical completion.

Taxes Collected from Customers — In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force 06-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation(“EITF 06-3”)), to address the presentation of taxes in the income statement. Our accounting policy is to present all non-income government taxes collected from our customers on a net basis (excluded from net revenues). Our adoption of EITF 06-3 at the beginning of fiscal 2008 had no impact on our consolidated results of operations.

Contracts receivable — In connection with the sale of seismic equipment, the Company will from time to time accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years. Interest income on contracts receivable is recognized when accrued, unless there is a question as to collectability in which case it is recognized when received.

Allowance for doubtful accounts — Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and contracts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected, based on age of the receivable, payment history of the customer, general financial condition of the customer and any financial or

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

operational leverage the Company may have in a particular situation. Amounts are written-off when collection is deemed unlikely. Past due amounts are determined based on contractual terms.

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

Seismic Equipment Lease Pool — Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on its books. The cost and accumulated depreciation of fully depreciated assets that are not expected to generate future revenues are removed from its books.

Property and Equipment — Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the property and equipment. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of useful life or the life of the respective leases. No salvage value is assigned to property and equipment.

Intangible Assets — Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on a straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 12.5 to 15-year period.

Impairment — The Company applies Statement of Financial Accounting Standards (“SFAS”) 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to its long-lived assets, including its amortizable intangible assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company, under guidance of SFAS 142 — Goodwill and Other Intangible Assets, performs an impairment test on goodwill on an annual basis. No impairment charges related to goodwill were recorded during fiscal 2007, 2008 or 2009.

Product Warranties — Seamap provides its customers warranty against defects in materials and workmanship for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. Such claims have not been material during the years ended January 31, 2009 and 2008.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes(“FIN 48”). FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $4,635 and was recorded as an adjustment to the February 1, 2007 balance of retained earnings.

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

Fair Value of Financial Instruments — The Company’s financial instruments consist of trade receivables, contracts receivable and accounts payable. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts.

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

Stock-Based Compensation — Effective February 1, 2006, the Company adopted the provisions of Statement SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

expense recognized for share-based awards during the fiscal year ended January 31, 2009, 2008 and 2007 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Earnings Per Share — Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2009, 2008 and 2007, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2009	2008	2007

Stock options	414	554	409
Restricted stock	14	23	10
Phantom stock	9	—	—
Warrants	—	7	11

Total dilutive shares	437	584	430

Anti-dilutive weighted shares of potential common stock of 615, 222 and 137 for the fiscal years ended January 31, 2009, 2008 and 2007, respectively, have been excluded from the effect of dilutive shares.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities, SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 was effective for the Company’s fiscal year beginning February 1, 2008. The adoption of SFAS 157 had no material effect on the Company’s financial position or results of operation.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (“SFAS 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and of contractual contingencies at fair value as of the acquisition date. Further, the standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. This standard will change the accounting treatment for any business combination undertaken by the Company after February 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Early application is encouraged. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. In addition, the SFAS 161 requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments. The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

In April 2008, the FASB issued Staff Postion (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considering in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period with those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of any acquisitions made by the Company after February 1, 2009.

In June 2008, the FASB issue Staff Position No. EITF-03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of earnings per share.

3.	Restricted Cash

In connection with a contract awarded in May 2008, SAP has pledged approximately $1,000 in short-term time deposits to secure performance obligations under a contract with the Australian government. The amount of security will be released as the contract obligations are performed over the remaining term of the contact, which is estimated to be three to six months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying consolidated statements of cash flows.

4.	Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the years ended January 31, 2009, 2008 and 2007 are as follows:

	Years Ended January 31,
	2009	2008	2007

Interest paid	$306	$233	$157
Income taxes paid, net	4,574	968	239
Seismic equipment purchases included in accounts payable at year-end	11,964	8,566	12,600

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Inventories

Inventories, stated at the lower of average cost (which approximates first-in, first-out) or market, consisted of the following:

	As of January 31,
	2009	2008

Raw materials	$2,309	$3,565
Finished goods	1,593	898
Work in progress	834	2,693

Cost of inventories	4,736	7,156
Less allowance for obsolescence	(964)	(804)

Net inventories	$3,772	$6,352

6.	Contracts Receivable

Contracts receivable consisted of $4,642, due from three customers as of January 31, 2009 and $5,360 due from five customers as of January 31, 2008. Long-term contracts receivable of $3,806, net of allowance of $897, at January 31, 2009 consist of amounts related to a contract receivable from one customer. The customer has defaulted on this contract and the Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to procure the equipment. The Company expects to place the equipment recovered in its lease pool of equipment and accordingly has classified this amount as a non-current asset. Current contracts receivable at January 31, 2009 consists of contracts bearing interest at an average of approximately 12% and with remaining repayment terms of less than six months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

7.	Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following:

	As of January 31,
	2009	2008

Recording channels	$74,630	$60,287
Other peripheral equipment	52,437	56,389

Cost of seismic equipment lease pool	127,067	116,676

Land and buildings	366	366
Furniture and fixtures	5,380	5,026
Autos and trucks	469	605

Cost of property and equipment	6,215	5,997

Cost of seismic equipment lease pool and property and equipment	133,282	122,673
Less accumulated depreciation	(69,031)	(69,494)

Net book value of seismic equipment lease pool and property and equipment	$64,251	$53,179

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of January 31,
	2009	2008

Location of seismic equipment lease pool and property and equipment:
United States	$45,942	$19,602
Canada	13,857	27,108
Australia	1,626	1,861
Russia	1,920	3,399
Singapore	543	634
United Kingdom	363	575

Total	$64,251	$53,179

8.	Goodwill and Other Intangible Assets

	Weighted	As of January 31, 2009			As of January 31, 2008
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life at 1/31/09	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill		$4,320			$4,358

Proprietary rights	11.5	$3,313	$(569)	$2,744	$3,886	$(333)	$3,553
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(861)	139

Amortizable intangible assets		$4,313	$(1,569)	$2,744	$4,886	$(1,194)	$3,692

In December 2007, the Company acquired all intellectual proprietary rights related to the source controller software utilized in the Seamap GunLink product line from Tanglesolve Instrumentation Ltd. (Tanglesolve) for £1,400 (approximately $2,784). This software had been developed by Tanglesolve under a cooperation agreement with Seamap. The acquired proprietary rights were assigned a life of 12.5 years, which equates to the remaining life of the GunLink design, as the software is an integral part of the design.

Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $410, $471 and $457 for the years ended January 31, 2009, 2008 and 2007, respectively. As of January 31, 2009, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal years ending January 31,:

2010	$240
2011	240
2012	240
2013	240
2014 and thereafter	1,784

Total	$2,744

As of January 31, 2009, the Company had goodwill of $4,320. No impairment has been recorded against the goodwill account. The Company increased goodwill by $1,000 during fiscal 2008 for the earn-out payment paid to the former shareholders of Seamap in July 2007.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Long-Term Debt and Notes Payable

On September 24, 2008, the Company entered into a new credit agreement with First Victoria Bank (the “Bank”) which replaces the Company’s existing $12.5 million agreement with the Bank. The new credit agreement provides for borrowings of up to $25.0 million on a revolving basis through September 24, 2010. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at prime, which amount was 3.25% at January 31, 2009. Up to $5.0 million of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million; all with which the Company complied. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, expect for borrowings related to the credit agreement.

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

10.	Shareholders’ Equity

The Company has 1,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2009 and 2008. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000 shares of common stock authorized, of which 10,725 and 10,708 are issued as of January 31, 2009 and 2008, respectively.

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

During fiscal 2009 and 2008, approximately 1 share and 2 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $13.75 and $16.36, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

	Years Ended January 31,
	2009	2008	2007

Income before income taxes is attributable to the following jurisdictions:
Domestic	$3,574	$6,297	$3,143
Foreign	8,581	10,630	4,314

Total	$12,155	$16,927	$7,457

The components of income tax expense (benefit) were as follows:
Current:
Federal	$(70)	$3,181	$406
Foreign	1,963	1,204	289

	1,893	4,385	695
Deferred:
Federal	469	(898)	316
Foreign	728	2,001	(2,839)

	1,197	1,103	(2,523)

Income tax expense (benefit)	$3,090	$5,488	$(1,828)

The following is a reconciliation of expected to actual income tax (benefit) expense:

	Years Ended January 31,
	2009	2008	2007

Federal income tax expense at 34%	$4,133	$5,755	$2,534
Reversal/release of valuation allowance	—	—	(5,954)
Decrease in foreign effective tax rate	213	26	1,032
Foreign exchange gain	—	76	631
Permanent differences	245	42	(131)
Foreign effective tax rate differential	(785)	(567)	(198)
Recognition of tax benefits upon resolution of uncertain tax positions	(1,083)	—	—
Potential tax, penalties and interest resulting from uncertain tax positions	399	406	—
Other	(32)	(250)	258

	$3,090	$5,488	$(1,828)

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes consisted of the following as of:

	As of January 31,
	2009	2008

Deferred tax assets:
Foreign net operating loss carry forwards	$1,076	$2,210
Tax credit carry forwards	2,371	2,107
Stock option book expense under FAS 123R	2,018	1,276
Depreciation difference	—	481
Allowance for doubtful accounts	985	450
Allowance for inventory obsolescence	199	236
Accruals not yet deductible for tax purposes	471	543
Other	27	—

Gross deferred tax assets	7,147	7,303
Valuation allowance	—	—

Deferred tax assets	7,147	7,303
Deferred tax liabilities:
Undistributed earnings of controlled foreign corporations not permanently reinvested	(2,587)	(2,312)
Fixed assets	(1,241)	—
Non-deductible intangible assets	(374)	(606)
Other	(198)	—

Deferred tax liabilities	(4,400)	(2,918)
Effect of uncertain tax positions	(1,097)	(1,650)

Total deferred tax assets, net	$1,650	$2,735

The Company had Canadian net operating loss carry forwards of approximately $3,795 (Canadian $4,693) as of January 31, 2009. The Canadian net operating losses will begin to expire in 2020. The Company had United Kingdom net operating loss carry forwards of approximately $1,505 (£1,044) as of January 31, 2009, which carry forward indefinitely.

The Company had Australian foreign tax withholding credit carry forwards of approximately $74 (Australian $116) as of January 31, 2009. The Australian foreign tax withholding credits will begin to expire in 2011. The Company also recorded a deferred tax asset for potential foreign tax credits associated with undistributed earnings of controlled foreign corporations not permanently reinvested of approximately $1,920.

As of January 31, 2009 and 2008, the Company had unrecognized tax benefits amounting to approximately $4,357 and $5,041, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of $1,562 and $1,163 as of January 31, 2009 and January 31, 2008, repectively. Included in income tax expense for the year ended January 31, 2009 is a benefit of $1,083 resulting from the resolution of uncertain tax positions and expense of $399 related to potential penalties and interest. Income tax expense for the year ended January 31, 2008 includes $406 attributable to uncertain tax positions, including $390 of potential penalties and interest.

The Company’s U.S. federal income tax returns for certain prior periods will close during the year ended January 31, 2010, unless extended by examination or agreement. Also, the tax returns of MCL, the Company’s

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal tax authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $3,707.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2009	2008

Unrecognized tax benefits as beginning of period	$(3,878)	$(3,862)
Increases as a result of tax positions taken in prior years	—	(16)
Increases as a result of tax positions taken in current year	—	—
Settlements	—	—
Lapse of statute of limitations	1,083	—

Unrecognized tax benefits as of end of period	$(2,795)	$(3,878)

Recognition of the unrecognized tax benefits of $2,795 would have an effect on the effective tax rate.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s tax returns may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal years ended January 31, 2006 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2006 through 2008.

12.	Commitments and Contingencies

Purchase Obligations — At January 31, 2009, the Company had approximately $5,589 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2009.

13.	Stock Option Plans

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

At January 31, 2009, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the years ended January 31, 2009, 2008 and 2007, was approximately $2,185, $2,253 and $1,645, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. For fiscal years 2009 and 2008, the expected term was based upon historical exercise patterns. The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

used to determine the expected term of the options for fiscal 2007. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the years ended January 31, 2009, 2008 and 2007 was $16.41, $9.79 and $8.53, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2009	2008	2007

Risk free interest rate	3.19%	2.9 - 4.9%	4.7 - 5.2%
Expected life	3.4 -- 5.4 yrs	3.4 - 5.9 yrs	3.9 - 6.3 yrs
Expected volatility	50%	53 - 58%	54 - 67%
Expected dividend yield	0.0%	0.0%	0.0%

SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in-flows and operating out-flows. The Company had excess tax benefits of approximately $121, $1,912 and $390 during the years ended January 31, 2009, 2008 and 2007, respectively.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2009, there were approximately 208 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended January 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (In Years)	Value

Outstanding, January 31, 2008	1,390	$9.80
Granted	150	16.41
Exercised	(19)	8.69
Forfeited	(18)	17.25
Expired	(14)	23.63

Outstanding, January 31, 2009	1,489	$10.26	6.09	$333

Exercisable at January 31, 2009	1,049	$7.71	5.07	$333
Vested and expected to vest at January 31, 2009	1,473	$10.19	6.05	$333

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2009. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended January 31, 2009, 2008 and 2007 was $163, $1,064 and $2,863, respectively. The fair value of options that vested during the years ended January 31, 2009, 2008 and 2007 was approximately $1,631, $1,017 and $1,153, respectively. For the year ended January 31, 2009, approximately 188 options vested.

As of January 31, 2009, there was approximately $1,525 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.1 years.

Cash received from option exercises for the year ended January 31, 2009 was an aggregate of approximately $162. During the year ended January 31, 2008, income taxes payable were reduced by approximately $121 as a result of the tax deduction from option exercises.

Restricted stock and phantom awards as of January 31, 2009 and changes during the year ended January 31, 2009 were as follows:

	Year Ended January 31, 2009
	Number of	Weighted Average
	Shares	Grant Date Fair Value

Unvested, beginning of period	42	$15.60
Granted	14	20.44
Vested	(20)	15.16
Canceled	(3)	20.00

Unvested, end of period	33	$17.47

As of January 31, 2009, there was approximately $76 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.6 years.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Segment Reporting

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2009			As of January 31, 2008			As of January 31, 2007
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Fixed assets, net	$63,888	$905	$64,251	$52,560	$1,209	$53,179	$34,523	$1,378	$35,432
Intangible assets, net	—	2,744	2,744	—	3,692	3,692	—	2,127	2,127
Goodwill	—	4,320	4,320	—	4,358	4,358	—	3,358	3,358

	For the Year Ended
	January 31, 2009			January 31, 2008			January 31, 2007
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Revenues	$49,903	$17,346	$66,812	$51,701	$25,383	$76,421	$37,683	$12,274	$48,910
Interest income (expense), net	325	25	350	720	(235)	479	925	(89)	836
Income (loss) before taxes	9,452	226	12,155	15,422	1,562	16,927	10,793	(2,869)	7,457
Capital expenditures	31,818	593	32,411	31,013	407	30,853	13,591	1,423	14,545
Depreciation and amortization expense	15,402	1,129	16,531	10,948	1,075	11,879	8,074	857	8,919

Approximately $437, $663 and $1,047 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years 2009, 2008 and 2007, respectively. Consolidated income before taxes reflect the elimination of $158, $57 and $416 of profit from intercompany sales for the fiscal years 2009, 2008 and 2007, respectively. Capital expenditures and fixed assets are reduced by approximately $117, $567 and $469 for the fiscal years 2009, 2008 and 2007, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Data (Unaudited)

		Quarter Ended:
	Fiscal Year	April 30	July 31	October 31	January 31

Net revenues:	2009	$18,534	$17,495	$14,548	$16,235
	2008	23,014	15,399	17,205	20,803

Gross profit:	2009	11,628	7,114	7,260	6,642
	2008	10,104	6,573	9,276	9,853

Income before income taxes:	2009	6,513	2,546	2,721	375
	2008	5,809	2,651	4,014	4,453

Incomes taxes (benefit):	2009	2,235	921	(20)	(46)
	2008	1,869	930	1,583	1,106

Net income:	2009	4,278	1,625	2,741	421
	2008	3,940	1,721	2,431	3,347

Income per common share — basic:	2009	$0.44	$0.17	$0.28	$0.04
	2008	$0.41	$0.18	$0.25	$0.34

Income per common share — diluted:	2009	$0.41	$0.16	$0.27	$0.04
	2008	$0.39	$0.17	$0.24	$0.32

16.	Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2009 and 2008 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to $462, $749 and $659 for the years ended January 31, 2009, 2008 and 2007, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the years ended January 31, 2009, 2008 and 2007, was $762, $731 and $524, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows:

For fiscal years ending:

2010	$792
2011	$613
2012	$436
2013	$311
2014 and thereafter	$436

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Concentrations

Credit Risk — As of January 31, 2009 and 2008, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $2,186 and $2,861, respectively from one customer.

The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $5,800 at January 31, 2009 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Industry Concentration — The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry is dependant in large part on the expected future prices of oil and natural gas. Prior to the fourth quarter of fiscal 2009, the industry enjoyed a period of growth due to increases in the prices for oil and natural gas and the extended outlook for such pricing. Since that time there has been a decline in the price of oil and natural gas and a resulting decline of activity within the oil and gas industry. Should such conditions continue, the Company could be subject to significantly greater credit risk and declining demand for its products and services.

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

18.	Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows:

	Years Ended January 31,
	2009	2008	2007

Canada	$6,498	$6,820	$8,302
UK / Europe	20,502	27,892	9,318
South America	3,313	4,153	3,050
Asia/South Pacific	10,778	9,431	9,713
Eurasia	6,156	10,180	4,998
Other	4,715	4,119	1,940

Total	$51,962	$62,595	$37,321

During fiscal 2009 and 2008, one customer exceeded 10% of total revenues. No customer exceeded 10% of fiscal 2007 total revenues.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated April 15, 2009 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. (the “Company”) listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas
April 15, 2009

SCHEDULE II
MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Deductions		Balance at End
Description	Period	Expenses	Accounts		Describe		of Period
	(In thousands)

Allowance for doubtful accounts
January 31, 2009	$1,512	1,976	(43	)(a)	(1,145	)(b)	$2,300
January 31, 2008	$1,212	460	5	(a)	(165	)(b)	$1,512
January 31, 2007	$1,173	250	—		(211	)(b)	$1,212
Allowance for obsolete equipment and inventory
January 31, 2009	$1,044	360	(186	)(a)	(14	)(c)	$1,204
January 31, 2008	$553	448	59	(a)	(16	)(c)	$1,044
January 31, 2007	$351	248	(23	)(a)	(23	)(c)	$553

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.