Form 10-Q
period 2009-04-30
MITCHAM INDUSTRIES INC
filed 2009-06-03
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,813,352 shares of common stock, $0.01 par value, were outstanding as of June 2, 2009.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30, 2009	January 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,756	$5,063
Restricted cash	1,112	969
Accounts receivable, net	12,730	12,415
Current portion of contracts receivable	562	836
Inventories, net	6,057	3,772
Costs incurred and estimated profit in excess of billings on uncompleted contract	1,001	1,787
Income taxes receivable	—	1,000
Deferred tax asset	1,339	1,682
Prepaid expenses and other current assets	1,051	1,535

Total current assets	28,608	29,059
Seismic equipment lease pool and property and equipment, net	61,165	64,251
Intangible assets, net	2,719	2,744
Goodwill	4,320	4,320
Deferred tax asset	671	—
Long-term portion of contracts receivable	3,806	3,806
Other assets	50	47

Total assets	$101,339	$104,227

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,197	$13,561
Income taxes payable	455	—
Deferred revenue	553	424
Accrued expenses and other current liabilities	3,281	3,877

Total current liabilities	12,486	17,862
Non-current income taxes payable	3,448	3,260
Deferred tax liability	—	32
Long-term debt	6,450	5,950

Total liabilities	22,384	27,104
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,725 shares issued at April 30, 2009 and January 31, 2009	107	107
Additional paid-in capital	74,819	74,396
Treasury stock, at cost (923 and 922 shares at April 30, 2009 and January 31, 2009, respectively)	(4,832)	(4,826)
Retained earnings	9,647	9,727
Accumulated other comprehensive loss	(786)	(2,281)

Total shareholders’ equity	78,955	77,123

Total liabilities and shareholders’ equity	$101,339	$104,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended
	April 30,
	2009	2008
Revenues:

Equipment leasing	$6,326	$12,373
Lease pool equipment sales	69	561
Seamap equipment sales	2,598	5,282
Other equipment sales	1,612	318

Total revenues	10,605	18,534

Cost of sales:
Direct costs — equipment leasing	528	442
Direct costs — lease pool depreciation	4,101	3,640
Cost of lease pool equipment sales	10	125
Cost of Seamap and other equipment sales	2,194	2,699

Total cost of sales	6,833	6,906

Gross profit	3,772	11,628

Operating expenses:
General and administrative	3,502	4,875
Depreciation and amortization	254	395

Total operating expenses	3,756	5,270

Operating income	16	6,358

Other income (expenses):
Interest, net	(89)	150
Other, net	119	5

Total other income	30	155

Income before income taxes	46	6,513

Provision for income taxes	(126)	(2,235)

Net (loss) income	$(80)	$4,278

Net (loss) income per common share:

Basic	$(0.01)	$0.44

Diluted	$(0.01)	$0.41

Shares used in computing net (loss) income per common share:

Basic	9,784	9,751

Diluted	9,784	10,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(80)	$4,278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,385	4,076
Stock-based compensation	416	636
Provision for doubtful accounts	—	116
Provision for inventory obsolescence	(81)	6
Gross profit from sale of lease pool equipment	(59)	(438)
Excess tax benefit from exercise of non-qualified stock options	(7)	(53)
Deferred tax (benefit) provision	(176)	548
Changes in non-current income taxes payable	188	205
Changes in working capital items:
Accounts receivable	555	(2,814)
Contracts receivable	—	424
Inventories	(2,029)	825
Prepaid expenses and other current assets	261	431
Income taxes receivable and payable	1,402	30
Costs incurred and estimated profit in excess of billings on uncompleted contract	1,066	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(239)	(7,310)

Net cash provided by operating activities	5,602	960

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(6,485)	(11,338)
Purchases of property and equipment	(95)	(269)
Sale of used lease pool equipment	69	561

Net cash used in investing activities	(6,511)	(11,046)

Cash flows from financing activities:
Net proceeds from line of credit	500	4,000
Payments on borrowings	—	(637)
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered to pay taxes	(6)	49
Excess tax benefit from exercise of non-qualified stock options	7	53

Net cash provided by financing activities	501	3,465

Effect of changes in foreign exchange rates on cash and cash equivalents	101	(330)

Net decrease in cash and cash equivalents	(307)	(6,951)

Cash and cash equivalents, beginning of period	5,063	13,884

Cash and cash equivalents, end of period	$4,756	$6,933

Supplemental cash flow information:

Interest paid	$119	$62
Income taxes paid	$219	$1,401
Purchases of seismic equipment held for lease in accounts payable at end of period	$181	$2,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2009 for Mitcham Industries, Inc. (for purposes of these notes the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2009, the results of operations for the three months ended April 30, 2009 and 2008, and the cash flows for the three months ended April 30, 2009 and 2008, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2010.
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
3. Restricted Cash
     In connection with a contract awarded in May 2008, SAP has pledged approximately $1.1 million in short-term time deposits to secure performance obligations under the contract. The amount of the security will be released as the contract obligations are performed over the remaining life of the contract, which is estimated to be three months from April 30, 2009.
4. Balance Sheet

	April 30,	January 31,
	2009	2009
Accounts receivable:
Accounts receivable	$14,974	$14,715
Allowance for doubtful accounts	(2,244)	(2,300)

Total accounts receivable, net	$12,730	$12,415

Contracts receivable:
Contracts receivable	$4,368	$4,642
Less current portion of contracts receivable	(562)	(836)

Long-term portion of contracts receivable	$3,806	$3,806

     Long-term contracts receivable at April 30, 2009 and January 31, 2009 consist of amounts related to a contract receivable from one customer. The customer has defaulted on this contract and the Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to procure the equipment. The Company expects to place the equipment recovered in its leasepool of equipment and accordingly has classified this contract receivable as a non-current asset.

Inventories:

Raw materials	$3,109	$2,309
Finished goods	1,593	1,593
Work in progress	2,270	834

	6,972	4,736
Less allowance for obsolescence	(915)	(964)

Total inventories, net	$6,057	$3,772

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$130,668	$127,067
Land and buildings	366	366
Furniture and fixtures	5,591	5,380
Autos and trucks	487	469

	137,112	133,282
Accumulated depreciation and amortization	(75,947)	(69,031)

Total seismic equipment lease pool and property and equipment, net	$61,165	$64,251

5. Goodwill and Other Intangible Assets

	Weighted	April 30, 2009			January 31, 2009
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	4/30/09	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,320			$4,320

Proprietary rights	11.2	$3,352	$(633)	$2,719	$3,313	$(569)	$2,744
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(1,000)	—

Amortizable intangible assets		$4,352	$(1,633)	$2,719	$4,313	$(1,569)	$2,744

     As of April 30, 2009, the Company had goodwill of $4,320, all of which is allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $60 and $155 for the three months ended April 30, 2009 and 2008, respectively. As of April 30, 2009, future estimated amortization expense related to amortizable intangible assets is estimated to be:

For fiscal years ending January 31:
2010	$181
2011	244
2012	244
2013	244
2014 and thereafter	1,806

Total	$2,719

6. Long-Term Debt and Notes Payable
     On September 24, 2008 the Company entered into a new credit agreement with First Victoria National Bank (the “Bank”) which replaced the Company’s then existing $12.5 million agreement with the Bank. The new credit agreement provides for borrowings of up to $25.0 million on a revolving basis through September 24, 2010. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months. Amounts available for borrowing are determined by a borrowing base. The borrowing base, which amounted to $25.0 million as of April 30, 2009, is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are secured by essentially all of the Company’s domestic assets. Interest is payable monthly at prime, which was 3.25% at April 30, 2009. Up to $5.0 million of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of April 30, 2009.
7. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows:

	Three Months Ended
	April 30,
	2009	2008
Net (loss) income	$(80)	$4,278
Gain from foreign currency translation adjustment	1,495	301

Comprehensive income	$1,415	$4,579

     The gain from foreign currency translation adjustment for the three months ended April 30, 2009 resulted primarily from the improvement in the value of the Canadian dollar and the Australian dollar versus the U.S. dollar.
8. Income Taxes
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
     The tax returns of MCL, the Company’s Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal taxing authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $3,772, which amount would decrease income tax expense.
9. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock using the treasury stock method. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings (loss) per share calculation for the three months ended April 30, 2009 and 2008:

	Three Months Ended
	April 30,
	2009	2008
Basic weighted average common shares outstanding	9,784	9,751

Stock options	85	570
Unvested restricted stock	11	16
Phantom stock	12	—
Total weighted average common share equivalents	108	586

Diluted weighted average common shares outstanding	9,892	10,337

     For the three months ended April 30, 2009 diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted earnings per share for that period.
10. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2009 and 2008 was approximately $416 and $636, respectively. No grants of equity awards were made during the three months ended April 30, 2009.

11. Segment Reporting
     The following information is disclosed as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
     The Equipment Leasing segment offers new and “experienced” seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; and Ufa, Bashkortostan, Russia.
     The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom and Singapore.
     Financial information by business segment is set forth below (net of any allocations):

	As of April 30,	As of January 31,
	2009	2009
	Total assets	Total assets
Equipment Leasing	$85,099	$89,240
Seamap	16,737	15,529
Eliminations	(497)	(542)

Consolidated	$101,339	$104,227

     Results for the three months ended April 30, 2009 and 2008 were as follows:

	Revenues		Operating income (loss)		Income before taxes
	2009	2008	2009	2008	2009	2008
Equipment Leasing	$8,007	$13,252	$(408)	$5,137	$(358)	$5,322
Seamap	2,683	5,305	371	1,194	351	1,164
Eliminations	(85)	(23)	53	27	53	27

Consolidated	$10,605	$18,534	$16	$6,358	$46	$6,513

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
     Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	international and economic instability;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	our relationship with suppliers;

•	our ability to retain customers;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	the effect on recent declines in oil and natural gas prices on exploration activities:

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets;

•	risks associated with our manufacturing operations and

•	foreign currency exchange risk
Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
     Overview
     We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. This includes the operations of our Mitcham Canada, Ltd. (“MCL”), Seismic Asia Pacific Pty. Ltd. (“SAP”), and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended
	April 30,
	2009	2008
	(in thousands)
Revenues:
Equipment Leasing	$8,007	$13,252
Seamap	2,683	5,305
Inter-segment sales	(85)	(23)

Total revenues	10,605	18,534

Cost of sales:
Equipment Leasing	5,862	4,488
Seamap	1,109	2,469
Inter-segment costs	(138)	(51)

Total cost of sales	6,833	6,906

Gross profit	3,772	11,628
Operating expenses:
General and administrative	3,502	4,875
Depreciation and amortization	254	395

Total operating expenses	3,756	5,270

Operating income	$16	$6,358

EBITDA (1)	$4,520	$10,439
Adjusted EBITDA (1)	$4,936	$11,075

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA
Net (loss) income	$(80)	$4,278
Interest expense (income), net	89	(150)
Depreciation and amortization	4,385	4,076
Provision for income taxes	126	2,235

EBITDA (1)	4,520	10,439
Stock-based compensation	416	636

Adjusted EBITDA (1)	$4,936	$11,075

(1)	EBITDA is defined as net income (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at April 30, 2009 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
     Seismic equipment leasing is normally susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as Southeast Asia and the Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.
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
     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain. Because of these factors it is difficult to assess the impact of recent petroleum price changes on our business. However, there have been declines in oil and gas exploration activities, especially in certain geographic areas, such as North America and Russia. This is contrasted with indications of continued robust exploration activity in other parts of the world such as South America and Asia.
     Historically, our first fiscal quarter, which ends on April 30, has generally been the strongest quarter for our equipment leasing business due to the normal seasonal increase in seismic acquisition operations in Canada and Russia during this period. In the quarter ended April 30, 2009, however, we did not experience the normal increase in our equipment leasing business. We believe that this is an indication of the aforementioned decline in oil and gas exploration activity. Accordingly, the current outlook for our business is uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $25.0 million credit line position us, we believe, to address the downturn in the seismic industry.
     The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependent in part on their ability to obtain appropriate financing. Continued uncertainty in global financial markets could make such financing more difficult to obtain. There have been indications from some marine seismic contractors of plans to retire older vessels and to delay the introduction of new vessels, resulting in a decline in the number of seismic vessels operating. This could result in a decline in the demand for Seamap’s products. However, we have not experienced the cancellation of or significant delay in any material orders.
     We have responded to the decline in demand for our services and products by reducing our additions to our lease pool of equipment. During the three months ended April 30, 2009, we added approximately $700,000 of equipment to our lease pool. During the fiscal years ended January 31, 2009, 2008 and 2007, we added approximately$34.9 million, $26.0 million and $25.5 million, respectively, of equipment to our lease pool in response to the strong demand for our equipment and services during those periods. Despite the recent decline in demand, we do expect to add certain types of equipment to our lease pool, such as additional equipment for vertical seismic profiling (“VSP”) during the balance of fiscal 2010. We expect these additions will be less than $10 million for all of fiscal 2010. In response to demand in specific geographic regions, we may also establish operating facilities in new geographic areas.
     A significant portion of our revenues are generated from sources outside the United States of America. For the three months ended April 30, 2009, revenues from international customers totaled approximately $8.4 million. This amount represents 79% of consolidated revenues for this period, as compared to 86% for the first quarter of fiscal 2009. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     Revenues for the three months ended April 30, 2009 were approximately $10.6 million, compared to approximately $18.5 million for the three months ended April 30, 2008. The decline is attributable primarily to a decrease in equipment leasing revenues and lower sales from the Seamap segment. For the three months ended April 30, 2009, operating profit amounted to approximately $16,000 as compared to approximately $6.4 million for the three months ended April 30, 2008 due primarily to the decline in revenues and an increase in lease pool depreciation. A more detailed explanation of the variations noted above follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended
	April 30,
	2009	2008
	($ in thousands)
Revenue:
Equipment leasing	$6,327	$12,373
Lease pool equipment sales	69	561
New seismic equipment sales	9	129
SAP equipment sales	1,602	189

	8,007	13,252

Cost of sales:
Lease pool depreciation	4,101	3,680
Direct costs-equipment leasing	528	442
Cost of lease pool equipment sales	10	123
Cost of new seismic equipment sales	5	88
Cost of SAP equipment sales	1,218	155

	5,862	4,488

Gross profit	$2,145	$8,764

Gross profit %	27%	66%

     Equipment leasing revenues decreased approximately 49% in the first quarter of fiscal 2010 over the first quarter of fiscal 2009. This decrease resulted from a dramatic decline in demand for our equipment and services. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity discussed above. As noted above, in the first quarter we normally experience a significant increase in demand in our equipment leasing business driven in large part by seasonal demand in Canada and Russia, areas in which significant seismic exploration activity occurs in the winter months. Due to the global economic and financial situation discussed above, many seismic programs in these areas have been cancelled or delayed indefinitely. Accordingly, we did not enjoy the normal seasonal increase in business during the quarter ended April 30, 2009.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. Due to the decline in seismic exploration activity, these transactions were not material in the first quarter of fiscal 2010. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Periodically, we will sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Due to the current conditions in the energy industry and in global financial markets, these transactions were not material in the first quarter of fiscal 2010.
     SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit from the sale of new seismic equipment and hydrographic and oceanographic equipment was approximately $384,000, 24% of related sales, in the quarter ended April 30, 2009 as compared to approximately $34,000, 18% of related sales, in the fiscal quarter ended April 30, 2008. In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We account for this contract using the percentage of completion method. In the three months ended April 30, 2009, we recognized approximately $900,000 in revenues related to this contract, which was approximately 90% complete as of April 30, 2009. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Overall, the gross profit from our Equipment Leasing segment decreased by approximately 76% to approximately $2.1million in the first quarter of fiscal 2010 as compared to approximately $8.8 million in the first quarter of fiscal 2009. The gross profit for this period declined due primarily to lower leasing revenues and higher depreciation expense related to our lease pool equipment. During fiscal 2009 we added significant amounts of new equipment to our lease pool. Once new equipment is initially placed in service we begin depreciating the equipment on a straight-line basis for the balance of its estimated useful life. Therefore, in periods of lower equipment utilization, such as in the first quarter of fiscal 2010, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Direct costs related to equipment leasing for the three months ended April 30, 2009 increased approximately 19% over the same period in the prior year, despite the decrease in equipment leasing revenues, due to the subleasing of certain specific equipment during the fiscal 2010 period. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended April 30,
	2009	2008
	($ in thousands)
Equipment sales	$2,683	$5,305
Cost of equipment sales	1,109	2,469

Gross profit	$1,574	$2,836

Gross profit %	59%	53%

     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2009, as expected, we did not ship significant GunLink 4000 or BuoyLink product orders and shipped two GunLink 2000 systems. The balance of the revenues relate primarily to parts, repairs and support services. The majority of Seamap’s backlog as of January 31, 2009, including orders for the equipping of six new-build vessels with GunLink 4000 and BuoyLink, is scheduled to ship during the last nine months of fiscal 2010. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2010 and fiscal 2009 periods.

     The gross profit from the sale of Seamap equipment amounted to approximately $1.6 million, or 59% of Seamap revenues for the three months ended April 30, 2009, as compared to approximately $2.8 million, or 53% of Seamap revenues for the three months ended April 30, 2008. The increase in the gross profit percentage results from differences in product mix between the two periods and continued improvements in the cost structure of our Singapore production facility.
     Operating Expenses
     General and administrative expenses for the quarter ended April 30, 2009 were approximately $3.5 million, compared to approximately $4.9 million for the quarter ended April 30, 2008. This decrease resulted primarily from lower stock-based compensation expense, lower incentive compensation expense and reduced travel costs in the first quarter of fiscal 2010.
     Interest and Other Income, net
     Net interest expense for the first quarter of fiscal 2010 amounted to approximately $89,000 compared to approximately $150,000 of net interest income in the comparable period of fiscal 2009. This decrease is due to higher interest expense related to higher average borrowings under our line of credit and the absence of interest income related to a contract receivable. The proceeds from the line of credit were used to purchase lease pool equipment. The contract receivable went into default in fiscal 2009 and we are in the process of repossessing the equipment securing the agreement. Recognition of interest income has been deferred until such amounts are realized. Other income for the three months ended April 30, 2009 relates primarily to foreign exchange gains at our foreign subsidiaries.
     Provision for Income Taxes
     Our provision for income taxes for the three months ended April 30, 2009 was approximately $126,000, which is significantly higher than that expected from the statutory rate of 34%. This variation relates primarily to estimated potential penalties and interest recognized in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, which we adopted in the first quarter of fiscal 2008. Pursuant to this accounting standard, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions. We record these estimated penalties and interest as income tax expense. For the three months ended April 30, 2009 and 2008 the amount of estimated penalties and interest was $109,000 and $399,000, respectively.
Liquidity and Capital Resources
     As of April 30, 2009, we had working capital of approximately $16.1 million including cash and cash equivalents of approximately $5.9 million as compared to working capital of approximately $11.2 million including cash and cash equivalents of approximately $6.0 million at January 31, 2009. Our working capital increased during the three months ended April 30, 2009 primarily due to working capital generated from operations.
     Net cash flows from operating activities were approximately $5.6 million in the first three months of fiscal 2010 as compared to cash flows provided by operating activities of approximately $1.0 million in the same three months in fiscal 2009. This increase, despite the decrease in net income in the first quarter of fiscal 2010, resulted primarily from a change in the effect of accounts payable between the periods and the receipt of income tax refunds in the fiscal 2010 period. In the first three months of fiscal 2010, items contributing to cash flows from operating activities included non cash charges, including depreciation and amortization and stock-based compensation expense, receipt of income tax refunds and collections on contract billings. Increases in inventories offset the contribution of these items.
     Net cash flows from investing activities for the three months ended April 30, 2009 includes purchases of seismic equipment held for lease totaling approximately $6.5 million. This amount reflects approximately $6.0 million attributable to equipment purchased in fiscal 2009, but not paid for until fiscal 2010. There were approximately $0.2 million in accounts payable at April 30, 2009 related to lease pool purchases made during the first three months of fiscal 2010. Accordingly, additions to our lease pool amounted to approximately $0.7 million in the first three months of fiscal 2010, as compared to approximately $5.5 million in the first three months of fiscal 2009. Due to the decline in demand for our equipment and services we have materially reduced our purchases of lease pool equipment in fiscal 2010. We expect the cost of purchases of lease pool equipment to total less than $10.0 million for all of fiscal 2010. As of April 30, 2009 approximately $6.1 million related to lease pool purchases made in fiscal 2009 remained in accounts payable. We have arranged extended payment terms for these purchases and expect to make payment for all remaining amounts prior to December 31, 2009.
     In the first three months of fiscal 2010, proceeds from the sale of lease pool equipment were not material. We generally do not seek to sell our lease pool equipment, but do so from time to time. In particular we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Due to current market conditions we do not expect sales of lease pool equipment to be material during the balance of fiscal 2010.
     During the three months ended April 30, 2009, we incurred net borrowings of $0.5 million under our revolving credit agreement. In September 2008 we entered into a new $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), which replaced our then existing $12.5 million facility with the Bank. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base we believe that the entire $25.0 million of the facility is available to us. The revolving credit facility matures on September 24, 2010. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million. As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2009:

Actual as of April 30,
Description of Financial		2009 or for period
Covenant	Required Amount	then ended

Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.08:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	2.29:1.0

Quarterly EBITDA	Not less than $2.0 million	$4.5 million
     The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of May 29, 2009, we had approximately $6.5 million outstanding under this revolving credit agreement.
     We believe that the working capital requirements, contractual obligations and expected capital expenditures discussed above, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations and from amounts available under our revolving credit facility discussed above. Should we make additional substantial purchases of lease pool equipment or should we purchase other businesses, we may seek other sources of debt or equity financing.
     As of April 30, 2009, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $5.1 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2009, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.4 million in U.S. dollars. A 10% increase in the value of the U.S. dollar as compared to the value of each of these currencies would result in a loss of approximately $0.3 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 52% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2009 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2009 have not materially changed. In addition to the other information set forth in this form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended April 30, 2009:

	(a)		(b)	(c)	(d)
				Total number of	Maximum
				shares	number of
				purchased as	shares that may
	Total		Average	part of publicly	yet be
	number of		price	announced	purchased
	shares		paid per	plans or	under the plans
Period	purchased		share	programs	or programs(1)
February 1-28, 2009	—		—	—	—
March 1-31, 2009	—		—	—	—
April 1-30, 2009	217	(2)	$ 3.81	—	—

Total	217		$ 3.81	—	—

(1)	In connection with the lapsing of restrictions on restricted shares granted by our Company under our 2006 Stock Incentive Plan (the “Plan”), we adopted a policy that enables employees the ability to surrender shares to cover the associated tax liability. We are unable to determine at this time the total amount of securities or the approximate dollar value of those securities that could potentially be surrendered to us pursuant to the Plan.

(2)	These shares represent shares surrendered to us by a participant in the Plan to settle the personal tax liability that resulted from the lapsing of restrictions on the award.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     Exhibits
     The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this report and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: June 3, 2009	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX
     Each exhibit indentified below is part of this Form 10-Q. Exhibits filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q are designated by the cross symbol (†). All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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