Form 10-Q
period 2009-07-31
MITCHAM INDUSTRIES INC
filed 2009-09-09
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,813,352 shares of common stock, $0.01 par value, were outstanding as of September 4, 2009.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31, 2009
	(unaudited)	January 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$6,188	$5,063
Restricted cash	444	969
Accounts receivable, net	11,649	12,415
Current portion of contracts receivable	569	836
Inventories, net	6,074	3,772
Costs incurred and estimated profit in excess of billings on uncompleted contract	1,240	1,787
Income taxes receivable	—	1,000
Deferred tax asset	1,123	1,682
Prepaid expenses and other current assets	1,039	1,535

Total current assets	28,326	29,059
Seismic equipment lease pool and property and equipment, net	65,824	64,251
Intangible assets, net	2,827	2,744
Goodwill	4,320	4,320
Deferred tax asset	1,657	—
Long-term portion of contracts receivable	3,806	3,806
Other assets	50	47

Total assets	$106,810	$104,227

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,325	$13,561
Income taxes payable	722	—
Deferred revenue	439	424
Accrued expenses and other current liabilities	2,985	3,877

Total current liabilities	14,471	17,862
Non-current income taxes payable	2,966	3,260
Deferred tax liability	—	32
Long-term debt	7,450	5,950

Total liabilities	24,887	27,104
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,737 and 10,725 shares issued at July 31, 2009 and January 31, 2009, respectively	107	107
Additional paid-in capital	75,488	74,396
Treasury stock, at cost (924 and 922 shares at July 31, 2009 and January 31, 2009, respectively)	(4,827)	(4,826)
Retained earnings	8,637	9,727
Accumulated other comprehensive income (loss)	2,518	(2,281)

Total shareholders’ equity	81,923	77,123

Total liabilities and shareholders’ equity	$106,810	$104,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,
	2009	2008	2009	2008
Revenues:
Equipment leasing	$4,802	$7,500	$11,128	$19,873
Lease pool equipment sales	101	1,844	170	2,405
Seamap equipment sales	7,043	3,285	9,641	8,567
Other equipment sales	731	4,866	2,343	5,184

Total revenues	12,677	17,495	23,282	36,029

Cost of sales:
Direct costs - equipment leasing	925	343	1,453	785
Direct costs - lease pool depreciation	4,416	3,673	8,517	7,313
Cost of lease pool equipment sales	87	1,108	97	1,232
Cost of Seamap and other equipment sales	3,917	5,257	6,111	7,957

Total cost of sales	9,345	10,381	16,178	17,287

Gross profit	3,332	7,114	7,104	18,742

Operating expenses:
General and administrative	3,969	4,430	7,471	9,210
Provision for doubtful accounts	649	—	649	95
Depreciation and amortization	223	364	477	759

Total operating expenses	4,841	4,794	8,597	10,064

Operating (loss) income	(1,509)	2,320	(1,493)	8,678

Other income (expenses):
Interest, net	(92)	223	(181)	373
Other, net	163	3	282	8

Total other income	71	226	101	381

(Loss) income before income taxes	(1,438)	2,546	(1,392)	9,059

Benefit (provision) for income taxes	428	(921)	302	(3,156)

Net (loss) income	$(1,010)	$1,625	$(1,090)	$5,903

Net (loss) income per common share:
Basic	$(0.10)	$0.17	$(0.11)	$0.61

Diluted	$(0.10)	$0.16	$(0.11)	$0.57

Shares used in computing net (loss) income per common share:
Basic	9,797	9,764	9,790	9,758

Diluted	9,797	10,385	9,790	10,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,090)	$5,903
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,055	8,153
Stock-based compensation	840	1,163
Provision for doubtful accounts	649	95
Provision for inventory obsolescence	(75)	249
Gross profit from sale of lease pool equipment	(73)	(1,173)
Excess tax benefit from exercise of non-qualified stock options	(7)	(96)
(Benefit) provision for deferred income taxes	(1,210)	474
Changes in non-current income taxes payable	(294)	331
Changes in working capital items:
Accounts receivable	501	(1,246)
Contracts receivable	267	(779)
Inventories	(1,677)	916
Prepaid expenses and other current assets	405	942
Income taxes receivable and payable	2,213	(1,190)
Costs incurred and estimated profit in excess of billings on uncompleted contract	973	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	240	(7,298)

Net cash provided by operating activities	10,717	6,444

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(11,597)	(15,411)
Purchases of property and equipment	(283)	(470)
Sale of used lease pool equipment	170	2,405

Net cash used in investing activities	(11,710)	(13,476)

Cash flows from financing activities:
Net proceeds from line of credit	1,500	2,000
Payments on borrowings	—	(1,500)
Proceeds from (purchases of) short-term investments	797	(1,413)
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered to pay taxes	(6)	196
Excess tax benefit from exercise of non-qualified stock options	7	96

Net cash provided by (used in) financing activities	2,298	(621)

Effect of changes in foreign exchange rates on cash and cash equivalents	(180)	(79)

Net increase (decrease) in cash and cash equivalents	1,125	(7,732)

Cash and cash equivalents, beginning of period	5,063	13,884

Cash and cash equivalents, end of period	$6,188	$6,152

Supplemental cash flow information:

Interest paid	$316	$135
Income taxes paid	$649	$3,306
Purchases of seismic equipment held for lease in accounts payable at end of period	$8,196	$6,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2009 for Mitcham Industries, Inc. (for purposes of these notes the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2009, the results of operations for the three and six months ended July 31, 2009 and 2008, and the cash flows for the six months ended July 31, 2009 and 2008, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2010.

2. Organization
     Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”) and its wholly-owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly-owned subsidiary, Seamap International Holdings Pte. Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

3. New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was September 9, 2009.
     In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). U.S. GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “nonauthoritative” based on its inclusion or exclusion from the codification. The codification will be the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The codification of U.S. GAAP will be effective for interim or annual periods ending after September 15, 2009. We do not expect SFAS 168 to have a material impact on our consolidated financial statements.

4. Restricted Cash
     In connection with a contract awarded in May 2008, SAP has pledged approximately $0.4 million in short-term time deposits to secure performance obligations under the contract. The amount of the security deposits will be reduced as the contract obligations are performed over the remaining life of the contract, which is estimated to be within three months from July 31, 2009.

5. Balance Sheet

	July 31,	January 31,
	2009	2009
Accounts receivable:
Accounts receivable	$14,572	$14,715
Allowance for doubtful accounts	(2,923)	(2,300)

Total accounts receivable, net	$11,649	$12,415

Contracts receivable:
Contracts receivable	$4,375	$4,642
Less current portion of contracts receivable	(569)	(836)

Long-term portion of contracts receivable	$3,806	$3,806

     Long-term contracts receivable at July 31, 2009 and January 31, 2009 consist of amounts related to a contract receivable from one customer. The customer has defaulted on this contract and the Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to procure the equipment. The Company expects to place the recovered equipment in its leasepool of equipment and, accordingly, has classified this contract receivable as a non-current asset.

	July 31,	January 31,
	2009	2009
Inventories:
Raw materials	$3,224	$2,309
Finished goods	1,463	1,593
Work in progress	2,047	834

	6,734	4,736
Less allowance for obsolescence	(660)	(964)

Total inventories, net	$6,074	$3,772

	July 31,	January 31,
	2009	2009
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$144,016	$127,067
Land and buildings	366	366
Furniture and fixtures	6,122	5,380
Autos and trucks	516	469

	151,020	133,282
Accumulated depreciation and amortization	(85,196)	(69,031)

Total seismic equipment lease pool and property and equipment, net	$65,824	$64,251

6. Goodwill and Other Intangible Assets

	Weighted	July 31, 2009			January 31, 2009
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	7/31/09	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$4,320			$4,320

Proprietary rights	10.9	$3,547	$(720)	$2,827	$3,313	$(569)	$2,744
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(1,000)	—

Amortizable intangible assets		$4,547	$(1,720)	$2,827	$4,313	$(1,569)	$2,744

     As of July 31, 2009, the Company had goodwill of $4,320, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $91 and $127 for the three months ended July 31, 2009 and 2008, respectively, and $151 and $282 for the six months ended July 31, 2009 and 2008, respectively. As of July 31, 2009, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31:
2010	$129
2011	259
2012	259
2013	259
2014 and thereafter	1,921

Total	$2,827

7. Long-Term Debt and Notes Payable
     On September 24, 2008, the Company entered into a new credit agreement with First Victoria National Bank (the “Bank”), which replaced the Company’s then existing $12.5 million agreement with the Bank. The new credit agreement provides for borrowings of up to $25.0 million on a revolving basis through September 24, 2010. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months. Amounts available for borrowing are determined by a borrowing base. The borrowing base, which amounted to $25.0 million as of July 31, 2009, is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are secured by essentially all of the Company’s domestic assets. Interest is payable monthly at prime, which was 3.25% at July 31, 2009. Up to $5.0 million of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization of not less than $2.0 million. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of July 31, 2009.
8. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States (“U.S.”) dollar exchange rates, which is recorded as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net (loss) income	$(1,010)	$1,625	$(1,090)	$5,903
Gain (loss) from foreign currency translation adjustment	3,304	(299)	4,799	2

Comprehensive income	$2,294	$1,326	$3,709	$5,905

     The gain from foreign currency translation adjustment for the three months and six months ended July 31, 2009 resulted primarily from the improvement in the value of the Canadian dollar, the Australian dollar and the British pound sterling versus the U.S. dollar.
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
     The tax returns of MCL, the Company’s Canadian subsidiary, for the years ended January 31, 2004 through the year ended January 31, 2007 are being examined by Canadian federal taxing authorities. Accordingly, it is reasonably possible that some uncertain tax positions will be resolved within the next twelve months. Should these uncertain tax positions be resolved, the amount of unrecognized tax benefits would decrease by up to approximately $3,756, which amount would decrease income tax expense.

10. Earnings (Loss) per Share
     Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings (loss) per share calculation for the three and six months ended July 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	9,797	9,764	9,790	9,758

Stock options	121	596	103	583
Unvested restricted stock	8	14	10	15
Phantom stock	2	11	7	5

Total weighted average common share equivalents	131	621	120	603

Diluted weighted average common shares outstanding	9,928	10,385	9,910	10,361

     For the three and six months ended July 31, 2009, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted earnings (loss) per share for that period.
11. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and six months ended July 31, 2009 was approximately $424 and $840, respectively, and during the three and six months ended July 31, 2008 was approximately $527 and $1,163, respectively. During the six months ended July 31, 2009, options to purchase 254 shares of common stock were granted to employees and to the non-employee members of the Company’s Board of Directors.

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
     Financial information by business segment is set forth below (net of any allocations):

	As of July 31,	As of January 31,
	2009	2009
	Total assets	Total assets
Equipment Leasing	$86,116	$89,240
Seamap	21,180	15,529
Eliminations	(486)	(542)

Consolidated	$106,810	$104,227

     Results for the three months ended July 31, 2009 and 2008 were as follows:

	Revenues		Operating (loss) income		(Loss) income before taxes
	2009	2008	2009	2008	2009	2008
Equipment Leasing	$5,634	$14,210	$(4,178)	$2,676	$(3,941)	$2,928
Seamap	7,172	3,302	2,629	(413)	2,463	(439)
Eliminations	(129)	(17)	40	57	40	57

Consolidated	$12,677	$17,495	$(1,509)	$2,320	$(1,438)	$2,546

     Results for the six months ended July 31, 2009 and 2008 were as follows:

	Revenues		Operating (loss) income		(Loss) income before taxes
	2009	2008	2009	2008	2009	2008
Equipment Leasing	$13,641	$27,462	$(4,631)	$7,813	$(4,344)	$8,250
Seamap	9,855	8,607	3,000	781	2,814	725
Eliminations	(214)	(40)	138	84	138	84

Consolidated	$23,282	$36,029	$(1,493)	$8,678	$(1,392)	$9,059

     Sales from the Seamap segment to the Equipment Leasing segment are eliminated in the consolidated revenues. Consolidated income (loss) before taxes reflects the elimination of profit from intercompany sales and depreciation expense on the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

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
     Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	international and economic instability;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	our relationship with suppliers;

•	our ability to retain customers;

•	future demand for our services and

•	general conditions in the energy industry and seismic service industry.
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	the effect of fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets;

•	risks associated with our manufacturing operations and

•	foreign currency exchange risk.
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
     Overview
     We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. Our Equipment Leasing segment includes the operations of our Mitcham Canada, Ltd. (“MCL”), Seismic Asia Pacific Pty. Ltd. (“SAP”), and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$5,634	$14,210	$13,641	$27,462
Seamap	7,172	3,302	9,855	8,607
Inter-segment sales	(129)	(17)	(214)	(40)

Total revenues	12,677	17,495	23,282	36,029

Cost of sales:
Equipment Leasing	6,283	8,483	12,190	12,971
Seamap	3,231	1,972	4,340	4,441
Inter-segment costs	(169)	(74)	(352)	(125)

Total cost of sales	9,345	10,381	16,178	17,287

Gross profit	3,332	7,114	7,104	18,742
Operating expenses:
General and administrative	3,969	4,430	7,471	9,210
Provision for doubtful accounts	649	—	649	95
Depreciation and amortization	223	364	477	759

Total operating expenses	4,841	4,794	8,597	10,064

Operating income (loss)	$(1,509)	$2,320	$(1,493)	$8,678

EBITDA (1)	$3,324	$6,400	$7,844	$16,839
Adjusted EBITDA (1)	$3,748	$6,927	$8,684	$18,002

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA
Net (loss) income	$(1,010)	$1,625	$(1,090)	$5,903
Interest expense (income), net	92	(223)	181	(373)
Depreciation and amortization	4,670	4,077	9,055	8,153
(Benefit) provision for income taxes	(428)	921	(302)	3,156

EBITDA (1)	3,324	6,400	7,844	16,839
Stock-based compensation	424	527	840	1,163

Adjusted EBITDA (1)	$3,748	$6,927	$8,684	$18,002

(1)	EBITDA is defined as net income (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at July 31, 2009 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
     Business Outlook
     Prior to the turmoil in global financial markets that arose in the fall of 2008, the oil and gas exploration industry enjoyed generally sustained growth, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, benefited from this growth. These higher commodity prices resulted in increased activity within the oil and gas industry and, in turn, resulted in an increased demand for seismic services. Following the onset of the financial crisis, we saw significant declines in the prices for oil and natural gas. While crude oil prices have recovered somewhat, they remain significantly below the levels seen prior to the fall of 2008. This decline is generally believed to be the result of a slow-down in the global economy, which, in turn, was impacted by unrest and uncertainty in global financial markets. Natural gas prices in North America have not recovered to the same extent as have crude oil prices. This is believed to be the result of the contraction of the U.S. economy and the resulting decline in demand for natural gas.
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
     Historically, our first fiscal quarter, which ends on April 30, has generally been the strongest quarter for our equipment leasing business due to the normal seasonal increase in seismic acquisition operations in Canada and Russia during this period. In the quarter ended April 30, 2009, however, we did not experience the normal increase in our equipment leasing business. Our second fiscal quarter, which ends on July 31, has generally been the weakest quarter for our equipment leasing business due in large part to seasonal factors. In the quarter ended July 31, 2009, we did experience this seasonal decline from the quarter ended April 30, 2009, but the percentage decline was not as large as in the previous year. We believe that this is an indication of the aforementioned decline in oil and gas exploration activity. Accordingly, the current outlook for our business is uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $25.0 million credit line position us, we believe, to address a sustained downturn in the seismic industry.
     The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels depends, in part, on their ability to obtain appropriate financing. Continued uncertainty in global financial markets could make such financing more difficult to obtain. There have been announcements from some marine seismic contractors of decisions to retire older vessels and to delay the introduction of new vessels, resulting in a decline in the number of seismic vessels operating. This could result in a decline in the demand for Seamap’s products. In the quarter ended July 31, 2009, the Polarcus Group of Companies (“Polarcus”) cancelled orders for GunLink 4000 and BuoyLink products related to two of the six vessels for which they had placed orders last year. We expect the cancelled orders, which amounted to approximately $3.5 million, to be reinstated at some point, but there can be no assurance this will occur or what the timing of the new orders, if any, will be. We shipped orders related to two of the remaining four vessels in the quarter ended July 31, 2009 and expect to ship the orders related to the remaining vessels in the third and fourth quarter of fiscal 2010.
     We have responded to the decline in demand for our services and products by reducing our additions to our lease pool of equipment. During the six months ended July 31, 2009, we added approximately $7.8 million of equipment to our lease pool, as compared to $19.8 million during the six months ended July 31, 2008. During the fiscal years ended January 31, 2009, 2008 and 2007, we added approximately $34.9 million, $26.0 million and $25.5 million, respectively, of equipment to our lease pool in response to the strong demand for our equipment and services during those periods. Despite the recent decline in demand, we have added, and expect to add, certain types of equipment to our lease pool, such as additional equipment for vertical seismic profiling (“VSP”) and three component digital sensors, during fiscal 2010. We expect that the cost of these additions will be approximately $15 million for all of fiscal 2010; however, if demand warrants, we could acquire additional equipment during the balance of this fiscal year.
     In September 2009 we entered into a revised exclusive equipment lease agreement with Sercel, Inc. (“Sercel”). Our previous agreement with Sercel expired on December 31, 2008. Under the new agreement, through December 31, 2011 we are Sercel’s exclusive third party lessor for its DSU3 428XL system throughout the world, except China and the CIS, and for its VSP tools in North and South America. Under the terms of the agreement Sercel will refer to us any customers seeking short-term leases (12 months or less) for these products in the exclusive territory. Furthermore, Sercel will not sell these products to other companies that would compete with us for the rental of these products in the exclusive territory. We have agreed to purchase a total of 9,000 stations of DSU3 428XL and 300 levels of VSP tools during the term of the agreement. We estimate that the cost for this equipment will total approximately $21 million, of which we have spent, or expect to spend, approximately $6.2 million in fiscal 2010. Should we fail to fulfill these purchase commitments, Sercel may terminate our exclusivity and other terms of the agreement.
     In response to increased activity in South America, we have recently established branch operations in Peru and in Colombia. We believe the establishment of these branches will allow us to more effectively serve our customers in those countries and in other parts of South America. The cost to establish these branches was not material.
     A significant portion of our revenues is generated from sources outside the United States of America. For the three months ended July 31, 2009, revenues from international customers totaled approximately $10 million. This amount represents 78% of consolidated revenues for this period, as compared to 86% for the second quarter of fiscal 2009. For the first six months of fiscal 2010, revenues from international customers totaled approximately $18.4 million, or 79% of consolidated revenues, as compared to 78% for the first six months of fiscal 2009. The majority of our transactions with international customers are denominated in United States, Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     Revenues for the three months ended July 31, 2009 were approximately $12.7 million, compared to approximately $17.5 million for the three months ended July 31, 2008. For the six months ended July 31, 2009, revenues were approximately $23.3 million, compared to approximately $36.0 million for the six months ended July 31, 2008. The decline is attributable primarily to a decrease in equipment leasing revenues and lower sales of lease pool equipment and new seismic equipment. For the three months ended July 31, 2009, we generated an operating loss of approximately $1.5 million as compared to an operating profit of approximately $2.3 million for the three months ended July 31, 2008. Our operating loss for the six months ended July 31, 2009 was approximately $1.5 million as compared to an operating profit of approximately $8.7 million for the six months ended July 31, 2008. The decline in operating profit was due primarily to the decline in leasing revenues and an increase in lease pool depreciation. A more detailed explanation of these variations follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$4,802	$7,500	$11,128	$19,873
Lease pool equipment sales	101	1,844	170	2,405
New seismic equipment sales	17	3,518	27	3,647
SAP equipment sales	714	1,348	2,316	1,537

	5,634	14,210	13,641	27,462

Cost of sales:
Lease pool depreciation	4,463	3,712	8,609	7,392
Direct costs-equipment leasing	925	343	1,453	785
Cost of lease pool equipment sales	87	1,107	97	1,232
Cost of new seismic equipment sales	14	2,398	19	2,485
Cost of SAP equipment sales	794	923	2,012	1,077

	6,283	8,483	12,190	12,971

Gross (loss) profit	$(649)	$5,727	$1,451	$14,491

Gross (loss) profit %	(12)%	40%	11%	53%

     Equipment leasing revenues decreased approximately 36% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009. For the first six months of fiscal 2010, leasing revenues declined approximately 44% from the first six months of fiscal 2009. These decreases resulted from a dramatic decline in demand for our equipment and services. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity as previously discussed. As noted above, in the first quarter, we normally experience a significant increase in demand in our equipment leasing business driven in large part by seasonal demand in Canada and Russia, areas in which significant seismic exploration activity occurs in the winter months. Due to the global economic and financial condition discussed above, many seismic programs in these areas have been cancelled or delayed indefinitely. We did not experience the normal seasonal increase in business during the quarter ended April 30, 2009, and this decline in activity carried over into the quarter ended July 31, 2009.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. Due to the decline in seismic exploration activity, these transactions were not material in the first six months of fiscal 2010. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
     Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Due to the current conditions in the energy industry and in global financial markets, these transactions were not material in the first six months of fiscal 2010.

     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended July 31, 2009, SAP incurred a gross loss of approximately $80,000 from these transactions as compared to a gross profit of approximately $425,000 in the fiscal quarter ended July 31, 2008. For the six months ended July 31, 2009, SAP produced a gross profit of approximately $304,000 versus approximately $460,000 in the six months ended July 31, 2008.
     In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We account for this contract using the percentage of completion method. In the three months ended July 31, 2009, we recognized approximately $60,000 in revenues related to this contract, yet recognized costs of approximately $400,000, which resulted in a loss from this contract during the period of approximately $340,000. We have incurred approximately $200,000 in unexpected costs in the fulfillment of this contract and have submitted claims reimbursement for these costs. However, until our claims are approved and accepted, we have not included the benefit from these claims in our calculation of expected profits from the contract. We expect to recognize contract revenues of approximately $340,000 in the third quarter of fiscal 2010, excluding the effect of the pending claims, and gross profit of approximately $46,000. These amounts will reflect the completion of the contract. In the six months ended July 31, 2008, we did not recognize any revenues related to this contract. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Overall, our Equipment Leasing segment generated a gross loss of approximately $649,000 in the second quarter of fiscal 2010 as compared to a gross profit of approximately $5.7 million in the second quarter of fiscal 2009. For the first six months of fiscal 2010, our Equipment Leasing segment generated a gross profit of approximately $1.5 million, as compared to approximately $14.5 million in the first six months of fiscal 2009. The gross profit for this period declined due primarily to lower leasing revenues and higher depreciation expense related to our lease pool equipment. During fiscal 2009, we added significant amounts of new equipment to our lease pool. Once new equipment is initially placed in service, we begin depreciating the equipment on a straight-line basis for the balance of its estimated useful life. Therefore, in periods of lower equipment utilization, such as in the three and six months ended July 31, 2009, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Direct costs related to equipment leasing for the three and six months ended July 31, 2009 increased approximately 170% and 85%, respectively, over the same periods in the prior year, despite the decrease in equipment leasing revenues. This increase was due to the subleasing of certain equipment during the fiscal 2010 periods. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Equipment sales	$7,172	$3,302	$9,855	$8,607
Cost of equipment sales	3,231	1,972	4,340	4,441

Gross profit	$3,941	$1,330	$5,515	$4,166

Gross profit %	55%	40%	56%	48%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended July 31, 2009, we shipped two GunLink 4000 systems and two BouyLink systems related to orders from Polarcus for two vessels. These shipments produced revenues of approximately $3.8 million. In the three months ended April 30, 2009, we did not ship significant GunLink 4000 or BuoyLink product orders and shipped two GunLink 2000 systems, which amounted to approximately $0.7 million. The balance of the revenues relates primarily to parts, repairs and support services. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2010 and fiscal 2009 periods.
     The gross profit from the sale of Seamap equipment amounted to approximately 55% and 56% of Seamap revenues for the three and six months ended July 31, 2009, respectively, as compared to approximately 40% and 48% of Seamap revenues for the three and six months ended July 31, 2008, respectively. The increase in the gross profit percentage resulted from the higher level of revenues compared to certain fixed costs in the fiscal 2010 periods, differences in product mix between the periods and continued improvements in the cost structure of our Singapore production facility.
     Operating Expenses
     General and administrative expenses for the quarter ended July 31, 2009 were approximately $4.0 million, compared to approximately $4.4 million for the quarter ended July 31, 2008. For the six months ended July 31, 2009, general and administrative expenses were approximately $7.5 million, compared to approximately $9.2 million in the six months ended July 31, 2008. This decrease resulted primarily from lower stock-based compensation expense, lower incentive compensation expense and reduced travel costs. In the three months ended July 31, 2009, we recorded an additional provision for doubtful accounts receivable of approximately $649,000. This additional expense relates primarily to two customers who filed for bankruptcy during the period.
     Interest and Other Income (Expense), net
     Net interest expense for the second quarter and first six months of fiscal 2010 amounted to approximately $92,000 and $181,000, respectively. In the second quarter and first six months of fiscal 2009, we had approximately $223,000 and $373,000, respectively, of net interest income. This decrease was due to higher interest expense related to higher average borrowings under our line of credit and the absence of interest income related to a contract receivable. The proceeds from the line of credit were used to purchase lease pool equipment. The contract receivable went into default in fiscal 2009 and we are in the process of repossessing the equipment that secures the agreement. Recognition of interest income has been deferred until these amounts are realized. The increase in other income for the three and six months ended July 31, 2009 relates primarily to foreign exchange gains at our foreign subsidiaries.
     Provision for Income Taxes
     Our tax benefit for the three and six months ended July 31, 2009 was approximately $428,000 and $302,000, respectively, which indicates effective tax rates of approximately 30% and 22% for the respective periods. For the three and six months ended July 31, 2008 our provision for tax expense was approximately $921,000 and $3.2 million, respectively, which indicates effective tax rates of 36% and 35%, for the respective periods. These effective tax rates differ from that expected from the statutory rate of 34% due primarily to the effect of foreign taxes and the effect of estimated potential penalties and interest recognized in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, which we adopted in the first quarter of fiscal 2008. Pursuant to this accounting standard, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions. We record these estimated penalties and interest as income tax expense. For the three months ended July 31, 2009, we recognized a reduction of estimated penalties and interest of approximately $40,000, as compared to a provision for additional penalties and interest of approximately $126,000 in the three months ended July 31, 2008. For the six months ended July 31, 2009 and 2008, we recorded provisions for estimated penalties and interest of $69,000 and $331,000, respectively.
Liquidity and Capital Resources
     As of July 31, 2009, we had working capital of approximately $13.9 million, including cash and cash equivalents and restricted cash of approximately $6.6 million, as compared to working capital of approximately $11.2 million including cash and cash equivalents and restricted cash of approximately $6.0 million at January 31, 2009. Our working capital increased during the six months ended July 31, 2009 primarily due to working capital generated from operations.
     Net cash flows from operating activities were approximately $10.7 million in the first six months of fiscal 2010 as compared to cash flows provided by operating activities of approximately $6.4 million in the same six months in fiscal 2009. This increase, despite the significant decrease in net income in the first six months of fiscal 2010, resulted primarily from a change in the effect of accounts payable, accounts receivable and inventories between the periods and the receipt of income tax refunds in the fiscal 2010 period.
     Net cash flows from investing activities for the six months ended July 31, 2009 included purchases of seismic equipment held for lease totaling approximately $11.6 million. This amount reflects approximately $8.2 million attributable to equipment purchased in fiscal 2009, but not paid for until fiscal 2010. There were approximately $4.4 million in accounts payable at July 31, 2009 related to lease pool purchases made during the first six months of fiscal 2010. Accordingly, additions to our lease pool amounted to approximately $7.8 million in the first six months of fiscal 2010, as compared to approximately $19.8 million in the first six months of fiscal 2009. Due to the decline in demand for our equipment and services, we have materially reduced our purchases of lease pool equipment in fiscal 2010. We expect the cost of purchases of lease pool equipment to total approximately $15.0 million for all of fiscal 2010. However, should demand warrant, we may acquire more lease pool equipment. As of July 31, 2009, approximately $3.8 million related to lease pool purchases made in fiscal 2009 remained in accounts payable. We have arranged extended payment terms for these purchases and expect to make payment for all remaining amounts prior to December 31, 2009.
     In the first six months of fiscal 2010, proceeds from the sale of lease pool equipment were not material. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Due to current market conditions, we do not expect sales of lease pool equipment to be material during the balance of fiscal 2010.
     During the six months ended July 31, 2009, we incurred net borrowings of $1.5 million under our revolving credit agreement. In September 2008, we entered into a new $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), which replaced our then existing $12.5 million facility with the Bank. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that the entire $25.0 million of the facility is available to us. The revolving credit facility matures on September 24, 2010. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million.
     As indicated by the following chart, we were in compliance with all financial covenants as of July 31, 2009:

Actual as of July 31,
Description of Financial		2009 or for period
Covenant	Required Amount	then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.09:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	1.96:1.0

Quarterly EBITDA	Not less than $2.0 million	$3.3 million
     The revolving credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the revolving credit agreement. As of September 4, 2009, we had approximately $8.8 million outstanding under this revolving credit agreement.
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
     As of July 31, 2009, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $5.7 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2009, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.7 million in U.S. dollars. A 10% increase in the value of the U.S. dollar as compared to the value of each of these currencies would result in a loss of approximately $0.4 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 57% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2009 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2009 have not materially changed other than the addition of the following risk factor. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     The financial soundness of our customers could materially affect our business and operating results.
     As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers may experience cash flow concerns and/or enter into bankruptcy proceedings. If customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition and results of operations.
     In the period ended July 31, 2009, two of our customers filed for bankruptcy, which resulted in our recording an additional provision for doubtful accounts receivable of approximately $649,000. If any of our other existing or future customers enters into bankruptcy proceedings and rejects its contract with us, fails to renew its contracts with us upon expiration, or if the renewal terms with any such customers are less favorable to us than under our current contracts, it could result in declines in our revenues and gross profits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended July 31, 2009:

	(a)		(b)	(c)	(d)
				Total number of	Maximum
				shares	number of
				purchased as	shares that may
	Total		Average	part of publicly	yet be
	number of		price	announced	purchased
	shares		paid per	plans or	under the plans
Period	purchased		share	programs	or programs(1)
May 1-31, 2009	1,020	(2)	$5.01	—	—
June 1-30, 2009	—		—	—	—
July 1-31, 2009	—		—	—	—

Total	1,020		$5.01	—	—

(1)	In connection with the lapsing of restrictions on restricted shares granted by our Company under our 2006 Stock Incentive Plan (the “Plan”), we adopted a policy that enables employees the ability to surrender shares to cover the associated tax liability. We are unable to determine at this time the total amount of securities or the approximate dollar value of those securities that could potentially be surrendered to us pursuant to the Plan.

(2)	These shares represent shares surrendered to us by a participant in the Plan to settle the personal tax liability that resulted from the lapsing of restrictions on Plan awards.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on July 23, 2009. Shareholders of record as of the close of business on May 26, 2009 were entitled to vote.
     Shareholders elected each of the six directors nominated for the board of directors. The votes were as follows:

Name of Nominee	For	Withheld
Billy F. Mitcham, Jr.	7,920,745	609,815
Peter H. Blum	7,784,311	746,249
Robert P. Capps	7,803,210	727,350
R. Dean Lewis	7,769,446	761,114
John F. Schwalbe	7,768,986	761,574
Robert J. Albers	7,915,911	614,649
     The shareholders approved an Amendment to the Mitcham Industries, Inc. Stock Awards Plan to increase the shares of common stock authorized for issuance under the plan by 350,000 shares. The votes were as follows:

For	Against	Abstaining	Broker Non-Votes
5,351,863	999,819	8,810	2,170,068
     The shareholders ratified the appointment of Hein & Associates LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010. The votes were as follows:

For	Against	Abstaining
8,377,318	112,323	40,918
Item 5. Other Information
     On September 4, 2009 we entered into a revised exclusive equipment lease agreement with Sercel. Our previous agreement with Sercel expired on December 31, 2008. Under the new agreement, through December 31, 2011 we are Sercel’s exclusive third party lessor for its DSU3 428XL system throughout the world, except China and the CIS, and for its VSP tools in North and South America. Under the terms of the agreement Sercel will refer to us any customers seeking short-term leases (12 months or less) for these products in the exclusive territory. Furthermore, Sercel will not sell these products to other companies that would compete with us for the rental of these products in the exclusive territory. We have agreed to purchase a total of 9,000 stations of DSU3 428XL and 300 levels of VSP tools during the term of the agreement. Should we fail to fulfill these purchase commitments, Sercel may terminate our exclusivity and other terms of the agreement.
Item 6. Exhibits
     Exhibits
     The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITCHAM INDUSTRIES, INC.
Date: September 9, 2009	/s/ Robert P. Capps
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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2009.	000-25142	10.1

10.2†	Exclusive Equipment Lease Agreement dated September 4, 2009 between Mitcham Industries, Inc. and Sercel Inc.

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350