Form 10-Q
period 2009-10-31
MITCHAM INDUSTRIES INC
filed 2009-12-09
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,812,294 shares of common stock, $0.01 par value, were outstanding as of December 4, 2009.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31, 2009
	(unaudited)	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,400	$5,063
Restricted cash	483	969
Accounts receivable, net	15,400	12,415
Current portion of contracts receivable	872	836
Inventories, net	5,931	3,772
Costs incurred and estimated profit in excess of billings on uncompleted contract	509	1,787
Income taxes receivable	—	1,000
Deferred tax asset	1,521	1,682
Prepaid expenses and other current assets	1,241	1,535

Total current assets	32,357	29,059
Seismic equipment lease pool and property and equipment, net	64,888	64,251
Intangible assets, net	2,742	2,744
Goodwill	4,320	4,320
Deferred tax asset	1,288	—
Long-term portion of contracts receivable	3,217	3,806
Other assets	55	47

Total assets	$108,867	$104,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,850	$13,561
Current maturities — long-term debt	308	—
Income taxes payable	1,678	—
Deferred revenue	508	424
Accrued expenses and other current liabilities	2,466	3,877

Total current liabilities	10,810	17,862
Non-current income taxes payable	2,972	3,260
Deferred tax liability	—	32
Long-term debt, net of current maturities	11,345	5,950

Total liabilities	25,127	27,104
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,737 and 10,725 shares issued at October 31, 2009 and January 31, 2009, respectively	107	107
Additional paid-in capital	75,460	74,396
Treasury stock, at cost (924 and 922 shares at October 31, 2009 and January 31, 2009, respectively)	(4,833)	(4,826)
Retained earnings	9,663	9,727
Accumulated other comprehensive income (loss)	3,343	(2,281)

Total shareholders’ equity	83,740	77,123

Total liabilities and shareholders’ equity	$108,867	$104,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008

Revenues:
Equipment leasing	$9,037	$10,043	$20,165	$29,916
Lease pool equipment sales	808	333	978	2,738
Seamap equipment sales	4,241	2,385	13,882	10,952
Other equipment sales	444	1,787	2,787	6,971

Total revenues	14,530	14,548	37,812	50,577

Cost of sales:
Direct costs — equipment leasing	748	810	2,201	1,595
Direct costs — lease pool depreciation	4,610	3,781	13,127	11,094
Cost of lease pool equipment sales	473	143	570	1,375
Cost of Seamap and other equipment sales	2,534	2,554	8,645	10,511

Total cost of sales	8,365	7,288	24,543	24,575

Gross profit	6,165	7,260	13,269	26,002

Operating expenses:
General and administrative	3,809	3,893	11,280	13,103
Provision for doubtful accounts	730	424	1,379	519
Depreciation and amortization	213	287	690	1,046

Total operating expenses	4,752	4,604	13,349	14,668

Operating income (loss)	1,413	2,656	(80)	11,334

Other income (expenses):
Interest, net	(122)	36	(303)	409
Other, net	123	29	405	37

Total other income	1	65	102	446

Income before income taxes	1,414	2,721	22	11,780

Benefit (provision) for income taxes	(388)	20	(86)	(3,136)

Net (loss) income	$1,026	$2,741	$(64)	$8,644

Net (loss) income per common share:
Basic	$0.10	$0.28	$(0.01)	$0.89

Diluted	$0.10	$0.27	$(0.01)	$0.84

Shares used in computing net (loss) income per common share:
Basic	9,805	9,776	9,795	9,764

Diluted	9,969	10,188	9,795	10,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	October 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(64)	$8,644
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,912	12,258
Stock-based compensation	1,119	1,691
Provision for doubtful accounts	1,379	518
Provision for inventory obsolescence	13	230
Gross profit from sale of lease pool equipment	(408)	(1,363)
Excess tax benefit from exercise of non-qualified stock options	(45)	(96)
Benefit from deferred income taxes	(1,553)	(190)
Changes in non-current income taxes payable	(288)	(598)
Changes in working capital items:
Accounts receivable	(2,186)	(3,970)
Contracts receivable	(36)	(88)
Inventories	(1,468)	(601)
Prepaid expenses and other current assets	(268)	(1,051)
Income taxes receivable and payable	3,073	(390)
Costs incurred and estimated profit in excess of billings on uncompleted contract	1,746	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(1,339)	(4,885)

Net cash provided by operating activities	13,587	10,109

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(18,828)	(24,620)
Purchases of property and equipment	(358)	(488)
Sale of used lease pool equipment	978	2,738

Net cash used in investing activities	(18,208)	(22,370)

Cash flows from financing activities:
Net proceeds from line of credit	5,300	8,400
Payments on borrowings	—	(1,500)
Proceeds from (purchases of) short-term investments	871	(1,413)
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered to pay taxes	(12)	184
Excess tax benefit from exercise of non-qualified stock options	45	96

Net cash provided by financing activities	6,204	5,767
Effect of changes in foreign exchange rates on cash and cash equivalents	(246)	(1,588)

Net increase (decrease) in cash and cash equivalents	1,337	(8,082)
Cash and cash equivalents, beginning of period	5,063	13,884

Cash and cash equivalents, end of period	$6,400	$5,802

Supplemental cash flow information:
Interest paid	$461	$201
Income taxes paid	$820	$3,314
Purchases of seismic equipment held for lease in accounts payable at end of period	$4,577	$4,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mitcham Industries, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2009 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2009, the results of operations for the three and nine months ended October 31, 2009 and 2008, and the cash flows for the nine months ended October 31, 2009 and 2008, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2010.
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
3. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”). GAAP will no longer be issued in the form of an “accounting standard,” but rather as an update to the applicable “topic” or “subtopic” within the codification. As such, accounting guidance will be classified as either “authoritative” or “nonauthoritative” based on its inclusion or exclusion from the codification. The codification will be the single source of authoritative United States accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The codification of GAAP is effective for interim or annual periods ending after September 15, 2009. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated in the ASC thorough Accounting Standards Updates (“ASU”).
     In the second quarter of 2009, the Company adopted guidance included in ASC 855 Subsequent Events (“ASC 855”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The application of ASC 855 had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was December 9, 2009.
4. Restricted Cash
     In connection with a contract awarded in May 2008, SAP has pledged $483,000 in short-term time deposits to secure performance obligations under the contract. The amount of the security deposits will be reduced as the contract obligations are performed over the remaining life of the contract, which is estimated to be within three months from October 31, 2009.

5. Balance Sheet

	October 31,	January 31,
	2009	2009
	(in thousands)
Accounts receivable:
Accounts receivable	$18,462	$14,715
Allowance for doubtful accounts	(3,062)	(2,300)

Total accounts receivable, net	$15,400	$12,415

Contracts receivable:
Contracts receivable	$4,089	$4,642
Less current portion of contracts receivable	(872)	(836)

Long-term portion of contracts receivable	$3,217	$3,806

     Long-term contracts receivable at October 31, 2009 and January 31, 2009 consist of amounts related to a contract receivable from one customer. The customer has defaulted on this contract and the Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to procure the equipment. The Company expects to place the recovered equipment in its leasepool of equipment and, accordingly, has classified this contract receivable as a non-current asset.

	October 31,	January 31,
	2009	2009
	(in thousands)
Inventories:

Raw materials	$3,013	$2,309
Finished goods	2,232	1,593
Work in progress	1,440	834

	6,685	4,736
Less allowance for obsolescence	(754)	(964)

Total inventories, net	$5,931	$3,772

	October 31,	January 31,
	2009	2009
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$148,957	$127,067
Land and buildings	366	366
Furniture and fixtures	6,246	5,380
Autos and trucks	530	469

	156,099	133,282
Accumulated depreciation and amortization	(91,211)	(69,031)

Total seismic equipment lease pool and property and equipment, net	$64,888	$64,251

6. Goodwill and Other Intangible Assets

	Weighted	October 31, 2009			January 31, 2009
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	10/31/09	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	8.4	$3,523	$(781)	$2,742	$3,313	$(569)	$2,744
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(1,000)	—

Amortizable intangible assets		$4,523	$(1,781)	$2,742	$4,313	$(1,569)	$2,744

     As of October 31, 2009, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $61,000 and $45,000 for the three months ended October 31, 2009 and 2008, respectively, and $212,000 and $326,000 for the nine months ended October 31, 2009 and 2008, respectively. As of October 31, 2009, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2010	$98
2011	257
2012	257
2013	257
2014 and thereafter	1,873

Total	$2,742

7. Long-Term Debt and Notes Payable
     On September 24, 2008, the Company entered into a new credit agreement with First Victoria National Bank (the “Bank”), which replaced the Company’s then existing $12,500,000 agreement with the Bank. The new credit agreement provides for borrowings of up to $25,000,000 on a revolving basis through September 24, 2010. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months. We have classified a portion of the outstanding balance under the revolving credit facility as long-term, based on the assumption that any outstanding balance at maturity is converted into a 48-month amortizing note as is provided for in the underlying credit agreement.
     Amounts available for borrowing are determined by a borrowing base. The borrowing base, which amounted to $25,000,000 as of October 31, 2009, is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are secured by essentially all of the Company’s domestic assets. Interest is payable monthly at prime, which was 3.25% at October 31, 2009. Up to $5,000,000 of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization of not less than $2,000,000. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended October 31, 2009.
     In September of 2009 SAP entered into a $414,000 note payable to finance the purchase of certain leasepool equipment. The note bears interest at 7.4% annually, is repayable in monthly installments of approximately $8,000 through August of 2014 and is secured by the equipment purchased with the proceeds of the note. At October 31, 2009 approximately $403,000 is outstanding under the note, of which $330,000 is classified as long-term debt.
8. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States (U.S.) dollar exchange rates, which is recorded as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Net (loss) income	$1,026	$2,741	$(64)	$8,644
Gain (loss) from foreign currency translation adjustment	825	(8,532)	5,624	(8,530)

Comprehensive income	$1,851	$(5,791)	$5,560	$114

     The gain from foreign currency translation adjustment for the three months and nine months ended October 31, 2009 resulted primarily from the improvement in the value of the Canadian dollar, the Australian dollar and the British pound sterling versus the U.S. dollar.
9. Income Taxes
     The Company accounts for income taxes in accordance with authoritative guidance ASC 740 Income Taxes (“ASC 740”). Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Authoritative guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As required by authoritative guidance included in ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2007. The Internal Revenue Service has not commenced an examination of any of the Company’s U.S. federal income tax returns.
     The Company is subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, in the second quarter of fiscal 2008, the Canadian Revenue Agency (“CRA”) commenced an audit of the Company’s Canadian income tax returns for tax years ended January 31, 2004 through 2007. To date, adjustments totaling approximately $360,000 have been proposed and agreed upon. The CRA has proposed further adjustments totaling approximately $4,800,000. The Company intends to appeal these adjustments through the appellate process or through seeking competent authority assistance pursuant to the U.S.-Canada tax treaty. The adjustments proposed by CRA have had no effect on the recorded tax liabilities or assets in the accompanying financial statements.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

     The effect of any uncertain tax positions for which resolution is reasonably possible within the next twelve months is not material.
10. Earnings (Loss) per Share
     Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings (loss) per share calculation for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Basic weighted average common shares outstanding	9,805	9,776	9,795	9,764

Stock options	160	387	122	517
Unvested restricted stock	4	13	8	14
Phantom stock	—	12	4	8

Total weighted average common share equivalents	164	412	134	539

Diluted weighted average common shares outstanding	9,969	10,188	9,929	10,303

     For the nine months ended October 31, 2009, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.
11. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and nine months ended October 31, 2009 was approximately $279,000 and $1,119,000, respectively, and during the three and nine months ended October 31, 2008 was approximately $528,000 and $1,691,000, respectively. During the nine months ended October 31, 2009, options to purchase 270,000 shares of common stock were granted to employees and to the non-employee members of the Company’s Board of Directors.

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
     Financial information by business segment is set forth below (net of any allocations):

	As of October 31,	As of January 31,
	2009	2009
	Total assets	Total assets
	(in thousands)

Equipment Leasing	$90,327	$89,240
Seamap	19,002	15,529
Eliminations	(462)	(542)

Consolidated	$108,867	$104,227

     Results for the three months ended October 31, 2009 and 2008 were as follows:

	Revenues		Operating income (loss)		Income before taxes
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)		(in thousands)

Equipment Leasing	$10,289	$12,163	$711	$2,894	$721	$2,567
Seamap	4,360	2,601	670	(178)	661	214
Eliminations	(119)	(216)	32	(60)	32	(60)

Consolidated	$14,530	$14,548	$1,413	$2,656	$1,414	$2,721

     Results for the nine months ended October 31, 2009 and 2008 were as follows:

	Revenues		Operating (loss) income		(Loss) income before taxes
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)		(in thousands)

Equipment Leasing	$23,930	$39,625	$(3,920)	$10,707	$(3,623)	$10,817
Seamap	14,215	11,208	3,670	603	3,475	939
Eliminations	(333)	(256)	170	24	170	24

Consolidated	$37,812	$50,577	$(80)	$11,334	$22	$11,780

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
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	the effect of fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets;

•	risks associated with our manufacturing operations; and

•	foreign currency exchange risk.
     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“2009 Form 10-K”), (3) our Quarterly Report on Form 10-Q for the period ended July 31, 2009 (“Second Quarter Form 10-Q”), (4) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (5) other announcements we make from time to time. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$10,289	$12,163	$23,930	$39,625
Seamap	4,360	2,601	14,215	11,208
Inter-segment sales	(119)	(216)	(333)	(256)

Total revenues	14,530	14,548	37,812	50,577

Cost of sales:
Equipment Leasing	6,254	6,118	18,444	19,089
Seamap	2,262	1,325	6,602	5,766
Inter-segment costs	(151)	(155)	(503)	(280)

Total cost of sales	8,365	7,288	24,543	24,575

Gross profit	6,165	7,260	13,269	26,002
Operating expenses:
General and administrative	3,809	3,893	11,280	13,103
Provision for doubtful accounts	730	424	1,379	519
Depreciation and amortization	213	287	690	1,046

Total operating expenses	4,752	4,604	13,349	14,668

Operating income (loss)	$1,413	$2,656	$(80)	$11,334

EBITDA (1)	$6,393	$6,790	$14,237	$23,629
Adjusted EBITDA (1)	$6,672	$7,318	$15,356	$25,320

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA
Net (loss) income	$1,026	$2,741	$(64)	$8,644
Interest expense (income), net	122	(36)	303	(409)
Depreciation and amortization	4,857	4,105	13,912	12,258
Provision (benefit) for income taxes	388	(20)	86	3,136

EBITDA (1)	6,393	6,790	14,237	23,629
Stock-based compensation	279	528	1,119	1,691

Adjusted EBITDA (1)	$6,672	$7,318	$15,356	$25,320

(1)	EBITDA is defined as net income (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at October 31, 2009 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
     Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems, which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).
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
     Historically, our first fiscal quarter, which ends on April 30, has generally been the strongest quarter for our equipment leasing business, with the fourth fiscal quarter, which ends January 31, the next strongest quarter. This is due to the normal seasonal increase in seismic acquisition operations in Canada and Russia during these periods. Our second fiscal quarter, which ends July 31, and our third fiscal quarter, which ends October 31, have historically been the weakest quarters for our equipment leasing business due to these same seasonal factors. In the quarter ended April 30, 2009, however, we did not experience the normal increase in our equipment leasing business. In the quarter ended July 31, 2009, we did experience this seasonal decline from the quarter ended April 30, 2009, but the percentage decline was not as large as in the previous year. We believe that this is an indication of the aforementioned decline in oil and gas exploration activity. In the quarter ended October 31, 2009 we experienced a significant increase in our equipment leasing business, despite the seasonal factors that normally negatively affect this period. This increase resulted from the impact of one particularly large contract and, we believe, to a lesser extent, strengthening of demand for our services. Demand for our services remains generally weak in the United States and Canada. However, we have seen indications of improving demand in other geographic areas, including South America, Mexico, Southeast Asia and Russia. While these indications are encouraging, there can be no assurance that this trend will continue or result in increased equipment leasing business.
     The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels depends, in part, on their ability to obtain appropriate financing. Continued uncertainty in global financial markets could make such financing more difficult to obtain. There have been announcements from some marine seismic contractors of decisions to retire older vessels and to delay the introduction of new vessels, resulting in a decline in the number of seismic vessels operating. This could result in a decline in the demand for Seamap’s products. As with our equipment leasing business, we have recently seen indications of increasing demand for Seamap’s products, such as increased inquiries from existing and potential customers. There can be no assurance, however, as to the magnitude or timing of new orders, if any, that will result from this increased activity.
     Due to the factors discussed above, the current outlook for our business remains uncertain. However, we believe the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $25.0 million credit line, position us to address a sustained downturn in the seismic industry.
     During the fiscal years ended January 31, 2009, 2008 and 2007, we added approximately $34.9 million, $26.0 million and $25.5 million, respectively, of equipment to our lease pool in response to the strong demand for our equipment and services during those periods. We have responded to the decline in demand for our services and products by reducing our additions to our lease pool of equipment. During the nine months ended October 31, 2009, we added approximately $11.4 million of equipment to our lease pool, as compared to $20.5 million during the nine months ended October 31, 2008. Despite the recent decline in demand, we have added, and expect to add during fiscal 2010, certain types of equipment to our lease pool, such as down-hole seismic tools and three component digital sensors. We expect that the cost of these additions will be approximately $17.4 million for all of fiscal 2010; however, if demand warrants, we could acquire additional equipment during the balance of this fiscal year.
     In September 2009, we entered into a revised exclusive equipment lease agreement with Sercel, Inc. (“Sercel”). Our previous agreement with Sercel expired on December 31, 2008. Under the new agreement, we are Sercel’s exclusive third party lessor for its DSU3 428XL system throughout the world, except China and the Commonwealth of Independent States, and for its down-hole tools in North and South America until the agreement expires in December 2011. Under the terms of the agreement, Sercel will refer to us any customers seeking short-term leases (12 months or less) for these products in the exclusive territory. Furthermore, Sercel will not sell these products to other companies that would compete with us for the rental of these products in the exclusive territory. We have agreed to purchase a total of 9,000 stations of DSU3 428XL and 300 levels of down-hole tools during the term of the agreement. We estimate that the cost for this equipment will total approximately $21 million, of which we have spent, or expect to spend, approximately $9.6 million in fiscal 2010. Should we fail to fulfill these purchase commitments, Sercel may terminate our exclusivity and other terms of the agreement.
     In response to increased activity in South America, we have recently established branch operations in Peru and in Colombia. We believe the establishment of these branches will allow us to more effectively serve our customers in those countries and in other parts of South America. The cost to establish these branches was not material.
     A significant portion of our revenues is generated from sources outside the U.S. For the three months ended October 31, 2009, revenues from international customers totaled approximately $9.2 million. This amount represents 63% of consolidated revenues for this period, as compared to 69% for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, revenues from international customers totaled approximately $27.6 million, or 73% of consolidated revenues, as compared to 74% for the first nine months of fiscal 2009. The majority of our transactions with international customers are denominated in U.S., Australian and Canadian dollars, Russian rubles and British pounds sterling.
     Results of Operations
     Revenues for each of the three-month periods ended October 31, 2009 and 2008 were approximately $14.5 million. For the nine months ended October 31, 2009, revenues were approximately $37.8 million, compared to approximately $50.6 million for the nine months ended October 31, 2008. The decline between the nine-month periods is attributable primarily to a decrease in equipment leasing revenues and lower sales of lease pool equipment and new seismic equipment, offset by an increase in Seamap equipment sales. For the three months ended October 31, 2009, leasing revenues began to recover from the lower levels experienced earlier in the year and Seamap sales continued to exceed those in the prior year period. For the three months ended October 31, 2009, we generated operating income of approximately $1.4 million as compared to approximately $2.7 million for the three months ended October 31, 2008. For the nine months ended October 31, 2009, our operating income was essentially break-even as compared to an operating profit of approximately $11.3 million for the nine months ended October 31, 2008. The decline in operating profit in the three and nine month periods was due primarily to the decline in leasing revenues and an increase in lease pool depreciation. A more detailed explanation of these variations follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$9,037	$10,043	$20,165	$29,916
Lease pool equipment sales	808	333	978	2,738
New seismic equipment sales	19	117	46	3,764
SAP equipment sales	425	1,670	2,741	3,207

	10,289	12,163	23,930	39,625

Cost of sales:
Lease pool depreciation	4,657	3,822	13,266	11,214
Direct costs-equipment leasing	748	810	2,201	1,595
Cost of lease pool equipment sales	473	143	570	1,375
Cost of new seismic equipment sales	43	64	62	2,549
Cost of SAP equipment sales	333	1,279	2,345	2,356

	6,254	6,118	18,444	19,089

Gross profit	$4,035	$6,045	$5,486	$20,536

Gross profit %	39%	50%	23%	52%
     Equipment leasing revenues decreased approximately 10% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009. For the first nine months of fiscal 2010, leasing revenues declined approximately 33% from the first nine months of fiscal 2009. In October 2008, we began to experience a decline in the demand for our equipment leasing services. The demand for seismic equipment is primarily driven by the global oil and gas exploration activity as previously discussed. Due to this decline, our leasing revenues in each of the fiscal 2010 periods have been less than in the comparable periods of fiscal 2009. However, in the third quarter of fiscal 2010 we began to experience a return of such demand, although not to the pre-October 2008 levels. A significant portion of the third quarter improvement, as compared to the earlier quarters of fiscal 2010, resulted from one particular contract. Under this contract, we provided three-component recording equipment for a large seismic acquisition program in North America. This contract commenced in July 2009 and was completed in November 2009.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. In the third quarter of fiscal 2010, we entered into one transaction for the sale of certain equipment. Apart from this transaction, the sale of lease pool equipment has not been material in fiscal 2010 due to the decline in general activity in the seismic industry. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment
     Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Due to the current conditions in the energy industry and in global financial markets, these transactions were not material in the first nine months of fiscal 2010.
     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended October 31, 2009, SAP generated a gross profit of approximately $92,000 from these transactions as compared to a gross profit of approximately $391,000 in the fiscal quarter ended October 31, 2008. For the nine months ended October 31, 2009, SAP produced a gross profit of approximately $396,000 versus approximately $851,000 in the nine months ended October 31, 2008. The decline in gross profit in the three and nine month periods was due primarily to the decline in sales volumes.
     In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We account for this contract using the percentage of completion method. In the three months ended October 31, 2009, we did not recognize any revenue or costs related to this contract. The contract is essentially complete pending final documentation approval and billing of the final contract milestone of approximately $400,000. In the nine months ended October 31, 2009, we recognized approximately $1.0 million in revenues related to this contract. We have incurred approximately $200,000 in unexpected costs in the fulfillment of this contract and have submitted claims for reimbursement of these costs. However, until our claims are approved and accepted, we have not included the benefit from these claims in our calculation of expected profits from the contract. We expect to recognize additional contract revenues of approximately $340,000 upon final completion of the contract, excluding the effect of the pending claims, and gross profit of approximately $46,000. In the three and nine months ended October 31, 2008, we recognized approximately $1.1 million in revenues related to this contract. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Overall, our Equipment Leasing segment generated a gross profit of approximately $4.0 million in the third quarter of fiscal 2010 as compared to approximately $6.0 million in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, our Equipment Leasing segment generated a gross profit of approximately $5.5 million, as compared to approximately $20.5 million in the first nine months of fiscal 2009. The gross profit for the three and nine month periods declined due primarily to lower leasing revenues and higher depreciation expense related to our lease pool equipment. During fiscal 2009, we added significant amounts of new equipment to our lease pool. Once new equipment is initially placed in service, we begin depreciating the equipment on a straight-line basis for the balance of its estimated useful life. Therefore, in periods of lower equipment utilization, such as in the first nine months of fiscal 2010, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Direct costs related to equipment leasing for the three months ended October 31, 2009 decreased approximately 8% over the same period in the prior year, which is comparable to the decrease in equipment leasing revenues. For the nine months ended October 31, 2009, direct costs increased approximately 38% over the same period last year, despite the decrease in leasing revenues. This increase was due to the subleasing of certain equipment during the fiscal 2010 period. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Equipment sales	$4,360	$2,601	$14,215	$11,208
Cost of equipment sales	2,262	1,325	6,602	5,766

Gross profit	$2,098	$1,276	$7,613	$5,442

Gross profit %	48%	49%	54%	49%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2009, we shipped one GunLink 4000 system related to orders from the Polarcus group of Companies (“Polarcus”) for the third of four vessels for which we are providing GunLink and BuoyLink RGPS systems. This shipment produced revenues of approximately $1.4 million. In the nine months ended October 31, 2009, we shipped three GunLink 4000 systems and two BuoyLink RGPS Systems to Polarcus, generating revenues of approximately $5.1 million. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2010 and fiscal 2009 periods. In the fourth quarter of fiscal 2010, we expect to ship the remaining GunLink 4000 and two BuoyLink RGPS systems related to this order, which we expect will generate revenues of approximately $3.0 million. The balance of the revenues relates primarily to parts, repairs and support services.
     The gross profit from the sale of Seamap equipment amounted to approximately 48% and 54% of Seamap revenues for the three and nine months ended October 31, 2009, respectively, as compared to approximately 49% and 49% of Seamap revenues for the three and nine months ended October 31, 2008, respectively. The variations in the gross profit percentage result from the higher level of revenues compared to certain fixed costs, differences in product mix between the periods and continued improvements in the cost structure of our Singapore production facility.
     Operating Expenses
     General and administrative expenses for the quarter ended October 31, 2009 were approximately $3.8 million, compared to approximately $3.9 million for the quarter ended October 31, 2008. For the nine months ended October 31, 2009, general and administrative expenses were approximately $11.3 million, compared to approximately $13.1 million in the nine months ended October 31, 2008. The decreases in the three and nine month periods resulted primarily from lower stock-based compensation expense, lower incentive compensation expense and reduced travel costs. In the three months ended October 31, 2009, we recorded an additional provision for doubtful accounts receivable of approximately $730,000. Of this amount, approximately $590,000 relates to a reduction in the estimated net realizable value of certain equipment that secured a contract receivable and that we are repossessing from a customer. We had previously sold this equipment to the customer who failed to make the payments required under the sales agreement. The customer released the equipment, which is located in Portugal, back to us and we are in the process of retrieving the equipment. In the second quarter of fiscal 2010 we provided for approximately $649,000 of doubtful accounts. This amount relates primarily to two customers who filed for bankruptcy during that period.
     Other Income (Expense)
     Net interest expense for the third quarter and first nine months of fiscal 2010 amounted to approximately $122,000 and $303,000, respectively. In the third quarter and first nine months of fiscal 2009, we had approximately $36,000 and $409,000, respectively, of net interest income. The decreases in the three and nine month periods were due to higher interest expense related to higher average borrowings under our line of credit and the absence of interest income related to a contract receivable that went into default in fiscal 2009. The proceeds from the line of credit were used primarily to purchase lease pool equipment. Recognition of interest income has been deferred until these amounts are realized. The increase in other income for the three and nine months ended October 31, 2009 relates primarily to foreign exchange gains at our foreign subsidiaries.
     Provision for Income Taxes
     Our tax provision for the three and nine months ended October 31, 2009 was approximately $388,000 and $86,000, respectively, which indicates effective tax rates of approximately 27% and 391% for the respective periods. For the three months ended October 31, 2008, we had a benefit for income taxes of approximately $20,000. For the nine months ended October 31, 2008, we had a tax provision of approximately $3.1 million which indicates an effective tax rate of 27%. The effective tax rates for the three months ended October 31, 2009 and the nine months ended October 31, 2009 differ from that expected from the statutory rate of 34% due primarily to the effect of foreign taxes. In the three months ended October 31, 2008, we recognized a tax benefit of approximately $900,000 related to the recognition of specific uncertain tax positions. The recognition of these positions arose upon the expiration of the time period in which certain of our U.S. federal tax returns could be examined by the Internal Revenue Service (“IRS”). Pursuant to accounting standards, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions. During the nine months ended October 31, 2009, the effect of these estimated potential penalties and interest and the minimal amount of income before taxes combined to produce a provision for income taxes significantly different than that expected based on the U.S. statutory rate of 34%.

     Our Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006 have been examined by the Canadian Revenue Agency (“CRA”). CRA has assessed additional taxes for those years and for subsequent years as a result of that audit. We intend to protest certain aspects of the assessments. In addition, since the issues raised in the audits potentially impact our U.S. federal tax returns, we intend to seek resolution of these matters through the competent authority process under the U.S. — Canadian tax treaties. We believe that we have adequately provided for the probable outcome of these matters in our financial statements. Accordingly, we do not believe the ultimate resolution of these matters will have a negative effect on our financial position or results of operations. We will be required, however, to make payment to the CRA for a portion of the assessed amounts, pending the resolution of the issues. See “Liquidity and Capital Resources” for additional information.
Liquidity and Capital Resources
     As of October 31, 2009, we had working capital of approximately $21.5 million, including cash and cash equivalents and restricted cash of approximately $6.9 million, as compared to working capital of approximately $11.2 million including cash and cash equivalents and restricted cash of approximately $6.0 million at January 31, 2009. Our working capital increased during the nine months ended October 31, 2009 primarily due to working capital generated from operations and borrowings under our revolving credit agreement.
     Net cash provided by operating activities was approximately $13.6 million in the first nine months of fiscal 2010 as compared to approximately $10.1 million in the same nine months in fiscal 2009. This increase, despite the significant decrease in net income in the first nine months of fiscal 2010, resulted primarily from non-cash items, a change in accounts payable, accounts receivable and inventories between the periods and the receipt of income tax refunds in the fiscal 2010 period.
     Net cash flows from investing activities for the nine months ended October 31, 2009 included purchases of seismic equipment held for lease totaling approximately $18.8 million. This amount reflects approximately $10.5 million attributable to equipment purchased in fiscal 2009, but not paid for until fiscal 2010. There were approximately $3.1 million in accounts payable at October 31, 2009 related to lease pool purchases made during the first nine months of fiscal 2010. Accordingly, additions to our lease pool amounted to approximately $11.4 million in the first nine months of fiscal 2010, as compared to approximately $20.5 million in the first nine months of fiscal 2009. Due to the decline in demand for our equipment and services, we have materially reduced our purchases of lease pool equipment in fiscal 2010. We have, however, continued to add certain equipment to our lease pool, including additional three-component land recording systems and down-hole equipment. We expect the cost of purchases of new lease pool equipment to total approximately $17.4 million for all of fiscal 2010. However, should demand warrant, we may acquire more lease pool equipment. As of October 31, 2009, approximately $1.5 million related to lease pool purchases made in fiscal 2009 remained in accounts payable. We have arranged extended payment terms for these purchases and expect to make payment for all remaining amounts prior to December 31, 2009.
     In the first nine months of fiscal 2010, proceeds from the sale of lease pool equipment amounted to approximately $1.0 million. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     During the nine months ended October 31, 2009, we incurred net borrowings of $5.3 million under our revolving credit agreement. In September 2008, we entered into a $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”). Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that the entire $25.0 million of the facility is available to us. The revolving credit facility matures on September 24, 2010. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million.

     As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2009:

Actual as of October
Description of		31, 2009 or for the
Financial Covenant	Required Amount	period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.14:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	2.99:1.0

Quarterly EBITDA	Not less than $2.0 million	$6.4 million
     The revolving credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the revolving credit agreement. As of December 4, 2009, we had approximately $10.7 million outstanding under this revolving credit agreement.
     We have had discussion with the Bank regarding the extension of the maturity of the facility and expect to conclude such discussions in the near future. However, there can be no assurance that any such extension can be successfully completed. In the accompanying condensed consolidated balance sheet as of October 31, 2009 we have classified a portion of the outstanding balance under the revolving credit facility as long-term, based on the assumption that any outstanding balance at maturity is converted into a 48-month amortizing note as is allowed at our option in the underlying credit agreement.
     In connection with the assessment of additional income taxes arising from an examination of our Canadian income tax returns by the CRA, we are required to pay a portion of the assessed amount pending resolution of the issues through an appeal or through the competent authority process under the U.S. — Canadian tax treaty. We currently estimate the required payments to be approximately $3.0 million and that such payments will be made during the fourth quarter of fiscal 2010. See “Results of Operations — Provision for income taxes” for additional information.
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
     As of October 31, 2009, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $6.9 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2009, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.7 million in U.S. dollars. A 10% increase in the value of the U.S. dollar as compared to the value of each of these currencies would result in a loss of approximately $0.5 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 56% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2009 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2009 Form 10-k and “Item 1A.-Risk Factors” in our Second Quarter Form 10-Q.
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in our 2009 Form 10-K and Second Quarter Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, Second Quarter Form 10-Q and 2009 Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended October 31, 2009:

				(c)	(d)
				Total number of	Maximum
				shares	number of
	(a)		(b)	purchased as	shares that may
	Total		Average	part of publicly	yet be
	number of		price	announced	purchased
	shares		paid per	plans or	under the plans
Period	purchased		share	programs	or programs(1)
August 1-31, 2009	—		—	—	—
September 1-30, 2009	1,058	(2)	$6.10	—	—
October 1-31, 2009	—		—	—	—

Total	1,058		$6.10	—	—

(1)	In connection with the lapsing of restrictions on restricted shares granted by our Company under our 2006 Stock Incentive Plan (the “Plan”), we adopted a policy that gives employees the ability to surrender shares to cover the associated tax liability. We are unable to determine at this time the total amount of securities or the approximate dollar value of those securities that could potentially be surrendered to us pursuant to the Plan.

(2)	These shares represent shares surrendered to us by a participant in the Plan to settle the personal tax liability that resulted from the lapsing of restrictions on Plan awards.
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

MITCHAM INDUSTRIES, INC.
Date: December 9, 2009	/s/ Robert P. Capps
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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	Exclusive Equipment Lease Agreement dated September 4, 2009 between Mitcham Industries, Inc. and Sercel Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2009.	000-25142	10.2

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350