Form 10-K
period 2010-01-31
MITCHAM INDUSTRIES INC
filed 2010-04-09
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-25142
Mitcham Industries, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0210849 (I.R.S. Employer Identification No.)
8141 SH 75 South P.O. Box 1175 Huntsville, Texas (Address of principal executive offices)	77342 (Zip Code)
936-291-2277
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41,350,613 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 5, 2010

Common Stock, $0.01 par value per share	9,812,294 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2010 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). This information includes, without limitation, statements concerning:

•	our future financial position and results of operations;

•	international and economic instability;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	our relationships with suppliers;

•	our ability to retain customers;

•	our liquidity and access to capital;

•	the effects of seasonality on our business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and elsewhere within this Form 10-K and in our reports and registration statement filed with the Securities and Exchange Commission (“SEC”) from time to time. We caution readers to not place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Mitcham Industries, Inc. (“MII”), a Texas corporation, was incorporated in 1987. We are engaged directly and through our wholly owned subsidiaries in the leasing of seismic equipment to the oil and gas industry throughout the world. We are also engaged in the sale of new and used seismic equipment and in the design, manufacture and sale of marine seismic equipment. Our operating subsidiaries are Mitcham Canada Ltd (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Seamap (UK) Ltd (“Seamap UK”) and Seamap Pte. Ltd (“Seamap Singapore”). Seamap UK and Seamap Singapore are collectively referred to as “Seamap.” During fiscal 2010, we established branch operations of MII in Colombia and in Peru.

In March 2010, MCL acquired Absolute Equipment Solutions, Inc. (“AES”), a company located in Calgary, Alberta. AES produces, leases and sells “heli-pickers” and related equipment. This equipment is utilized by seismic contractors and helicopter operators to more efficiently and safely deploy and retrieve seismic equipment in the field. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about the acquisition of AES.

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

Prior to the Fall of 2008, we had experienced an extended period of growth in our business, as had most businesses involved in providing seismic related goods and services. This growth was, we believe, driven primarily by worldwide oil and gas exploration activity, which was in turn driven by the demand for oil and gas and historically high prices for oil and natural gas. With the global economic and financial crisis that arose in the Fall of 2008, we saw demand for our products decline, especially within certain markets such as North America and the Commonwealth of Independent States (“CIS”), which consists of 11 former Soviet Republics. The onslaught of the global recession and the resulting decline in demand for oil and gas, coupled with a relatively high supply of those commodities, resulted in a dramatic decline in the price for oil and natural gas. This, we believe, resulted in a dramatic slow-down in oil and gas exploration activity and, therefore, a decline in demand for seismic related goods and services. In recent months, there have been indications of renewed oil and gas exploration activity, although we believe the extent of this improvement remains uncertain. The price for oil has recovered, although not to the levels seen in 2008. Natural gas prices, while recently higher than the lows seen during 2009, remain significantly depressed from 2008 levels. While the oil and gas industry has been, and we expect will be, subject to significant cyclicality, we believe that our business will benefit from a long-term demand for oil and gas.

Our equipment is utilized in a variety of geographic regions throughout the world, which are described in Item 1 — “Business — Customers, Sales, Backlog and Marketing.” We lease seismic equipment worldwide, and, on occasion, sell new or used seismic equipment through MII in Huntsville, Texas and its branch operations in Colombia and Peru, and through MCL in Calgary, Alberta. MSE, from its location in Ufa, Bashkortostan, Russia, leases seismic equipment primarily in the Russian Federation and the CIS. SAP, from its location in Brisbane, Australia, leases seismic equipment in Australia and other locations within the Pacific Rim and also sells new seismic, oceanographic and hydrographic equipment throughout the Pacific Rim. Seamap UK, located in Somerset, United Kingdom and Seamap Singapore, located in Singapore, design, manufacture and sell marine seismic equipment throughout the world.

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by two manufacturers, the Sercel subsidiaries of Compagnie Generale de Geophysique-Veritas (“Sercel” and “CGV,” respectively) and ION Geophysical Corporation (“ION”). We believe that the majority of the advanced seismic data acquisition systems in use worldwide are either Sercel or ION systems. At January 31, 2010, approximately 54% of our equipment lease pool, on a cost basis, consisted of seismic recording channels and related equipment, with the remainder consisting of geophones, compressors, energy source controllers and other peripheral equipment.

For the past several years, we have had a series of supply and exclusive lease referral agreements with Sercel, which we believe have provided us with certain competitive advantages, primarily due to preferential pricing and expedited delivery arrangements under the agreements. Under these agreements, we have been the exclusive worldwide short-term leasing representative for certain products. In September 2009, we renewed our agreement with Sercel.

We lease our equipment on a short-term basis, generally for two to six months, to seismic contractors who need additional capacity to complete a seismic survey. Certain equipment that is used in vertical seismic profiling or “downhole” operations is generally leased to oil field service companies and generally for shorter periods of one to two weeks. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) the term of the lease and (iv) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.

SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. MII and MCL also sell a broad range of used seismic equipment on a worldwide basis. Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink seismic source acquisition and control systems, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers.

Business Strategy

Our business strategy is to meet the needs of the seismic industry by leasing a wide range of equipment and to provide technologically advanced solutions for marine seismic applications. To accomplish this, we have identified the following major objectives:

•	Provide a technologically advanced seismic equipment lease pool. We intend to maintain the size and diversity of our equipment lease pool. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors and oil field service providers to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Continue to expand international operations. We intend to continue to expand our international leasing activities in new geographic areas, including the CIS, South America, Europe, the Middle East and North Africa. Growth within the CIS has been abated by the global economic and financial crisis; however, we believe this to be a temporary situation and that this area presents long-term growth opportunities. We believe there are significant opportunities to continue to expand our international leasing and sales activities. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities.

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

In certain applications, specialized seismic recording devices are deployed vertically within a well bore. Multiple recording channels, or “levels” are generally deployed within a given well and are referred to as “downhole” or “VSP” (vertical seismic profiling) tools. These applications are used to provide additional data points in a traditional seismic survey, to monitor and analyze reservoir properties, to monitor and analyze fluid treatment operations, as well as a variety of other uses.

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

Historically, a 2-D seismic survey was the standard data acquisition technique used to map geologic formations over a broad area. 2-D seismic data can be visualized as a single vertical plane of subsurface information. Data gathered from a 3-D seismic survey is best visualized as a cube of information that can be sliced into numerous planes, providing different views of a geologic structure with much higher resolution than is available with traditional 2-D seismic survey techniques. 3-D seismic surveys generally require a larger amount of equipment than 2-D surveys. By using a greater number of channels and flexible configuration, 3-D seismic data provides more extensive and detailed information regarding the subsurface geology than 2-D data. As a result, 3-D data allows the geophysicists interpreting the data to more closely select the optimal location of a prospective drill site or define an oil and gas reservoir.

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

With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys now requires seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these changes, the number of seismic survey channels has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys, which today average more than 5,000 channels and sometimes use as many as 100,000 channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

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

Business and Operations

Equipment Leasing.  We own a comprehensive lease pool of seismic equipment for short-term leasing to our customers, who are primarily seismic data acquisition contractors and oil field service providers (in the case of downhole equipment). We lease this equipment multiple times until the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. These specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their own inventory of recording channels and related equipment.

Our land equipment lease pool includes a total of over 110,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 19 kilometers of streamers (recording channels that are towed behind a vessel), air compressors, air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 215 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool includes energy source controllers and RGPS tracking systems that are manufactured by our Seamap segment.

Our equipment leases generally have terms of two to six months, one to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages other than normal wear and tear and replacing destroyed or lost equipment under the terms of our standard lease agreements. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. While it is our general practice to lease our seismic equipment on a monthly basis, in certain circumstances we lease equipment on a day rate usage basis.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In other areas of the world, such as Southeast Asia and the Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. For additional information about the impact of seasonality and weather, see Item 1A — “Risk Factors”.

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

Historically, the majority of the inspection, testing and repair have been done in our Huntsville, Texas or Calgary, Alberta facilities. In recent years, however, we have added inspection and testing capabilities to our facilities in Ufa, Bashkortostan, Russia and Singapore. With the establishment of our branch operations in Colombia and Peru, we added inspection, test and repair capabilities in those countries. We believe that by expanding these capabilities we have been able to more effectively utilize our equipment and reduce costs associated with these operations, although it is not possible to quantify the effect of any such improvement. The incremental cost for these additional facilities was not material.

Lease Pool Equipment Sales.  On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $3.3 million, $3.0 million and $3.5 million in each of the three fiscal years ended January 31, 2010, 2009 and 2008, respectively. We typically do not seek to sell our lease pool equipment. However, we will evaluate any opportunities for the sale of equipment from our lease pool, and based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material.

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

Seamap Equipment Sales.  Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise control of energy sources, and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers. Seamap’s design operations are located in the United Kingdom and in Singapore and its manufacturing facilities are located in Singapore.

Key Supplier Agreements

The Sercel Lease Agreement

In September 2009, we entered into a new exclusive equipment lease agreement with Sercel (the “Exclusive Equipment Lease Agreement”), which replaced an agreement that expired in December 2008. Under the new agreement, we are, with some exceptions, the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL three component digital sensors and the exclusive authorized lessor for Sercel’s downhole seismic tools in North and South America through December 2011.

Under the agreement, we agreed not to offer financing leases or leases with terms greater than one year related to the Exclusive Products (as defined in the agreement) without Sercel’s prior consent. Sercel agreed to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory (as defined in the agreement) to us and to not recommend any competitor of ours as a source of such rentals. Sercel and we agreed to cooperate in the promotion and marketing of the Exclusive Products.

The agreement provides that Sercel grant us specified pricing for the purchase of the Exclusive Products and certain other products. In return, we agreed to purchase a total of 9,000 stations, or 27,000 channels, of DSU3 428XL three component digital sensors and 300 levels of downhole tools by December 31, 2011. As of January 31, 2010 we had purchased 2,000 stations of DSU3 428XL and approximately 175 levels of downhole tools pursuant to this agreement. See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our plans to meet these purchase obligations.

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

Certain software utilized by Seamap’s GunLink products was developed by Tanglesolve Instrumentation, Ltd. (“Tanglesolve”) under a cooperation agreement with Seamap. Under this agreement, Tanglesolve received a royalty payment from the sale of each GunLink product. In December 2007, Seamap acquired all of the capital stock of Tanglesolve. At the time, Tanglesolve’s only material assets were the cooperation agreement and the intellectual property related to the GunLink software. In connection with this transaction, Seamap entered into a new cooperation agreement with the former shareholders of Tanglesolve whereby they provide certain on-going support services. In December 2009, the cooperation agreement was extended through December 2011 by mutual consent, as provided for in the agreement.

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2010, we had approximately 32 lease customers with 58 active leases of various lengths, but typically for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2010, our Seamap segment had a backlog of orders amounting to approximately $9.3 million, compared to $11.2 million as of January 31, 2009. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2011.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Years Ended January 31,
	2010	2009	2008

United States	$15,184	$14,850	$13,826
UK / Europe	14,358	20,502	27,892
Canada	3,608	6,498	6,820
South America	4,545	3,313	4,153
Asia/South Pacific	12,447	10,778	9,431
Eurasia(1)	1,637	6,156	10,180
Other(2)	3,393	4,715	4,119

Total Non-United States	39,988	51,962	62,595

Total	$55,172	$66,812	$76,421

(1)	Comprised of Eastern Europe, the Russian Federation and the CIS

(2)	Includes Africa and the Middle East

The net book value of our long-lived assets in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of Property and Equipment	2010	2009	2008

United States	$40,448	$45,942	$19,602
Canada	7,056	13,857	27,108
Australia	4,360	1,626	1,861
Russia	3,906	1,920	3,399
South America	10,052	—	—
Singapore	433	543	634
United Kingdom	227	363	575

Total Non-United States	26,034	18,309	33,577

Total	$66,482	$64,251	$53,179

For information regarding the risks associated with our foreign operations, see Item 1A-“Risk Factors.”

For fiscal 2010, three customers (The Polarcus Group of Companies, CGV and Global Geophysical Services) represented approximately 14%, 11% and 10%, respectively, of our consolidated revenues. In fiscal 2009 and 2008, one customer, CGV, accounted for approximately 23% and 21%, respectively of our consolidated revenues. The loss of any of these customers could have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our revenues during these periods.

Competition

Our major competitors are the major seismic equipment manufacturers who sell equipment on financed terms and seismic contractors who might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as we do. We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) variety and availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment, many of whom have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from, Sercel. However, we also acquire lease pool equipment from a number of other suppliers including ION, Bauer Compressors, Inc. and OYO Geospace Corporation. Management believes that our current relationships with our suppliers are satisfactory. For the years ended January 31, 2010, 2009 and 2008, approximately 32%, 42% and 33%, respectively of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A- “Risk Factors.”

Employees

As of January 31, 2010, we employed 116 people full-time, none of whom are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by our Seamap segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. We currently have no patents covering any of this intellectual property.

In connection with the acquisition of AES in March 2010 we acquired intellectual property relating to the design and manufacture of heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.

For additional information regarding the risks associated with our intellectual property, see Item 1A-“Risk Factors.”

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to protection of the environment and the manner in which chemicals and materials used in our manufacturing processes are handled and wastes generated from such operations are disposed. We have established proactive environmental policies for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and special precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties and the issuance of injunctive relief. Spills or releases of chemicals, materials and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals, materials and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate change that have the effect of lowering the demand for carbon-based fuels or with regard to hydraulic fracturing that have the effect of decreasing the performance of exploratory activities by energy companies could have a material adverse effect on our business. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend will continue in the future. For additional information regarding the risk associated with environmental matters, see Item 1A — “Risk Factors.”

Website Access to Our Periodic SEC Reports

Our internet address is http://www.mitchamindustries.com. We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, with the SEC, which are available free of charge through our website as soon as reasonably practicable after the report is filed with or furnished to the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.

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

If the current, weak economic conditions continue for an extended period of time or commodity prices become depressed or decline, our results of operations could be adversely affected.

Historically, the demand for our products and services has been sensitive to the level of exploration spending by oil and gas companies. Commencing in late 2008, prices for oil and natural gas declined significantly and did not recover until relatively recently. During the period of depressed commodity prices, many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the leasing or purchasing our seismic equipment. A return of depressed commodity prices, or a decline in existing commodity prices, could adversely affect demand for the services and equipment we provide, and therefore adversely affect our revenue and profitability. Further, perceptions of a long-term decrease in commodity prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our products and services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause an impairment of our goodwill or other intangible assets or of our other long-lived assets.

Demand for seismic data is not assured.

Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

•	oil and gas prices and industry expectations of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the availability of current geophysical data;

•	the ability of oil and gas companies to generate funds or otherwise obtain capital for exploration operations;

•	the granting of leases or exploration concessions and the expiration of such rights;

•	domestic and foreign tax policies;

•	merger and divestiture activity among oil and gas producers;

•	the discovery rate of new oil and gas reserves; and

•	local and international political and economic conditions.

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

Our revenues are subject to fluctuations that are beyond our control, which could materially adversely affect our results of operations in a given financial period.

Projects awarded to and scheduled by our customers can be delayed or cancelled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include budgetary or other financial issues of the oil and gas exploration companies, adverse weather conditions, difficulties in obtaining permits or other regulatory issues, the availability of other equipment required for a particular project, political unrest or security concerns in certain foreign locations, as well as a variety of other factors.

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations.

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2010, 2009 and 2008, our single largest customer accounted for approximately 14%, 23% and 21%, respectively, of our consolidated revenues. Our five largest customers accounted for approximately 50% of our consolidated revenues in the fiscal year ended January 31, 2010. There has recently been considerable consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of our customers and could result in a decrease in the demand for our equipment.

The financial soundness of our customers could materially affect our business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges that continue to affect the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition and results of operations.

As of January 31, 2010, we had approximately $22.0 million of customer accounts and contracts receivable, of which approximately $2.9 million was over 90 days past due. For the years ended January 31, 2010 and 2009, we had charges of $1.4 million and $2.9 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

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

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding in the capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide any new funding.

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

Our seismic equipment leases typically have a term of two to six months and provide gross revenues that recover only a portion of our capital investment on the initial lease. Our ability to generate lease revenues and profits is dependent on obtaining additional lease contracts after the termination of an original lease. However, lease customers are under no obligation to, and frequently do not, continue to lease seismic equipment after the expiration of a lease. Although we have been successful in obtaining additional lease contracts with other customers after the termination of the original leases, we cannot assure you that we will continue to do so. Our failure to obtain additional leases or extensions beyond the initial lease term would have a material adverse effect on our operations and financial condition.

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

We periodically review our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of these assets if the future cash flows anticipated to be generated from the related the assets falls below net book value. Declines in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See the discussion included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Long-Lived Assets.”

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

Equipment in our lease pool may be subject to the intellectual property claims of others that could adversely affect our ability to generate revenue from the lease of the equipment.

Certain of the equipment in our lease pool is proprietary to us. The equipment we acquired with the acquisition of AES (See Item 1 — “Business”) includes heli-pickers and associated equipment that is manufactured by AES and is subject to various patents (See Item 1 — “Business — Intellectual Property”). We also have some equipment in our lease pool that is manufactured by our Seamap segment, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties; and

•	prevent us from leasing or selling our products that incorporate the technology.

Additionally, the equipment that we acquire from other suppliers may be subject to the intellectual property infringement claims from third parties. We generally are indemnified by our suppliers against any claims that may be brought against us by third parties related to equipment they sold to us. However, such claims could affect our ability to acquire additional such products or to lease them in the future. The loss of this future revenue could adversely affect our business and would not generally be covered by the indemnities from our suppliers.

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

We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties;

•	require us to redesign the products that use the technology; and

•	prevent us from manufacturing or selling our products that incorporate the technology.

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

We are subject to a variety of environmental laws and regulations that could increase our costs of compliance and impose significant liabilities.

We are subject to stringent governmental laws and regulations relating to protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities install and maintain costly equipment and pollution control technologies, or to incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adoption and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA had proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. Only very recently, on March 23, 2010, the EPA announced a proposed rulemaking that would expand its final rule on reporting of greenhouse gas emissions to include owners and operators of onshore oil and natural gas production. If the proposed rule is finalized in its current form, monitoring of those newly covered sources would commence on January 1, 2011. Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane that may contribute to warming of the Earth’s atmosphere and other climatic changes. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. The adoption and implementation of any laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, oil and gas exploration and production activities could have an adverse effect on the demand for our seismic equipment and associated services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could adversely affect or delay our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in additional operating restrictions or delays and adversely affect our business.

The federal Congress is currently considering two companions bills in the United States, known as the “Fracturing Responsibility and Awareness of Chemicals Act,” or FRAC Act, that would repeal an exemption in the federal Safe Drinking Water Act for the underground injection of hydraulic fracturing fluids near drinking water sources. Hydraulic fracturing is an important and commonly used process for the completion of natural gas, and to a lesser extent, oil wells in formations with low permeabilities, such as shale formations. If enacted, the FRAC Act could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. The FRAC Act also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available. The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, various state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. The adoption of the FRAC Act or any other federal or state laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas wells in certain formations and adversely affect the demand for our seismic equipment and associated services. Moreover, the EPA announced only recently, on March 18, 2010, that it has allocated $1.9 million in 2010 and has requested funding in fiscal year 2011 for conducting a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. Consequently, even if these bills are not adopted, the performance of the hydraulic fracturing study by the EPA could spur further action at a later date towards federal legislation and regulation of hydraulic fracturing activities.

Our stock price is subject to volatility.

Energy and energy service company stock prices, including our stock price, have been extremely volatile from time to time. Stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing.

We have significant operations outside of the United States that expose us to certain additional risks.

We operate in a number of foreign locations and have subsidiaries or branches in foreign countries, including Russia, Peru and Colombia. Our equipment is also often temporarily located in other foreign locations while under rent by our customers. These operations expose us to political and economic risks and uncertainties. Should current circumstances change, we could encounter difficulties in operating in some countries and may not be able to retrieve our equipment that is located within these counties. This could result in a material adverse effect on our financial positions and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy the following principal facilities that we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (In Square Feet)	Owned or Leased	Segment Using Property

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Seamap
Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing
Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing
Singapore	Office and warehouse	20,000	Leased	Equipment Leasing and Seamap
Shepton Mallet, United Kingdom	Office and warehouse	12,300	Leased	Seamap
Ufa, Bashkortostan, Russia	Office and warehouse	6,000	Leased	Equipment Leasing
Bogota, Colombia	Warehouse	3,600	Leased	Equipment Leasing

Item 3.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on our results of operations or financial condition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year Ended January 31, 2009:
First Quarter	$19.60	$16.19
Second Quarter	21.83	14.60
Third Quarter	15.01	4.75
Fourth Quarter	5.40	3.20
Fiscal Year Ended January 31, 2010:
First Quarter	$4.64	$2.42
Second Quarter	6.42	4.40
Third Quarter	7.98	4.38
Fourth Quarter	7.99	6.92

As of April 5, 2010, there were approximately 6,000 beneficial holders of our common stock.

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

As of January 31, 2010, we had deposits in foreign banks equal to approximately $6.0 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2005 through January 31, 2010, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2005, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mitcham Industries, Inc. The S&P Smallcap 600 Index
And A Peer Group

*	$100 invested on 1/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
Mitcham Industries, Inc.	100.00	413.27	218.28	271.84	58.58	119.74
S&P Smallcap 600	100.00	119.40	129.44	120.27	76.09	105.74
Peer Group	100.00	163.94	253.10	286.00	69.65	143.17

The Peer Company Index consists of: Compagnie Generale de Geophysique-Veritas (NYSE: CGV), Dawson Geophysical Company (NASDAQ: DWSN), Ion Geophysical Corp. (NYSE: IO) and Omni Energy Services Corp. (NASDAQ: OMNI).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser purchased any of our equity securities during the fourth quarter of the fiscal year ended January 31, 2010.

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

	Years Ended January 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share amounts)

Statement of Income Data:
Total revenues	$55,172	$66,812	$76,421	$48,910	$34,589
Operating income	871	11,478	16,445	6,555	7,452
Income from continuing operations	520	9,065	11,439	9,285	10,855
Income from continuing operations per common share — basic	0.05	0.93	1.18	0.97	1.19
Income from continuing operations per common share — diluted	0.05	0.89	1.11	0.93	1.10
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	6,735	6,032	13,884	12,582	18,988
Seismic equipment lease pool and property and equipment, net	66,482	64,251	53,179	35,432	19,924
Total assets	115,397	104,227	103,901	83,302	57,620
Long-term debt	15,735	5,950	—	1,500	3,000
Total liabilities	30,442	27,104	28,133	23,796	10,169
Total shareholders’ equity	84,955	77,123	75,768	59,506	47,451

See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Seamap. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Lima, Peru; Bogota, Colombia; and Ufa, Russia. This includes the operations of our MCL, SAP and MSE subsidiaries and our branches in Peru and Colombia. These branches were established late in fiscal 2010 and did not contribute material revenues in the year ended January 31, 2010. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2010	2009	2008
	(In thousands)

Revenues:
Equipment Leasing	$34,605	$49,903	$51,701
Seamap	20,993	17,346	25,383
Less inter-segment sales	(426)	(437)	(663)

Total revenues	55,172	66,812	76,421

Cost of sales:
Equipment Leasing	27,010	25,128	23,830
Seamap	10,482	9,319	17,381
Less inter-segment costs	(445)	(279)	(596)

Total direct costs	37,047	34,168	40,615

Gross profit
Equipment Leasing	7,595	24,775	27,871
Seamap	10,511	8,027	8,002
Less Inter-segment amounts	19	(158)	(67)

Total gross profit	18,125	32,644	35,806

Operating expenses:
General and administrative	14,977	17,497	17,425
Provision for doubtful accounts	1,378	2,897	460
Gain on insurance settlement	—	(580)	—
Depreciation and amortization	899	1,352	1,476

Total operating expenses	17,254	21,166	19,361

Operating income	$871	$11,478	$16,445

EBITDA(1)	$19,794	$28,336	$28,327
Adjusted EBITDA(1)	$21,195	$30,521	$30,580
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$520	$9,065	$11,439
Interest expense (income), net	415	(350)	(479)
Depreciation, amortization and impairment	18,740	16,531	11,879
Provision for income taxes	119	3,090	5,488

EBITDA(1)	19,794	28,336	28,327
Stock-based compensation	1,401	2,185	2,253

Adjusted EBITDA(1)	$21,195	$30,521	$30,580

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements.

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

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at January 31, 2010 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. We also occasionally sell new seismic equipment that we acquire from other manufacturers. In addition to leasing seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include the (i) GunLink seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools, and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).

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

Business Outlook

Prior to the turmoil in global financial markets, which arose during 2008, the oil and gas exploration industry enjoyed generally sustained growth for a period of more than four years, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, benefited from this growth. These higher prices resulted in increased activity within the oil and gas industry and, in turn, resulted in an increased demand for seismic services. Beginning in approximately October 2008, there was a dramatic decline in oil and gas prices which resulted in a significant reduction in oil and gas exploration activity. Accordingly, beginning in the fourth quarter of fiscal 2009, we began to see a decline in demand for our products and services. This decline was the most dramatic in North America, Russia and the CIS. In North America, we believe the decline resulted from the decrease in oil and natural gas prices and from difficulties in the credit markets which limited the amount of capital available to independent oil and gas exploration companies. In Russia and the CIS, we think the decline in global oil prices and the devaluation of the ruble had a dramatic negative effect on the economics of oil and gas exploration and production operations. Furthermore, the global financial crisis had a material adverse effect on the liquidity available to these companies in Russia and the CIS. During this period, there were some areas where oil and gas exploration activities continued. We believe that this continued activity was largely driven by the super major oil and gas companies and by national oil companies.

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

In recent months there has been a recovery in global crude oil prices and, to a much lesser extent, North American natural gas prices. As a result of this, there are indications of an increase in oil and gas exploration activity in some areas, such as Russia, the CIS, Southeast Asia and South America. However, activity in North America has not recovered to the same degree.

Accordingly, the current outlook for our business is uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $25.0 million credit line position us, we believe, to address any downturn in the seismic industry for the foreseeable future.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependant in part on their ability to obtain appropriate financing. Our Seamap business in fiscal 2010 benefited from orders we received in late fiscal 2009 for our GunLink and BuoyLink products. Although there was a decline in marine seismic activity during fiscal 2010, there have been recent indications of a rebound in such activity. In addition, certain existing and potential customers have continued to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.

During fiscal 2009 and 2008, we responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During fiscal 2009 and 2008, we added approximately $34.9 million and $26.0 million, respectively, of equipment to our lease pool. During fiscal 2010, we added approximately $19.6 million of new lease pool equipment, despite the decline in demand for equipment during this period. Although we did experience an overall decline in demand, there was an increase in demand for certain types of equipment, such as downhole seismic tools and three-component digital sensors. We responded to this demand by acquiring more of this equipment, as well as other equipment for which we had specific demand or anticipated demand in the near future. We may acquire additional downhole, three-component digital sensors and other equipment in fiscal 2011; however, we do not expect our expenditures for lease pool equipment to reach the same level as in fiscal 2010.

In the past few years we have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. In the future we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.

We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. Most recently, in fiscal 2010, we established branch operations in Peru and in Colombia.

We may seek to expand our operations in to additional locations in the future either through establishing “green field” operations or by acquiring existing operations. However, we do not currently have any specific plans to establish any such operations.

A significant portion of our revenues are generated from foreign sources. For the years ended January 31, 2010, 2009 and 2008, revenues from international customers totaled approximately $40.0 million, $52.0 million and $62.6 million, respectively. These amounts represent 72%, 78% and 82% of consolidated revenues in those fiscal years, respectively. The decrease in the proportion of our revenues from foreign sources in fiscal 2010 was the result of a specific contract in the United States during that period and is not, we believe, indicative of a trend. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars, Russian rubles and British pounds sterling. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For the fiscal year ended January 31, 2010, we recorded operating income of approximately $871,000, compared to approximately $11.5 million for the fiscal year ended January 31, 2009 and approximately $16.4 million for the fiscal year ended January 31, 2008. The significant decline in fiscal 2010 was primarily the result of reduced equipment leasing revenues, reduced equipment sales within our leasing segment and higher lease pool depreciation charges. These declines were offset by improved sales and gross profits from our Seamap segment and by lower general and administrative expense. The decline in operating income in fiscal 2009 was due primarily to significantly higher depreciation charges and, to a lesser extent, lower sales of new and used seismic equipment.

Our Equipment Leasing segment recorded decreased gross profit in the year ended January 31, 2010 of approximately $7.6 million, as compared to approximately $24.8 million and $27.9 million for the years ended January 31, 2009 and 2008, respectively. Decreased leasing and equipment sales revenues, combined with higher direct costs and lease pool depreciation contributed to this decline. Despite an increase in rental revenues, gross profit in fiscal 2009 declined due to the higher depreciation charges that resulted from the significant amounts of lease pool equipment we added in fiscal 2009 and 2008.

Our Seamap segment recorded gross profits of $10.5 million, $8.0 million and $8.0 million in the years ended January 31, 2010, 2009 and 2008, respectively. Seamap revenues increased in fiscal 2010 despite the overall downturn in the seismic industry due in part to production of orders received in fiscal 2009 for GunLink and BuoyLink products and on-going support activities from our installed base of these products. We were able to improve gross profit margins in this period through production and procurement efficiencies associated with the large orders received in fiscal 2009. Although sales of Seamap products declined from fiscal 2008 to fiscal 2009, gross profit remained essentially the same. The improvement in gross profit margins in this period resulted from production efficiencies and the elimination of certain royalty payments as more fully described below.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment is comprised of the following:

	Year Ended January 31,
	2010	2009	2008
	(In thousands)

Revenues:
Equipment leasing	$27,702	$37,747	$34,364
Lease pool equipment sales	3,321	2,985	3,488
New seismic equipment sales	334	3,832	9,350
SAP equipment sales	3,248	5,339	4,499

	34,605	49,903	51,701
Cost of sales:
Lease pool depreciation	17,712	15,031	10,403
Direct costs — equipment leasing	3,760	2,041	1,846
Cost of lease pool equipment sales	2,566	1,487	1,019
Cost of new seismic equipment sales	146	2,637	7,376
Cost of SAP equipment sales	2,826	3,932	3,186

	27,010	25,128	23,830

Gross profit	$7,595	$24,775	$27,871

Gross profit margin	22%	50%	54%

Beginning in the fourth quarter of fiscal 2009, we began to experience a decline in demand for our leasing services. The demand for equipment in Canada and Russia that normally occurs with the onset of winter was lower than in prior years and was significantly less than had been anticipated earlier in the year. This decline was due to significant reductions in oil and gas exploration activity as discussed above. The reduced activity in North America and the CIS, as well as other parts of the world, continued throughout fiscal 2010 resulting in a 27% decline in equipment leasing revenues in fiscal 2010 compared to fiscal 2009. During fiscal 2010, there were areas of improving demand such as South America and the Pacific Rim and late in 2010 demand began to increase in Russia and for marine equipment. These improvements did not, however, offset the overall decline in demand. During fiscal 2010, we generated approximately $5.4 million in equipment leasing revenues from one project in the United States. This was an unusually large contract and there can be no assurance that we will obtain similar contracts in the future.

In fiscal 2009, our equipment leasing revenues increased approximately $3.4 million, or 10%, over fiscal 2008. This increase was due to continued strong demand for seismic equipment through the first part of fiscal 2009 and expansion of our lease pool. In fiscal 2009, we acquired approximately $34.9 million of new lease pool equipment due to expected demand from customers. Likewise, in fiscal 2008, we added approximately $26.0 million of new lease pool equipment. In fiscal 2010, we added approximately $19.6 million of new equipment to our lease pool, despite the decline in demand for rental equipment. We added this equipment in response to demand for specific types of equipment, including downhole seismic tools and three-component digital sensors. We believe that the demand for this equipment, as well as for the balance of our lease pool of equipment, will increase as world-wide oil and gas exploration activity recovers. There can be, however, no assurance as to the timing or extent of the recovery, if any.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to occur as opportunities arise and accordingly are difficult to predict. The gross profit and related gross profit margin from the sales of lease pool equipment amounted to approximately $755,000 (23%) in fiscal 2010, $1.5 million (50%) in fiscal 2009, and $2.5 million (71%) in fiscal 2008. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers. Often, these arrangements are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. The gross profit and related gross profit margin from the sales of new seismic equipment amounted to approximately $188,000 (56%) in fiscal 2010, $1.2 million (31%) in fiscal 2009 and $2.0 million (21%) in fiscal 2008. With the down turn in oil and gas exploration activity, we have seen a significant decline in demand for the purchase of new and used land seismic equipment. We expect this trend to continue.

SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit and related gross profit margin from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $422,000 (13%) in fiscal 2010, $1.4 million (26%), in fiscal 2009, and $1.3 million (29%) in fiscal 2008. Included in SAP equipment sales for the year ended January 31, 2010 and 2009 is approximately $1.0 million and $2.2 million, respectively, related to an approximately $3.5 million contract with the Australian government. This contract is accounted for using the percentage of completion method and resulted in a gross loss of approximately $94,000 in fiscal 2010 and a gross profit of approximately $221,000 in fiscal 2009. During fiscal 2010, we incurred approximately $200,000 in unexpected costs related to the fulfillment of this contract and have submitted claims to the government for reimbursement of these expenses. However, until the claims are approved we have not recognized any benefit from the claims in the calculation of profit from the project. There is approximately $300,000 of additional revenues, and gross profit of approximately $40,000 to be recognized upon completion of the contract, which has been pending since the second quarter of fiscal 2010. All activities under the contract have been completed except for the acceptance by the government of final contract documentation. The sale of hydrographic and oceanographic equipment in fiscal 2010 declined, we believe, due to the budgetary concerns of various governmental agencies in light of the global financial crisis. These concerns caused projects and purchases to be cancelled or postponed. We believe that many of these purchases have merely been delayed and will occur in the future; however, there can be no assurance of this.

Depreciation expense related to lease pool equipment for fiscal 2010 amounted to approximately $17.7 million, as compared to approximately $15.0 million in fiscal 2009 and approximately $10.4 million in fiscal 2008. The increase in depreciation expense in each of the periods resulted from the additions to our lease pool of equipment that we have made in recent periods. At January 31, 2010, lease pool assets with an acquisition cost of approximately $48.9 million were fully depreciated, yet remained in service. This compares to $38.6 million at January 31, 2009 and approximately $46.7 million at January 31, 2008. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

Our business generally parallels trends in the oil and gas industry. Increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenues on a lease contract. During periods of high demand, such as we experienced prior to the fourth quarter of fiscal 2009, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low demand such as we experienced in fiscal 2010, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Although some of the equipment in our lease pool has reached the end of its depreciable life the equipment continues to be in service and continues to generate revenues. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately.

We recorded direct costs related to seismic leasing for fiscal 2010 in the amount of approximately $3.8 million as compared to approximately $2.0 million in fiscal 2009 and approximately $1.8 million in fiscal 2008. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. In fiscal 2010, costs increased despite the decline in leasing revenues due to the cost of importing equipment into Russia, Peru and Colombia and due to costs associated with sub-leasing certain equipment. Costs in fiscal 2008 decreased in spite of higher leasing revenues, primarily due to greater reimbursement of costs from our customers and lower costs to lease certain equipment from others.

Seamap

Revenues and cost of sales for our Seamap segment are as follows:

	Year Ended January 31,
	2010	2009	2008
	(In thousands)

Equipment sales	$20,993	$17,346	$25,383
Cost of equipment sales	10,482	9,319	17,381

Gross profit	$10,511	$8,027	$8,002

Gross profit margin	50%	46%	32%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. A large portion of Seamap’s sales consist of large discrete orders the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another that does not necessarily indicate a fundamental change in demand for these products. Despite the overall decline in oil and gas exploration activity discussed above, we did not experience a decline in the demand for Seamap’s products in fiscal 2010. As of January 31, 2010, Seamap had a backlog of approximately $9.3 million, as compared to approximately $11.2 million as of January 31, 2009 and $4.1 million as of January 31, 2008. The backlog as of January 31, 2009 consisted primarily of orders from the Polarcus Group of Companies (“Polarcus”) to provide GunLink 4000 and BuoyLink systems for six new build vessels. In the second quarter of fiscal 2010, Polarcus cancelled the orders related to two of the vessels. The balance of the orders was completed and delivered during fiscal 2010. In addition to the revenues related to the Polarcus orders, we generated revenues from the sale of various other equipment and from on-going support and repair activities related to our installed base of GunLink and BuoyLink products. Revenues in fiscal 2008 were unusually large due to the sale of approximately $4.0 of ancillary equipment in connection with GunLink sales that we normally do not provide to customers.

Our gross profit margin from the sale of Seamap equipment has increased in each of the last three fiscal years due to a number of factors. Beginning in fiscal 2008 and concluding in fiscal 2009, we moved all production activities from the United Kingdom to Singapore. Labor and material costs are generally lower in Singapore, thereby improving our gross profit margins. As the GunLink and BuoyLink product lines have matured, we have been able to introduce design and production efficiencies that allow us to reduce cost through the use of less expensive components and materials. When we receive larger orders, such as those from Polarcus, we are able to take advantage of volume purchases and better plan production activities which contribute to improved gross margins. Effective December 2007, we eliminated certain royalty costs that we had been required to pay upon the sale of the GunLink products.

Prior to December 2007, in connection with the sale of each GunLink system, we were required to pay a royalty to a party who had developed certain software utilized by those products. In December 2007, we purchased the intellectual property related to that software and, accordingly, are no longer required to pay the royalty. Had we owned this intellectual property during fiscal 2008 we estimate that our gross profit for those periods would have been improved by approximately $1.7 million.

Operating Expenses

General and administrative expenses for fiscal 2010 amounted to approximately $15.0 million, compared to approximately $17.5 million and $17.4 million in fiscal 2009 and 2008, respectively. In fiscal 2010, general and administrative expenses declined due to lower stock-based compensation, incentive compensation, travel and legal expenses. General and administrative expenses were essentially flat between fiscal 2009 and 2008 despite lower incentive compensation costs in fiscal 2009. This decline was offset by higher travel costs and higher legal and accounting costs. In fiscal 2010, we recorded stock-based compensation expense of approximately $1.4 million, as compared to approximately $2.2 million in fiscal 2009 and $2.3 million in fiscal 2008. Under ASC 718, the fair value of stock-based awards, such as stock options and restricted stock, is estimated at the time of the grant. This estimated value is then amortized over the expected vesting period of the award as compensation expense.

During fiscal 2010, 2009 and 2008, we recorded a provision for doubtful accounts in the amount of approximately $1.4 million, $2.9 million, and $460,000, respectively. Given the recent economic downturn and global financial crisis, we believe that certain of our customers may have difficulty accessing the liquidity necessary to meet their obligations to us. Accordingly, we have made a provision for those accounts that management believes may not be collectable. Included in the provision for doubtful accounts is approximately $600,000 in fiscal 2010 and $900,000 in fiscal 2009 related to a contract receivable. The customer has defaulted on this obligation and we are in the process of foreclosing on the equipment and other assets that were pledged as collateral. We have reduced the carrying value of this contract receivable to an amount equal to the fair market value of the equipment, based on an independent appraisal, less the estimated costs to retrieve the equipment. We intend to add this equipment to our lease pool. At January 31, 2010 and 2009, we had trade accounts and note receivables over 90 days past due of approximately $6.8 million and $5.5 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2010 and 2009, our allowance for doubtful accounts receivable amounted to approximately $2.4 million and $2.3 million, respectively.

In September 2008, certain of our lease pool equipment was destroyed by Hurricane Ike while it was at a third-party repair facility. In December 2008, we received a payment of approximately $1.7 million from our insurance carrier in settlement of the damage claim arising from this destruction. The amount received exceeded the net book value of the equipment destroyed, resulting in a gain of $580,000.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets arising from the acquisition of Seamap.

Other Income and Expense

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under our revolving line of credit. Interest expense increased in fiscal 2010 due to borrowings under our line revolving line of credit used to finance purchases of lease pool equipment in late fiscal 2009 and during fiscal 2010.

Other income for the year ended January 31, 2010 and 2009 includes approximately $183,000 and $250,000, respectively, related to net foreign exchange gains. These gains resulted primarily from transactions of our foreign subsidiaries denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes in fiscal 2010 amounted to approximately $119,000. This amount included a current tax benefit of $31,000, a deferred tax benefit of $120,000, a provision of $532,000 related to the potential impact of uncertain tax benefits and the reduction of estimated penalties and interest of $262,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of a benefit of approximately $1.2 million in United States taxes and approximately $1.2 million payable to foreign jurisdictions, primarily the United Kingdom, Singapore and Russia. In accordance with the provisions ASC 740, we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. See Note 11 to our consolidated financial statements.

Certain of our Canadian tax returns have been audited by the Canadian Revenue Agency (“CRA”). See Note 11 to our Consolidated Financial Statements. In connection with these audits, the CRA and provincial taxing authorities have assessed additional taxes, penalties and interest of approximately $7.4 million. The matters giving rise to these assessments relate, we believe, primarily to issues as to whether deductions are properly taken in

Canada, or should be taken in the United States. Therefore, we have made application to the CRA and to the Internal Revenue Service (“IRS”) for competent authority assistance in order to avoid potential double taxation as provided for under the tax treaty between the United States and Canada. Accordingly, we expect these issues to be resolved pursuant to the competent authority process between the CRA and IRS. We have, however, filed protective protests with the CRA and with the Province of Alberta in case our request for competent authority assistance is denied. The issues involved in these assessments are included in our analysis of uncertain tax positions. In connection with the protests, we were required to make a payment totaling approximately $2.6 million against these potential obligations. Should we prevail in our request for assistance or in our appeals, all, or a portion, of this payment will be refunded. We are unable to estimate how long it will take to resolve these matters.

Our provision for income taxes in fiscal 2009 amounted to approximately $3.1 million. This amount included current taxes of $2.6 million, deferred taxes of $1.2 million, a benefit of $1.1 million related to the recognition of certain tax benefits and estimated penalties and interest of $400,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $900,000 in United States taxes and approximately $1.7 million payable to foreign jurisdictions, primarily Australia, Singapore and Russia. Income taxes currently payable in the United States were reduced by approximately $121,000 due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of ASC 718. The $1.1 million tax benefit was recognized upon the resolution of specific uncertain tax positions. This uncertainty was resolved upon the expiration of the period in which certain of our U.S. tax returns could be examined by the IRS. In accordance with the provisions ASC 740 we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. (See Note 11 — to our consolidated financial statements).

In fiscal 2008, our provision for income taxes amounted to approximately $5.5 million. This amount included current taxes of $4.0 million, deferred taxes of $1.1 million and estimated penalties and interest of $400,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $2.9 million in United States taxes and approximately $1.1 million payable to foreign jurisdictions, primarily Australia, Singapore and Russia. Income taxes currently payable in the United States were reduced by approximately $1.9 million due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of ASC 718. In accordance with the provisions of ASC 740 we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. (See Note 11 to our consolidated financial statements).

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities. The principal factor that has affected our cash flows is in the level of oil and gas exploration and development activities as discussed above.

As of January 31, 2010, we had working capital of approximately $23.2 million and cash and cash equivalents of approximately $6.7 million, including restricted cash of approximately $605,000, as compared to working capital of approximately $11.2 million and cash and temporary investments of approximately $6.0 million at January 31, 2009. Our working capital increased from January 31, 2009 to January 31, 2010 primarily due to working capital generated by operations and from the use of proceeds from our revolving credit facility to reduce accounts payable. The accounts payable arose primarily from the purchase of lease pool equipment.

Cash flows provided by operating activities amounted to approximately $14.1 million in fiscal 2010 as compared to approximately $17.6 million in fiscal 2009 and $31.0 million in fiscal 2008. In fiscal 2010, the primary sources of cash provided by operating activities were net income of $520,000 and non-cash charges, including depreciation and amortization totaling approximately $18.7 million, provision for doubtful accounts of approximately $1.4 million and stock-based compensation of approximately $1.4 million. The net change in other current assets and liabilities decreased net cash provided by operating activities for fiscal 2010 by approximately $7.3 million. The most significant items contributing to this decrease in net cash provided by operating activities were an increase in trade accounts and contracts receivable of approximately $5.0 million, the payment of approximately $2.6 million related to the pending tax audit in Canada and a decrease in costs and contract billings in excess of revenue of approximately $1.7 million. The change in accounts payable and accrued liabilities related primarily to the effect of lease pool equipment purchases.

In fiscal 2010, 2009 and 2008, we acquired approximately $19.6 million, $34.9 million and $26.0 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2010, our accounts payable included approximately $4.9 million related to lease pool purchases. As of January 31, 2009, the amount in accounts payable related to lease pool purchases was approximately $12.0 million, while the comparable amount as of January 31, 2008 was approximately $8.6 million. Accordingly, our Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009 and 2008 indicated purchases of equipment held for lease of approximately $26.7 million, $31.5 million and $30.0 million, respectively. During fiscal 2009, the equipment added to our lease pool included additional stations of three-component digital sensors, submersible recording channels, additional conventional recording channels and downhole seismic tools. Due to the recent decline in leasing activity, we expect lease pool additions in fiscal 2011 to be less than in fiscal 2010.

Cash flows from investing activities for each of the three fiscal years, 2010, 2009 and 2008 reflect proceeds of approximately $3.3 million, $3.0 million and $3.5 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment.

In fiscal 2009, we received an insurance settlement of approximately $1.7 million arising from the destruction of equipment during Hurricane Ike. In fiscal 2008, we paid the former shareholders of Seamap $1.0 million in settlement of the final earn-out payment due in connection with the acquisition of Seamap in fiscal 2006. Also, in fiscal 2008, we paid approximately $2.8 million to purchase an entity that owned the intellectual property related to software utilized on one of Seamap’s primary products, GunLink. In addition to the intellectual property, this entity held an account receivable from Seamap in the amount of approximately $2.1 million arising from royalties from the use of that intellectual property. Accordingly, our expenditure related to the acquisition of Seamap and related activities amounted to approximately $3.8 million in fiscal 2008.

Included within financing activities are net borrowings under our revolving line of credit of approximately $9.4 million in fiscal 2010 and $6.0 million in fiscal 2009. The proceeds from these borrowings are used primarily to temporarily finance purchases of new lease pool equipment. Financing activities in fiscal 2009 and 2008 also include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash infusions of $140,000 and $356,000 in fiscal 2009 and 2008, respectively. In fiscal 2009, SAP purchased approximately $1.4 million in short-term investments, consisting of time deposits with an Australian bank. These deposits were then pledged as collateral for performance bonds issued in connection with SAP’s contract with the Australian government. Approximately $744,000 of these investments were redeemed in fiscal 2010 as the collateral was released. These obligations are expected to be fulfilled and the remaining collateral released during fiscal 2011. Due to the financing nature of this transaction, the purchase of the temporary investments is reflected within cash flows from financing activities.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance or surety companies. In some cases the surety requires that we post collateral to secure our obligations under the bonds. As of April 5, 2010, we have provided stand-by letters of credit totaling approximately $2.0 million as security for customs bonds.

In September 2008, we entered into a new $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), which replaced our existing $12.5 million facility with the Bank. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base we believe that the entire $25.0 million of the facility is available to us. The agreement was amended in March 2010 to make its maturity April 30, 2011. However, at any time prior to that maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The credit agreement is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of April 5, 2010, we had approximately $18.6 million outstanding under this agreement and $2.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $4.4 million was available under the facility as of that date. The credit agreement contains certain financial covenants that require us, among other things, to maintain a maximum debt to shareholders’ equity ratio, maintain a minimum ratio of current assets to current liabilities ratio and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than a specified amount. We are in compliance with all of these covenants as more fully described as follows:

Actual as of January 31,
2010 or for
Description of Financial Covenant	Required Amount	Period then Ended

Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.19:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	3.03:1.0
Quarterly EBITDA	Not less than $2.0 million	$5.5 million

On March 1, 2010, we acquired AES for a total purchase price of approximately $3.8 million. The consideration consisted of approximately $2.1 million of cash at closing, approximately $1.4 million in promissory notes and approximately $300,000 in deferred cash payments. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. We may offset amounts due pursuant to the promissory notes or the deferred cash payments against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to approximately $750,000 should AES attain certain levels of revenues during the 24-month period following the closing.

Pursuant to our exclusive equipment lease agreement with Sercel (See Part I — Item 1 — “Business”) we have agreed to purchase certain amounts of equipment through December 31, 2011. As of January 31, 2010 we had purchased or placed non-cancellable orders for a portion of that equipment, which amounts are reflected in the table of contractual obligations below. In order to fulfill the required purchases under the agreement we will be required to place orders for approximately $13.0 million of additional equipment through December 31, 2011. Should we fail to meet these obligations, Sercel will have the right to terminate the agreement, including our exclusive referral arrangement.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2010 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$15,735	$—	$15,735	$—	$—
Operating leases	2,754	634	1,500	587	33
Purchase obligations	3,984	3,984	—	—	—

Total	$22,473	$4,618	$17,235	$587	$33

At January 31, 2010, we had unrecognized tax benefits of approximately $4.6 million related to uncertain tax positions, including approximately $3.3 million of non-current income taxes payable. We are not able to reasonably estimate when, if ever, these obligations will be paid.

We believe that our liquidity needs will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility.

As of January 31, 2010, we had deposits in foreign banks equal to approximately $6.0 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

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

Revenue Recognition

•	Leases — We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pay shipping and handling costs directly to the shipping agents.

•	Equipment Sales — We recognize revenue and cost of goods sold from equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectability. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.

•	Long-term project revenue — From time to time, SAP enters into contracts whereby it assembles and sales certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer and any financial or operational leverage we may have in a particular situation. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers. As of January 31, 2010, the average age of our accounts receivable was approximately 82 days.

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

In accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, we perform a review of our lease pool assets for potential impairment when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We typically review all major categories of assets (not each individual asset) in our consolidated lease pool with remaining net book value to ascertain whether or not we believe that a particular asset group will generate sufficient cash flow over their remaining life to recover the remaining carrying value of those assets. Assets that we believe will not generate cash flow sufficient to cover the remaining net book value are subject to impairment. We make our assessments based on customer demand, current market trends and market value of our equipment to determine if it will be able to recover its remaining net book value from future leasing or sales.

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

Under ASC 350, Intangibles-Goodwill and Other, we perform an impairment test on goodwill and other intangibles on an annual basis and at any time circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill and other intangible assets with their fair value. When the carrying value of the goodwill and other intangible assets exceeds its fair value, an impairment charge is recorded.

All of our goodwill and other intangible assets relate to our Seamap segment, accordingly, we estimate fair value based upon estimated discounted cash flows of that segment. In performing the analysis of discounted cash flows, we projected cash flow from the Seamap segment for the next four fiscal years. To determine the value of cash flows beyond the fourth year, we applied a terminal value which is expressed as a multiple of the fourth year’s cash flow. These cash flow streams are then discounted using our estimated cost of capital. The key variables utilized in this analysis are (i) the level of projected cash flows, including the growth rate for the cash flows, (ii) the terminal value applied to the estimated cash flows and (iii) our cost of capital. The sensitivity of the estimated fair value to changes in these assumptions is indicated in the following table:

Variable	Decrease in Fair Value

10% decrease in projected annual cash flow	$2.7 million
33% decrease in terminal value applied to the estimated fourth year cash flow	$2.9 million
100 basis point increase in cost of capital	$710,000

These changes in assumptions, individually and in the aggregate, would not have altered our conclusion that there was no impairment of our goodwill and other intangible assets as of January 31, 2010.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

Under ASC 740, Income Taxes (“ASC 740”), an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

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

Based on our evaluation of the evidence, as of January 31, 2010 and 2009 we did not provided a valuation allowance against our deferred tax assets.

The evaluation of a tax position in accordance with ASC 740 is a two-step process. In the first step, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. In the second step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The evaluation of tax positions and the measurement of the related benefit require significant judgment on the part of management.

We adopted provisions of the authoritative guidance included in ACS 740 effective February 1, 2007. As a result of the adoption we recorded a reduction in our deferred tax assets in the amount of approximately

$3.4 million, recognized a liability for unrecognized tax benefits of approximately $1.2 million and decreased the February 1, 2007 balance in retained earnings by approximately $4.6 million. (See Note 11 to our consolidated financial statements.)

Stock-Based Compensation

Effective February 1, 2006, we adopted the provisions of authoritative guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”), using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with authoritative guidance in effect prior to February of 2006, and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of authoritative guidance included in ASC 718.

Determining the grant date fair value under both ASC 718 and prior authoritative guidance requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2010, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.2 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $320,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 66% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During the year ended January 31, 2010, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized an increase of approximately $6.0 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling and the Australian dollar.

Interest Rate Risk

As of January 31, 2010 there was approximately $15.4 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate which was 3.5% as of January 31, 2010. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $154,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Do to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2010 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that, as of January 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

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

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

3.1		Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1
3.2		Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2
4.1		Loan Agreement, dated September 24, 2008, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.	000-25142	10.1
4.2		First Amendment to Loan Agreement, dated March 24, 2010, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K, filed with the SEC on March 26, 2010	00-25142	10.1
10	.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4
10	.2*	Mitcham Industries, Inc. 1994 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.3
10	.3*	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.4
10	.4*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A
10	.5*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.6*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A
10	.7*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2009.	000-25142	10.1
10	.8*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10	.9*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10	.10*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10	.11*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10	.12*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10	.13*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10	.14*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5
10	.15*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10	.16*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.17*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10	.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.19
10.19		Exclusive Lease Agreement, dated September 4, 2009, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2009.	000-25142	10.2
10	.20†	Stock Purchase Agreement by and among Mitcham Canada Ltd, as Buyer, and Brett Cameron, Teresa Marshall, Steve and Ann Matthews, as Sellers, dated as of February 19, 2010
10.21		Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.25
10.22		Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 24, 2007.	000-21542	10.1
10.23		Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 24, 2007.	000-21542	10.2
21.1		Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the SEC on May 10, 2006.	000-25142	21
23	.1†	Consent of Hein & Associates LLP
31	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31	.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

32	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32	.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of April 2010.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President , Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2010

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 9, 2010

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board	April 9, 2010

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 9, 2010

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 9, 2010

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 9, 2010

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries at January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Mitcham Industries, Inc.’s internal control over financial reporting as of January 31, 2010 included in Item 9A of Part II in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 and, accordingly, we do not express an opinion thereon.

Hein & Associates LLP

Houston, Texas
April 9, 2010

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,130	$5,063
Restricted cash	605	969
Accounts receivable, net of allowance for doubtful accounts of $2,420 and $2,300 at January 31, 2010 and 2009, respectively	15,444	12,415
Current portion of contracts receivable	2,073	836
Inventories, net	5,199	3,772
Cost and estimated profit in excess of billings on uncompleted contract	398	1,787
Income taxes receivable	1,438	1,000
Deferred tax asset	1,400	1,682
Prepaid expenses and other current assets	1,986	1,535

Total current assets	34,673	29,059
Seismic equipment lease pool and property and equipment, net	66,482	64,251
Intangible assets, net	2,678	2,744
Goodwill	4,320	4,320
Prepaid foreign income tax	2,574	—
Deferred tax asset	88	—
Long-term portion of contracts receivable, net of valuation allowance of $1,487 and $897 at January 31, 2010 and 2009, respectively	4,533	3,806
Other assets	49	47

Total assets	$115,397	$104,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,489	$13,561
Foreign income taxes payable	1,345	—
Deferred revenue	854	424
Accrued expenses and other current liabilities	2,761	3,877

Total current liabilities	11,449	17,862
Non-current income taxes payable	3,258	3,260
Deferred tax liability	—	32
Long-term debt	15,735	5,950

Total liabilities	30,442	27,104
Commitments and contingencies (Note 12 and 16)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,737 and 10,725 shares issued at January 31, 2010 and January 31, 2009, respectively	107	107
Additional paid-in capital	75,746	74,396
Treasury stock, at cost (925 and 922 shares at January 31, 2010 and 2009, respectively)	(4,843)	(4,826)
Retained earnings	10,247	9,727
Accumulated other comprehensive income (loss)	3,698	(2,281)

Total shareholders’ equity	84,955	77,123

Total liabilities and shareholders’ equity	$115,397	$104,227

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Equipment leasing	$27,702	$37,747	$34,364
Lease pool equipment sales	3,321	2,985	3,488
Seamap equipment sales	20,567	16,909	24,720
Other equipment sales	3,582	9,171	13,849

Total revenues	55,172	66,812	76,421

Cost of sales:
Direct costs — equipment leasing	3,760	2,041	1,846
Direct costs — lease pool depreciation	17,712	15,031	10,403
Cost of lease pool equipment sales	2,566	1,487	1,019
Cost of Seamap and other equipment sales	13,009	15,609	27,347

Total cost of sales	37,047	34,168	40,615

Gross profit	18,125	32,644	35,806

Operating expenses:
General and administrative	14,977	17,497	17,425
Provision for doubtful accounts	1,378	2,897	460
Gain from insurance settlement	—	(580)	—
Depreciation and amortization	899	1,352	1,476

Total operating expenses	17,254	21,166	19,361

Operating income	871	11,478	16,445
Other income (expense):
Interest income	214	631	687
Interest expense	(629)	(281)	(208)
Other, net	183	327	3

Total other income (expense)	(232)	677	482

Income before income taxes	639	12,155	16,927
Provision for income taxes	119	3,090	5,488

Net income	$520	$9,065	$11,439

Net income per common share:
Basic	$0.05	$0.93	$1.18

Diluted	$0.05	$0.89	$1.11

Shares used in computing income per common share:
Basic	9,799	9,768	9,698

Diluted	9,963	10,205	10,282

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended January 31, 2008, 2009 and 2010
						Accumulated
						Other
			Additional		Retained	Comprehensive
	Common Stock		Paid-In	Treasury	(Deficit)	Income
	Shares	Amount	Capital	Stock	Earnings	(Loss)	Total
	(In thousands)

Balances, January 31, 2007	10,601	$106	$67,385	$(4,781)	$(6,142)	$2,938	$59,506
Adjustment to retained earnings to unrecognize tax benefits attributable to uncertain tax positions	—	—	—	—	(4,635)	—	(4,635)
Comprehensive income, net of tax:
Net income	—	—	—	—	11,439	—	11,439
Foreign currency translation	—	—	—	—	—	4,937	4,937

Comprehensive income							16,376

Issuance of common stock upon exercise of options	65	1	281	—	—	—	282
Issuance of common stock upon exercise of warrants	23	—	98				98
Restricted stock issued	19	—	274	—	—	—	274
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(24)	—	—	(24)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	1,912	—	—	—	1,912
Stock-based compensation	—	—	1,979	—	—	—	1,979

Balances, January 31, 2008	10,708	107	71,929	(4,805)	662	7,875	75,768
Comprehensive income, net of tax:
Net income	—	—	—	—	9,065	—	9,065
Foreign currency translation	—	—	—	—	—	(10,156)	(10,156)

Comprehensive income							(1,091)

Issuance of common stock upon exercise of options	19	—	161	—	—	—	161
Restricted stock cancelled	(2)	—	—	—	—	—	—
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(21)	—	—	(21)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	121	—	—	—	121
Stock-based compensation	—	—	2,185	—	—	—	2,185

Balances, January 31, 2009	10,725	107	74,396	(4,826)	9,727	(2,281)	77,123
Comprehensive income, net of tax:
Net income	—	—	—	—	520	—	520
Foreign currency translation	—	—	—	—	—	5,979	5,979

Comprehensive income							6,499

Restricted stock issued	12	—	250	—	—	—	250
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(17)	—	—	(17)
Stock-based compensation in excess of tax benefit	—	—	(346)	—	—	—	(346)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	45	—	—	—	45
Stock-based compensation	—	—	1,401	—	—	—	1,401

Balances, January 31, 2010	10,737	$107	$75,746	$(4,843)	$10,247	$3,698	$84,955

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$520	$9,065	$11,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,740	16,531	11,879
Stock-based compensation	1,401	2,185	2,253
Provision for doubtful accounts	1,378	2,897	460
Provision for inventory obsolescence	(48)	357	348
Gross profit from sale of lease pool equipment	(755)	(1,498)	(2,469)
Gain on insurance settlement	—	(580)	—
Excess tax benefit from exercise of non-qualified stock options	(45)	(121)	(1,912)
Provision for deferred income taxes	(120)	1,197	1,103
Non-current income taxes payable	270	(684)	406
Changes in:
Trade accounts and contracts receivable	(4,995)	(1,310)	(4,454)
Inventories	(754)	1,282	847
Income taxes payable and receivable	715	(2,289)	2,924
Contract revenues in excess of billings	1,704	(1,787)	—
Prepaid foreign income tax	(2,620)	—	—
Accounts payable, accrued expenses and other current liabilities	(836)	(7,289)	7,627
Prepaids and other, net	(470)	(338)	553

Net cash provided by operating activities	14,085	17,618	31,004

Cash flows from investing activities:
Sales from used lease pool equipment	3,321	2,985	3,488
Acquisition of subsidiaries	—	—	(3,784)
Proceeds from insurance settlement	—	1,680	—
Purchases of seismic equipment held for lease	(26,684)	(31,535)	(29,967)
Purchases of property and equipment	(502)	(876)	(886)

Net cash used in investing activities	(23,865)	(27,746)	(31,149)

Cash flows from financing activities:
Net proceeds from revolving line of credit	9,400	5,950	—
Proceeds from equipment notes	414	—	—
Payments on borrowings	—	(1,500)	(1,500)
Redemption (purchase) of short-term investment	744	(1,413)	—
Proceeds from issuance of common stock upon exercise of options and warrants, net of shares surrendered during exercises	(17)	140	356
Excess tax benefit from exercise of non-qualified stock options	45	121	1,912

Net cash provided by financing activities	10,586	3,298	768
Effect of changes in foreign exchange rates on cash and cash equivalents	261	(1,991)	679

Net increase (decrease) in cash and cash equivalents	1,067	(8,821)	1,302
Cash and cash equivalents, beginning of year	5,063	13,884	12,582

Cash and cash equivalents, end of year	$6,130	$5,063	$13,884

The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization — Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, Ltd. (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”) and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition of Leasing Arrangements — The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2010 and 2009 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

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

Revenue Recognition of Long-term Projects — From time to time, SAP enters into contracts whereby it assembles and sells certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method, based on estimated physical completion.

Contracts receivable — In connection with the sale of seismic equipment, the Company will from time to time accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years and are collateralized by a security interest in the equipment sold. Interest income on contracts receivable is recognized when accrued, unless there is a question as to collectability in which case it is recognized when received.

Allowance for doubtful accounts — Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and contracts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected, based on age of the receivable, payment history of the customer, general financial condition of the customer and any financial or operational leverage the Company may have in a particular situation. Amounts are written-off when collection is deemed unlikely. Past due amounts are determined based on contractual terms.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

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

Seismic Equipment Lease Pool — Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on its books. The cost and accumulated depreciation of fully depreciated assets that are not expected to generate future revenues are removed from the Company’s books.

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

Impairment — The Company applies ASC 360-10, Impairment or Disposal of Long-Lived Assets (“ASC 360-10”), to its long-lived assets, including its amortizable intangible assets.  ASC 360-10 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company, under guidance of ASC 350, Intangibles-Goodwill and Other, performs an impairment test on goodwill on an annual basis. No impairment charges related to long-lived assets or goodwill were recorded during fiscal 2010, 2009 or 2008.

Product Warranties — Seamap provides its customers warranty against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the year ended January 31, 2010 warranty expense amounted to approximately $281,000. Such claims were not material during the years ended January 31, 2009 and 2008.

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

Under ASC 740 Income Taxes (“ASC 740”), an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion of, or all of, the deferred tax asset. Among the more significant types of evidence considered are:

•	taxable income projections in future years;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

Effective February 1, 2007, the Company adopted certain provisions of ASC 740 requiring that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying these provisions was $4,635,000 and was recorded as an adjustment to the February 1, 2007 balance of retained earnings. See Note 11 for further discussion.

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

Foreign Currency Translation — All balance sheet accounts of the Canadian, Australian, Singaporean, United Kingdom and Russian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statement of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Stock-Based Compensation — Effective February 1, 2006, the Company adopted the provisions of authoritative guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the fiscal year ended January 31, 2010, 2009 and 2008 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with authoritative guidance in effect prior to February of 2006, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of authoritative guidance included in ASC 718.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share — Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2010, 2009 and 2008, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2010	2009	2008
	(In thousands)

Stock options	155	414	554
Restricted stock	6	14	23
Phantom stock	3	9	—
Warrants	—	—	7

Total dilutive shares	164	437	584

Anti-dilutive weighted shares of potential common stock of 1,019,000, 615,000 and 222,000 for the fiscal years ended January 31, 2010, 2009 and 2008, respectively, have been excluded from the effect of dilutive shares.

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

ASC 805 Business Combinations (“ASC 805”) includes authoritative guidance requiring assets and liabilities recorded in a business combination to be recorded at fair value and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application was not permitted before that date. This guidance replaces the cost-allocation process used to record business combinations under prior guidance. In addition, ASC 805 requires separate recognition of acquisition costs and of contractual contingencies at fair value as of the acquisition date. Further, the guidance requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. This guidance will change the accounting treatment for any business combination undertaken by the Company after February 1, 2009.

In the second quarter of 2009, the Company adopted guidance included in ASC 855 Subsequent Events (“ASC 855”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The application of ASC 855 had no impact on the Company’s consolidated financial statements.

3.	Restricted Cash

In connection with certain contracts, SAP has pledged approximately $605,000 in short-term time deposits as of January 31, 2010 to secure performance obligations under those contracts. The amount of security will be released as the contract obligations are performed over the remaining term of the contact, which is estimated to be three to six months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying consolidated statements of cash flows.

4.	Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the years ended January 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years Ended January 31,
	2010	2009	2008

Interest paid	$627	$306	$233
Income taxes paid, net	3,209	4,574	968
Seismic equipment purchases included in accounts payable at year-end	4,879	11,964	8,566
Stock issued for accrued compensation	250	—	—

5.	Inventories

Inventories, stated at the lower of average cost (which approximates first-in, first-out) or market, consisted of the following (in thousands):

	As of January 31,
	2010	2009

Raw materials	$2,695	$2,309
Finished goods	2,171	1,593
Work in progress	1,016	834

Cost of inventories	5,882	4,736
Less allowance for obsolescence	(683)	(964)

Net inventories	$5,199	$3,772

6.	Contracts Receivable

Contracts receivable consisted of $6,606,000, due from five customers as of January 31, 2010 and $4,642,000 due from three customers as of January 31, 2009. Long-term contracts receivable, at January 31, 2010 and 2009 includes approximately $3,217,000 and $3,806,000, respectively, related to a contract receivable from a customer that has defaulted on this contract. The Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to procure the equipment. The Company expects to place the equipment recovered in its lease pool of equipment and accordingly has classified this amount as a non-current asset. The

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

balance of contracts receivable at January 31, 2010 and 2009 consists of contracts bearing interest at an average of approximately 12% and with remaining repayment terms from 4 to 29 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

7.	Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2010	2009

Recording channels	$81,507	$74,630
Other peripheral equipment	70,414	52,437

Cost of seismic equipment lease pool	151,921	127,067

Land and buildings	366	366
Furniture and fixtures	6,305	5,380
Autos and trucks	526	469

Cost of property and equipment	7,197	6,215

Cost of seismic equipment lease pool and property and equipment	159,118	133,282
Less accumulated depreciation	(92,636)	(69,031)

Net book value of seismic equipment lease pool and property and equipment	$66,482	$64,251

	As of January 31,
	2010	2009

Location of seismic equipment lease pool and property and equipment (in thousands):
United States	$40,448	$45,942
South America	10,052	—
Canada	7,056	13,857
Australia	4,360	1,626
Russia	3,906	1,920
Singapore	433	543
United Kingdom	227	363

Net book value of seismic equipment lease pool and property and equipment	$66,482	$64,251

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Goodwill and Other Intangible Assets

		As of January 31,
	Weighted	2010			2009
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life at 1/31/10	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Goodwill		$4,320			$4,320

Proprietary rights	10.4	$3,516	$(838)	$2,678	$3,313	$(569)	$2,744
Covenants not-to-compete	—	1,000	(1,000)	—	1,000	(1,000)	—

Amortizable intangible assets		$4,516	$(1,838)	$2,678	$4,313	$(1,569)	$2,744

In December 2007, the Company acquired all intellectual proprietary rights related to the source controller software utilized in the Seamap GunLink product line from Tanglesolve Instrumentation Ltd. (Tanglesolve) for £1,400,000 (approximately $2,784,000). This software had been developed by Tanglesolve under a cooperation agreement with Seamap. The acquired proprietary rights were assigned a life of 12.5 years, which equates to the remaining life of the GunLink design, as the software is an integral part of the design.

Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $253,000, $410,000 and $471,000 for the years ended January 31, 2010, 2009 and 2008, respectively. As of January 31, 2010, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31,:
2011	$253
2012	253
2013	253
2014	253
2015	253
Thereafter	1,413

Total	$2,678

As of January 31, 2010, the Company had goodwill of $4,320,000. No impairment has been recorded against the goodwill account.

9.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	As of January 31,
	2010	2009

Revolving line of credit	$15,350	$5,950
SAP equipment notes	478	—

	15,828	5,950
Less current portion	(93)	—

Long-term debt	$15,735	$5,950

On September 24, 2008, the Company entered into a new credit agreement with First Victoria Bank (the “Bank”) which replaced the Company’s existing $12,500,000 agreement with the Bank. The new credit agreement

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

provides for borrowings of up to $25,000,000 on a revolving basis through September 24, 2010. In March 2010, the agreement was amended to extend the maturity date to April 30, 2011. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at prime, which was 3.25% at January 31, 2010. Up to $5,000,000 of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, expect for borrowings related to the credit agreement.

During the year ended January 31, 2010, SAP entered into two notes payable to finance the purchase of certain equipment. The notes, which are secured by the equipment purchased, bear interest at 7.4% and 7.9% and are due through July 2014 and February 2011, respectively.

In connection with the Seamap acquisition in July 2005, the Company issued $3,000,000 in promissory notes payable to the former shareholders of Seamap. A partial principal payment of $637,000 was made in February 2008 and the remaining principal payment of $863,000 was made in July 2008.

10.	Shareholders’ Equity

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2010 and 2009. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 10,737,000 and 10,725,000 are issued as of January 31, 2010 and 2009, respectively.

During the years ended January 31, 2010, 2009 and 2008, approximately 2,000, 1,000 and 2,000 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $7.40, $13.75 and $16.36, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

	Years Ended January 31,
	2010	2009	2008
	(In thousands)

Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$(3,342)	$3,574	$6,297
Foreign	3,981	8,581	10,630

Total	$639	$12,155	$16,927

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$(821)	$(70)	$3,181
Foreign	1,060	1,963	1,204

	239	1,893	4,385
Deferred:
Domestic	74	469	(898)
Foreign	(194)	728	2,001

	(120)	1,197	1,103

Income tax expense	$119	$3,090	$5,488

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2010	2009	2008
	(In thousands)

Federal income tax expense at 34%	$217	$4,133	$5,755
Decrease in foreign effective tax rate	69	213	26
Foreign exchange gain	—	—	76
Permanent differences	(14)	245	42
Foreign effective tax rate differential	(565)	(785)	(567)
Recognition of tax benefits upon resolution of uncertain tax positions	—	(1,083)	—
Potential tax, penalties and interest resulting from uncertain tax positions	270	399	406
Undistributed earnings of foreign affiliates	174	—	—
Other	(32)	(32)	(250)

	$119	$3,090	$5,488

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes consisted of the following as of:

	As of January 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating losses	$1,407	$1,076
Tax credit carry forwards	2,521	2,371
Stock option book expense	2,235	2,018
Allowance for doubtful accounts	1,214	985
Allowance for inventory obsolescence	210	199
Accruals not yet deductible for tax purposes	347	471
Other	325	27

Gross deferred tax assets	8,259	7,147
Valuation allowance	—	—

Deferred tax assets	8,259	7,147
Deferred tax liabilities:
Undistributed earnings of controlled foreign corporations not permanently reinvested	(2,944)	(2,587)
Fixed assets	(1,708)	(1,241)
Non-deductible intangible assets	(379)	(374)
Other	(371)	(198)

Deferred tax liabilities	(5,402)	(4,400)
Effect of uncertain tax positions	(1,369)	(1,097)

Total deferred tax assets, net	$1,488	$1,650

During the year ended January 31, 2010, certain stock based compensation agreements were settled or expired such that the book expense related to these agreements exceeded the tax deduction received by the Company. Accordingly, the deferred tax asset related to these items was reduced by approximately $346,000, which reduced additional paid-in capital.

As of January 31, 2010, the Company had a domestic net operating loss of approximately $3,670,000 which it intends to carry back to the year ended January 31, 2008, resulting in an income tax receivable of $1,248,000.

The Company had Canadian net operating loss carry forwards of approximately $4,909,000 (Canadian $5,228,000) as of January 31, 2010. The Canadian net operating losses will begin to expire in 2011.

The Company had Australian foreign tax withholding credit carry forwards of approximately $40,000 (Australian $46,000) as of January 31, 2010. The Australian foreign tax withholding credits will begin to expire in 2011. The Company also recorded a deferred tax asset for potential foreign tax credits associated with undistributed earnings of controlled foreign corporations not permanently reinvested of approximately $2,104,000.

The Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $7,400,000 have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

protest with the CRA and the Province of Alberta. In connection with this protest the Company was required to make a prepayment of approximately $2,600,000 against the assessment.

As of January 31, 2010 and 2009, the Company had unrecognized tax benefits amounting to approximately $4,627,000 and $4,357,000, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of $1,300,000 and $1,562,000 as of January 31, 2010 and January 31, 2009, respectively. Included in income tax expense for the year ended January 31, 2010 is a benefit of $262,000 from the reduction in the estimated penalties and interest attributable to uncertain tax positions. Included in income tax expense for the year ended January 31, 2009 is a benefit of $1,083,000 resulting from the resolution of uncertain tax positions and expense of $399,000 related to potential penalties and interest. Income tax expense for the year ended January 31, 2008 includes $406,000 attributable to uncertain tax positions, including $390,000 of potential penalties and interest.

The Company does not believe that it is reasonably possible that any material amounts of uncertain tax positions will be resolved within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2010	2009	2008
	(In thousands)

Unrecognized tax benefits as beginning of period	$(2,795)	$(3,878)	$(3,862)
Increases as a result of tax positions taken in prior years	(532)	—	(16)
Increases as a result of tax positions taken in current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	1,083	—

Unrecognized tax benefits as of end of period	$(3,327)	$(2,795)	$(3,878)

Recognition of the unrecognized tax benefits of $3,327,000 would have an effect on the effective tax rate.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s tax returns may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal years ended January 31, 2007 through 2009. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2005 through 2009.

12.	Commitments and Contingencies

Purchase Obligations — At January 31, 2010, the Company had approximately $3,984,000 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2010.

13.	Stock Option Plans

Effective February 1, 2006, the Company adopted the provisions of authoritative guidance included in ASC 718 using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with the authoritative guidance in effect prior to February 1, 2006, and (b) compensation expense for all stock-based

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

At January 31, 2010, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the years ended January 31, 2010, 2009 and 2008, was approximately $1,401,000, $2,185,000 and $2,253,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the years ended January 31, 2010, 2009 and 2008 was $4.80, $16.41 and $9.79, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2010	2009	2008

Risk free interest rate	2.21 - 2.36%	3.19%	2.9 - 4.9%
Expected life	2.9 - 5.5 yrs	3.4 - 5.4 yrs	3.4 - 5.9 yrs
Expected volatility	60 - 61%	50%	53 - 58%
Expected dividend yield	0.0%	0.0%	0.0%

ASC 718 requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in-flows and operating out-flows. The Company had excess tax benefits of approximately $45,000, $121,000 and $1,912,000 during the years ended January 31, 2010, 2009 and 2008, respectively.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2010, there were approximately 445,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended January 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term (In Years)	(In Thousands)

Outstanding, January 31, 2009	1,489	$10.26
Granted	270	4.80
Exercised	—	—
Forfeited	(162)	18.88
Expired	(71)	3.56

Outstanding, January 31, 2010	1,526	$8.69	5.89	$2,494

Exercisable at January 31, 2010	1,112	$8.63	4.73	$1,804
Vested and expected to vest at January 31, 2010	1,511	$8.73	5.84	$2,455

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2010. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended January 31, 2009 and 2008 was $163,000 and $1,064,000, respectively. The fair value of options that vested during the years ended January 31, 2010, 2009 and 2008 was approximately $1,981,000, $1,631,000 and $1,017,000, respectively. For the year ended January 31, 2010, approximately 228,000 options vested.

As of January 31, 2010, there was approximately $826,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.2 years.

During the year ended January 31, 2010 no cash was received from the exercise of options.

Restricted stock and phantom awards as of January 31, 2010 and changes during the year ended January 31, 2010 were as follows:

Year Ended January 31, 2010
Number of
	Shares	Weighted Average
	(In Thousands)	Grant Date Fair Value

Unvested, beginning of period	33	$17.47
Granted	—	—
Vested	(33)	17.47
Canceled	—	—

Unvested, end of period	—	—

As of January 31, 2010, there was no unrecognized stock-based compensation expense related to unvested restricted stock awards.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Segment Reporting

The following information is disclosed as required by ASC 280, Segment Reporting.

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2010			As of January 31, 2009			As of January 31, 2008
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Fixed assets, net	$66,214	$661	$66,482	$63,888	$905	$64,251	$52,560	$1,209	$53,179
Intangible assets, net	—	2,678	2,678	—	2,744	2,744	—	3,692	3,692
Goodwill	—	4,320	4,320	—	4,320	4,320	—	4,358	4,358

	For the Years Ended
	January 31, 2010			January 31, 2009			January 31, 2008
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Revenues	$34,605	$20,993	$55,172	$49,903	$17,346	$66,812	$51,701	$25,383	$76,421
Interest income (expense), net	(418)	3	(415)	325	25	350	720	(235)	479
Income (loss) before taxes	(4,293)	5,832	639	9,452	226	12,155	15,422	1,562	16,927
Capital expenditures	27,130	56	27,186	31,818	593	32,411	31,013	407	30,853
Depreciation and amortization expense	18,013	727	18,740	15,402	1,129	16,531	10,948	1,075	11,879

Approximately $426,000, $437,000 and $663,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years 2010, 2009 and 2008, respectively. Consolidated income before taxes reflect the elimination of profit (loss) from intercompany sales of $(19,000), $158,000 and $57,000 for the fiscal years 2010, 2009 and 2008, respectively. Capital expenditures and fixed assets are reduced by approximately $37,000, $117,000 and $567,000 for the fiscal years 2010, 2009 and 2008, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Data (Unaudited)

		Quarters Ended:
	Fiscal Year	April 30	July 31	October 31	January 31

Net revenues:	2010	$10,605	$12,677	$14,530	$17,360
	2009	$18,534	$17,495	$14,548	$16,235

Gross profit:	2010	3,772	3,332	6,165	4,856
	2009	11,628	7,114	7,260	6,642

Income before income taxes:	2010	46	(1,438)	1,414	617
	2009	6,513	2,546	2,721	375

Incomes taxes (benefit):	2010	126	(428)	388	33
	2009	2,235	921	(20)	(46)

Net income (loss):	2010	(80)	(1,010)	1,026	584
	2009	4,278	1,625	2,741	421

Income per common share — basic:	2010	$(0.01)	$(0.10)	$0.10	$0.06
	2009	$0.44	$0.17	$0.28	$0.04

Income per common share — diluted:	2010	$(0.01)	$(0.10)	$0.10	$0.06
	2009	$0.41	$0.16	$0.27	$0.04

16.	Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2010 and 2009 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $714,000, $462,000 and $749,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the years ended January 31, 2010, 2009 and 2008 was approximately $862,000, $762,000 and $731,000, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending:

2011	$634
2012	$882
2013	$618
2014	$452
2015	$134
Thereafter	$34

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Concentrations

Credit Risk — As of January 31, 2010 and 2009, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $5,091,000 from two customers and $2,186,000 from one customer, respectively.

The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $6,000,000 at January 31, 2010 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

18.	Subsequent Events

The Company has evaluated subsequent events through the date the accompanying financial statements were issued. Except as noted below there are no subsequent events that require disclosure.

On March 1, 2010, MCL acquired all of the capital stock of Absolute Equipment Solutions, Inc. (“AES”) for a total purchase price of Cdn$4,000,000 (approximately U.S. $3,800,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition in order to expand the type of equipment available to its customers and to expand its markets. The consideration consisted of cash paid at closing in the amount of Cdn$2,200,000 (approximately U.S. $2,090,000), promissory notes in the amount of Cdn$1,500,000 (approximately U.S. $1,425,000) and deferred cash payments in the amount of Cdn$300,000. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to Cdn$750,000 should AES attain certain levels of revenues during the 24-months following the acquisition, as specified in the agreement. The agreement also provides for a post closing working capital adjustment to the extent that working capital as of the closing date is less than, or greater than Cdn$150,000.

As of April 9, 2010, the Company is in the process of finalizing the valuations necessary to complete the accounting for this transaction. Therefore, the Company has not completed the accounting for this transaction pursuant to ASC 805. Disclosures of the following information are not practicable because they require the determination of the fair value of the assets acquired, liabilities assumed and agreed upon contingent consideration:

•	Amount of contingent consideration to be recognized,

•	Amount to be recognized related to contingencies,

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	Amount of gain, if any, to be recognized,

•	Amount to be recognized for each major class of asset acquired and liability assumed,

•	Amount of goodwill, if any, to be recognized, and

•	Supplemental pro forma financial information.

It is anticipated that any goodwill recognized will not be deductable for tax purposes in Canada.

19.	Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2010	2009	2008

Canada	$3,608	$6,498	$6,820
UK/Europe	14,358	20,502	27,892
South America	4,545	3,313	4,153
Asia/South Pacific	12,447	10,778	9,431
Eurasia	1,637	6,156	10,180
Other	3,393	4,715	4,119

Total	$39,988	$51,962	$62,595

During the year ended January 31, 2010, three each customers exceeded 10% of total revenues. During each of the years ended January 31, 2009 and 2008, one customer exceeded 10% total revenues.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mitcham Industries, Inc.
Huntsville, Texas

Our audits of the consolidated financial statements referred to in our report dated April 9, 2010 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. (the “Company”) listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas
April 9, 2010

SCHEDULE II
MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Deductions		Balance at End
Description	Period	Expenses	Accounts		Describe		of Period
	(In thousands)

Allowance for doubtful accounts
January 31, 2010	$2,300	786	50	(a)	(716	)(b)	$2,420
January 31, 2009	$1,512	1,976	(43	)(a)	(1,145	)(b)	$2,300
January 31, 2008	$1,212	460	5	(a)	(165	)(b)	$1,512
Allowance for obsolete equipment and inventory
January 31, 2010	$1,204	372	133	(a)	(786	)(c)	$923
January 31, 2009	$1,044	360	(186	)(a)	(14	)(c)	$1,204
January 31, 2008	$553	448	59	(a)	(16	)(c)	$1,044

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.