Form 10-Q
period 2010-04-30
MITCHAM INDUSTRIES INC
filed 2010-06-09
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,828,294 shares of common stock, $0.01 par value, were outstanding as of June 4, 2010.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,432	$6,130
Restricted cash	683	605
Accounts receivable, net	16,062	15,444
Current portion of contracts receivable	1,397	2,073
Inventories, net	4,618	5,199
Cost and estimated profit in excess of billings on uncompleted contract	442	398
Income taxes receivable	1,363	1,438
Deferred tax asset	1,721	1,400
Prepaid expenses and other current assets	2,007	1,986

Total current assets	40,725	34,673
Seismic equipment lease pool and property and equipment, net	69,147	66,482
Intangible assets, net	5,767	2,678
Goodwill	4,320	4,320
Prepaid foreign income tax	2,898	2,574
Deferred tax asset	—	88
Long-term portion of contracts receivable	4,309	4,533
Other assets	140	49

Total assets	$127,306	$115,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,541	$6,489
Current maturities — long-term debt	741	93
Foreign income taxes payable	2,228	1,345
Deferred revenue	859	854
Accrued expenses and other current liabilities	4,512	2,668

Total current liabilities	13,881	11,449
Non-current income taxes payable	3,486	3,258
Deferred tax liability	844	—
Long-term debt, net of current maturities	19,591	15,735

Total liabilities	37,802	30,442
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,737 shares issued at April 30, 2010 and January 31, 2010	107	107
Additional paid-in capital	76,019	75,746
Treasury stock, at cost (925 shares at April 30, 2010 and January 31, 2010)	(4,843)	(4,843)
Retained earnings	12,641	10,247
Accumulated other comprehensive income	5,580	3,698

Total shareholders’ equity	89,504	84,955

Total liabilities and shareholders’ equity	$127,306	$115,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended April 30,
	2010	2009
Revenues:

Equipment leasing	$9,566	$6,326
Lease pool equipment sales	363	69
Seamap equipment sales	5,781	2,598
Other equipment sales	790	1,612

Total revenues	16,500	10,605

Cost of sales:

Direct costs — equipment leasing	744	528
Direct costs — lease pool depreciation	4,912	4,101
Cost of lease pool equipment sales	149	10
Cost of Seamap and other equipment sales	3,752	2,194

Total cost of sales	9,557	6,833

Gross profit	6,943	3,772

Operating expenses:
General and administrative	4,187	3,502
Depreciation and amortization	279	254

Total operating expenses	4,466	3,756

Operating income	2,477	16

Other income (expenses):
Gain from bargain purchase in business combination	1,304	—
Interest, net	(94)	(89)
Other, net	(502)	119

Total other income	708	30

Income before income taxes	3,185	46

Provision for income taxes	(791)	(126)

Net income (loss)	$2,394	$(80)

Net income (loss) per common share:

Basic	$0.24	$(0.01)

Diluted	$0.24	$(0.01)

Shares used in computing net income (loss) per common share:

Basic	9,808	9,784

Diluted	10,082	9,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,394	$(80)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,291	4,385
Stock-based compensation	273	416
Gain from bargain purchase in business combination	(1,304)	—
Provision for inventory obsolescence	52	(81)
Gross profit from sale of lease pool equipment	(214)	(59)
Excess tax benefit from exercise of non-qualified stock options	—	(7)
Deferred tax provision (benefit)	1,037	(176)
Changes in non-current income taxes payable	(189)	188
Changes in working capital items, net of effects from business combination:
Accounts receivable	190	555
Contracts receivable	909	—
Inventories	766	(2,029)
Prepaid expenses and other current assets	(63)	261
Income taxes receivable and payable	(282)	1,402
Costs incurred and estimated profit in excess of billings on uncompleted contract	(17)	1,066
Accounts payable, accrued expenses, other current liabilities and deferred revenue	946	(239)

Net cash provided by operating activities	9,789	5,602

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(4,651)	(6,485)
Purchases of property and equipment	(28)	(95)
Sale of used lease pool equipment	363	69
Acquisition of AES, net of cash acquired	(2,100)	—

Net cash used in investing activities	(6,416)	(6,511)

Cash flows from financing activities:
Net proceeds from line of credit	3,200	500
Payments on borrowings	(101)	—
Purchases of short-term investments	(47)	—
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered to pay taxes	—	(6)
Excess tax benefit from exercise of non-qualified stock options	—	7

Net cash provided by financing activities	3,052	501
Effect of changes in foreign exchange rates on cash and cash equivalents	(123)	101

Net change in cash and cash equivalents	6,302	(307)
Cash and cash equivalents, beginning of period	6,130	5,063

Cash and cash equivalents, end of period	$12,432	$4,756

Supplemental cash flow information:
Interest paid	$160	$119
Income taxes paid	$459	$219
Purchases of seismic equipment held for lease in accounts payable at end of period	$3,864	$181
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2010 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2010, the results of operations for the three months ended April 30, 2010 and 2009, and the cash flows for the three months ended April 30, 2010 and 2009, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2011.
2. Organization
     The Company was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiaries, Mitcham Canada, Ltd. (“MCL”) and Absolute Equipment Solutions, Inc. (“AES”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”) and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.
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
     In the second quarter of 2009, the Company adopted guidance included in ASC 855 Subsequent Events (“ASC 855”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The application of ASC 855 had no impact on the Company’s consolidated condensed financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were filed.
4. Acquisition
     On March 1, 2010, MCL acquired all of the capital stock of AES for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the market in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,090,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to Cdn $750,000 should AES attain certain levels of revenues during the 24-months following the acquisition, as specified in the agreement.
     The Company hired an outside consulting firm, The BVA Group L.L.C., to assess the fair value of the assets and liabilities acquired in the AES acquisition in accordance with ASC 805. The fair value of the contingent consideration was determined to be approximately Cdn $200,000. There were no amounts recognized related to other contingencies. The fair value of the assets and liabilities acquired exceeded the total value of consideration paid, resulting in a bargain purchase. Accordingly, a gain of $1,304,000 was recorded as of the date of acquisition and no goodwill resulted from the transaction. Management believes that the bargain purchase arose due to the recent decline in the oil and gas service industry and the limited market for seismic equipment businesses. The following is a summary of the amounts recognized for assets acquired and liabilities assumed at the date of acquisition (in thousands):

Working capital	$327
Seismic equipment lease pool	2,990
Deferred taxes	(1,086)
Intangible assets	3,154
     Revenue and net loss for AES were $287,000 and $(16,000) for the two months ended April 30, 2010. The operations of AES are included in our Equipment Leasing segment.
Pro Forma Results of Operations
     The following pro forma results of operations for the three months ended April 30, 2010 and 2009 assumes the acquisition of AES occurred as of the beginning of those periods and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Three Months Ended April 30,
(In thousands except per share amounts)	2010	2009
Revenues	$16,661	$11,033
Net income (loss)	$2,301	$(116)
Earnings per share:
Basic	$0.23	$(0.01)
Diluted	$0.23	$(0.01)

5. Restricted Cash
     In connection with certain contracts, SAP has pledged approximately $683,000 in short-term time deposits as of April 30, 2010 to secure performance obligations under those contracts. The amount of security will be released as the contract obligations are performed over the remaining term of the contact, which is estimated to be three to six months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.
6. Balance Sheet

	April 30,	January 31,
	2010	2010
	(in thousands)
Accounts receivable:
Accounts receivable	$18,263	$17,864
Allowance for doubtful accounts	(2,201)	(2,420)

Total accounts receivable, net	$16,062	$15,444

Contracts receivable:
Contracts receivable	$5,706	$6,606
Less current portion of contracts receivable	(1,397)	(2,073)

Long-term portion of contracts receivable	$4,309	$4,533

          Contracts receivable consisted of $5,706,000, due from four customers as of April 30, 2010 and $6,606,000 due from five customers as of January 31, 2010. Long-term contracts receivable, at April 30, 2010 and January 31, 2010, includes approximately $3,217,000 related to a contract receivable from a customer that has defaulted on this contract. The Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to repossess the equipment. The Company expects to place the equipment recovered in its lease pool of equipment and accordingly has classified this amount as a non-current asset. The balance of contracts receivable at April 30, 2010 and January 31, 2010 consists of contracts bearing interest at an average of approximately 8% per year and with remaining repayment terms from 3 to 26 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	April 30,	January 31,
	2010	2010
	(in thousands)
Inventories:

Raw materials	$2,181	$2,695
Finished goods	1,948	2,171
Work in progress	1,148	1,016

	5,277	5,882
Less allowance for obsolescence	(659)	(683)

Total inventories, net	$4,618	$5,199

	April 30,	January 31,
	2010	2010
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$160,677	$151,921
Land and buildings	366	366
Furniture and fixtures	6,390	6,305
Autos and trucks	535	526

	167,968	159,118
Accumulated depreciation and amortization	(98,821)	(92,636)

Total seismic equipment lease pool and property and equipment, net	$69,147	$66,482

7. Goodwill and Other Intangible Assets

	Weighted	April 30, 2010			January 31, 2010
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	4/30/10	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in thousands)			(in thousands)

Goodwill		$4,320			$4,320

Proprietary rights	10.2	$3,443	$(893)	$2,550	$3,516	$(838)	$2,678
Customer relationships	7.8	2,374	(49)	2,325	—	—	—
Patents	7.8	716	(15)	701	—	—	—
Trade name	7.8	195	(4)	191	—	—	—

Amortizable intangible assets		$6,728	$(961)	$5,767	$3,516	$(838)	$2,678

     As of April 30, 2010, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $131,000 and $60,000 for the three months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2011	$493
2012	658
2013	658
2014	658
2015	658
2016 and thereafter	2,642

Total	$5,767

8. Long-Term Debt and Notes Payable
     Long-term debt and notes payable consist of the following (in thousands):

	April 30, 2010	January 31, 2010
Revolving line of credit	$18,550	$15,350
MCL notes	1,482	—
SAP equipment notes	300	478

	20,332	15,828
Less current portion	(741)	(93)

Long-term debt	$19,591	$15,735

     On September 24, 2008, the Company entered into a credit agreement with First Victoria Bank (the “Bank”) which provided for borrowings of up to $25,000,000 on a revolving basis through September 24, 2010. In March 2010, the agreement was amended to extend the maturity date to April 30, 2011. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.
     Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at prime, which was 3.25% at April 30, 2010. Up to $5,000,000 of the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, expect for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended April 30, 2010.
     In March of 2010, MCL entered into two promissory notes related to the purchase of AES (See footnote 4). The notes bear interest at 6.0% per year and are repayable in two equal installments on March 1, 2011 and 2012.
     During the year ended January 31, 2010, SAP entered into two notes payable to finance the purchase of certain equipment. The notes, which are secured by the equipment purchased, bear interest at 7.4% and 7.9% and are due through July 2014 and February 2011, respectively.
9. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States dollar exchange rates, which is recorded as follows:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)

Net income (loss)	$2,394	$(80)
Gain from foreign currency translation adjustment	1,882	1,495

Comprehensive income	$4,276	$1,415

     The gain from foreign currency translation adjustment for the three months ended April 30, 2010 resulted primarily from the increase in the value of the Canadian dollar versus the United States dollar.

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
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2007. The Internal Revenue Service (“IRS”) has not commenced an examination of any of the Company’s U.S. federal income tax returns.
     The Company is subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Australia, Canada, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $7,400,000 have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest the Company has been required to make a prepayment of approximately $2,900,000 against the assessment.
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
11. Earnings (Loss) per Share
     Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings (loss) per share calculation for the three months ended April 30, 2010 and 2009:

	Three Months
	Ended April 30,
	2010	2009
	(in thousands)

Basic weighted average common shares outstanding	9,808	9,784

Stock options	274	85
Unvested restricted stock	—	11
Phantom stock	—	12

Total weighted average common share equivalents	274	108

Diluted weighted average common shares outstanding	10,082	9,892

     For the three months ended April 30, 2009, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.
12. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2010 and 2009 was approximately $273,000 and $416,000, respectively. No grants of equity awards were made during the three months ended April 30, 2010.
13. Segment Reporting
     The Equipment Leasing segment offers new and “experienced” seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Bogota, Colombia; and Lima Peru.
     The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom and Singapore.
     Financial information by business segment is set forth below (net of any allocations):

	As of April 30,	As of January 31,
	2010	2010
	Total assets	Total assets
	(in thousands)

Equipment Leasing	$107,559	$95,671
Seamap	20,101	20,118
Eliminations	(354)	(392)

Consolidated	$127,306	$115,397

     Results for the three months ended April 30, 2010 and 2009 were as follows:

	Revenues		Operating income (loss)		Income before taxes
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)		(in thousands)

Equipment Leasing	$10,719	$8,007	$1,038	$(408)	$1,934	$(358)
Seamap	5,830	2,683	1,399	371	1,147	351
Eliminations	(49)	(85)	40	53	104	53

Consolidated	16,500	$10,605	$2,477	$16	$3,185	$46

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
     Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. This information includes, without limitation, statements concerning:
•	our future financial position and results of operations;

•	international and economic instability;

•	planned capital expenditures;

•	our business strategy and other plans for future operations;

•	the future mix of revenues and business;

•	our relationship with suppliers;

•	our ability to retain customers;

•	our liquidity and access to capital;

•	the effect of seasonality on our business;

•	future demand for our services; and

•	general conditions in the energy industry and seismic service industry.
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	the effect of fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	seasonal fluctuations that can adversely affect our business;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	risks associated with our manufacturing operations; and

•	risks associated with our foreign operations, including foreign currency exchange risk.
     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“2010 Form 10-K”), (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

     Overview
     We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. Our Equipment Leasing segment includes the operations of our Mitcham Canada, Ltd. (“MCL”), Absolute Equipment Solutions, Inc. (“AES”), Seismic Asia Pacific Pty. Ltd. (“SAP”), and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. We acquired Seamap in July 2005. Seamap operates from its locations near Bristol, United Kingdom and in Singapore. We acquired AES effective March 1, 2010. AES did not have a material effect on our results of operations for the three months ended April 30, 2010.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended
	April 31,
	2010	2009
	(in thousands)
Revenues:
Equipment Leasing	$10,719	$8,007
Seamap	5,830	2,683
Inter-segment sales	(49)	(85)

Total revenues	16,500	10,605

Cost of sales:
Equipment Leasing	6,434	5,862
Seamap	3,212	1,109
Inter-segment costs	(89)	(138)

Total cost of sales	9,557	6,833

Gross profit	6,943	3,772
Operating expenses:
General and administrative	4,187	3,502
Depreciation and amortization	279	254

Total operating expenses	4,466	3,756

Operating income	$2,477	$16

EBITDA (1)	$7,266	$4,520
Adjusted EBITDA (1)	$7,539	$4,936

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
Net income (loss)	$2,394	$(80)
Interest expense, net	94	89
Depreciation and amortization	5,291	4,385
Provision for income taxes	791	126
Gain from bargain purchase	(1,304)	—

EBITDA (1)	7,266	4,520
Stock-based compensation	273	416

Adjusted EBITDA (1)	$7,539	$4,936

(1)	EBITDA is defined as net income (loss) before (a) interest income, net of interest expense, (b) provision for (or benefit from) income taxes (c) depreciation, amortization and impairment and (d) the gain from bargain purchase. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. The majority of all active leases at April 30, 2010 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
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
     In recent months, there has been a recovery in global crude oil prices and, to a much lesser extent, North American natural gas prices. As a result of this, we have seen a increase in activity in areas such as Russia, Southeast Asia and South America. However, activity in North America has not recovered to the same degree. There are continued indications of improving business conditions in the seismic services industry, as indicated by increased bid activity. However, the magnitude and breadth of this recovery is uncertain.
     As a result of the recent accident and environmental disaster in the Gulf of Mexico, drilling and exploration activities in deepwater prospects in United States coastal waters have been suspended and the ban may be expanded to shallow water drilling. It is expected that this suspension will have a negative effect on seismic exploration programs in the affected areas, but the magnitude and duration of this impact is unknown. While we provide equipment to some marine seismic surveys in the Gulf of Mexico, we do not expect the impact of these actions to be material to us.
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
     During fiscal 2009 and 2008, we responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During fiscal 2009 and 2008, we added approximately $34.9 million and $26.0 million, respectively, of equipment to our lease pool. During fiscal 2010, we added approximately $19.6 million of new lease pool equipment, despite the decline in demand for equipment during this period. Although we did experience an overall decline in demand, there was an increase in demand for certain types of equipment, such as downhole seismic tools and three-component digital sensors. We responded to this demand by acquiring more of this equipment, as well as other equipment for which we had specific demand or anticipated demand in the near future. In the three months ended April 30, 2010, we added approximately $3.7 million of new lease pool equipment. We may acquire additional downhole, three-component digital sensors and other equipment in fiscal 2011; however, we do not currently expect our expenditures for lease pool equipment to reach the same level as in fiscal 2010.
     In the past few years, we have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. In the future we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.
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
     A significant portion of our revenues are generated from foreign sources. For the three months ended April 30, 2010 and 2009, revenues from international customers totaled approximately $14.7 million and $8.4 million, respectively. These amounts represent 89% and 79% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and

Singapore dollars, Russian rubles and British pounds sterling. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
     Results of Operations
     Revenues for the three-month periods ended April 30, 2010 and 2009 were approximately $16.5 million and $10.6 million, respectively. This increase was due to increased leasing revenues and higher Seamap sales. For the three months ended April 30, 2010, leasing revenues began to recover from the lower levels experienced in the prior year. For the three months ended April 30, 2010, we generated operating income of approximately $2.5 million as compared to approximately $16,000 for the three months ended April 30, 2009. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended
	April 30,
	2010	2009
	($ in thousands)
Revenue:
Equipment leasing	$9,566	$6,326
Lease pool equipment sales	363	69
New seismic equipment sales	61	9
SAP equipment sales	729	1,603

	10,719	8,007

Cost of sales:
Lease pool depreciation	4,952	4,101
Direct costs-equipment leasing	744	528
Cost of lease pool equipment sales	149	10
Cost of new seismic equipment sales	11	5
Cost of SAP equipment sales	578	1,218

	6,434	5,862

Gross profit	$4,285	$2,145

Gross profit %	40%	27%
     Equipment leasing revenues increased approximately 51% in the first quarter of fiscal 2011 from the first quarter of fiscal 2010. The increase resulted from increased demand in certain geographic regions, specifically Russia, Southeast Asia and South America.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. Sales of lease pool equipment were not material in the first quarter of fiscal 2011 and 2010 due to the decline in general activity within the seismic industry. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment
     Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Due to the current conditions in the energy industry and in global financial markets, these transactions have not been material in recent periods.

     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended April 30, 2010, SAP generated a gross profit of approximately $151,000 from these transactions as compared to a gross profit of approximately $385,000 in the fiscal quarter ended April 30, 2009. In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We account for this contract using the percentage of completion method. In the three months ended April 30, 2010, we did not recognize any revenue or costs related to this contract. The contract is essentially complete pending final documentation approval and billing of the final contract milestone of approximately $400,000. In the three months ended April 30, 2009, we recognized approximately $900,000 in revenues related to this contract. We have incurred approximately $200,000 in unexpected costs in the fulfillment of this contract and have submitted claims for reimbursement of these costs. However, until our claims are approved and accepted, we have not included the benefit from these claims in our calculation of expected profits from the contract. We expect to recognize additional contract revenues of approximately $340,000 upon final completion of the contract, excluding the effect of the pending claims, and gross profit of approximately $46,000. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Overall, our Equipment Leasing segment generated a gross profit of approximately $4.3 million in the first quarter of fiscal 2011 as compared to approximately $2.1 million in the first quarter of fiscal 2010. The gross profit increased primarily to higher leasing revenues despite higher depreciation expense related to our lease pool equipment. During fiscal 2010, we added significant amounts of new equipment to our lease pool. Once new equipment is initially placed in service, we begin depreciating the equipment on a straight-line basis for the balance of its estimated useful life. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Direct costs related to equipment leasing for the three months ended April 30, 2010 increased approximately 41% over the same period in the prior year, which is comparable to the increase in equipment leasing revenues Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended
	April 30,
	2010	2009
	($ in thousands)
Equipment sales	$5,830	$2,683
Cost of equipment sales	3,212	1,109

Gross profit	$2,618	$1,574

Gross profit %	45%	59%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2010, we shipped two GunLink 4000 systems and certain other equipment, as well as on-going support, repair and spare parts sales. In the three months ended April 30, 2009, we did not ship any large systems and revenues related primarily to support, repair and spare parts sales. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2010 and fiscal 2009 periods.
     The gross profit from the sale of Seamap equipment amounted to approximately 45% and 59% of Seamap revenues for the three ended April 30, 2010 and 2009, respectively. The variations in the gross profit percentage results from changes in product mix between the periods and certain volume discounts given during the three months ended April 30, 2010.
     Operating Expenses
     General and administrative expenses for the quarter ended April 30, 2010 were approximately $4.2 million, compared to approximately $3.5 million for the quarter ended April 30, 2009. The increase results primarily from a reduction in the absorbtion of overhead costs and higher incentive compensation expenses in the fiscal 2011 period.

Under SAP’s contract with the Royal Australian Navy discussed above, certain general and administrative costs were charged to the contract and reimbursed through contract billings. As essentially all contract activities had been completed, there were no such costs charged to the contract during the three months ended April 30, 2010.
     Other Income (Expense)
     We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, pursuant to the provisions of Accounting Standards Codification 805, we have recorded a gain from the bargain purchase as of the acquisition date.
     Net interest expense for the first three months of fiscal 2011 amounted to approximately $94,000, compared to approximately $89,000 in the first three months of fiscal 2010. The fiscal 2011 amount represents interest expense of approximately $149,000, primarily related to borrowings under our revolving line of credit, offset by interest income of approximately $55,000. For the fiscal 2010 period interest expense and interest income was approximately $112,000 and $23,000, respectively.
     Other expense of approximately $502,000 for the three months ended April 30, 2010 relates primarily to foreign exchange losses incurred by our foreign subsidiaries. These losses relate primarily to changes in the local functional currency balances of accounts receivable denominated in U.S. dollars, as the U.S. dollar generally strengthened versus most foreign currencies during this period.
     Provision for Income Taxes
     Our tax provision for the three months ended April 30, 2010 was approximately $791,000 which indicates an effective tax rate of approximately 25%. The gain from bargain purchase is not taxable and therefore reduced our effective tax rate for the period. Absent the effect of this item, our effective tax rate for the three months ended April 30, 2010 would have been approximately 42%. This rate is higher than the statutory rate of 34% due primarily to estimated potential interest arising from uncertain tax positions. For the three months ended April 30, 2009, we had a tax provision of approximately $126,000, despite only $46,000 of income before taxes. This high effective tax rate results from the low level of pre-tax earnings and the effect of estimated potential penalties and interest arising from uncertain tax positions. Pursuant to accounting standards, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions.
     Our Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006 have been examined by the Canadian Revenue Agency (“CRA”). CRA has assessed additional taxes for those years and for subsequent years as a result of that audit. We have protested certain aspects of the assessments. In addition, since the issues raised in the audits potentially impact our U.S. federal tax returns, we are seeking resolution of these matters through the competent authority process under the U.S. — Canadian tax treaties. We believe that we have adequately provided for the probable outcome of these matters in our financial statements. Accordingly, we do not believe the ultimate resolution of these matters will have a negative effect on our financial position or results of operations.
Liquidity and Capital Resources
     As of April 30, 2010, we had working capital of approximately $26.8 million, including cash and cash equivalents and restricted cash of approximately $13.1 million, as compared to working capital of approximately $23.2 million including cash and cash equivalents and restricted cash of approximately $6.7 million at January 31, 2010. Our working capital increased during the three months ended April 30, 2010 primarily due to working capital generated from operations and borrowings under our revolving credit agreement.
     Net cash provided by operating activities was approximately $9.8 million in the first three months of fiscal 2011 as compared to approximately $5.6 million in the same three months in fiscal 2010. This increase resulted primarily from the increase in net income in the fiscal 2011 period.
     Net cash flows used in investing activities for the three months ended April 30, 2010 included purchases of seismic equipment held for lease totaling approximately $4.7 million. There were approximately $3.9 million in accounts payable at April 30, 2010 related to lease pool purchases made during the first three months of fiscal 2011, or earlier. At January 31, 2010, there was approximately $4.7 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $3.7 million in the first three months of fiscal 2011, as compared to approximately $0.7 million in the first three months of fiscal 2010. Due to the decline in demand for our equipment and services, we have recently reduced our purchases of lease pool equipment. We may, however, continue to add certain equipment to our lease pool, including additional three-component land recording systems and down-hole equipment.
     In the first three months of fiscal 2010, proceeds from the sale of lease pool equipment amounted to approximately $363,000. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     During the three months ended April 30, 2010, we incurred net borrowings of $3.2 million under our revolving credit agreement. In September 2008, we entered into a $25.0 million revolving credit agreement with First Victoria National Bank (the “Bank”). Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that the entire $25.0 million of the facility is available to us. The revolving credit facility matures on April 30, 2011. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million.
     As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2010:

Actual as of April 30,
Description of Financial		2010 or for the period
Covenant	Required Amount	then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.22:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	2.93:1.0

Quarterly EBITDA	Not less than $2.0 million	$7.3 million
     The revolving credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the revolving credit agreement. As of June 4, 2010, we had approximately $17.6 million outstanding under this revolving credit agreement and $2.0 million committed to secure letters of credit.
     We have had discussion with the Bank regarding the extension and expansion of the facility and expect to conclude such discussions in the near future. However, there can be no assurance that any such modification can be successfully completed.
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
     As of April 30, 2010, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $11.7 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2010, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.6 million in U.S. dollars. A 10% increase in the value of the U.S. dollar as compared to the value of each of these currencies would result in a loss of approximately $0.4 million in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 69% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2010 have not materially changed.
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
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

MITCHAM INDUSTRIES, INC.
Date: June 9, 2010	/s/ Robert P. Capps
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

			SEC File or
Exhibit Number	Document Description	Report or Registration Statement	Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2

10.1	First Amendment to Loan Agreement dated March 24, 2010 by and between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on March 26, 2010.	000-25142	10.1

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350