Form 10-Q
period 2010-07-31
MITCHAM INDUSTRIES INC
filed 2010-09-08
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,947,794 shares of common stock, $0.01 par value, were outstanding as of September 3, 2010.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,766	$6,130
Restricted cash	670	605
Accounts receivable, net	13,432	15,444
Current portion of contracts receivable	1,162	2,073
Inventories, net	3,985	5,199
Cost and estimated profit in excess of billings on uncompleted contract	448	398
Income taxes receivable	1,222	1,438
Deferred tax asset	1,816	1,400
Prepaid expenses and other current assets	2,218	1,986

Total current assets	34,719	34,673
Seismic equipment lease pool and property and equipment, net	71,517	66,482
Intangible assets, net	5,586	2,678
Goodwill	4,320	4,320
Prepaid foreign income tax	2,891	2,574
Deferred tax asset	21	88
Long-term portion of contracts receivable, net	4,081	4,533
Other assets	52	49

Total assets	$123,187	$115,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,559	$6,489
Current maturities — long-term debt	729	93
Foreign income taxes payable	1,916	1,345
Deferred revenue	1,018	854
Accrued expenses and other current liabilities	4,579	2,668

Total current liabilities	19,801	11,449
Non-current income taxes payable	3,539	3,258
Long-term debt, net of current maturities	10,300	15,735

Total liabilities	33,640	30,442
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,824 and 10,725 shares issued at July 31, 2010 and January 31, 2010, respectively	108	107
Additional paid-in capital	77,091	75,746
Treasury stock, at cost (925 shares at July 31, 2010 and January 31, 2010)	(4,843)	(4,843)
Retained earnings	12,495	10,247
Accumulated other comprehensive income	4,696	3,698

Total shareholders’ equity	89,547	84,955

Total liabilities and shareholders’ equity	$123,187	$115,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,
	2010	2009	2010	2009
Revenues:
Equipment leasing	$6,493	$4,802	$16,059	$11,128
Lease pool equipment sales	159	101	522	170
Seamap equipment sales	7,200	7,043	12,981	9,641
Other equipment sales	1,303	731	2,093	2,343

Total revenues	15,155	12,677	31,655	23,282

Cost of sales:
Direct costs — equipment leasing	846	925	1,590	1,453
Direct costs — lease pool depreciation	5,355	4,416	10,267	8,517
Cost of lease pool equipment sales	100	87	249	97
Cost of Seamap and other equipment sales	4,199	3,917	7,951	6,111

Total cost of sales	10,500	9,345	20,057	16,178

Gross profit	4,655	3,332	11,598	7,104

Operating expenses:
General and administrative	4,162	3,969	8,349	7,471
Provision for doubtful accounts	797	649	797	649
Depreciation and amortization	296	223	575	477

Total operating expenses	5,255	4,841	9,721	8,597

Operating (loss) income	(600)	(1,509)	1,877	(1,493)

Other income (expenses):
Gain from bargain purchase in business combination	—	—	1,304	—
Interest, net	(118)	(92)	(212)	(181)
Other, net	437	163	(65)	282

Total other income	319	71	1,027	101

(Loss) Income before income taxes	(281)	(1,438)	2,904	(1,392)

Benefit (provision) for income taxes	135	428	(656)	302

Net (loss) income	$(146)	$(1,010)	$2,248	$(1,090)

Net (loss) income per common share:

Basic	$(0.01)	$(0.10)	$0.23	$(0.11)

Diluted	$(0.01)	$(0.10)	$0.22	$(0.11)

Shares used in computing net (loss) income per common share:

Basic	9,838	9,797	9,824	9,790

Diluted	9,838	9,797	10,081	9,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,248	$(1,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,970	9,055
Stock-based compensation	770	840
Gain from bargain purchase in business combination	(1,304)	—
Provision for doubtful accounts	797	649
Provision for inventory obsolescence	104	(75)
Gross profit from sale of lease pool equipment	(273)	(73)
Excess tax benefit from exercise of non-qualified stock options	(3)	(7)
Deferred tax benefit	(1,258)	(1,210)
Changes in non-current income taxes payable	281	(294)
Changes in working capital items, net of effects from business combination:
Accounts receivable	1,225	501
Contracts receivable	1,363	267
Inventories	1,353	(1,677)
Prepaid expenses and other current assets	(196)	405
Income taxes receivable and payable	778	2,213
Costs incurred and estimated profit in excess of billings on uncompleted contract	(38)	973
Prepaid foreign income tax	(228)	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,554	240

Net cash provided by operating activities	18,143	10,717

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(6,957)	(11,597)
Purchases of property and equipment	(80)	(283)
Sale of used lease pool equipment	522	170
Acquisition of AES, net of cash acquired	(2,100)	—

Net cash used in investing activities	(8,615)	(11,710)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(6,050)	1,500
Payments on borrowings	(120)	—
(Purchases of) proceeds from short-term investments	(52)	797
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered to pay taxes	244	(6)
Excess tax benefit from exercise of non-qualified stock options	3	7

Net cash (used in) provided by financing activities	(5,975)	2,298

Effect of changes in foreign exchange rates on cash and cash equivalents	83	(180)

Net change in cash and cash equivalents	3,636	1,125

Cash and cash equivalents, beginning of period	6,130	5,063

Cash and cash equivalents, end of period	$9,766	$6,188

Supplemental cash flow information:
Interest paid	$314	$316
Income taxes paid	$1,220	$649
Purchases of seismic equipment held for lease in accounts payable at end of period	$10,010	$8,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2010 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2010, the results of operations for the three and six months ended July 31, 2010 and 2009, and the cash flows for the six months ended July 31, 2010 and 2009, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2011.
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
4. Acquisition
     On March 1, 2010, MCL acquired all of the capital stock of AES for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,090,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to Cdn $750,000 should AES attain certain levels of revenues during the 24-months following the acquisition, as specified in the agreement.
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
     Revenue and net loss for AES were $361,000 and $(79,000) for the three months ended July 31, 2010 respectively, and, revenue and net loss of $648,000 and $(95,000) for the five months ended July 31, 2010 respectively. The operations of AES are included in our Equipment Leasing segment.
Pro Forma Results of Operations
     The following pro forma results of operations for the three months and six months ended July 31, 2010 and 2009 assumes the acquisition of AES occurred as of the beginning of those periods and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands except per share amounts)	2010	2009	2010	2009
Revenues	$15,155	$13,901	$31,816	$24,934
Net income (loss)	$(146)	$(833)	$2,155	$(949)
Earnings per share:
Basic	$(0.01)	$(0.09)	$0.22	$(0.10)
Diluted	$(0.01)	$(0.09)	$0.21	$(0.10)
5. Restricted Cash
     In connection with certain contracts, SAP has pledged approximately $670,000 in short-term time deposits as of July 31, 2010 to secure performance obligations under those contracts. The amount of security will be released as the contract obligations are performed over the remaining term of the contact, which is estimated to be approximately three months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.

6. Balance Sheet

	July 31,	January 31,
	2010	2010
	(in thousands)
Accounts receivable:
Accounts receivable	$16,378	$17,864
Allowance for doubtful accounts	(2,946)	(2,420)

Total accounts receivable, net	$13,432	$15,444

Contracts receivable:
Contracts receivable	$6,730	$8,093
Valuation allowance	(1,487)	(1,487)
Less current portion of contracts receivable	(1,162)	(2,073)

Long-term portion of contracts receivable	$4,081	$4,533

          Contracts receivable consisted of $5,243,000 due from three customers as of July 31, 2010 and $6,606,000 due from five customers as of January 31, 2010. Long-term contracts receivable, at July 31, 2010 and January 31, 2010, includes approximately $3,217,000 related to a contract receivable from a customer that has defaulted on this contract. The Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to repossess the equipment. The Company expects to place the equipment recovered in its lease pool of equipment and accordingly has classified this amount as a non-current asset. The balance of contracts receivable at July 31, 2010 and January 31, 2010 consists of contracts bearing interest at an average of approximately 8% per year and with remaining repayment terms from seven to 23 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	July 31,	January 31,
	2010	2010
	(in thousands)
Inventories:

Raw materials	$2,253	$2,695
Finished goods	1,787	2,171
Work in progress	660	1,016

	4,700	5,882
Less allowance for obsolescence	(715)	(683)

Total inventories, net	$3,985	$5,199

	July 31,	January 31,
	2010	2010
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$166,874	$151,921
Land and buildings	366	366
Furniture and fixtures	6,445	6,305
Autos and trucks	551	526

	174,236	159,118
Accumulated depreciation and amortization	(102,719)	(92,636)

Total seismic equipment lease pool and property and equipment, net	$71,517	$66,482

7. Goodwill and Other Intangible Assets

	Weighted	July 31, 2010			January 31, 2010
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	7/31/10	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	9.9	$3,487	$(964)	$2,523	$3,516	$(838)	$2,678
Customer relationships	7.6	2,335	(121)	2,214	—	—	—
Patents	7.6	703	(36)	667	—	—	—
Trade name	7.6	192	(10)	182	—	—	—

Amortizable intangible assets		$6,717	$(1,131)	$5,586	$3,516	$(838)	$2,678

     As of July 31, 2010, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $164,000 and $91,000 for the three months ended July 31, 2010 and 2009, respectively and $295,000 and $151,000 for the six months ended July 31, 2010 and 2009, respectively. As of July 31, 2010, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2011	$329
2012	655
2013	655
2014	655
2015	655
2016 and thereafter	2,637

Total	$5,586

8. Long-Term Debt and Notes Payable
     Long-term debt and notes payable consist of the following (in thousands):

	July 31,	January 31,
	2010	2010
Revolving line of credit	$9,300	$15,350
MCL notes	1,458	—
SAP equipment notes	271	478

	11,029	15,828
Less current portion	(729)	(93)

Long-term debt	$10,300	$15,735

     On July 27, 2010, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2012. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.
     Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at July 31, 2010. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied as of July 31, 2010. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended July 31, 2010.
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
9. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States dollar exchange rates, which is recorded as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$(146)	$(1,010)	$2,248	$(1,090)
Gain (loss) from foreign currency translation adjustment	(884)	3,304	998	4,799

Comprehensive income (loss)	$(1,030)	$2,294	$3,246	$3,709

     The loss from foreign currency translation adjustment for the three months ended July 31, 2010 resulted primarily from the increase in the value of the United States dollar versus the Canadian dollar. The gain from foreign currency translation adjustment for the six months ended July 31, 2010 resulted primarily from the increase in the value of the Canadian dollar versus the United States dollar during the three months ended April 30, 2010.

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
     The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2007. The Internal Revenue Service (“IRS”) has not commenced an examination of any of the Company’s United States federal income tax returns.
     The Company is subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Australia, Canada, Colombia, Peru, Russia, Singapore, and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. With respect to ongoing audits, the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $7,400,000 have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest the Company has been required to make a prepayment of approximately $2,900,000 against the assessment.
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
11. Earnings (Loss) per Share
     Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings (loss) per share calculation for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	9,838	9,797	9,824	9,790

Stock options	239	121	256	103
Unvested restricted stock	3	8	1	10
Phantom stock	—	2	—	7

Total weighted average common share equivalents	242	131	257	120

Diluted weighted average common shares outstanding	10,080	9,928	10,081	9,910

     For the three months ended July 31, 2010 and 2009 and the six months ended July 31, 2009, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
12. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and six months ended July 31, 2010 was approximately $497,000 and $770,000, respectively, and, during the three and six months ended July 31, 2009 was approximately $424,000 and $840,000, respectively. During the six months ended July 31, 2010, 44,500 shares of restricted stock were awarded to employees and non-employee members of the Company’s Board of Directors and options to purchase 115,000 shares of common stock were granted to employees and to the non-employee members of the Company’s Board of Directors.
13. Segment Reporting
     The Equipment Leasing segment offers new and “experienced” seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Bogota, Colombia; and Lima, Peru.
     The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom and Singapore.
     Financial information by business segment is set forth below (net of any allocations):

	As of July 31,	As of January 31,
	2010	2010
	Total assets	Total assets
	(in thousands)
Equipment Leasing	$103,490	$95,671
Seamap	20,011	20,118
Eliminations	(314)	(392)

Consolidated	$123,187	$115,397

     Results for the three months ended July 31, 2010 and 2009 were as follows:

	Revenues		Operating loss		Loss before taxes
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)		(in thousands)
Equipment Leasing	$7,955	$5,634	$(3,234)	$(4,178)	$(3,000)	$(3,941)
Seamap	7,253	7,172	2,595	2,629	2,680	2,463
Eliminations	(53)	(129)	39	40	39	40

Consolidated	15,155	$12,677	$(600)	$(1,509)	$(281)	$(1,438)

     Results for the six months ended July 31, 2010 and 2009 were as follows:

	Revenues		Operating income (loss)		Income (loss) before taxes
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)		(in thousands)
Equipment Leasing	$18,674	$13,641	$(2,196)	$(4,631)	$(1,066)	$(4,344)
Seamap	13,083	9,855	3,994	3,000	3,891	2,814
Eliminations	(102)	(214)	79	138	79	138

Consolidated	$31,655	$23,282	$1,877	$(1,493)	$2,904	$(1,392)

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

     Overview
     We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; and Ufa, Russia. Our Equipment Leasing segment includes the operations of our Mitcham Canada, Ltd. (“MCL”), Absolute Equipment Solutions, Inc. (“AES”), Seismic Asia Pacific Pty. Ltd. (“SAP”), and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. We acquired AES effective March 1, 2010. AES did not have a material effect on our results of operations for the three and six months ended July 31, 2010. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$7,955	$5,634	$18,674	$13,641
Seamap	7,253	7,172	13,083	9,855
Inter-segment sales	(53)	(129)	(102)	(214)

Total revenues	15,155	12,677	31,655	23,282

Cost of sales:
Equipment Leasing	7,181	6,283	13,615	12,190
Seamap	3,411	3,231	6,623	4,340
Inter-segment costs	(92)	(169)	(181)	(352)

Total cost of sales	10,500	9,345	20,057	16,178

Gross profit	4,655	3,332	11,598	7,104
Operating expenses:
General and administrative	4,162	3,969	8,349	7,471
Provision for doubtful accounts	797	649	797	649
Depreciation and amortization	296	223	575	477

Total operating expenses	5,255	4,841	9,721	8,597

Operating (loss) income	$(600)	$(1,509)	$1,877	$(1,493)

EBITDA (1)	$5,516	$3,324	$12,782	$7,844
Adjusted EBITDA (1)	$6,013	$3,748	$13,552	$8,684

Reconciliation of Net (loss) income to EBITDA and Adjusted EBITDA
Net (loss) income	$(146)	$(1,010)	$2,248	$(1,090)
Interest expense, net	118	92	212	181
Depreciation and amortization	5,679	4,670	10,970	9,055
(Benefit) provision for income taxes	(135)	(428)	656	(302)
Gain from bargain purchase	—	—	(1,304)	—

EBITDA (1)	5,516	3,324	12,782	7,844
Stock-based compensation	497	424	770	840

Adjusted EBITDA (1)	$6,013	$3,748	$13,552	$8,684

(1)	EBITDA is defined as net income (loss) before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes (c) depreciation, amortization and impairment and (d) the gain from bargain purchase. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2010 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.
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
     Prior to the turmoil in global financial markets, which arose during 2008, the oil and gas exploration industry enjoyed generally sustained growth for a period of more than four years, fueled primarily by historically high commodity prices for oil and natural gas. We, along with much of the seismic industry, benefited from this growth. These higher prices resulted in increased activity within the oil and gas industry and, in turn, resulted in an increased demand for seismic services. Beginning in approximately October 2008, there was a dramatic decline in oil and gas prices that resulted in a significant reduction in oil and gas exploration activity. Accordingly, beginning in the fourth quarter of fiscal 2009, we began to see a decline in demand for our products and services. This decline was the most dramatic in North America, Russia and the CIS. In North America, we believe the decline resulted from the decrease in oil and natural gas prices and from difficulties in the credit markets, which limited the amount of capital available to independent oil and gas exploration companies. In Russia and the CIS, we think the decline in global oil prices and the devaluation of the ruble had a dramatic negative effect on the economics of oil and gas exploration and production operations. Furthermore, the global financial crisis had a material adverse effect on the liquidity available to these companies in Russia and the CIS. During this period, there were some areas where oil and gas exploration activities continued. We believe that this continued activity was largely driven by the super major oil and gas companies and by national oil companies.
     In recent months, there has been a recovery in global crude oil prices and, to a much lesser extent, North American natural gas prices. As a result of this, we have seen an increase in activity in areas such as Russia, Southeast Asia and South America. However, activity in North America has not recovered to the same degree. There are continued indications of improving business conditions in the seismic services industry, including recently some related to North America. These indications include increased bid activity in our business and higher activity reported by certain seismic contractors. However, the magnitude and breadth of this recovery is uncertain. Uncertainty about the breadth and sustainability of the global economic recovery, we believe, contributes to this unsettled situation in the energy industry.
     On April 20, 2010, a fire and explosion occurred onboard the semi-submersible drilling rig Deepwater Horizon and it sank, leading to the oil spill currently affecting the United States Gulf of Mexico. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOEMRE”) of the United States Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the United States Gulf of Mexico. Implementation of the moratorium was blocked by a United States district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOEMRE issued a new moratorium that applies to certain deep water drilling operations. The new moratorium will last until November 30, 2010, or until such earlier time that the BOEMRE determines that affected drilling operations can proceed safely. The BOEMRE has imposed numerous new safety requirements on the drilling of new wells in offshore waters and these new requirements have slowed the issuance of permits for new wells in shallow waters not subject to the moratorium. The BOEMRE is also expected to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. All of these events have had an adverse effect on seismic exploration programs in the affected areas. The magnitude and duration of this impact remains unknown. The continued application of the moratorium in the Gulf of Mexico as well as the adoption or implementation of regulatory initiatives and delays in issuance of permits in the aftermath of this incident could materially impact the operation of the offshore exploration and development industry, which could have an adverse effect on our business, financial position and results of operations. While we have provided equipment for some marine seismic surveys in the Gulf of Mexico and these surveys have been delayed or cancelled, we do not expect the impact of these actions to be material to us.
     Due to the factors discussed above, the current outlook for our business remains uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $35.0 million credit line position us, we believe, to address any downturn in the seismic industry for the foreseeable future.
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
     During fiscal 2009 and 2008, we responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During fiscal 2009 and 2008, we added approximately $34.9 million and $26.0 million, respectively, of equipment to our lease pool. During fiscal 2010, we added approximately $19.6 million of new lease pool equipment, despite the decline in demand for equipment during this period. Although we experienced an overall decline in demand, there was an increase in demand for certain types of equipment, such as downhole seismic tools and three-component digital sensors. We responded to this demand by acquiring more of this equipment, as well as other equipment for which we had specific demand or anticipated demand in the near future. In the six months ended July 31, 2010, we added approximately $12.1 million of new lease pool equipment. Due to recent indications of increased demand, particularly for certain types of equipment, we have increased our planned expenditures for new lease pool equipment for the current fiscal year. We now expect to add between $23 million and $25 million of new equipment to our lease pool in the fiscal year ending January 31, 2011. Of this amount, we have purchased, or committed to purchase, approximately $19.6 million as of September 3, 2010.
     In the past few years, we have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. We recently have added new cable free recording technology to our lease pool of ground recording equipment. In the future we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.
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
     A significant portion of our revenues are generated from foreign sources. For the three months ended July 31, 2010 and 2009, revenues from international customers totaled approximately $13.2 million and $10.0 million, respectively, representing 87% and 78% of consolidated revenues in those periods, respectively. For the six months ended July 31, 2010 and 2009, revenues from international customers totaled approximately $27.9 million and $18.4 million, respectively, representing 88% and 79% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
     Results of Operations
     Revenues for the three-month periods ended July 31, 2010 and 2009 were approximately $15.1 million and $12.7 million, respectively. The increase was due primarily to increased leasing revenues and higher other equipment sales. Revenues for the six-month periods ended July 31, 2010 and 2009 were approximately $31.7 million and $23.3 million, respectively. The increase was due primarily to increased leasing revenues and higher other Seamap sales. For the three and months ended July 31, 2010, leasing revenues began to recover from the lower levels experienced in the prior year as explained in more detail below. For the three months ended July 31, 2010, we generated an operating loss of approximately $600,000 as compared to an operating loss of approximately $1.5 million for the three months ended July 31, 2009. For the six months ended July 31, 2010 we generated operating income of approximately $1.9 million, as compared to an operating loss of approximately $1.5 million in the six months ended July 31, 2009. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.

     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$6,493	$4,802	$16,059	$11,128
Lease pool equipment sales	159	101	522	170
New seismic equipment sales	234	17	295	27
SAP equipment sales	1,069	714	1,798	2,316

	7,955	5,634	18,674	13,641

Cost of sales:
Lease pool depreciation	5,395	4,463	10,347	8,609
Direct costs-equipment leasing	846	925	1,590	1,453
Cost of lease pool equipment sales	100	87	249	97
Cost of new seismic equipment sales	72	14	83	19
Cost of SAP equipment sales	768	794	1,346	2,012

	7,181	6,283	13,615	12,190

Gross profit (loss)	$774	$(649)	$5,059	$1,451

Gross profit %	10%	(12)%	27%	11%
     Equipment leasing revenues increased approximately 35% in the second quarter of fiscal 2011 from the second quarter of fiscal 2010 and 44% in the first six months of fiscal 2011 from the first six months of fiscal 2010. The increases resulted from increased demand in certain geographic regions, specifically Russia, Southeast Asia, Europe and South America.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions are difficult to predict. Sales of lease pool equipment were not material in the second quarters or the first six months of fiscal 2011 and 2010. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment.
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
     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the second quarter ended July 31, 2010, SAP generated a gross profit of approximately $301,000 from these transactions as compared to a gross loss of approximately $80,000 in the fiscal quarter ended July 31, 2009. For the six months ended July 31, 2010, the gross profit from SAP equipment sales amounted to approximately $452,000, as compared to approximately $304,000 in the six months ended July 31, 2009. The increase in this business resulted from renewed demand from various governmental entities in the Pacific Rim. In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We account for this contract using the percentage of completion method. In the three and six months ended July 31, 2010, we did not recognize any revenue or costs related to this contract. The contract is essentially complete pending final documentation approval and billing of the final contract milestone of approximately $400,000. In the three months ended July 31, 2009, we recognized approximately $60,000 in revenues and $400,000 of costs related to this contract. In the six months ended July 31, 2009, we recognized approximately $960,000 in revenues related to this contract. We have incurred approximately $200,000 in unexpected costs in the fulfillment of this contract and have submitted claims for reimbursement of these costs. However, until our claims are approved and accepted, we have not included the benefit from these claims in our calculation of expected profits from the contract. We expect to recognize additional contract revenues of approximately $340,000 upon final completion of the contract, excluding the effect of the pending claims, and gross profit of approximately $46,000. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Direct costs related to equipment leasing for the three months ended July 31, 2010 declined approximately 9% over the same period in the prior year, despite the increase in leasing revenues. In the six months ended July 31, 2010, direct costs increased approximately 9% over the same period one year ago, despite a 44% increase in leasing revenues. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense; however, in the fiscal 2010 periods we incurred certain cost for the lease of certain equipment from a third party.

     Overall, our Equipment Leasing segment generated a gross profit of approximately $774,000 in the second quarter of fiscal 2011 as compared to a loss of approximately $649,000 in the second quarter of fiscal 2010. In the first six months of fiscal 2011, the Equipment Leasing segment generated a gross profit of approximately $5.1 million as compared to approximately $1.5 million in the first six months of fiscal 2010. The gross profit increased primarily to higher leasing revenues despite higher depreciation expense related to our lease pool equipment. During fiscal 2010 and the first half of fiscal 2011, we added significant amounts of new equipment to our lease pool. Once new equipment is initially placed in service, we begin depreciating the equipment on a straight-line basis for the balance of its estimated useful life. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Equipment sales	$7,253	$7,172	$13,083	$9,855
Cost of equipment sales	3,411	3,231	6,623	4,340

Gross profit	$3,842	$3,941	$6,460	$5,515

Gross profit %	53%	55%	49%	56%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In each of the three months ended July 31, 2010 and 2009, we shipped two GunLink 4000 systems and certain other equipment, as well as on-going support, repair and spare parts sales. Therefore, sales between those two periods were comparable. In the six months ended July 31, 2010, we shipped a total of four GunLink 4000 systems, versus only two such systems for the comparable period in the prior year. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2011 and fiscal 2010 periods.
     The gross profit from the sale of Seamap equipment for the three months ended July 31, 2010 was comparable to that for the three months ended July 31, 2009. For the six months ended July 31, 2010 the gross profit margin decreased from the comparable period in the prior year due to certain volume discounts given during the three months ended April 30, 2010.
     Operating Expenses
     General and administrative expenses for the quarter ended July 31, 2010 were approximately $4.2 million, compared to approximately $4.0 million for the quarter ended July 31, 2009. For the six months ended July 31, 2010, general and administrative expenses were approximately $8.4 million, compared to approximately $7.5 million in the six months ended July 31, 2009. The increase results primarily from a reduction in the absorption of overhead costs and higher incentive compensation expenses in fiscal 2011. Under SAP’s contract with the Royal Australian Navy discussed above, certain general and administrative costs were charged to the contract and reimbursed through contract billings. As essentially all contract activities had been completed, there were no such costs charged to the contract during the three or six months ended July 31, 2010.
     In the three months ended July 31, 2010, we recorded a provision for doubtful accounts of approximately $797,000, related almost exclusively to one customer located in the CIS. This customer had been complying with a specific repayment schedule that had been negotiated. However, in the three months ended July 31, 2010, the customer failed to make the agreed upon payments. While we are continuing efforts to collect these amounts, further discussions with this customer lead us to believe that it is unlikely that it will be able to make further payments in the foreseeable future. Accordingly, we have provided a provision against all amounts due from this customer. In the three months ended July 31, 2009, we recorded a provision of approximately $649,000 related to two customers who filed for bankruptcy during that period.
     Other Income (Expense)
     We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, pursuant to the provisions of the Financial Accounting Standards Board Accounting Standards Codification 805 Business Combinations, we recorded a gain from the bargain purchase as of the acquisition date.
     Net interest expense for the three months ended July 31, 2010 amounted to approximately $118,000, consisting of interest expense related to our revolving credit agreement of approximately $190,000 offset by interest income of approximately $72,000. For the six months ended July 31, 2010, net interest expense was approximately $212,000, consisting of interest expense of approximately $339,000 offset by interest income of approximately $127,000. Net interest expense for the three months ended July 31, 2009 amounted to approximately $92,000, consisting of interest expense related to our revolving credit agreement of approximately $201,000 offset by interest income of approximately $109,000. For the six months ended July 31, 2009 net interest expense was approximately $181,000, consisting of interest expense of approximately $313,000 offset by interest income of approximately $132,000.
     Other income of approximately $437,000 for the three months ended July 31, 2010 and $163,000 for the three months ended July 31, 2009 relates primarily to foreign exchange gains incurred by our foreign subsidiaries. These losses relate primarily to changes in the local functional currency balances of accounts receivable denominated in United States dollars. For the six months ended July 31, 2010 these changes resulted in a net exchange loss of approximately $65,000 and for the six months ended July 31, 2009 in a gain of approximately $282,000.
     Provision for Income Taxes
     Our tax benefit for the three months ended July 31, 2010 was approximately $135,000, which indicates an effective tax rate of approximately 48%. The benefit in excess of the United States statutory rate of 34% in this period results primarily from the effect of taxable losses in the United States and income in jurisdictions with a lower effective tax rate than that of the United States. For the six months ended July 31, 2010, our tax provision amounted to approximately $657,000, which indicates an effective tax rate of approximately 23%. The gain from bargain purchase is not taxable and therefore reduced our effective tax rate for the period. Absent the effect of this item, our effective tax rate for the six months ended July 31, 2010 would have been approximately 41%. This rate is higher than the United States statutory rate of 34% due primarily to estimated potential interest arising from uncertain tax positions. For the three months ended July 31, 2009, we had a tax benefit of approximately $428,000 and $302,000, respectively, which indicates effective tax rates of approximately 30% and 22% for the respective periods. These rates reflect the effect of foreign taxes that are at a lower rate than the United States statutory rate of 34%. Pursuant to accounting standards, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions.
     Our Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006 have been examined by the Canadian Revenue Agency (“CRA”). CRA has assessed additional taxes for those years and for subsequent years as a result of that audit. We have protested certain aspects of the assessments. In addition, since the issues raised in the audits potentially impact our United States federal tax returns, we are seeking resolution of these matters through the competent authority process under the United States — Canadian tax treaties. We believe that we have adequately provided for the probable outcome of these matters in our financial statements. Accordingly, we do not believe the ultimate resolution of these matters will have a negative effect on our financial position or results of operations.
Liquidity and Capital Resources
     As of July 31, 2010, we had working capital of approximately $14.9 million, including cash and cash equivalents and restricted cash of approximately $10.4 million, as compared to working capital of approximately $23.2 million including cash and cash equivalents and restricted cash of approximately $6.7 million at January 31, 2010. Our working capital decreased during the six months ended July 31, 2010 primarily due to purchases of leasepool equipment and repayments of borrowings under our revolving credit agreement.
     Net cash provided by operating activities was approximately $18.1 million in the first six months of fiscal 2011 as compared to approximately $10.7 million in the same six months in fiscal 2010. This increase resulted primarily from the increase in net income in the fiscal 2011 period.
     Net cash flows used in investing activities for the six months ended July 31, 2010 included purchases of seismic equipment held for lease totaling approximately $7.0 million. There were approximately $10.0 million in accounts payable at July 31, 2010 related to lease pool purchases. At January 31, 2010, there was approximately $4.9 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $12.1 million in the first six months of fiscal 2011, as compared to approximately $7.8 million in the first six months of fiscal 2010. Due to what we believe to be indications of increasing demand for our equipment, we have increased our intended purchase of lease pool equipment for fiscal 2011. We now expect such purchases to amount to between $23.0 million and $25.0 million in the fiscal year ending January 31, 2011. As of July 31, 2010, we had outstanding commitments for the purchase of approximately $7.5 million of lease pool equipment.
     In the first six months of fiscal 2011, proceeds from the sale of lease pool equipment amounted to approximately $522,000. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     During the six months ended July 31, 2010, we made net repayment of approximately $6.0 million under our revolving credit agreement. In July 2010, we entered into an amended million revolving credit agreement with First Victoria National Bank (the “Bank”), which provides for borrowing of up to $35.0 million. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that $35.0 million of borrowings under the facility were available to us, less amounts currently outstanding as described below. The revolving credit facility matures on May 31, 2012. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The agreement also provides that up to $7.0 million of the available borrowing may be used to secure letters of credit. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million.
     As indicated by the following chart, we were in compliance with all financial covenants as of July 31, 2010:

Actual as of July 31, 2010
Description of Financial		or for the period then
Covenant	Required Amount	ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.12:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	1.75:1.0

Quarterly EBITDA	Not less than $2.0 million	$5.5 million
     The revolving credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the revolving credit agreement. As of September 3, 2010, we had approximately $9.3 million outstanding under this revolving credit agreement and $2.0 million committed to secure letters of credit.
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
     As of July 31, 2010, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $10.0 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2010, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.1 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $0.4 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
     Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 61% of our net assets are impacted by changes in foreign currencies in relation to the United States dollar.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     (b) Not applicable.
     (c) Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. (Removed and Reserved)
     Not applicable.

Item 5. Other Information
     On July 27, 2010 our Board of Directors approved an amendment and restatement of our Bylaws. Among other changes, the Amended and Restated Bylaws allow for greater flexibility to use electronic transmissions to hold shareholder meetings and conduct voting. The amendment to our Bylaws is detailed in the Current Report on Form 8-K filed with the SEC on August 12, 2010 and which is incorporated herein by reference.

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

MITCHAM INDUSTRIES, INC.
Date: September 8, 2010	/s/ Robert P. Capps
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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1 (i)

10.1	Second Amendment to Loan Agreement dated July 27, 2010 by and between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	10.1

10.2†	Summary of non-employee director compensation (as of July 27, 2010)

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350