Form 10-Q
period 2010-10-31
MITCHAM INDUSTRIES INC
filed 2010-12-08
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,947,794 shares of common stock, $0.01 par value, were outstanding as of December 3, 2010.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,521	$6,130
Restricted cash	687	605
Accounts receivable, net	14,355	15,444
Current portion of contracts receivable	3,721	2,073
Inventories, net	4,704	5,199
Cost and estimated profit in excess of billings on uncompleted contract	—	398
Income taxes receivable	—	1,438
Deferred tax asset	1,919	1,400
Prepaid expenses and other current assets	2,908	1,986

Total current assets	37,815	34,673
Seismic equipment lease pool and property and equipment, net	74,997	66,482
Intangible assets, net	5,475	2,678
Goodwill	4,320	4,320
Prepaid foreign income tax	2,960	2,574
Deferred tax asset	—	88
Long-term portion of contracts receivable, net	5,262	4,533
Other assets	36	49

Total assets	$130,865	$115,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,460	$6,489
Current maturities — long-term debt	3,111	93
Income taxes payable	1,771	1,345
Deferred revenue	860	854
Accrued expenses and other current liabilities	4,119	2,668

Total current liabilities	22,321	11,449
Non-current income taxes payable	3,402	3,258
Deferred tax liability	224	—
Long-term debt, net of current maturities	13,426	15,735

Total liabilities	39,373	30,442
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,872 and 10,737 shares issued at October 31, 2010 and January 31, 2010, respectively	108	107
Additional paid-in capital	77,261	75,746
Treasury stock, at cost (925 shares at October 31, 2010 and January 31, 2010)	(4,843)	(4,843)
Retained earnings	13,222	10,247
Accumulated other comprehensive income	5,744	3,698

Total shareholders’ equity	91,492	84,955

Total liabilities and shareholders’ equity	$130,865	$115,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
	2010	2009	2010	2009
Revenues:
Equipment leasing	$8,074	$9,037	$24,133	$20,165
Lease pool equipment sales	976	808	1,498	978
Seamap equipment sales	4,249	4,241	17,230	13,882
Other equipment sales	6,674	444	8,767	2,787

Total revenues	19,973	14,530	51,628	37,812

Cost of sales:

Direct costs — equipment leasing	895	748	2,485	2,201
Direct costs — lease pool depreciation	5,289	4,610	15,556	13,127
Cost of lease pool equipment sales	385	473	634	570
Cost of Seamap and other equipment sales	7,425	2,534	15,376	8,645

Total cost of sales	13,994	8,365	34,051	24,543

Gross profit	5,979	6,165	17,577	13,269

Operating expenses:
General and administrative	3,937	3,809	12,286	11,280
Provision for doubtful accounts	—	730	797	1,379
Depreciation and amortization	296	213	871	690

Total operating expenses	4,233	4,752	13,954	13,349

Operating (loss) income	1,746	1,413	3,623	(80)

Other income (expenses):
Gain from bargain purchase in business combination	—	—	1,304	—
Interest, net	(90)	(122)	(302)	(303)
Other, net	(553)	123	(618)	405

Total other income (expense)	(643)	1	384	102

Income before income taxes	1,103	1,414	4,007	22

Provision for income taxes	(376)	(388)	(1,032)	(86)

Net income (loss)	$727	$1,026	$2,975	$(64)

Net income (loss) per common share:

Basic	$0.07	$0.10	$0.30	$(0.01)

Diluted	$0.07	$0.10	$0.29	$(0.01)

Shares used in computing net income (loss) per common share:

Basic	9,916	9,805	9,854	9,795

Diluted	10,203	9,969	10,122	9,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,975	$(64)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,586	13,912
Stock-based compensation	941	1,119
Gain from bargain purchase in business combination	(1,304)	—
Provision for doubtful accounts	797	1,379
Provision for inventory obsolescence	63	13
Gross profit from sale of lease pool equipment	(864)	(408)
Excess tax benefit from exercise of non-qualified stock options	(3)	(45)
Deferred tax benefit	(1,335)	(1,553)
Changes in non-current income taxes payable	144	(288)
Changes in working capital items, net of effects from business combination:
Accounts receivable	609	(2,186)
Contracts receivable	(2,376)	(36)
Inventories	833	(1,468)
Prepaid expenses and other current assets	(952)	(268)
Income taxes receivable and payable	1,833	3,073
Costs incurred and estimated profit in excess of billings on uncompleted contract	573	1,746
Prepaid foreign income tax	(221)	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,996	(1,339)

Net cash provided by operating activities	20,295	13,587

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(16,049)	(18,828)
Purchases of property and equipment	(262)	(358)
Sale of used lease pool equipment	1,498	978
Acquisition of AES, net of cash acquired	(2,100)	—

Net cash used in investing activities	(16,913)	(18,208)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(4,250)	5,300
Proceeds from secured promissory note	3,672	—
Payments on borrowings	(122)	—
(Purchases of) proceeds from short-term investments	(15)	871
Proceeds from issuance of common stock upon exercise of stock options, net of stock surrendered to pay taxes	244	(12)
Excess tax benefit from exercise of non-qualified stock options	3	45

Net cash (used in) provided by financing activities	(468)	6,204
Effect of changes in foreign exchange rates on cash and cash equivalents	477	(246)

Net change in cash and cash equivalents	3,391	1,337
Cash and cash equivalents, beginning of period	6,130	5,063

Cash and cash equivalents, end of period	$9,521	$6,400

Supplemental cash flow information:
Interest paid	$465	$461
Income taxes paid	$1,716	$820
Purchases of seismic equipment held for lease in accounts payable at end of period	$9,621	$4,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2010 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2010, the results of operations for the three and nine months ended October 31, 2010 and 2009, and the cash flows for the nine months ended October 31, 2010 and 2009, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending January 31, 2011.
2. Organization
     The Company was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiaries, Mitcham Canada, Ltd. (“MCL”) and Absolute Equipment Solutions, Inc. (“AES”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”) and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.
3. New Accounting Pronouncements
     ASC 805 Business Combinations (“ASC 805”) includes authoritative guidance requiring assets and liabilities recorded in a business combination to be recorded at fair value and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application was not permitted before that date. This guidance replaces the cost-allocation process used to record business combinations under prior guidance. In addition, ASC 805 requires separate recognition of acquisition costs and of contractual contingencies at fair value as of the acquisition date. Further, the guidance requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. This guidance changes the accounting treatment for any business combination undertaken by the Company after February 1, 2009.
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
4. Acquisition
     On March 1, 2010, MCL acquired all of the capital stock of AES for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,090,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to Cdn $750,000 should AES attain certain levels of revenues during the 24-month period following the acquisition, as specified in the agreement.
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
     Revenue and net loss for AES were $637,000 and $(47,000) for the three months ended October 31, 2010, respectively, and $1,285,000 and $(142,000) for the eight months ended October 31, 2010, respectively. The operations of AES are included in our Equipment Leasing segment.
Pro Forma Results of Operations
     The following consolidated pro forma results of operations for the three months and nine months ended October 31, 2010 and 2009 assumes the acquisition of AES occurred as of the beginning of those periods and reflects the full results of operations for the periods presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues	$19,973	$15,251	$51,789	$40,185
Net income	$727	$1,169	$2,882	$220
Earnings per share:
Basic	$0.07	$0.12	$0.29	$0.02
Diluted	$0.07	$0.12	$0.28	$0.02
5. Restricted Cash
     In connection with certain contracts, SAP has pledged approximately $687,000 in short-term time deposits as of October 31, 2010 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately three months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.

6. Balance Sheet

	October 31,	January 31,
	2010	2010
	(in thousands)
Accounts receivable:
Accounts receivable	$17,051	$17,864
Allowance for doubtful accounts	(2,696)	(2,420)

Total accounts receivable, net	$14,355	$15,444

Contracts receivable:
Contracts receivable	$10,470	$8,093
Valuation allowance	(1,487)	(1,487)
Less current portion of contracts receivable	(3,721)	(2,073)

Long-term portion of contracts receivable, net	$5,262	$4,533

          Contracts receivable consisted of $8,983,000 due from four customers as of October 31, 2010 and $6,606,000 due from five customers as of January 31, 2010. Long-term contracts receivable, at October 31, 2010 and January 31, 2010, includes approximately $3,217,000 related to a contract receivable from a customer that has defaulted on this contract. The Company is in the process of repossessing the equipment that was pledged as collateral for the obligation. The carrying value of this account has been reduced to the fair market value of the equipment, less the estimated cost to repossess the equipment. The Company expects to place the equipment recovered in its lease pool of equipment and accordingly has classified this amount as a non-current asset. The balance of contracts receivable at October 31, 2010 and January 31, 2010 consists of contracts bearing interest at an average of approximately 8% per year and with remaining repayment terms from three to 20 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	October 31,	January 31,
	2010	2010
	(in thousands)
Inventories:

Raw materials	$2,413	$2,695
Finished goods	1,991	2,171
Work in progress	992	1,016

	5,396	5,882
Less allowance for obsolescence	(692)	(683)

Total inventories, net	$4,704	$5,199

	October 31,	January 31,
	2010	2010
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$175,530	$151,921
Land and buildings	366	366
Furniture and fixtures	6,704	6,305
Autos and trucks	631	526

	183,231	159,118
Accumulated depreciation and amortization	(108,234)	(92,636)

Total seismic equipment lease pool and property and equipment, net	$74,997	$66,482

7. Goodwill and Other Intangible Assets

	Weighted	October 31, 2010			January 31, 2010
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	10/31/10	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	9.7	$3,520	$(1,033)	$2,487	$3,516	$(838)	$2,678
Customer relationships	7.3	2,356	(196)	2,160	—	—	—
Patents	7.3	710	(59)	651	—	—	—
Trade name	7.3	193	(16)	177	—	—	—

Amortizable intangible assets		$6,779	$(1,304)	$5,475	$3,516	$(838)	$2,678

     As of October 31, 2010, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method. Aggregate amortization expense was $164,000 and $61,000 for the three months ended October 31, 2010 and 2009, respectively and $459,000 and $212,000 for the nine months ended October 31, 2010 and 2009, respectively. As of October 31, 2010, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2011	$165
2012	661
2013	661
2014	661
2015	661
2016 and thereafter	2,666

Total	$5,475

8. Long-Term Debt and Notes Payable
     Long-term debt and notes payable consist of the following (in thousands):

	October 31,	January 31,
	2010	2010
Revolving line of credit	$11,100	$15,350
Equipment note	3,637	—
MCL notes	1,528	—
SAP equipment notes	272	478

	16,537	15,828
Less current portion	(3,111)	(93)

Long-term debt	$13,426	$15,735

     On July 27, 2010, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2012. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.
     Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at October 31, 2010. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied as of October 31, 2010. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended October 31, 2010.
     In October 2010, the Company entered into a secured promissory note with a supplier in connection with the purchase of certain lease pool equipment. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. The Company received the consent of the Bank for this transaction, as required by the terms of the revolving line of credit.
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
9. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States dollar exchange rates, which is recorded as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$727	$1,026	$2,975	$(64)
Gain (loss) from foreign currency translation adjustment	1,048	825	2,046	5,624

Comprehensive income (loss)	$1,775	$1,851	$5,021	$5,560

     The gain from foreign currency translation adjustment for the three months ended October 31, 2010 resulted primarily from the increases in the value of the Australian and Singapore dollars versus the United States dollar. The gain from foreign currency translation adjustment for the nine months ended October 31, 2010 resulted primarily from the increase in the value of the Canadian dollar versus the United States dollar during the three months ended April 30, 2010 and the increases in the value of the Australian and Singapore dollars versus the United States dollar for the three months ended October 31, 2010.
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
     The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2008. In November 2010 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s United States federal income tax returns for the years ended January 31, 2010 and 2009. The Company is not aware of any proposed adjustments arising from this examination thus far.
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
     Current income taxes payable of $1,771,000 at October 31, 2010 consists of foreign taxes of $1,419,000 and domestic taxes of $352,000. Current income taxes payable of $1,345,000 at January 31, 2010 consists entirely of foreign taxes.

11. Earnings (Loss) per Share
     Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income (loss) per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, from the assumed vesting of phantom stock units, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings (loss) per share calculation for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	9,916	9,805	9,854	9,795

Stock options	268	160	261	122
Unvested restricted stock	19	4	7	8
Phantom stock	—	—	—	4

Total weighted average common share equivalents	287	164	268	134

Diluted weighted average common shares outstanding	10,203	9,969	10,122	9,929

     For the nine months ended October 31, 2009, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.
12. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and nine months ended October 31, 2010 was approximately $171,000 and $941,000, respectively, and, during the three and nine months ended October 31, 2009 was approximately $279,000 and $1,119,000, respectively. During the nine months ended October 31, 2010, 44,500 shares of restricted stock were awarded to employees and non-employee members of the Company’s Board of Directors and options to purchase 115,000 shares of common stock were granted to employees and non-employee members of the Company’s Board of Directors.
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
     Financial information by business segment is set forth below (net of any allocations):

	As of October 31,	As of January 31,
	2010	2010
	Total assets	Total assets
	(in thousands)
Equipment Leasing	$111,080	$95,671
Seamap	20,061	20,118
Eliminations	(276)	(392)

Consolidated	$130,865	$115,397

     Results for the three months ended October 31, 2010 and 2009 were as follows:

	Revenues		Operating income		Income before taxes
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)		(in thousands)
Equipment Leasing	$15,724	$10,289	$823	$711	$491	$721
Seamap	4,338	4,360	887	670	576	661
Eliminations	(89)	(119)	36	32	36	32

Consolidated	$19,973	$14,530	$1,746	$1,413	$1,103	$1,414

     Results for the nine months ended October 31, 2010 and 2009 were as follows:

	Revenues		Operating income (loss)		Income before taxes
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)		(in thousands)
Equipment Leasing	$34,398	$23,930	$(1,373)	$(3,920)	$(575)	$(3,623)
Seamap	17,421	14,215	4,881	3,670	4,467	3,475
Eliminations	(191)	(333)	115	170	115	170

Consolidated	$51,628	$37,812	$3,623	$(80)	$4,007	$22

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
     We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Ufa, Russia; Bogota Colombia; and Lima, Peru. Our Equipment Leasing segment includes the operations of our Mitcham Canada, Ltd. (“MCL”), Absolute Equipment Solutions, Inc. (“AES”), Seismic Asia Pacific Pty. Ltd. (“SAP”), and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. We acquired AES effective March 1, 2010. AES did not have a material effect on our results of operations for the three and nine months ended October 31, 2010. The equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$15,724	$10,289	$34,398	$23,930
Seamap	4,338	4,360	17,421	14,215
Inter-segment sales	(89)	(119)	(191)	(333)

Total revenues	19,973	14,530	$51,628	37,812

Cost of sales:
Equipment Leasing	12,076	6,254	25,691	18,444
Seamap	2,043	2,262	8,666	6,602
Inter-segment costs	(125)	(151)	(306)	(503)

Total cost of sales	13,994	8,365	34,051	24,543

Gross profit	5,979	6,165	17,577	13,269
Operating expenses:
General and administrative	3,937	3,809	12,286	11,280
Provision for doubtful accounts	—	730	797	1,379
Depreciation and amortization	296	213	871	690

Total operating expenses	4,233	4,752	13,954	13,349

Operating income (loss)	$1,746	$1,413	$3,623	$(80)

EBITDA (1)	$6,809	$6,393	$19,591	$14,237
Adjusted EBITDA (1)	$6,980	$6,672	$20,532	$15,356

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA
Net income (loss)	$727	$1,026	$2,975	$(64)
Interest expense, net	90	122	302	303
Depreciation and amortization	5,616	4,857	16,586	13,912
Provision for income taxes	376	388	1,032	86
Gain from bargain purchase	—	—	(1,304)	—

EBITDA (1)	6,809	6,393	19,591	14,237
Stock-based compensation	171	279	941	1,119

Adjusted EBITDA (1)	$6,980	$6,672	$20,532	$15,356

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
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2010 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.
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
     In recent months, there has been a recovery in global crude oil prices and, to a much lesser extent, North American natural gas prices. As a result of this, we have seen an increase in activity in areas such as Russia, Southeast Asia and South America. However, activity in North America has not recovered to the same degree. There are continued indications of improving business conditions in the seismic services industry, including recently some related to North America. The majority of activity in the United States is taking place within various so called “shale plays”. These indications include increased bid activity in our business and higher activity reported by certain seismic contractors. However, the magnitude and breadth of this recovery is uncertain. Uncertainty about the breadth and sustainability of the global economic recovery, we believe, contributes to this unsettled situation in the energy industry.
     In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra-deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior issued a “Notice to Lessees”, or “NTL”, on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells using subsea blowout preventers (“BOPs”) or surface BOPs on a floating facility. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new safety and operating measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements. For example, before being allowed to resume drilling in deepwater, outer continental shelf operators must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, including those rules recently placed into effect, such as rules relating to well casing and cementing, BOPs, safety certification, emergency response, and worker training. Operators also must demonstrate the availability of adequate spill response and blowout containment resources. This oil spill and the regulatory actions taken by BOEMRE in response to the incident have had an adverse effect on seismic exploration programs in the affected areas. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities in deepwater, including delays in the issuance of drilling permits, as these various regulatory initiatives are fully implemented. These new requirements also have slowed the issuance of permits for new wells in shallow waters that were not subject to the moratorium.
     In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations that could adversely affect drilling operations and cause operators to incur increased costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, Congress has actively considered a variety of amendments to the Oil Pollution Act of 1990, or “OPA”, in response to the Deepwater Horizon incident. The proposed amendments to OPA could significantly increase the costs of drilling and operating wells in offshore waters and thereby reduce the level of exploration and productions activities on the outer continental shelf. Any increase in the cost of operations in offshore waters and any decrease in offshore exploration and production activity could have a material adverse effect on the operation of the offshore exploration and development industry, which could have an adverse effect on our business, financial position and results of operation. While we have provided equipment for some marine seismic surveys in the Gulf of Mexico and these surveys have been delayed or cancelled, we do not expect the impact of these actions to be adversely material to us.
     Due to the factors discussed above, the current outlook for our business remains uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $35.0 million credit line position us, we believe, to address any downturn in the seismic industry for the foreseeable future.

     The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependant in part on their ability to obtain appropriate financing. Our Seamap business in fiscal 2010 benefited from orders we received in late fiscal 2009 for our GunLink and BuoyLink products. Although there was a decline in marine seismic activity during fiscal 2010, there have been recent indications of a rebound in such activity. Many marine contractors have retired older vessels and, therefore, decreased the total capacity within the marine seismic industry. However, there are indications that many of these contractors are seeking to upgrade technology in order to operate more efficiently. There have also been announcements recently of intentions by some contractors to add new-build vessels to their fleets. Certain of our existing and potential customers have continued to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.
     During fiscal 2009 and 2008, we responded to the increased demand for our services and products by adding new equipment to our lease pool and by introducing new products from our Seamap segment. During fiscal 2009 and 2008, we added approximately $34.9 million and $26.0 million, respectively, of equipment to our lease pool. During fiscal 2010, we added approximately $19.6 million of new lease pool equipment, despite the decline in demand for equipment during this period. Although we experienced an overall decline in demand, there was an increase in demand for certain types of equipment, such as downhole seismic tools and three-component digital sensors. We responded to this demand by acquiring more of this equipment, as well as other equipment for which we had specific demand or anticipated demand in the near future. In the nine months ended October 31, 2010, we added approximately $20.7 million of new lease pool equipment. Due to recent indications of increased demand, particularly for certain types of equipment, we have increased our planned expenditures for new lease pool equipment for the current fiscal year. We now expect to add between $26 million and $28 million of new equipment to our lease pool in the fiscal year ending January 31, 2011.
     In the past few years, we have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added a variety of marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. We recently have added new cable free recording technology to our lease pool of ground recording equipment. In the future we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.
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
     A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2010 and 2009, revenues from international customers totaled approximately $15.9 million and $9.2 million, respectively, representing 80% and 63% of consolidated revenues in those periods, respectively. For the nine months ended October 31, 2010 and 2009, revenues from international customers totaled approximately $43.8 million and $27.6 million, respectively, representing 85% and 73% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that entering into derivative instruments for hedging purposes would be cost effective.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices in the three and nine month periods ending October 31, 2010 and 2009, except as described above.
     Results of Operations
     Revenues for the three-month periods ended October 31, 2010 and 2009 were approximately $20.0 million and $14.5 million, respectively. The increase was due to an increase in other equipment sales. Revenues for the nine-month periods ended October 31, 2010 and 2009 were approximately $51.6 million and $37.8 million, respectively. The increase was due primarily to increased leasing revenues, higher other Seamap sales and higher other equipment sales. In the three months ended October 31, 2009, leasing revenues included the impact of an unusually large contract in the United States. As discussed more fully below, this single contract has a material impact on the comparison between the three months ended October 31, 2010 and 2009. During the nine months ended October 31, 2010, leasing revenues began to recover from the lower levels experienced in the prior year as explained in more detail below. For the three months ended October 31, 2010, we generated operating income of approximately $1.7 million as compared to approximately $1.4 million for the three months ended October 31, 2009. For the nine months ended October 31, 2010, we generated operating income of approximately $3.6 million, as compared to an operating loss of approximately $80,000 in the nine months ended October 31, 2009. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.
     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$8,074	$9,037	$24,133	$20,165
Lease pool equipment sales	976	808	1,498	978
New seismic equipment sales	5,156	19	5,451	46
SAP equipment sales	1,518	425	3,316	2,741

	15,724	10,289	34,398	23,930

Cost of sales:
Lease pool depreciation	5,327	4,657	15,674	13,266
Direct costs-equipment leasing	895	748	2,485	2,201
Cost of lease pool equipment sales	385	473	634	570
Cost of new seismic equipment sales	4,188	43	4,271	62
Cost of SAP equipment sales	1,281	333	2,627	2,345

	12,076	6,254	25,691	18,444

Gross profit (loss)	$3,648	$4,035	$8,707	$5,486

Gross profit %	23%	39%	25%	23%
     Equipment leasing revenues declined approximately 11% in the third quarter of fiscal 2011 from the third quarter of fiscal 2010. As indicated above, in the third quarter of fiscal 2010 leasing revenues included the amounts related to an unusually large contract in the United States. This single contract contributed approximately $3.9 million in leasing revenues, which is an unusually large amount for a single contract within a three-month period. Had the third quarter of fiscal 2010 not included the effect of this contract, leasing revenues would have increased approximately 57% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. This increase can be attributed to increased leasing demand in areas such as South America, Southeast Asia, Europe and the Middle East. Leasing revenues increased approximately 20% in the first nine months of fiscal 2011 from the first nine months of fiscal 2010, despite the effect of the contract discussed above. The increases resulted from increased demand in certain geographic regions, specifically Russia, Southeast Asia, Europe and South America.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Sales of lease pool equipment in the third quarters and the first nine months of fiscal 2011 and 2010 are not considered necessarily indicative of a trend for such transactions. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. For the three months ended October 31, 2010 and 2009 sales of lease pool equipment generated gross profit of approximately $591,000 and $335,000, respectively. For the nine months ended October 31, 2010 and 2009 sales of lease pool equipment generated gross profit of approximately $864,000 and $408,000, respectively.

     Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. In the third quarter of fiscal 2011, we sold approximately $4.8 million of new seismic equipment in a single transaction to a new customer in Europe. This transaction may be indicative of an overall increase in demand for seismic equipment, in general, and in Europe, in particular, both for purchase and for rental. However, there can be no assurance that such demand will develop or that if it does develop that it will materially impact our results of operations. For the three and nine months ended October 31, 2010, sales of new seismic equipment generated gross profit of approximately $968,000 and $1.2 million, respectively. For the comparable periods in the prior fiscal year, the gross profit from the sale of new seismic equipment was not material.
     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the third quarter ended October 31, 2010, SAP generated a gross profit of approximately $237,000 from these transactions as compared to approximately $92,000 in the fiscal quarter ended October 31, 2009. For the nine months ended October 31, 2010, the gross profit from SAP equipment sales amounted to approximately $689,000, as compared to approximately $396,000 in the nine months ended October 31, 2009. The increase in this business resulted from renewed demand from various governmental entities in the Pacific Rim. In May 2008, SAP entered into a contract with the Royal Australian Navy to provide certain equipment to the Republic of the Philippines. We accounted for this contract using the percentage of completion method. In October 2010, this contract was completed and in the three months ended October 31, 2010, we recognized revenues of approximately $520,000 and gross profit of approximately $60,000 related to this contract. In the three months ended October 31, 2009, we did not recognize any revenues or costs related to this contract. In the nine months ended October 31, 2009, we recognized approximately $1.0 million in revenues related to this contract. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Direct costs related to equipment leasing for the three months ended October 31, 2010 increased approximately 20% over the same period in the prior year. In the nine months ended October 31, 2010, direct costs increased approximately 13% over the same period one year ago. These increases are attributable to the generally higher leasing activity in the fiscal 2011 periods as compared to the previous fiscal year periods.
     For the three months ended October 31, 2010, lease pool depreciation increased approximately 14% over the three months ended October 31, 2009. For the nine months ended October 31, 2010, lease pool depreciation increased approximately 18% over the nine months ended October 31, 2009. The increase in lease pool depreciation results from the additions we made to our lease pool in fiscal 2010 and to date in fiscal 2011. When newly acquired lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Overall, our Equipment Leasing segment generated a gross profit of approximately $3.6 million in the third quarter of fiscal 2011 as compared to approximately $4.0 million in the third quarter of fiscal 2010. This decline in gross profit is attributable to the lower leasing revenues and higher depreciation expense in the fiscal 2011 period. In the first nine months of fiscal 2011, the Equipment Leasing segment generated a gross profit of approximately $8.7 million as compared to approximately $5.5 million in the first nine months of fiscal 2010. This increase is attributable primarily to the increase in leasing revenues in the fiscal 2011 period.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Equipment sales	$4,338	$4,360	$17,421	$14,215
Cost of equipment sales	2,043	2,262	8,666	6,602

Gross profit	$2,295	$2,098	$8,755	$7,613

Gross profit %	53%	48%	50%	54%

     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2010, Seamap’s revenues consisted primarily of sales of miscellaneous products, spare parts sales and repair and support services as we did not ship any major GunLink or BuoyLink systems during that period. During the three months ended October 31, 2009, we shipped one GunLink 4000 system and certain other equipment, and provided on-going support and repair services, as well as spare parts sales. In the nine months ended October 31, 2010, we shipped a total of four GunLink 4000 systems, versus three such systems for the comparable period in the prior year. As our installed base of GunLink and BuoyLink systems increases, we expect revenues from parts sales, repairs and support services to increase. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2011 and fiscal 2010 periods.
     The gross profit from the sale of Seamap equipment for the three months ended October 31, 2010 was higher than that for the three months ended October 31, 2009 due to changes in product mix. For the nine months ended October 31, 2010, the gross profit margin decreased from the comparable period in the prior year due to certain volume discounts given during the three months ended April 30, 2010.
     Operating Expenses
     General and administrative expenses for the quarter ended October 31, 2010 were approximately $3.9 million, compared to approximately $3.8 million for the quarter ended October 31, 2009. For the nine months ended October 31, 2010, general and administrative expenses were approximately $12.3 million, compared to approximately $11.3 million in the nine months ended October 31, 2009. The increase results primarily from a reduction in the absorption of overhead costs and higher incentive compensation expenses in fiscal 2011. Under SAP’s contract with the Royal Australian Navy discussed above, certain general and administrative costs were charged to the contract and reimbursed through contract billings. As essentially all contract activities had been completed, there were no such costs charged to the contract during the three or nine months ended October 31, 2010.
     In the nine months ended October 31, 2010, we recorded a provision for doubtful accounts of approximately $797,000, related almost exclusively to one customer located in the CIS. This customer had been complying with a specific negotiated repayment schedule. However, in the three months ended October 31, 2010, the customer failed to make the agreed upon payments. While we are continuing efforts to collect these amounts, further discussions with this customer lead us to believe that it is unlikely that it will be able to make additional payments in the foreseeable future. Accordingly, we have provided a provision against all amounts due from this customer. In the three and nine months ended October 31, 2009, we recorded provisions for doubtful accounts related to two customers who filed for bankruptcy during that period and related to a sales customer who defaulted under a deferred payment contract and for which we have been required to repossess the equipment that we had sold to that customer.
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
     Net interest expense for the three months ended October 31, 2010 amounted to approximately $90,000, consisting of interest expense related to our revolving credit agreement of approximately $131,000 offset by interest income of approximately $41,000. For the nine months ended October 31, 2010, net interest expense was approximately $302,000, consisting of interest expense of approximately $470,000 offset by interest income of approximately $168,000. Net interest expense for the three months ended October 31, 2009 amounted to approximately $122,000, consisting of interest expense related to our revolving credit agreement of approximately $148,000 offset by interest income of approximately $26,000. For the nine months ended October 31, 2009, net interest expense was approximately $303,000, consisting of interest expense of approximately $461,000 offset by interest income of approximately $158,000. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions.
     Other expenses of approximately $553,000 for the three months ended October 31, 2010 and other income of $123,000 for the three months ended October 31, 2009 relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These losses and gains relate primarily to changes in the local functional currency balances of accounts receivable denominated in United States dollars. These changes occur as the value of the United States dollar versus the local currency fluctuates. For the nine months ended October 31, 2010, these changes resulted in a net exchange loss of approximately $618,000 and for the nine months ended October 31, 2009 in a gain of approximately $405,000.
     Provision for Income Taxes
     Our tax provision for the three months ended October 31, 2010 was approximately $376,000, which indicates an effective tax rate of approximately 34%, which is comparable to the United States statutory rate. For the nine months ended October 31, 2010, our tax provision amounted to approximately $1.0 million, which indicates an effective tax rate of approximately 26%. The gain from the bargain purchase is not taxable and therefore reduced our effective tax rate for the period. Absent the effect of this item, our effective tax rate for the nine months ended October 31, 2010 would have been approximately 38%. This rate is higher than the United States statutory rate of 34% due primarily to estimated potential penalties and interest arising from uncertain tax positions. For the three months ended October 31, 2009, we had a tax provision of approximately $388,000, which indicates an effective tax rate of approximately 27%. This rate reflects the effect of foreign taxes that are at a lower rate than the United States statutory rate of 34%. For the nine months ended October 31, 2009, we had a tax provision of approximately $86,000 despite a loss before income taxes. This results from the effect of estimated potential interest and penalties arising from uncertain tax positions. Pursuant to accounting standards, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions.
     Our Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006 have been examined by the Canadian Revenue Agency (“CRA”). CRA has assessed additional taxes for those years and for subsequent years as a result of that audit. We have protested certain aspects of the assessments. In addition, because the issues raised in these audits potentially impact our United States federal tax returns, we are seeking resolution of these matters through the competent authority process under the United States — Canadian tax treaties. We believe that we have adequately provided for the probable outcome of these matters in our financial statements. Accordingly, we do not believe the ultimate resolution of these matters will have a negative effect on our financial position or results of operations. In November 2010, the Internal Revenue Service instigated an examination of our United States federal income tax returns for the years ended January 31, 2010 and 2009. Due to the preliminary status of these examinations we are unable to estimate their effect, if any, on our tax provision.
Liquidity and Capital Resources
     As of October 31, 2010, we had working capital of approximately $15.5 million, including cash and cash equivalents and restricted cash of approximately $10.2 million, as compared to working capital of approximately $23.2 million including cash and cash equivalents and restricted cash of approximately $6.7 million at January 31, 2010. Our working capital decreased during the nine months ended October 31, 2010 primarily due to purchases of leasepool equipment and repayments of borrowings under our revolving credit agreement.
     Net cash provided by operating activities was approximately $20.3 million in the first nine months of fiscal 2011 as compared to approximately $13.6 million in the same nine months in fiscal 2010. This increase resulted primarily from the increase in net income in the fiscal 2011 period and the effect of higher non-cash depreciation expenses in the fiscal 2011 period.
     Net cash flows used in investing activities for the nine months ended October 31, 2010 included purchases of seismic equipment held for lease totaling approximately $16.0 million. There were approximately $9.6 million in accounts payable at October 31, 2010 related to lease pool purchases. At January 31, 2010, there was approximately $4.9 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $20.7 million in the first nine months of fiscal 2011, as compared to approximately $11.4 million in the first nine months of fiscal 2010. Due to what we believe are indications of increasing demand for our equipment, we have increased our intended purchase of lease pool equipment for fiscal 2011. We now expect such purchases to amount to between $26.0 million and $28.0 million in the fiscal year ending January 31, 2011. As of October 31, 2010, we had outstanding commitments for the purchase of approximately $5.2 million of lease pool equipment.
     In the first nine months of fiscal 2011, proceeds from the sale of lease pool equipment amounted to approximately $1.5 million. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     Net cash used in financing activities was approximately $0.5 million in the first nine months of fiscal 2011 compared to net cash provided by financing activities of approximately $6.2 million in the same nine month period in fiscal 2010. During the nine months ended October 31, 2010, we made net repayment of approximately $4.2 million under our revolving credit agreement. In July 2010, we entered into an amended million revolving credit agreement with First Victoria National Bank (the “Bank”), which provides for borrowing of up to $35.0 million. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that $35.0 million of borrowings under the facility were available to us, less amounts currently outstanding as described below. The revolving credit facility matures on May 31, 2012. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The agreement also provides that up to $7.0 million of the available borrowing may be used to secure letters of credit. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million.
     As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2010:

Actual as of October
Description of		31, 2010 or for the
Financial Covenant	Required Amount	period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.18:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	1.69:1.0
Quarterly EBITDA	Not less than $2.0 million	$6.8 million
     The revolving credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the revolving credit agreement. As of December 3, 2010, we had approximately $22.3 million outstanding under this revolving credit agreement and $2.0 million committed to secure letters of credit.
     In October 2010, in connection with the purchase of certain lease pool equipment, we entered into a secured promissory note with a supplier in the amount of approximately $3.6 million. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. Pursuant to the terms of our revolving bank credit agreement we sought and received the consent of the bank for this transaction.
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
     As of October 31, 2010, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $11.6 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2010, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.1 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $0.3 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
     Some of our foreign operations are conducted through wholly-owned foreign subsidiaries that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 59% of our net assets are impacted by changes in foreign currencies in relation to the United States dollar.
     Interest Rate Risk
     As of October 31, 2010 there was approximately $11.1 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points, which was 3.75% as of October 31, 2010. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $111,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Do to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2010 have not materially changed.
     Our business, results of operations and financial position are subject to a number of risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

MITCHAM INDUSTRIES, INC.
Date: December 8, 2010	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1	(i)

10.1†	Secured Promissory Note dated October 15, 2010

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350