Form 10-K
period 2011-01-31
MITCHAM INDUSTRIES INC
filed 2011-04-06
CIK 926423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $68,264,499 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 4, 2011

Common Stock, $0.01 par value per share	9,947,794 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2011 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties, including those set forth in Item 1A — “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this Form 10-K and in our reports and registration statement filed with the Securities and Exchange Commission (“SEC”) and other announcements we make from time to time. We caution readers to not place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

We operate in two business segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment manufacturing segment is conducted by our Seamap subsidiaries and, therefore, is referred to in this Form 10-K as our “Seamap” segment. Mitcham Industries, Inc. (“MII”), a Texas corporation, was incorporated in 1987.

Our Equipment Leasing segment is engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, through our wholly-owned subsidiaries and through our branches in Colombia and Peru. We are also engaged in the sale of new and used seismic equipment and in the design, manufacture and sale of marine seismic equipment. The subsidiaries that conduct our leasing business are Mitcham Canada Ltd (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), and Absolute Equipment Solutions, Inc. (“AES”). We acquired AES in March 2010. AES, which is located in Calgary, Alberta, Canada, produces, leases and sells “heli-pickers” and related equipment. This equipment is utilized by seismic contractors and helicopter operators to more efficiently and safely deploy and retrieve seismic equipment in the field. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about the acquisition of AES.

Our Equipment Leasing segment also sells new and used seismic equipment from time to time and, through SAP, leases and sells oceanographic and hydrographic equipment, primarily in the Pacific Rim.

Our Seamap segment, or “Seamap,” is engaged in the design, production and sale of marine seismic equipment. The operations of this segment are conducted through wholly-owned subsidiaries, Seamap (UK) Ltd (“Seamap UK”) and Seamap Pte. Ltd (“Seamap Singapore”).

For additional information about our business segments, including related financial information, see Note 13 to our consolidated financial statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land, in transition zones (marsh and shallow water areas) and marine areas. We conduct our operations on a worldwide basis and believe that we are the world’s largest independent lessor of seismic equipment. We believe that our competitors, in general, do not have as extensive a seismic equipment lease pool as ours, as broad of geographic presence as we do and do not have similar exclusive lease referral agreements with seismic equipment suppliers.

Prior to the Fall of 2008, we had experienced an extended period of growth in our business, as had most businesses involved in providing seismic related goods and services. This growth was, we believe, driven primarily by worldwide oil and gas exploration activity, which was in turn driven by the demand for oil and gas and historically high prices for oil and natural gas. With the global economic and financial crisis that arose in the fall of 2008, we saw demand for our products decline, especially within certain markets such as North America and the Commonwealth of Independent States (“CIS”), which consists of 11 former Soviet Republics. The onslaught of the global recession and the resulting decline in demand for oil and gas, coupled with a relatively high supply of those commodities, resulted in a dramatic decline in the price for oil and natural gas. This, we believe, resulted in a dramatic reduction in oil and gas exploration activity and, therefore, a corresponding decline in demand for seismic related goods and services. In fiscal 2011, we began to see a recovery in seismic exploration activity and, therefore, an increase in demand for our goods and services. We believe that this recovery has been driven in large part by the recovery of global oil prices. While natural gas prices in North America have generally not recovered, there has been renewed activity in exploration for natural gas surrounding various unconventional gas reservoirs, commonly referred to as “shale plays.” There also appears to be growing interest in similar natural gas prospects in other parts of the world, such as eastern Europe. While the oil and gas industry has been, and we expect will be, subject to significant cyclicality, we believe that our business will benefit from a long-term demand for oil and gas.

Our equipment is utilized in a variety of geographic regions throughout the world, which are described in “— Customers, Sales, Backlog and Marketing.”

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, earth vibrators, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique-Veritas (“Sercel”). However, we also purchase equipment from a number of other equipment manufacturers, including ION Geophysical Corporation (“ION”), Oyo Geospace Corporation (“Oyo”) and INOVA Geophysical Equipment Limited, an affiliate of ION. At January 31, 2011, approximately 44% of our equipment lease pool, on a cost basis, consisted of seismic recording channels and related equipment, with the remainder consisting of geophones, compressors, energy source controllers and other peripheral equipment.

For the past several years, we have had a series of supply and exclusive lease referral agreements with Sercel, which we believe have provided us with certain competitive advantages, primarily due to preferential pricing and expedited delivery arrangements under the agreements. Under these agreements, we have been the exclusive worldwide short-term leasing representative for certain products. In September 2009, we renewed our agreement with Sercel. See “— Key Supplier Agreements — The Sercel Lease Agreement” for further information about this agreement.

We lease our equipment on a short-term basis, generally for two to six months, to seismic contractors who need additional capacity to complete a seismic survey. Certain equipment that is used in vertical seismic profiling, or “downhole” operations, is generally leased to oil field service companies and generally for shorter periods ranging from a few days to two weeks. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) the term of the lease and (iv) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.

SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to companies in the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. MII and MCL also sell a broad range of used seismic equipment on a worldwide basis. AES owns certain patent rights related to, and produces, leases and sells, “heli-pickers” and related equipment to the seismic industry. We believe that AES is the dominant provider of this equipment to the seismic industry.

Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink seismic source acquisition and control systems, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. We believe that Seamap, with the GunLink product line, is now the primary provider of new energy source controllers in the seismic industry.

For information regarding our net income and total assets by segment, see Note 13 to our consolidated financial statements.

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

Seismic Technology and the Oil Service Industry

Seismic surveys are a principal source of information used by oil and gas companies to identify geological conditions that are favorable for the accumulation of oil and gas and to evaluate the potential for successful drilling, development and production of oil and gas. Seismic technology has been used by the oil and gas industry since the 1920s, and has advanced significantly with improvements in computing and electronic technologies. Beginning in the early 1990s, the oil and gas industry significantly expanded its use of 3-D seismic data. 3-D seismic data provides a more comprehensive subsurface image and is believed to have contributed to improved drilling success rates, particularly in mature oil and gas basins such as those in North America. Additionally, 2-D seismic data continues to be used in many areas where 3-D data acquisition is cost prohibitive or logistical access is limited.

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

In certain applications, specialized seismic recording devices are deployed vertically within a well bore. Multiple recording channels, or “levels” are generally deployed within a given well and are referred to as “downhole” or “VSP” (vertical seismic profiling) tools. These applications are used to provide additional data points in a traditional seismic survey, to monitor and analyze reservoir properties, and to monitor and analyze fluid treatment operations, as well as a variety of other uses.

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

Business and Operations

Equipment Leasing.  We own a comprehensive lease pool of seismic equipment for short-term leasing to our customers, who are primarily seismic data acquisition contractors and oil field service providers (in the case of downhole equipment). We lease this equipment multiple times until the earlier of the end of its useful life or its sale. Our equipment leasing services generally include the lease of the various components of seismic data acquisition systems and related equipment to meet a customer’s job specifications. These specifications frequently vary as to the number of required recording channels, geophones, energy sources (e.g., earth vibrators) and other equipment. Our customers generally lease seismic equipment to supplement their own inventory of recording channels and related equipment.

Our land equipment lease pool includes a total of over 134,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 19 kilometers of streamers (recording channels that are towed behind a vessel), air compressors, air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 290 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool includes energy source controllers and RGPS tracking systems that are manufactured by our Seamap segment.

Our equipment leases generally have terms of two to six months, a few days to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages other than normal wear and tear and replacing destroyed or lost equipment under the terms of our standard lease agreements. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. While it is our general practice to lease our seismic equipment on a monthly basis, in certain circumstances we lease equipment on a day rate usage basis.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. In other areas of the world, such as Southeast Asia and the Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. For additional information about the impact of seasonality and weather, see Item 1A — “Risk Factors.”

Upon completion of a lease, the equipment must generally be returned to one of our facilities for inspection, testing and, if necessary, repair. While the customer is normally responsible for the costs of shipping and repairs, during this time the equipment is not available for lease to another customer. Therefore, managing this process and the utilization of the equipment is an important aspect of our operations. Given the short term of most of our leases, we believe that the highest achievable annual utilization for most of our equipment is approximately 65%. However, many factors can affect this utilization rate, including the term of our leases, the shipping time required to return equipment to one of our facilities, the time required to inspect, test and repair equipment after return from a lease and the demand for the equipment.

Historically, the majority of the inspection, testing and repair have been done in our Huntsville, Texas or Calgary, Alberta facilities. In recent years, however, we have added inspection and testing capabilities to our facilities in Ufa, Bashkortostan, Russia and Singapore. With the establishment of our branch operations in Colombia and Peru, we also added inspection, test and repair capabilities in those countries. We believe that by expanding these capabilities we have been able to more effectively utilize our equipment and reduce costs associated with these operations, although it is not possible to quantify the effect of any such improvement. The incremental cost for these additional facilities was not material.

Lease Pool Equipment Sales.  On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $2.5 million, $3.3 million and $3.0 million in each of the three fiscal years ended January 31, 2011, 2010 and 2009, respectively. We typically do not seek to sell our lease pool equipment. However, we will evaluate any opportunities for the sale of equipment from our lease pool, and based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material.

Other Equipment Sales.  The “Other equipment sales” included in our Equipment Leasing segment fall into two broad categories:

•	Sales of new seismic equipment. On occasion, we will sell new seismic equipment in response to a specific demand from a customer. These sales are made in cooperation with our suppliers of lease pool equipment.

•	Sale of “heli-pickers” and related equipment by AES. AES sells a variety of equipment and supplies utilized in the deployment and retrieval of seismic equipment by helicopter. Certain of this equipment is produced by AES and is the subject of certain patent rights that AES owns.

•	Sales of hydrographic and oceanographic equipment. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines.

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

Key Supplier Agreements

The Sercel Lease Agreement

In September 2009, we entered into a new exclusive equipment lease agreement with Sercel (the “Exclusive Equipment Lease Agreement”), which replaced an agreement that expired in December 2008. Under the current agreement, we are, with some exceptions, the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL three component digital sensors and the exclusive authorized lessor for Sercel’s downhole seismic tools in North and South America through December 2011.

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

The agreement provides that Sercel grant us specified pricing for the purchase of the Exclusive Products and certain other products. In return, we agreed to purchase a total of 9,000 stations, or 27,000 channels, of DSU3 428XL three component digital sensors and 300 levels of downhole tools by December 31, 2011. As of January 31, 2011, we had purchased 3,000 stations of DSU3 428XL and approximately 200 levels of downhole tools pursuant to this agreement. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our plans to meet these purchase obligations.

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

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2011, we had approximately 54 lease customers with 104 active leases of various lengths, but typically for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2011, our Seamap segment had a backlog of orders amounting to approximately $8.6 million, compared to $9.3 million as of January 31, 2010. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2012.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Years Ended January 31,
	2011	2010	2009

United States	$11,659	$15,184	$14,850

UK / Europe	16,765	14,358	20,502
Canada	5,294	3,608	6,498
South America	8,042	4,545	3,313
Asia/South Pacific	15,444	12,447	10,778
Eurasia(1)	10,812	1,637	6,156
Other(2)	3,347	3,393	4,715

Total Non-United States	59,704	39,988	51,962

Total	$71,363	$55,172	$66,812

(1)	Comprised of Eastern Europe, the Russian Federation and the CIS

(2)	Includes Africa and the Middle East

The net book value of our long-lived assets in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2011	2010	2009

United States	$56,206	$40,448	$45,942

Canada	11,544	7,056	13,857
Australia	3,443	4,360	1,626
Russia	3,009	3,906	1,920
South America	4,384	10,052	—
Singapore	354	433	543
United Kingdom	155	227	363

Total Non-United States	22,889	26,034	18,309

Total	$79,095	$66,482	$64,251

For information regarding the risks associated with our foreign operations, see Item 1A-“Risk Factors.” For fiscal 2011, one customer, CGV accounted for approximately 19% of our consolidated revenues. In fiscal 2010, three customers accounted for 10% or more of our consolidated revenues. The Polarcus Group of Companies, CGV and Global Geophysical Services represented approximately 14%, 11% and 10%, respectively, of our consolidated revenues for fiscal 2010. In fiscal 2009, one customer, CGV, accounted for approximately 23%, of our consolidated revenues. The loss of any of these customers could have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our revenues during these periods.

Competition

Our major competitors are the major seismic equipment manufacturers who sell equipment on financed terms and seismic contractors who might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as we do. We compete for seismic equipment leases on the basis of (i) price and delivery, (ii) variety and availability of both peripheral seismic equipment and complete data acquisition systems and (iii) length of lease term. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Many of these competitors have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel. However, we also acquire lease pool equipment from a number of other suppliers including ION and OYO. Management believes that our current relationships with our suppliers are satisfactory. For the years ended January 31, 2011, 2010 and 2009, approximately 35%, 32% and 42%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A- “Risk Factors.”

Employees

As of January 31, 2011, we employed 125 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by our Seamap segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. We currently have no patents covering any of this intellectual property.

In connection with the acquisition of AES in March 2010, we acquired intellectual property relating to the design and manufacture of heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.

For additional information regarding the risks associated with our intellectual property, see Item 1A-“Risk Factors.”

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to protection of the environment and the manner in which chemicals and materials used in our manufacturing processes are handled and wastes generated from such operations are disposed. We have established and implemented proactive environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and special precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties and the issuance of injunctive relief. Spills or releases of chemicals, materials and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals, materials and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate change that have the effect of lowering the demand for carbon-based fuels or with regard to hydraulic fracturing that have the effect of decreasing the performance of exploratory activities by energy companies could have a material adverse effect on our business. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend of compliance and avoidance of material costs or other liabilities will continue in the future. For additional information regarding the risk associated with environmental matters, see Item 1A — “Risk Factors.”

Website Access to Our Periodic SEC Reports

Our internet address is http://www.mitchamindustries.com. We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, with the SEC, which are available free of charge through our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.

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

You should refer to the explanation of the qualifications and limitations on forward-looking statements included under “Cautionary Statements About Forward-Looking Statements” of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.

If economic conditions weaken or commodity prices become depressed or decline, our results of operations could be adversely affected.

Historically, the demand for our products and services has been sensitive to the level of exploration spending by oil and gas companies. During the period of depressed commodity prices, such as that experienced in late 2008 and 2009, many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the leasing or purchasing our seismic equipment. A return of depressed commodity prices, or a decline in existing commodity prices, could adversely affect demand for the services and equipment we provide, and therefore adversely affect our revenue and profitability. Further, perceptions of a long-term decrease in commodity prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our products and services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause impairment of our goodwill or other intangible assets or of our other long-lived assets.

Demand for seismic data is not assured.

Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

•	oil and gas prices and industry expectations of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the availability of current geophysical data;

•	the ability of oil and gas companies to generate funds or otherwise obtain capital for exploration operations;

•	the granting of leases or exploration concessions and the expiration of such rights;

•	changes to existing laws and regulations;

•	domestic and foreign tax policies;

•	merger and divestiture activity among oil and gas producers;

•	the discovery rate of new oil and gas reserves; and

•	local and international political and economic conditions.

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

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In the fiscal years ended January 31, 2011, 2010 and 2009, our single largest customer accounted for approximately 19%, 14% and 23%, respectively, of our consolidated revenues. Our six largest customers accounted for approximately 50% of our consolidated revenues in the fiscal year ended January 31, 2011.

There has recently been considerable consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

The financial soundness of our customers could materially affect our business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges that continue to affect the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of customers to pay us for services could adversely affect our financial condition and results of operations.

As of January 31, 2011, we had approximately $22.8 million of customer accounts and contracts receivable, of which approximately $6.3 million was over 90 days past due. For the years ended January 31, 2011, 2010 and 2009, we had charges of approximately $1.8 million, $1.4 million and $2.9 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

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

Capital requirements for our operations are large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Our sources of working capital are limited. We have historically funded our working capital requirements with cash generated from operations, cash reserves and short-term borrowings from commercial banks. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Global financial markets and economic conditions have been uncertain and volatile over recent periods. The debt and equity capital markets, while somewhat improved recently, were distressed for an extended period of time. These issues, along with significant losses in the financial services sector, the re-pricing of credit risk and the current uncertain economic conditions could make it difficult to obtain funding in the capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide any new funding.

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

The high fixed costs of our operations could adversely affect our results of operations.

Our business has high fixed costs, which primarily consist of depreciation expenses associated with our lease pool of seismic data acquisition equipment. In periods of significant downtime these fixed costs do not decline as rapidly as our revenues. As a result, any significant downtime or low productivity caused by reduced demand could adversely affect our results of operations.

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

Certain of the equipment in our lease pool is proprietary to us. The equipment we acquired with the acquisition of AES, see Item 1 — “Business,” includes heli-pickers and associated equipment that is manufactured by AES and is subject to various patents, see Item 1 — “Business — Intellectual Property.” We also have some equipment in our lease pool that is manufactured by our Seamap segment, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

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

In February 2011, ION obtained a judgment against Sercel as a result of a patent infringement suit. One aspect of the judgment restricts the importation and use of certain seismic equipment in the United States, including Sercel’s 428XL DSU3 products. We currently own a significant amount of this equipment and have agreed to purchase additional amounts pursuant to our Exclusive Equipment Lease Agreement with Sercel. We believe that essentially all of this equipment that we currently own is not subject to any restrictions as to use in the United States. However, if we are unable to import into or use in the United States any of equipment that we buy in the future, our financial condition and results of operations could be adversely affected. We understand that Sercel has appealed this judgment, but the potential results or timing of any ruling on this appeal are unknown.

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

We are subject to stringent governmental laws and regulations relating to protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities, install and maintain costly equipment and pollution control technologies, conduct remediation of contaminated soils and groundwater, remove previously disposed water, or undertake measures to prevent future contamination or incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA already has adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, effective January 2, 2011. This stationary source rule “tailors” these permitting programs to apply to certain stationary sources in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. In addition, on November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, beginning in 2012 for emissions occurring in 2011. Also, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. The adoption and implementation of any laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, oil and gas exploration and production activities could have an adverse effect on the demand for our seismic equipment and associated services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could adversely affect or delay our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in additional operating restrictions or delays and adversely affect our business.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study expected to be available in late 2012. In addition, legislation was introduced in the past session of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process, and such legislation could be introduced and adopted in the current session of Congress. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services.

The Deepwater Horizon event and its aftermath, including any additional regulations that cause delays or deter new drilling, could adversely affect our financial position, results of operations and cash flows.

As a result of the Deepwater Horizon explosion and related oil leak last April 2010 in the U.S. Gulf of Mexico, the Secretary of the U.S. Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue a suspension, until November 30, 2010, of drilling activities for specified drilling configurations and technologies. Although this moratorium was lifted on October 12, 2010, we cannot predict with certainty when drilling operations will fully resume in the U.S. Gulf of Mexico. The BOEMRE has also issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the U.S. Gulf of Mexico, and may take other additional steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities, including delays in the issuance of drilling permits, as these various regulatory initiatives are implemented.

In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations, including the proposal to significantly increase the ability to demonstrate the minimum financial responsibility under the Federal Oil Pollution Act of 1990. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the U.S. Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory requirements, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the U.S. Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. Any one or more of these factors that lead to an increase in the cost of operations in offshore waters or any decrease or delay in offshore exploration and production activity could have a material adverse effect on the operation of the offshore exploration and development industry, which could adversely affect our financial condition, cash flows and results of operations.

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

Provisions of our Articles of Incorporation and the Texas Business Organizations Code may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our Board of Directors but that our shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. Because our Board of Directors is authorized to issue preferred stock with preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock. Although we have no shares of preferred stock outstanding and no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.

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

	High	Low

Fiscal Year Ended January 31, 2010:
First Quarter	$4.64	$2.42
Second Quarter	6.42	4.40
Third Quarter	7.98	4.38
Fourth Quarter	7.99	6.92
Fiscal Year Ended January 31, 2011:
First Quarter	$8.33	$6.75
Second Quarter	7.55	5.56
Third Quarter	8.73	6.25
Fourth Quarter	12.28	8.36

As of April 4 2011, there were approximately 6,000 beneficial holders of our common stock.

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

As of January 31, 2011, we had deposits in foreign banks equal to approximately $13.3 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2006 through January 31, 2011, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2006, and that all dividends were reinvested.

	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11
Mitcham Industries, Inc.	100.00	52.82	65.78	14.17	28.97	43.15
S&P Smallcap 600	100.00	108.41	100.73	63.73	88.56	115.95
Peer Group	100.00	153.21	175.36	43.18	89.97	119.48

The Peer Company Index consists of: Compagnie Generale de Geophysique-Veritas (NYSE: CGV), Dawson Geophysical Company (NASDAQ: DWSN) and Ion Geophysical Corp. (NYSE: IO).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser purchased any of our equity securities during the fourth quarter of the fiscal year ended January 31, 2011.

Item 6.	Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements including the notes thereto. Our historical results may not be indicative of the operating results to be expected in future periods.

	Years Ended January 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share amounts)

Statement of Income Data:
Total revenues	$71,363	$55,172	$66,812	$76,421	$48,910
Operating income	6,921	871	11,478	16,445	6,555
Income from continuing operations	4,729	520	9,065	11,439	9,285
Income from continuing operations per common share — basic	0.48	0.05	0.93	1.18	0.97
Income from continuing operations per common share — diluted	0.46	0.05	0.89	1.11	0.93
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	14,647	6,735	6,032	13,884	12,582
Seismic equipment lease pool and property and equipment, net	79,095	66,482	64,251	53,179	35,432
Total assets	137,971	115,397	104,227	103,901	83,302
Long-term debt	23,343	15,735	5,950	—	1,500
Total liabilities	43,256	30,442	27,104	28,133	23,796
Total shareholders’ equity	94,715	84,955	77,123	75,768	59,506

See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Seamap. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Lima, Peru; Bogota, Colombia; and Ufa, Russia. This includes the operations of our MCL, SAP and MSE subsidiaries and our branches in Peru and Colombia. These branches were established late in fiscal 2010 and did not contribute material revenues prior to the year ended January 31, 2011. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

Management believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management further believes that the performance of our Seamap segment is indicated by revenues from equipment sales and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Revenues:
Equipment Leasing	$50,018	$34,605	$49,903
Seamap	22,462	20,993	17,346
Less inter-segment sales	(1,117)	(426)	(437)

Total revenues	71,363	55,172	66,812

Cost of sales:
Equipment Leasing	34,494	27,010	25,128
Seamap	11,209	10,482	9,319
Less inter-segment costs	(982)	(445)	(279)

Total direct costs	44,721	37,047	34,168

Gross profit
Equipment Leasing	15,524	7,595	24,775
Seamap	11,253	10,511	8,027
Less inter-segment amounts	(135)	19	(158)

Total gross profit	26,642	18,125	32,644

Operating expenses:
General and administrative	16,755	14,977	17,497
Provision for doubtful accounts	1,795	1,378	2,897
Gain on insurance settlement	—	—	(580)
Depreciation and amortization	1,171	899	1,352

Total operating expenses	19,721	17,254	21,166

Operating income	$6,921	$871	$11,478

EBITDA(1)	$28,680	$19,794	$28,336
Adjusted EBITDA(1)	$29,779	$21,195	$30,521

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$4,729	$520	$9,065
Interest expense (income), net	473	415	(350)
Depreciation, amortization and impairment	22,717	18,740	16,531
Provision for income taxes	2,065	119	3,090
Gain from bargain purchase	(1,304)	—	—

EBITDA(1)	28,680	19,794	28,336
Stock-based compensation	1,099	1,401	2,185

Adjusted EBITDA(1)	$29,779	$21,195	$30,521

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$30,137	$14,085	$17,618
Stock-based compensation	(1,099)	(1,401)	(2,185)
Provision for doubtful accounts	(1,795)	(1,378)	(2,897)
Changes in trade accounts and contracts receivable	2,019	4,995	1,310
Interest paid	728	627	306
Taxes paid , net of refunds	508	1,269	4,574
Gross profit from sale of lease pool equipment	1,340	755	1,498
Changes in contract revenues in excess of billings	(573)	(1,704)	1,787
Changes in inventory	(727)	754	(1,282)
Changes in accounts payable, accrued expenses and other current liabilities	(1,964)	836	7,289
Other	106	956	318

EBITDA(1)	$28,680	$19,794	$28,336

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2011 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. We also occasionally sell new seismic equipment that we acquire from other manufacturers. AES produces and sells, as well as leases, equipment used to deploy and retrieve seismic equipment with helicopters. In addition to leasing seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

In recent months, there has been a recovery in global crude oil prices and, to a much lesser extent, North American natural gas prices. As a result of this, we have seen an increase in activity in areas such as Russia, Southeast Asia and South America. However, activity in North America has not recovered to the same degree. There are continued indications of improving business conditions in the seismic services industry, including recently some related to North America. The majority of activity in the United States is taking place within various so called “shale plays.” These indications include increased bid activity in our business and higher activity reported by certain seismic contractors. However, the magnitude and breadth of this recovery is uncertain. Uncertainty about the breadth and sustainability of the global economic recovery, we believe, contributes to this unsettled situation in the energy industry.

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

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra-deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. The BOEMRE implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that was lifted by Secretary of the Interior Ken Salazar on October 12, 2010. The moratorium effectively halted deepwater drilling of wells using subsea blowout preventers (“BOPs”) or surface BOPs on a floating facility. In addition, while the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new safety and operating measures intended to help prevent a similar disaster in the future. For example, before being allowed to resume drilling in deepwater, outer continental shelf operators must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, including those rules recently placed into effect, such as rules relating to well casing and cementing, BOPs, safety certification, emergency response, and worker training. Operators also must demonstrate the availability of adequate spill response and blowout containment resources. This oil spill and the regulatory actions taken by BOEMRE in response to the incident have had an adverse effect on seismic exploration programs in the affected areas. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities in deepwater, including delays in the issuance of drilling permits, as these various regulatory initiatives are fully implemented. These new requirements also have slowed the issuance of permits for new wells in shallow waters that were not subject to the moratorium.

In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations that could adversely affect drilling operations and cause operators to incur increased costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, Congress considered a variety of amendments to the Oil Pollution Act of 1990, or “OPA,” legislation in its last session in response to the Deepwater Horizon incident that, including increasing the level of financial responsibility required of offshore operators to cover costs that could be incurred in responding to an oil spill as well as increasing or totally eliminating limits for damages arising from an oil spill from a covered offshore facility that might be imposed on such operators, and it is unknown if similar legislation will be introduced and adopted in the current session of Congress. The adoption of any such amendments to OPA could significantly increase the costs of drilling and operating wells in offshore waters and thereby reduce the level of exploration and productions activities on the outer continental shelf. Any increase in the cost of operations in offshore waters and any decrease in offshore exploration and production activity could have a material adverse effect on the operation of the offshore exploration and development industry, which could have an adverse effect on our business, financial position and results of operation. While we have provided equipment for some marine seismic surveys in the Gulf of Mexico and these surveys have been delayed or cancelled, we do not expect the impact of these actions to be adversely material to us.

Due to the factors discussed above, the current outlook for our business remains uncertain. However, the geographic breadth of our operations and our expansive lease pool of equipment, as well as our generally stable financial position and our $35.0 million credit line position us, we believe, to address any downturn in the seismic industry for the foreseeable future.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Seamap has enjoyed increases in revenues over the past three fiscal years, despite of a general downturn in the marine seismic market during this period. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our

GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.

Over the past several years we have made significant additions to our lease pool of equipment, amounting to approximately $137 million in equipment purchases during the five years ended January 31, 2011. By adding this equipment we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. Additions to our lease pool during fiscal 2011 amounted to approximately $31.1 million. During fiscal 2010, we added approximately $19.6 million of new lease pool equipment, despite the decline in demand for equipment during this period. Although we did experience an overall decline in demand in fiscal 2010, there was an increase in demand for certain types of equipment, such as downhole seismic tools and three-component digital sensors. In fiscal 2009 we added approximately $34.9 million of equipment to our lease pool. As demand warrants, and as our access to capital allows, we will continue to make additions to our lease pool. Subsequent to January 31, 2011, we have added, or committed to add, approximately $25 million of additional equipment, primarily for markets such as South America and Europe. We have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. We also have recently added cable-free recording technology to our lease pool of ground recording equipment. In the future we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.

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

A significant portion of our revenues are generated from foreign sources. For the years ended January 31, 2011, 2010 and 2009, revenues from international customers totaled approximately $59.7 million, $40.0 million and $52.0 million, respectively. These amounts represent 84%, 72% and 78% of consolidated revenues in those fiscal years, respectively. The decrease in the proportion of our revenues from foreign sources in fiscal 2010 was the result of a specific contract in the United States during that period and was not, we believe, indicative of a trend. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars, Russian rubles and British pounds sterling. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For the fiscal year ended January 31, 2011, we recorded operating income of approximately $6.9 million, compared to approximately $871,000 for the fiscal year ended January 31, 2010 and approximately $11.5 million for the fiscal year ended January 31, 2009. The increase in fiscal 2011 reflects increased leasing revenue associated with the recovery in demand for seismic equipment. The significant decline in fiscal 2010 was primarily the result of reduced equipment leasing revenues, reduced equipment sales within our leasing segment and higher lease pool depreciation charges. These declines in fiscal 2010 were offset by improved sales and gross profits from our Seamap segment and by lower general and administrative expense.

The gross profit for our Equipment Leasing segment increased to approximately $15.5 million in fiscal 2011, compared to approximately $7.6 million in fiscal 2010. This increase resulted from higher leasing revenues, increased sales of new seismic, hydrographic and oceanographic equipment and is despite increased depreciation expense related to our lease pool of equipment. Our Equipment Leasing segment recorded decreased gross profit in the year ended January 31, 2010, as compared to the $24.8 million for the year ended January 31, 2009. Decreased leasing and equipment sales revenues, combined with higher direct costs and lease pool depreciation contributed to this decline. Our Seamap segment recorded gross profits of $11.2 million, $10.5 million and $8.0 million in the years ended January 31, 2011, 2010 and 2009, respectively. Seamap revenues increased in each of these years despite the overall downturn in the seismic industry that incurred during fiscal 2009 because certain customers continued to buy new equipment in order to enhance efficiency by upgrading technology. The improvement in revenues is also due in part to on-going support activities from our installed base of these products. Gross margins between fiscal 2011 and 2010 remained unchanged as approximately 50%. We improved gross profit margins for fiscal 2010 as compared to fiscal 2009 primarily through improved production efficiencies.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Revenues:
Equipment leasing	$36,825	$27,702	$37,747
Lease pool equipment sales	2,470	3,321	2,985
New seismic equipment sales	6,056	334	3,832
SAP equipment sales	4,667	3,248	5,339

	50,018	34,605	49,903
Cost of sales:
Lease pool depreciation	21,512	17,712	15,031
Direct costs — equipment leasing	3,739	3,760	2,041
Cost of lease pool equipment sales	1,130	2,566	1,487
Cost of new seismic equipment sales	4,362	146	2,637
Cost of SAP equipment sales	3,751	2,826	3,932

	34,494	27,010	25,128

Gross profit	$15,524	$7,595	$24,775

Gross profit margin	31%	22%	50%

During fiscal 2011 we began to experience a recovery in demand for seismic equipment from the decline that began in the fourth quarter of fiscal 2009, resulting in a 33% increase in leasing revenues in fiscal 2011 as compared to fiscal 2010. Geographically we experienced increased demand in South America, North America, Russia, Europe and the Middle East, and this demand appears to be continuing into fiscal 2012. We were able to respond to this increase in demand partially because of the additions we had made to our lease pool of equipment over the past few years. Also contributing to the increase in leasing revenues was our acquisition of AES in March of 2010, resulting in approximately $1.0 million in additional leasing revenues.

Leasing revenues for fiscal 2010 declined approximately 27% from fiscal 2009. The demand for equipment in Canada and Russia that normally occurs with the onset of winter was lower than in prior years and was significantly less than had been anticipated earlier in the year. This decline was due to significant reductions in oil and gas exploration activity as discussed above. The reduced activity in North America and the CIS, as well as other parts of the world, continued throughout fiscal 2010. During fiscal 2010, there were areas of improving demand such as South America and the Pacific Rim and late in 2010 demand began to increase in Russia and for marine equipment. These improvements did not, however, offset the overall decline in demand. During fiscal 2010, we generated approximately $5.4 million in equipment leasing revenues from one project in the United States. This was an unusually large contract and there can be no assurance that we will obtain similar contracts in the future.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to occur as opportunities arise and accordingly are difficult to predict. The gross profit and related gross profit margin from the sales of lease pool equipment amounted to approximately $1.3 million (54%) in fiscal 2011, $755,000 (23%) in fiscal 2010, and $1.5 million (50%) in fiscal 2009. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers, and AES regularly sells equipment that it produces for use in deploying and retrieving seismic equipment by helicopter. Often, the sales of new seismic equipment are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. The gross profit and related gross profit margin from the sales of new seismic equipment amounted to approximately $1.7 million (28%) in fiscal 2011, $188,000 (56%) in fiscal 2010 and $1.2 million (31%) in fiscal 2009. The down turn in oil and gas exploration activity in late 2009 resulted in a significant decline in demand for the purchase of new and used land seismic equipment during fiscal 2010. During fiscal 2011, AES contributed approximately $1.6 million to new and used equipment sales.

SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. The gross profit and related gross profit margin from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $916,000 (20%) in fiscal 2011, $422,000 (13%), in fiscal 2010, and $1.4 million (26%) in fiscal 2009. Included in SAP equipment sales for the year ended January 31, 2011 and 2010 is approximately $500,000 and $1.0 million, respectively, related to an approximately $3.5 million contract with the Australian government. This contract was accounted for using the percentage of completion method and resulted in a gross loss of approximately $94,000 in fiscal 2010. During fiscal 2010, we incurred approximately $200,000 in unexpected costs related to the fulfillment of this contract which amounts were not reimbursed. This contract was completed and all amounts owing related to it were collected in fiscal 2011. The sale of hydrographic and oceanographic equipment in fiscal 2010 declined, we believe, due to the budgetary concerns of various governmental agencies in light of the global financial crisis. These concerns caused projects and purchases to be cancelled or postponed. In fiscal 2011 we saw a partial recovery, however, this business remains subject to uncertainty due to governmental budgetary issues in many parts of the Pacific Rim.

Depreciation expense related to lease pool equipment for fiscal 2011 amounted to approximately $21.5 million, as compared to approximately $17.7 million in fiscal 2010 and approximately $15.0 million in fiscal 2009. The increase in depreciation expense in each of the periods resulted from the significant additions to our lease pool of equipment that we have made in recent periods. At January 31, 2011, lease pool assets with an acquisition cost of approximately $39.7 million were fully depreciated, yet remained in service. This compares to $48.9 million at January 31, 2010 and approximately $38.6 million at January 31, 2009. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

Our business generally parallels trends in the oil and gas industry. Increased demand for our equipment results in higher revenues and generally has no impact on depreciation in the short term as our equipment is depreciated from the first month it is placed in service until it is fully depreciated. Depreciation expense is recorded monthly whether or not the equipment is actually generating revenues on a lease contract. During periods of high demand, our ability to lease older equipment, (including fully depreciated equipment) is enhanced; whereas in periods of low, the opposite is true. As a result, revenues and depreciation expense will not necessarily directly correlate. Over the long-term, depreciation expense is impacted by increases in equipment purchases to meet demand for our leased equipment. We have been able to purchase equipment at discounts through volume purchase arrangements. A lower purchase price results in lower depreciation expense than in previous periods. Although some of the equipment in our lease pool has reached the end of its depreciable life the equipment continues to be in service and continues to generate revenues. Because the depreciable life of our equipment in our industry is determined more by technical obsolescence than by usage or wear and tear, some of our equipment, although fully depreciated, is still capable of functioning appropriately.

We recorded direct costs related to seismic leasing for fiscal 2011 in the amount of approximately $3.7 million as compared to approximately $3.8 million in fiscal 2010 and approximately $2.0 million in fiscal 2009. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. In fiscal 2010, costs increased despite the decline in leasing revenues due to the cost of importing equipment into Russia, Peru and Colombia and due to costs associated with sub-leasing certain equipment. Fiscal 2011 direct costs were higher in relation to leasing revenues than in fiscal 2009 due to on-going sublease and transportation costs.

Seamap

Revenues and cost of sales for our Seamap segment were as follows:

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Equipment sales	$22,462	$20,993	$17,346
Cost of equipment sales	11,209	10,482	9,319

Gross profit	$11,253	$10,511	$8,027

Gross profit margin	50%	50%	46%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. A large portion of Seamap’s sales consist of large discrete orders the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another that does not necessarily indicate a fundamental change in demand for these products. Despite the overall decline in oil and gas exploration activity discussed above, we did not experience a decline in the demand for Seamap’s products in fiscal 2011 or fiscal 2010. We believe that we have continued to experience relatively strong demand during this period because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. During fiscal 2011 we delivered four GunLink 4000 units and seven BuoyLink units, as compared to four and nine units, respectively in fiscal 2010 and one and eight units, respectively in fiscal 2009. As we have increased our installed base of GunLink and BuoyLink, as well as other products, we have generated increased revenues from the sale of spare parts, repairs and support services. As of January 31, 2011, Seamap had a backlog of approximately $8.6 million, as compared to approximately $9.3 million as of January 31, 2010 and $11.2 million as of January 31, 2009. The gross profit margin from the sale of Seamap equipment was essentially unchanged between fiscal 2011 and fiscal 2010, as production levels were approximately the same in each period and our production operations in Singapore remained stable. In both of the last two fiscal years we have been able to plan production and purchasing activities efficiently due to good visibility of the delivery requirements of our customers. This has contributed to higher gross margins than that experienced in fiscal 2009.

Operating Expenses

General and administrative expenses for fiscal 2011 amounted to approximately $16.8 million, compared to approximately $15.0 million and $17.5 million in fiscal 2010 and 2009, respectively. The increase in fiscal 2011 as compared to fiscal 2010 resulted primarily from higher compensation costs, including incentive compensation, and higher travel costs. In fiscal 2010, general and administrative expenses declined as compared to fiscal 2009 due to lower stock-based compensation, incentive compensation, travel and legal expenses. In fiscal 2011, we recorded stock-based compensation expense of approximately $1.1 million, as compared to approximately $1.4 million in fiscal 2010 and $2.2 million in fiscal 2009. Under Accounting Standards Codification (“ASC”) 718, the fair value of stock-based awards, such as stock options and restricted stock, is estimated at the time of the grant. This estimated value is then amortized over the expected vesting period of the award as compensation expense.

During fiscal 2011, 2010 and 2009, we recorded a provision for doubtful accounts in the amount of approximately $1.8 million, $1.4 million, and $2.9 million, respectively. The provision for doubtful accounts in fiscal 2011 and fiscal 2010 includes approximately $1.0 million related to one customer located in the CIS. Also included in the provision for doubtful accounts are approximately $645,000 in fiscal 2011, $600,000 in fiscal 2010 and $900,000 in fiscal 2009 related to a contract receivable. The customer defaulted on this obligation and we foreclosed on the equipment and other assets that were pledged as collateral; however, we were not able to recover some of the equipment. We have reduced the carrying value of this contract receivable to an amount equal to the fair market value of the equipment we did recover, based on an independent appraisal, less the costs to retrieve the equipment. The recovered equipment, which had an appraised value of approximately $3.2 million, was added to our lease pool in fiscal 2011. We have filed a claim with our insurance carrier relating to this matter and have a claim against the bankruptcy estate of the customer. However, the amount the recovery, if any, from these claims is uncertain and therefore have not been considered in determining the amount recoverable. At January 31, 2011 and 2010, we had trade accounts and note receivables over 90 days past due of approximately $6.3 million and $6.8 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2011 and 2010, our allowance for doubtful accounts receivable amounted to approximately $2.7 million and $2.4 million, respectively.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets arising from the acquisition of Seamap.

Other Income and Expense

We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, pursuant to the provisions of ASC 805 we recorded a gain from the bargain purchase as of the acquisition date. See Note 2 to our Consolidated Financial Statements.

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under our revolving line of credit. Interest expense increased in fiscal 2011 and fiscal 2010 due to borrowings under our line of credit used to finance purchases of lease pool.

Other income for the year ended January 31, 2011, 2010 and 2009 includes expense of approximately $958,000, income of approximately $183,000 and income of approximately $250,000, respectively, related to net foreign exchange losses and gains. These gains resulted primarily from transactions of our foreign subsidiaries denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes in fiscal 2011 amounted to approximately $2.1 million. This amount included a current tax provision of approximately $2.3 million, a deferred tax benefit of approximately $230,000, a provision of approximately $23,000 related to the potential impact of uncertain tax benefits, and estimated penalties and interest of approximately $256,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of a benefit of approximately $171,000 in United States taxes and approximately $2.0 million payable to foreign jurisdictions, primarily the United Kingdom, Canada, Australia, Singapore and Russia. In accordance with the provisions ASC 740, we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. See Note 10 to our consolidated financial statements.

Certain of our Canadian tax returns have been audited by the Canadian Revenue Agency (“CRA”). See Note 10 to our Consolidated Financial Statements. In connection with these audits, the CRA and provincial taxing authorities have assessed additional taxes, penalties and interest of approximately $7.6 million. The matters giving rise to these assessments relate, we believe, primarily to issues as to whether deductions are properly taken in Canada, or should be taken in the United States. Therefore, we have made application to the CRA and to the Internal Revenue Service (“IRS”) for competent authority assistance in order to avoid potential double taxation as provided for under the tax treaty between the United States and Canada. Accordingly, we expect these issues to be resolved pursuant to the competent authority process between the CRA and IRS. We have, however, filed protective protests with the CRA and with the Province of Alberta in case our request for competent authority assistance is denied. The issues involved in these assessments are included in our analysis of uncertain tax positions. In connection with the protests, we were required to make a payment totaling approximately $3.1 million against these potential obligations. Should we prevail in our request for assistance or in our appeals, all, or a portion, of this payment will be refunded. We are unable to estimate how long it will take to resolve these matters.

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

Our provision for income taxes in fiscal 2009 amounted to approximately $3.1 million. This amount included current taxes of $2.6 million, deferred taxes of $1.2 million, a benefit of $1.1 million related to the recognition of certain tax benefits and estimated penalties and interest of $400,000 related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $900,000 in United States taxes and approximately $1.7 million payable to foreign jurisdictions, primarily Australia, Singapore and Russia. Income taxes currently payable in the United States were reduced by approximately $121,000 due to deductions arising from the exercise of non-qualified stock options. This amount did not reduce our current tax provision but is credited directly to paid-in capital in accordance with the provisions of ASC 718. The $1.1 million tax benefit was recognized upon the resolution of specific uncertain tax positions. This uncertainty was resolved upon the expiration of the period in which certain of our U.S. tax returns could be examined by the IRS. In accordance with the provisions ASC 740 we have estimated the amount of penalties and interest that might accrue during the period should certain uncertain tax positions be resolved not in our favor. This amount is recorded as income tax expense. See Note 10 — to our consolidated financial statements.

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities and our revolving credit agreement. The principal factor that has affected our cash flows is in the level of oil and gas exploration and development activities as discussed above.

As of January 31, 2011, we had working capital of approximately $29.2 million and cash and cash equivalents of approximately $14.6 million, as compared to working capital of approximately $23.2 million and cash and temporary investments of approximately $6.7 million at January 31, 2010. Our working capital increased from January 31, 2010 to January 31, 2011 primarily due to working capital generated by operations and from the use of proceeds from our revolving credit facility to reduce accounts payable. The accounts payable arose primarily from the purchase of lease pool equipment.

Cash flows provided by operating activities amounted to approximately $30.1 million in fiscal 2011 as compared to approximately $14.1 million in fiscal 2010 and $17.6 million in fiscal 2009. In fiscal 2011, the primary sources of cash provided by operating activities were net income of $4.7 million and non-cash charges, including depreciation and amortization totaling approximately $22.7 million, provision for doubtful accounts of approximately $1.8 million and stock-based compensation of approximately $1.1 million. These were offset by non-operating cash items consisting of the gain from bargain purchase of approximately $1.3 million and the gross profit from the sale of lease pool equipment of approximately $1.3 million. The net change in other current assets and liabilities increased net cash provided by operating activities for fiscal 2011 by approximately $1.9 million. The most significant items contributing to this decrease in net cash provided by operating activities were a decrease in trade accounts and contracts receivable of approximately $2.0 million and net receipt of approximately $1.0 million related to income taxes.

In fiscal 2011, 2010 and 2009, we acquired approximately $31.1 million, $19.6 million and $34.9 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2011, our accounts payable included approximately $3.3 million related to lease pool purchases. As of January 31, 2010, the amount in accounts payable related to lease pool purchases was approximately $4.9 million, while the comparable amount as of January 31, 2009 was approximately $12.0 million. Accordingly, our Consolidated Statements of Cash Flows for the years ended January 31, 2011, 2010 and 2009 indicated purchases of equipment held for lease of approximately $32.7 million, $26.7 million and $31.5 million, respectively. Subsequent to January 31, 2011 we have purchased, or committed to purchase, approximately $25.0 million of additional lease pool equipment.

Cash flows from investing activities for each of the three fiscal years, 2011, 2010 and 2009 reflect proceeds of approximately $2.5 million, $3.3 million and $3.0 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment. During fiscal 2011 we expended approximately $2.1 million related to the acquisition of AES. In fiscal 2009, we received an insurance settlement of approximately $1.7 million arising from the destruction of equipment during Hurricane Ike. Included within financing activities are net borrowings under our revolving line of credit of approximately $6.3 million, $9.4 million and $6.0 million in fiscal 2011, 2010 and 2009, respectively. The proceeds from these borrowings are used primarily to temporarily finance purchases of new lease pool equipment. In fiscal 2011 we entered into a note payable with an equipment supplier in the amount of approximately $3.7 million in connection with the purchase of certain lease pool equipment. Payments on borrowings in fiscal 2011 represent installment payments made on this obligation. Financing activities also include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash infusions of $396,000 and $140,000 in fiscal 2011 and 2009, respectively. In fiscal 2009, SAP purchased approximately $1.4 million in short-term investments, consisting of time deposits with an Australian bank. These deposits were then pledged as collateral for performance bonds issued in connection with SAP’s contract with the Australian government. Approximately $684,000 and $744,000 of these investments were redeemed in fiscal 2011 and 2010, respectively, as the collateral was released. Due to the financing nature of this transaction, the purchase of the temporary investments is reflected within cash flows from financing activities.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance or surety companies. In some cases the surety requires that we post collateral to secure our obligations under the bonds. As of April 4, 2011, we have provided stand-by letters of credit totaling approximately $1.0 million as security for customs bonds.

In July 2010, we entered into an amended revolving credit agreement with First Victoria National Bank (the “Bank”), which provides for borrowings of up to $35.0 million. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base we believe that the entire $35.0 million of the facility is available to us, less amounts outstanding as described below. The revolving credit agreement matures on May 31, 2012. However, at any time prior to that maturity, we can convert any or all outstanding balances into a series of 48-month notes. The agreement provides that up to $7.0 million of the amount available for borrowing may be used to secure letters of credit. The credit agreement is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of April 4, 2011, we had approximately $21.2 million outstanding under this agreement and $1.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $12.8 million was available under the facility as of that date. The credit agreement contains certain financial covenants that require us, among other things, to maintain a maximum debt to shareholders’ equity ratio, maintain a minimum ratio of current assets to current liabilities ratio and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than a specified amount. We are in compliance with all of these covenants as more fully described as follows:

Actual as of January 31,
Description of		2011 or for
Financial Covenant	Required Amount	Period Then Ended

Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.28:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	3.0:1.0
Quarterly EBITDA	Not less than $2.0 million	$9.1 million

Under the terms of the revolving credit facility we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize these notes. As of January 31, 2011, there was approximately $21.7 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $452,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate plus 50 basis points.

Our average borrowing levels under our revolving credit agreement for each of the years ended January 31, 2011, 2010 and 2009 were $15,700,000, $9,833,000 and $5,263,000, respectively.

In October 2010, in connection with the purchase of certain lease pool equipment, we entered into a secured promissory note with a supplier in the amount of approximately $3.6 million. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. Pursuant to the terms of our revolving credit agreement we sought and received the consent of the bank for this transaction.

On March 1, 2010, we acquired AES for a total purchase price of approximately $3.8 million. The consideration consisted of approximately $2.1 million of cash at closing, approximately $1.4 million in promissory notes and approximately $300,000 in deferred cash payments. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. The deferred cash payment bears interest at 6% annually. We may offset amounts due pursuant to the promissory notes or the deferred cash payments against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to approximately $750,000 should AES attain certain levels of revenues during the 24-month period following the closing.

Pursuant to our exclusive equipment lease agreement with Sercel, see Part I — Item 1 — “Business,” we have agreed to purchase certain amounts of equipment through December 31, 2011. As of January 31, 2011, we had purchased or placed non-cancellable orders for a portion of that equipment, which amounts are reflected in the table of contractual obligations below. In order to fulfill the required purchases under the agreement, we will be required to place orders for approximately $10.0 million of additional equipment through December 31, 2012. Should we fail to meet these obligations, Sercel will have the right to terminate the agreement, including our exclusive referral arrangement. We are negotiating an amendment and extension to this agreement; however, there can be no assurance that we will successfully conclude these negotiations.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2011 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$26,520	$3,177	$23,343	$—	$—
Operating leases	2,349	1,075	1,036	223	15
Purchase obligations	11,698	11,698	—	—	—

Total	$40,567	$15,950	$24,379	$223	$15

At January 31, 2011, we had unrecognized tax benefits of approximately $4.9 million related to uncertain tax positions, including approximately $3.5 million of non-current income taxes payable. We are not able to reasonably estimate when, if ever, these obligations will be paid.

We believe that our liquidity needs will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility. However, should our needs for liquidity increase or should we decide to repay all, or a portion of, our revolving credit agreement, we may seek to issue other debt or equity securities. In March 2011, we filed a shelf registration statement with the SEC. Upon effectiveness, we may issue from time to time up to $60 million in common stock, warrants, preferred stock, debt securities or any combination thereof under the shelf registration statement. We currently have no plans to issue any such securities.

As of January 31, 2011, we had deposits in foreign banks equal to approximately $13.3 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such transfer taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Revenue Recognition

•	Leases — We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pay shipping and handling costs directly to the shipping agents.

•	Equipment Sales — We recognize revenue and cost of goods sold from equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectability. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.

•	Long-term project revenue — From time to time, SAP enters into contracts whereby it assembles and sales certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method.

•	Service agreements — Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts over the term of the contract. In some cases we will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, we provide support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer and any financial or operational leverage we may have in a particular situation. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers. As of January 31, 2011, the average age of our accounts receivable was approximately 76 days.

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

In accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, we annually assess our lease pool equipment for potential impairment. This analysis compares the estimated future undiscounted cash flows to be generated by these assets to the carrying value of the seismic equipment lease pool. Such analysis indicated that no impairment was required during fiscal 2011, 2010 or 2009. Additionally, we assess the need for impairment of our seismic equipment lease pool upon changes in circumstances that might indicate the carrying value of the assets is not recoverable. Such changes in circumstances might include a material decline in the demand for and cash flow generated by the equipment or technological advances that render a portion of the equipment obsolete. See Part 1- Item 1A — “Risk Factors.”

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

All of our goodwill and other intangible assets relate to our Seamap segment and we have determined that our Seamap segment is the reporting unit for purposes of impairment testing. Accordingly, we estimate fair value based upon estimated discounted cash flows of that segment. As of January 31, 2011 goodwill amounted to approximately $4.3 million. The estimated fair value of the reporting unit exceeded its carrying value by approximately 116%.

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

Variable	Decrease in Fair Value

10% decrease in projected annual cash flow	$3.6 million
33% decrease in terminal value applied to the	$4.1 million
estimated fourth year cash flow
100 basis point increase in cost of capital	$1.0 million

These changes in assumptions, individually and in the aggregate, would not have altered our conclusion that there was no impairment of our goodwill and other intangible assets as of January 31, 2011. The level of projected cash flows used in this analysis is consistent with historical results. However, any developments or circumstances that would materially adversely impact the results of our Seamap segment could have a material adverse effect on the estimated fair value. Such developments could include a material decline in demand for marine seismic equipment or other risk factors affecting our Seamap segment. See Part 1- Item 1A- Risk Factors.

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

Based on our evaluation of the evidence, as of January 31, 2011 and 2010 we did not provided a valuation allowance against our deferred tax assets.

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

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2011, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.0 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $400,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 59% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During the year ended January 31, 2011, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized an increase of approximately $3.4 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling and the Australian dollar.

Interest Rate Risk

As of January 31, 2011 there was approximately $21.7 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points which was 3.75% as of January 31, 2011. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $217,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Do to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2011 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that, as of January 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2011.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2011.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2011.

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

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

3.1		Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1
3.2		Second Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 28, 2004.	000-25142	3.2
4.1		Loan Agreement, dated September 24, 2008, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.	000-25142	10.1
4.2		First Amendment to Loan Agreement, dated March 24, 2010, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K, filed with the SEC on March 26, 2010.	000-25142	10.1
4.3		Second Amendment to Loan Agreement, dated July 27, 2010 by and between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Quarterly Report on Form 10-Q , filed with the SEC on September 8, 2010.	000-25142	10.1
4.4		Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1
4.5		Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2
10	.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.2*	Mitcham Industries, Inc. 1994 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-25142	10.3
10	.3*	Mitcham Industries, Inc. 1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.4
10	.4*	Mitcham Industries, Inc. 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 1998, filed with the SEC on June 1, 1998.	000-25142	Exhibit A
10	.5*	Amended and Restated 1998 Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.3
10	.6*	Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit A of Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2000, filed with the SEC on May 26, 2000.	000-25142	Exhibit A
10	.7*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2009.	000-25142	10.1
10	.8*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10	.9*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10	.10*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended October 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

				SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.11*	Form of Restricted Stock Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10	.12*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10	.13*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10	.14*	Form of Phantom Stock Award Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5
10	.15*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10	.16*	Form of Incentive Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10	.17*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10	.18*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 8, 2010.	000-21542	10.2
10.19		Exclusive Lease Agreement, dated September 4, 2009, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2009.	000-25142	10.2
10.20		Stock Purchase Agreement by and among Mitcham Canada Ltd, as Buyer, and Brett Cameron, Teresa Marshall, Steve and Ann Matthews, as Sellers, dated as of February 19, 2010	Incorporated by reference to Mitcham Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the SEC on April 9, 2010.	000-25142	10.20
10	.21*	Amendment to Mitcham Industries, Inc. 2000 Stock Option Plan	Incorporated by reference to Mitcham Industries, Inc.’s proxy statement for the fiscal year ended January 31, 2007, filed with the SEC on April 16, 2007.	000-21542	10.25

SEC File or
Exhibit				Registration	Exhibit
Number		Document Description	Report or Registration Statement	Number	Reference

10	.22*	Form of Performance Award for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 24, 2007.	000-21542	10.1
10	.23*	Form of Phantom Share Agreement for the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K filed on October 24, 2007.	000-21542	10.2
10.24		Secured Promissory Note dated October 15, 2010	Incorporated by reference to Mitcham Industries, Inc. Quarterly Report on Form 10-Q, filed with the SEC on December 8, 2010.	000-21542	10.1
12	.1†	Ration of Earnings to Fixed Charges
21	.1†	Subsidiaries of Mitcham Industries, Inc.
23	.1†	Consent of Hein & Associates LLP
31	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31	.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32	.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April 2011.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ Billy F. Mitcham, Jr. Billy F. Mitcham, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2011

/s/ Robert P. Capps Robert P. Capps	Executive Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 6, 2011

/s/ Peter H. Blum Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 6, 2011

/s/ Robert J. Albers Robert J. Albers	Director	April 6, 2011

/s/ John F. Schwalbe John F. Schwalbe	Director	April 6, 2011

/s/ Randal Dean Lewis Randal Dean Lewis	Director	April 6, 2011

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Mitcham Industries, Inc.’s internal control over financial reporting as of January 31, 2011 included in Item 9A of Part II in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011 and, accordingly, we do not express an opinion thereon.

Hein & Associates LLP

Houston, Texas
April 6, 2011

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2011	2010
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,647	$6,130
Restricted cash	—	605
Accounts receivable, net of allowance for doubtful accounts of $2,666 and $2,420 at January 31, 2011 and 2010, respectively	17,832	15,444
Current portion of contracts receivable	3,582	2,073
Inventories, net	4,813	5,199
Cost and estimated profit in excess of billings on uncompleted contract	—	398
Income taxes receivable	325	1,438
Deferred tax asset	1,427	1,400
Prepaid expenses and other current assets	2,128	1,986

Total current assets	44,754	34,673
Seismic equipment lease pool and property and equipment, net	79,095	66,482
Intangible assets, net	5,358	2,678
Goodwill	4,320	4,320
Prepaid foreign income tax	3,053	2,574
Deferred tax asset	—	88
Long-term portion of contracts receivable, net of valuation allowance of $1,487 at January 31, 2010	1,355	4,533
Other assets	36	49

Total assets	$137,971	$115,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,203	$6,489
Current maturities — long-term debt	3,177	93
Foreign income taxes payable	1,276	1,345
Deferred revenue	778	854
Accrued expenses and other current liabilities	5,165	2,668

Total current liabilities	15,599	11,449
Non-current income taxes payable	3,482	3,258
Deferred tax liability	832	—
Long-term debt	23,343	15,735

Total liabilities	43,256	30,442
Commitments and contingencies (Note 11 and 15)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 10,872 and 10,737 shares issued at January 31, 2011 and January 31, 2010, respectively	109	107
Additional paid-in capital	77,419	75,746
Treasury stock, at cost (925 and 925 shares at January 31, 2011 and 2010, respectively)	(4,843)	(4,843)
Retained earnings	14,976	10,247
Accumulated other comprehensive income	7,054	3,698

Total shareholders’ equity	94,715	84,955

Total liabilities and shareholders’ equity	$137,971	$115,397

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2011	2010	2009
	(In thousands, except per share data)

Revenues:
Equipment leasing	$36,825	$27,702	$37,747
Lease pool equipment sales	2,470	3,321	2,985
Seamap equipment sales	21,345	20,567	16,909
Other equipment sales	10,723	3,582	9,171

Total revenues	71,363	55,172	66,812

Cost of sales:
Direct costs — equipment leasing	3,739	3,760	2,041
Direct costs — lease pool depreciation	21,354	17,712	15,031
Cost of lease pool equipment sales	1,130	2,566	1,487
Cost of Seamap and other equipment sales	18,498	13,009	15,609

Total cost of sales	44,721	37,047	34,168

Gross profit	26,642	18,125	32,644

Operating expenses:
General and administrative	16,755	14,977	17,497
Provision for doubtful accounts	1,795	1,378	2,897
Gain from insurance settlement	—	—	(580)
Depreciation and amortization	1,171	899	1,352

Total operating expenses	19,721	17,254	21,166

Operating income	6,921	871	11,478
Other income (expense):
Gain from bargain purchase in business combination	1,304	—	—
Interest income	283	214	631
Interest expense	(756)	(629)	(281)
Other, net	(958)	183	327

Total other income (expense)	(127)	(232)	677

Income before income taxes	6,794	639	12,155
Provision for income taxes	2,065	119	3,090

Net income	$4,729	$520	$9,065

Net income per common share:
Basic	$0.48	$0.05	$0.93

Diluted	$0.46	$0.05	$0.89

Shares used in computing income per common share:
Basic	9,870	9,799	9,768

Diluted	10,181	9,963	10,205

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended January 31, 2009, 2010 and 2011
						Accumulated
						Other
			Additional			Comprehensive
	Common Stock		Paid-In	Treasury	Retained	Income
	Shares	Amount	Capital	Stock	Earnings	(Loss)	Total
	(In thousands)

Balances, January 31, 2008	10,708	$107	$71,929	$(4,805)	$662	$7,875	$75,768
Comprehensive income, net of tax:
Net income	—	—	—	—	9,065	—	9,065
Foreign currency translation	—	—	—	—	—	(10,156)	(10,156)

Comprehensive income							(1,091)

Issuance of common stock upon exercise of options	19	—	161	—	—	—	161
Restricted stock cancelled	(2)	—	—	—	—	—	—
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(21)	—	—	(21)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	121	—	—	—	121
Stock-based compensation	—	—	2,185	—	—	—	2,185

Balances, January 31, 2009	10,725	107	74,396	(4,826)	9,727	(2,281)	77,123
Comprehensive income, net of tax:
Net income	—	—	—	—	520	—	520
Foreign currency translation	—	—	—	—	—	5,979	5,979

Comprehensive income							6,499

Restricted stock issued	12	—	250	—	—	—	250
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(17)	—	—	(17)
Stock-based compensation in excess of tax benefit	—	—	(346)	—	—	—	(346)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	45	—	—	—	45
Stock-based compensation	—	—	1,401	—	—	—	1,401

Balances, January 31, 2010	10,737	107	75,746	(4,843)	10,247	3,698	84,955
Comprehensive income, net of tax:
Net income	—	—	—	—	4,729	—	4,729
Foreign currency translation	—	—	—	—	—	3,356	3,356

Comprehensive income							8,085

Issuance of common stock upon exercise of options	77	1	395	—	—	—	396
Restricted stock issued	58	1	184	—	—	—	185
Tax expense from exercise of stock options and vesting of restricted stock	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	1,099	—	—	—	1,099

Balances, January 31, 2011	10,872	$109	$77,419	$(4,843)	$14,976	$7,054	$94,715

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$4,729	$520	$9,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,717	18,740	16,531
Stock-based compensation	1,099	1,401	2,185
Provision for doubtful accounts	1,795	1,378	2,897
Gain from bargain purchase in business combination	(1,304)	—	—
Provision for inventory obsolescence	94	(48)	357
Gross profit from sale of lease pool equipment	(1,340)	(755)	(1,498)
Gain on insurance settlement	—	—	(580)
Excess tax expense (benefit) from exercise of non-qualified stock options	5	(45)	(121)
Provision for deferred income taxes	230	(120)	1,197
Non-current income taxes payable	224	270	(684)
Changes in:
Trade accounts and contracts receivable	(2,019)	(4,995)	(1,310)
Inventories	727	(754)	1,282
Income taxes payable and receivable	1,001	715	(2,289)
Contract revenues in excess of billings	573	1,704	(1,787)
Prepaid foreign income tax	(318)	(2,620)	—
Accounts payable, accrued expenses and other current liabilities	1,964	(836)	(7,289)
Prepaids and other, net	(40)	(470)	(338)

Net cash provided by operating activities	30,137	14,085	17,618

Cash flows from investing activities:
Sales from used lease pool equipment	2,470	3,321	2,985
Proceeds from insurance settlement	—	—	1,680
Purchases of seismic equipment held for lease	(32,736)	(26,684)	(31,535)
Purchases of property and equipment	(383)	(502)	(876)
Acquisition of AES, net of cash acquired	(2,100)	—	—

Net cash used in investing activities	(32,749)	(23,865)	(27,746)

Cash flows from financing activities:
Net proceeds from revolving line of credit	6,300	9,400	5,950
Proceeds from equipment notes	3,672	414	—
Payments on borrowings	(719)	—	(1,500)
Redemption (purchase) of short-term investment	684	744	(1,413)
Proceeds from issuance of common stock upon exercise of options and warrants, net of shares surrendered during exercises	396	(17)	140
Excess tax (expense) benefit from exercise of non-qualified stock options	(5)	45	121

Net cash provided by financing activities	10,328	10,586	3,298
Effect of changes in foreign exchange rates on cash and cash equivalents	801	261	(1,991)

Net increase (decrease) in cash and cash equivalents	8,517	1,067	(8,821)
Cash and cash equivalents, beginning of year	6,130	5,063	13,884

Cash and cash equivalents, end of year	$14,647	$6,130	$5,063

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

Revenue Recognition of Leasing Arrangements — The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2011 and 2010 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

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

Service agreements — Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Contracts receivable — In connection with the sale of seismic equipment, the Company will from time to time accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years and are collateralized by a security interest in the equipment sold. Interest income on contracts receivable is recognized as earned, unless there is a question as to collectability in which case it is recognized when received.

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

Seismic Equipment Lease Pool — Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on the Company’s books. The Company removes from its books the cost and accumulated depreciation of fully depreciated assets that are not expected to generate future revenues.

Property and Equipment — Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over their related estimated useful lives. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of useful life or the life of the respective leases. No salvage value is assigned to property and equipment.

Intangible Assets — Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 12.5 to 15-year period.

Impairment — The Company applies Accounting Standards Codification (“ASC”) 360-10, Impairment or Disposal of Long-Lived Assets (“ASC 360-10”), to its long-lived assets, including its amortizable intangible assets. ASC 360-10 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company, under the guidance of ASC 350, Intangibles-Goodwill and Other, performs an impairment test on goodwill on an annual basis. No impairment charges related to long-lived assets or goodwill were recorded during fiscal 2011, 2010 or 2009.

Product Warranties — Seamap provides its customers warranty against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the years ended January 31, 2011 and 2010, warranty expense amounted to approximately $70,000 and $281,000, respectively. Such claims were not material during the year ended January 31, 2009.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to the allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

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

Foreign Currency Translation — All balance sheet accounts of the Canadian, Australian, Singaporean, United Kingdom and Russian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Stock-Based Compensation — Effective February 1, 2006, the Company adopted the provisions of authoritative guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the fiscal year ended January 31, 2011, 2010 and 2009 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with authoritative guidance in effect prior to February of 2006, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

on the grant date fair value estimated in accordance with the provisions of authoritative guidance included in ASC 718.

Earnings Per Share — Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2011, 2010 and 2009, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2011	2010	2009
		(In thousands)

Stock options	299	155	414
Restricted stock	12	6	14
Phantom stock	—	3	9

Total dilutive shares	311	164	437

Anti-dilutive weighted shares of potential common stock of 726,000, 1,019,000 and 615,000 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively, have been excluded from the effect of dilutive shares.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2.	Acquisition

On March 1, 2010, MCL acquired all of the capital stock of AES for a total purchase price of Cdn$4,194,000 (approximately U.S. $3,984,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn$2,200,000 (approximately U.S. $2,100,000), promissory notes in the amount of Cdn$1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn$194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn$300,000. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to Cdn$750,000 should AES attain certain levels of revenues during the 24-month period following the acquisition, as specified in the agreement.

The Company hired an outside consulting firm, The BVA Group L.L.C. (“BVA”), to assess the fair value of the assets and liabilities acquired in the AES acquisition in accordance with ASC 805. The fair value of the contingent consideration was determined to be approximately Cdn$200,000. There were no amounts recognized related to other contingencies. The fair value of the assets and liabilities acquired exceeded the total value of consideration paid, resulting in a bargain purchase.

Upon the initial determination that the transaction had resulted in a bargain purchase, management and BVA reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair value. Certain revisions were made to these estimates, which resulted in a reduction in, but not the elimination of, the gain from bargain purchase. In this review management noted that the information used in determining the fair value of the

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

assets was the same information used to estimate the fair value of the contingent consideration portion of the purchase price. Further revisions to the estimates were not deemed to be appropriate.

Management then under took a review to determine what factors might contribute to a bargain purchase and if it were reasonable for a bargain purchase to occur. In this review, management noted that at the time the transaction was negotiated with the owners of AES, the oil services industry had recently experienced a decline and there was uncertainty as to the speed or depth of a recovery. Management believed that this situation was particularly difficult on small companies, such as AES, who had limited access to capital and liquidity. Furthermore, it appeared to management that the owners of AES were motivated to complete a transaction for personal financial reasons. Management also noted that there was a limited market for companies such as AES. Based upon all of these factors, management concluded that the occurrence of bargain purchase was reasonable. Accordingly, a gain of $1,304,000 was recorded as of the date of acquisition and no goodwill resulted from the transaction.

The following is a summary of the amounts recognized for assets acquired and liabilities assumed at the date of acquisition (in thousands):

Working capital	$327
Seismic equipment lease pool	2,990
Deferred taxes	(1,086)
Intangible assets	3,154

Revenue and net income for AES were $2,855,000 and $489,000, respectively, for the eleven months ended January 31, 2011. The operations of AES are included in our Equipment Leasing segment.

Pro Forma Results of Operations

The following consolidated pro forma results of operations for the years ended January 31, 2011 and 2010 assumes the acquisition of AES occurred as of the beginning of those periods and reflects the full results of operations for the periods presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future.

	Years Ended
	January 31,
	2011	2010
	(In thousands, except per share amounts)
	(unaudited)

Revenues	$71,524	$58,320
Net income	$4,636	$948
Earnings per share:
Basic	$0.47	$0.10
Diluted	$0.46	$0.10

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the years ended January 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended January 31,
	2011	2010	2009

Interest paid	$728	$627	$306
Income taxes paid, net	508	1,269	4,574
Seismic equipment purchases included in accounts payable at year-end	3,229	4,879	11,964
Stock issued for accrued compensation	185	250	—

4.	Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2011	2010

Raw materials	$2,440	$2,695
Finished goods	1,888	2,171
Work in progress	1,215	1,016

Cost of inventories	5,543	5,882
Less allowance for obsolescence	(730)	(683)

Net inventories	$4,813	$5,199

5.	Contracts Receivable

Contracts receivable consisted of $4,937,000, due from two customers as of January 31, 2011 and $6,606,000 due from five customers as of January 31, 2010. The balance of contracts receivable at January 31, 2011 and 2010 consists of contracts bearing interest at an average of approximately 9% and with remaining repayment terms from 15 to 17 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

Long-term contracts receivable at January 31, 2010 included approximately $3,217,000 related to a contract receivable from a customer that defaulted on this contract. During the three months ended January 31, 2011, the Company completed the repossession of the equipment that had been pledged as collateral for the defaulted contract obligation and added the equipment to its seismic equipment lease pool. The equipment was added to the seismic equipment lease pool based on its estimated fair value. Upon inventory of the repossessed equipment, it was determined that equipment with an estimated fair value of approximately $645,000 was missing. Accordingly, the carrying value of the contract obligation exceeded the estimated fair value of the equipment actually repossessed by approximately $645,000 and the Company has recorded a provision for doubtful accounts of this amount in the three months ended January 31, 2011. The Company has filed a claim in the amount of approximately $1,300,000 with its insurance carrier related to the missing equipment and certain costs incurred in repossessing the equipment. Additionally, the Company understands that the bankruptcy estate of the defaulting customer anticipates making distributions to creditors of the estate, including the Company. The amounts to be recovered from these claims, if any, are uncertain and therefore have not been considered in calculating the additional provision for doubtful accounts.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2011	2010

Recording channels	$72,786	$81,507
Other peripheral equipment	94,097	70,414

Cost of seismic equipment lease pool	166,883	151,921

Land and buildings	366	366
Furniture and fixtures	6,761	6,305
Autos and trucks	663	526

Cost of property and equipment	7,790	7,197

Cost of seismic equipment lease pool and property and equipment	174,673	159,118
Less accumulated depreciation	(95,578)	(92,636)

Net book value of seismic equipment lease pool and property and equipment	$79,095	$66,482

	As of January 31,
	2011	2010

Location of seismic equipment lease pool and property and equipment (In thousands):
United States	$56,206	$40,448
Canada	11,544	7,056
South America	4,384	10,052
Australia	3,443	4,360
Russia	3,009	3,906
Singapore	354	433
United Kingdom	155	227

Net book value of seismic equipment lease pool and property and equipment	$79,095	$66,482

7.	Goodwill and Other Intangible Assets

	Weighted	January 31, 2011			January 31, 2010
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	1/31/11	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)

Goodwill		$4,320			$4,320

Proprietary rights	9.4	$3,523	$(1,101)	$2,422	$3,516	$(838)	$2,678
Customer relationships	7.0	2,396	(274)	2,122	—	—	—
Patents	7.0	721	(82)	639	—	—	—
Trade name	7.0	197	(22)	175	—	—	—

Amortizable intangible assets		$6,837	$(1,479)	$5,358	$3,516	$(838)	$2,678

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Aggregate amortization expense was $637,000, $253,000 and $410,000 for the years ended January 31, 2011, 2010 and 2009, respectively. As of January 31, 2011, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31,:
2012	$672
2013	672
2014	672
2016	672
2016	672
Thereafter	1,998

Total	$5,358

As of January 31, 2011, the Company had goodwill of $4,320,000. No impairment has been recorded against the goodwill account.

8.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	As of January 31,
	2011	2010

Revolving line of credit	$21,650	$15,350
Equipment note	3,066	—
MCL notes	1,550	—
SAP equipment notes	254	478

	26,520	15,828
Less current portion	(3,177)	(93)

Long-term debt	$23,343	$15,735

On July 27, 2010, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2012. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at January 31, 2011. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied as of January 31, 2011. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the year ended January 31, 2011. The Company’s average borrowing levels under the revolving credit agreement for each of the years ended January 31, 2011, 2010 and 2009 were $15,700,000, $9,833,000 and $5,263,000, respectively.

In October 2010, the Company entered into a secured promissory note with a supplier in connection with the purchase of certain lease pool equipment. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. The Company received the consent of the Bank for this transaction.

In March of 2010, MCL entered into two promissory notes related to the purchase of AES (See Note 2). The notes bear interest at 6.0% per year and are repayable in two equal installments on March 1, 2011 and 2012.

During the year ended January 31, 2010, SAP entered into two notes payable to finance the purchase of certain equipment. The notes, which are secured by the equipment purchased, bear interest at 7.4% and 7.9% and are due through July 2014 and February 2011, respectively.

9.	Shareholders’ Equity

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2011 and 2010. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 10,872,000 and 10,737,000 are issued as of January 31, 2011 and 2010, respectively.

During the years ended January 31, 2010 and 2009, approximately 2,000 and 1,000 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $7.40 and $13.75, respectively. No shares were surrendered in exchange for payment of taxes during 2011.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$(522)	$(3,342)	$3,574
Foreign	7,316	3,981	8,581

Total	$6,794	$639	$12,155

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$(171)	$(821)	$(70)
Foreign	2,466	1,060	1,963

	2,295	239	1,893
Deferred:
Domestic	(183)	74	469
Foreign	(47)	(194)	728

	(230)	(120)	1,197

Income tax expense	$2,065	$119	$3,090

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Federal income tax expense at 34%	$2,310	$217	$4,133
Decrease in foreign effective tax rate	131	69	213
Permanent differences	(300)	(14)	245
Foreign effective tax rate differential	(1,149)	(565)	(785)
Recognition of tax benefits upon resolution of uncertain tax positions	—	—	(1,083)
Potential tax, penalties and interest resulting from uncertain tax positions	279	270	399
Undistributed earnings of foreign affiliates	646	174	—
Foreign withholding taxes	122	—	—
Other	26	(32)	(32)

	$2,065	$119	$3,090

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s deferred taxes consisted of the following as of:

	As of January 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Net operating losses	$1,424	$1,407
Tax credit carry forwards	2,937	2,521
Stock option book expense	2,589	2,235
Allowance for doubtful accounts	900	1,214
Allowance for inventory obsolescence	188	210
Accruals not yet deductible for tax purposes	413	347
Other	389	325

Gross deferred tax assets	8,840	8,259
Valuation allowance	—	—

Deferred tax assets	8,840	8,259
Deferred tax liabilities:
Undistributed earnings of controlled foreign corporations not permanently reinvested	(2,877)	(2,944)
Fixed assets	(2,949)	(1,708)
Non-deductible intangible assets	(921)	(379)
Other	(73)	(371)

Deferred tax liabilities	(6,820)	(5,402)
Effect of uncertain tax positions	(1,424)	(1,369)

Total deferred tax assets, net	$596	$1,488

During the year ended January 31, 2010, certain stock based compensation agreements were settled or expired such that the book expense related to these agreements exceeded the tax deduction received by the Company. Accordingly, the deferred tax asset related to these items was reduced by approximately $346,000, which reduced additional paid-in capital. Comparable amounts for the year ended January 31, 2011 were not material.

As of January 31, 2011, the Company had a domestic net operating loss of approximately $1,410,000 which it intends to carry back, resulting in an income tax receivable of $363,000 and an alternative minimum tax credit carryforward of $117,000.

The Company had Canadian net operating loss carry forwards of approximately $5,397,000 (Canadian $5,409,000) as of January 31, 2011. By statute the Canadian net operating losses will begin to expire in 2011; however, the statutory period is extended as a result of the pending request for competent authority assistance as discussed below. The deferred tax asset related to this item has been offset by our liability for uncertain tax positions as the deductions giving rise to the net operating loss carryforward are subject to uncertain tax positions.

The Company had Australian foreign tax withholding credit carry forwards of approximately $122,000 (Australian $131,000) that expired in the year ended January 31, 2011. The Company also recorded a deferred tax asset for potential foreign tax credits associated with undistributed earnings of controlled foreign corporations not permanently reinvested of approximately $2,086,000 and other tax credit carryforwards totaling approximately $851,000.

The Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

subsequent years totaling approximately $7,600,000 have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the Internal Revenue Service (“IRS”) seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest the Company was required to make prepayments of approximately $3,100,000 against the assessment. These items are contemplated in the Company’s tax liability for uncertain tax positions.

As of January 31, 2011 and 2010, the Company had unrecognized tax benefits amounting to approximately $4,906,000 and $4,627,000, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of $1,556,000 and $1,300,000 as of January 31, 2011 and January 31, 2010, respectively. Included in income tax expense for the year ended January 31, 2011 is tax expense of $256,000 related to potential penalties and interest. Included in income tax expense for the year ended January 31, 2010 is a benefit of $262,000 from the reduction in the estimated penalties and interest attributable to uncertain tax positions. Included in income tax expense for the year ended January 31, 2009 is a benefit of $1,083,000 resulting from the resolution of uncertain tax positions and expense of $399,000 related to potential penalties and interest.

The Company does not believe that it is reasonably possible that any material amounts of uncertain tax positions will be resolved within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2011	2010	2009
	(In thousands)

Unrecognized tax benefits as beginning of year	$(3,327)	$(2,795)	$(3,878)
Increases as a result of tax positions taken in prior years	(23)	(532)	—
Increases as a result of tax positions taken in current	—	—	—
year
Settlements	—	—	—
Lapse of statute of limitations	—	—	1,083

Unrecognized tax benefits as of end of year	$(3,350)	$(3,327)	$(2,795)

Recognition of the unrecognized tax benefits of $3,350,000 would have an effect on the effective tax rate.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s tax returns may be subject to examination by the IRS for fiscal years ended January 31, 2008 through 2010. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2006 through 2010. In connection with the refund request resulting from a net operating loss carryback, the Company’s U.S. federal income tax returns for the years ended January 31, 2009 and 2010 were reviewed by the IRS. The result of this review was a decrease in taxable income of approximately $370,000, which resulted in an additional refund of $66,000 and an alternative minimum tax credit carryforward of $54,000.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Commitments and Contingencies

Purchase Obligations — At January 31, 2011, the Company had approximately $11,698,000 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2011.

12.	Stock Option Plans

At January 31, 2011, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the years ended January 31, 2011, 2010 and 2009, was approximately $1,099,000, $1,401,000 and $2,185,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the years ended January 31, 2011, 2010 and 2009 was $2.75, $4.80 and $16.41, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2011	2010	2009

Risk free interest rate	1.82 - 1.97%	2.21 - 2.36%	3.19%
Expected life	2.4 - 4.4 yrs	2.9 - 5.5 yrs	3.4 - 5.4 yrs
Expected volatility	57 - 58%	60 - 61%	50%
Expected dividend yield	0.0%	0.0%	0.0%

ASC 718 requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in-flows and operating out-flows. The Company had excess tax expense of approximately $5,000 during the year ended January 31, 2011. The Company had excess tax benefits of approximately $45,000 and $121,000 during the years ended January 31, 2010 and 2009, respectively.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2011, there were approximately 242,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended January 31, 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term (In Years)	(In Thousands)

Outstanding, January 31, 2010	1,526	$8.69
Granted	145	6.62
Exercised	(78)	5.10
Forfeited	—	—
Expired	(1)	16.64

Outstanding, January 31, 2011	1,592	$8.68	5.55	$5,948

Exercisable at January 31, 2011	1,324	$8.95	4.94	$4,692
Vested and expected to vest at January 31, 2011	1,589	$8.69	5.55	$5,915

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2011. This amount changes based upon the market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended January 31, 2011 and 2009 was $143,000 and $163,000, respectively. The fair value of options that vested during the years ended January 31, 2011, 2010 and 2009 was approximately $1,301,000, $1,981,000 and $1,631,000, respectively. For the year ended January 31, 2011, approximately 292,000 options vested.

As of January 31, 2011, there was approximately $322,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.2 years.

During the year ended January 31, 2011, $396,000 was received from the exercise of options.

Restricted stock as of January 31, 2011 and changes during the year ended January 31, 2011 were as follows:

	Year Ended January 31, 2011
	Number of
	Shares	Weighted Average
	(In Thousands)	Grant Date Fair Value

Unvested, beginning of period	—	—
Granted	58	6.54
Vested	(26)	6.71
Canceled	—	—

Unvested, end of period	32	6.40

As of January 31, 2011, there was approximately $102,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.8 years.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Segment Reporting

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2011			As of January 31, 2010			As of January 31, 2009
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Fixed assets, net	$78,586	$509	$79,095	$66,214	$661	$66,482	$63,888	$905	$64,251
Intangible assets, net	2,936	2,422	5,358	—	2,678	2,678	—	2,744	2,744
Goodwill	—	4,320	4,320	—	4,320	4,320	—	4,320	4,320

	For the Years Ended
	January 31, 2011			January 31, 2010			January 31, 2009
	Equipment			Equipment			Equipment
	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated	Leasing	Seamap	Consolidated

Revenues	$50,018	$22,462	$71,363	$34,605	$20,993	$55,172	$49,903	$17,346	$66,812
Interest income (expense), net	(470)	(3)	(473)	(418)	3	(415)	325	25	350
Income (loss) before taxes	1,527	5,402	6,794	(4,293)	5,832	639	9,452	226	12,155
Capital expenditures	32,876	243	33,119	27,130	56	27,186	31,818	593	32,411
Depreciation and amortization expense	22,120	597	22,717	18,013	727	18,740	15,402	1,129	16,531

Approximately $1,117,000, $426,000 and $437,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years 2011, 2010 and 2009, respectively. Capital expenditures and fixed assets are reduced by approximately $292,000, $37,000 and $117,000 for the fiscal years 2011, 2010 and 2009, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

A reconciliation of income (loss) before taxes is as follows (in thousands):

	Years Ended January 31,
	2011	2010	2009

Equipment Leasing	$1,527	$(4,293)	$9,452
Seamap	5,402	5,832	226
Reconciling items:
Elimination of (profit) loss from inter-company sales	(135)	19	(158)
Foreign exchange (gain) loss on inter-company transactions of a long-term investment nature	—	(914)	2,600
Other	—	(5)	35

Consolidated income before taxes	$6,794	$639	$12,155

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Financial Data (Unaudited)

		Quarters Ended:
	Fiscal Year	April 30	July 31	October 31	January 31

Net revenues:	2011	$16,500	$15,155	$19,973	$19,735
	2010	$10,605	$12,677	$14,530	$17,360

Gross profit:	2011	6,943	4,655	5,979	$9,065
	2010	3,772	3,332	6,165	4,856

Income (loss) before income taxes:	2011	3,185	(281)	1,103	$2,787
	2010	46	(1,438)	1,414	617

Incomes taxes (benefit):	2011	791	(135)	376	$1,033
	2010	126	(428)	388	33

Net income (loss):	2011	2,394	(146)	727	$1,754
	2010	(80)	(1,010)	1,026	584

Income per common share — basic:	2011	$0.24	$(0.01)	$0.07	$0.18
	2010	$(0.01)	$(0.10)	$0.10	$0.06

Income per common share — diluted:	2011	$0.24	$(0.01)	$0.07	$0.17
	2010	$(0.01)	$(0.10)	$0.10	$0.06

15.	Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2011 and 2010 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $755,000, $714,000 and $462,000 for the years ended January 31, 2011, 2010 and 2009, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the years ended January 31, 2011, 2010 and 2009 was approximately $1,007,000, $862,000 and $762,000, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending:

2012	$1,075
2013	669
2014	367
2015	154
2016	69
Thereafter	15

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Concentrations

Credit Risk — As of January 31, 2011 and 2010, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $6,638,000 from three customers and $5,091,000 from two customers, respectively.

The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $13,256,000 at January 31, 2011 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Industry Concentration — The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has historically been subject to cyclical activity and is dependant in large part on the expected future prices of oil and natural gas. Should the industry experience a decline in the price of oil and natural gas, the Company could be subject to significantly greater credit risk and declining demand for its products and services.

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

17.	Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2011	2010	2009

Canada	$5,294	$3,608	$6,498
UK/Europe	16,765	14,358	20,502
South America	8,042	4,545	3,313
Asia/South Pacific	15,444	12,447	10,778
Eurasia	10,812	1,637	6,156
Other	3,347	3,393	4,715

Total	$59,704	$39,988	$51,962

During the each of the years ended January 31, 2011 and 2009, one customer exceeded 10% of total revenues. During the year ended January 31, 2010, three customers exceeded 10% total revenues.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mitcham Industries, Inc.
Huntsville, Texas

Our audits of the consolidated financial statements referred to in our report dated April 6, 2011 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. (the “Company”) listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas
April 6, 2011

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to Costs	Charged to Other		Deductions		Balance at End of
Description	Beginning of Period	and Expenses	Accounts		Describe		Period
	(in thousands)

Allowance for doubtful accounts
January 31, 2011	$2,420	1,183	22	(a)	(959	)(b)	$2,666
January 31, 2010	$2,300	786	50	(a)	(716	)(b)	$2,420
January 31, 2009	$1,512	1,976	(43	)(a)	(1,145	)(b)	$2,300
Allowance for obsolete equipment and inventory
January 31, 2011	$923	216	(195)		(214	)(c)	$730
January 31, 2010	$1,204	372	133	(a)	(786	)(c)	$923
January 31, 2009	$1,044	360	(186	)(a)	(14	)(c)	$1,204

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.