Form 10-Q
period 2011-04-30
MITCHAM INDUSTRIES INC
filed 2011-06-07
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,022,794 shares of common stock, $0.01 par value, were outstanding as of June 3, 2011.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,641	$14,647
Restricted cash	101	—
Accounts receivable, net	23,269	17,832
Current portion of contracts receivable	3,888	3,582
Inventories, net	5,350	4,813
Income taxes receivable	363	325
Deferred tax asset	1,651	1,427
Prepaid expenses and other current assets	2,317	2,128

Total current assets	51,580	44,754
Seismic equipment lease pool and property and equipment, net	98,282	79,095
Intangible assets, net	5,399	5,358
Goodwill	4,320	4,320
Prepaid foreign income tax	3,386	3,053
Long-term portion of contracts receivable, net	161	1,355
Other assets	40	36

Total assets	$163,168	$137,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,329	$5,203
Current maturities — long-term debt	3,267	3,177
Income taxes payable	996	1,276
Deferred revenue	1,019	778
Accrued expenses and other current liabilities	5,510	5,165

Total current liabilities	33,121	15,599
Non-current income taxes payable	4,285	3,482
Deferred tax liability	1,595	832
Long-term debt, net of current maturities	20,120	23,343

Total liabilities	59,121	43,256
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 10,917 and 10,872 shares issued at April 30, 2011 and January 31, 2011, respectively	109	109
Additional paid-in capital	77,949	77,419
Treasury stock, at cost (925 shares at April 30, 2011 and January 31, 2011)	(4,843)	(4,843)
Retained earnings	21,068	14,976
Accumulated other comprehensive income	9,764	7,054

Total shareholders’ equity	104,047	94,715

Total liabilities and shareholders’ equity	$163,168	$137,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	April 30,
	2011	2010
Revenues:

Equipment leasing	$16,775	$9,566
Lease pool equipment sales	335	363
Seamap equipment sales	8,349	5,781
Other equipment sales	1,043	790

Total revenues	26,502	16,500

Cost of sales:

Direct costs — equipment leasing	2,157	744
Direct costs — lease pool depreciation	6,090	4,912
Cost of lease pool equipment sales	97	149
Cost of Seamap and other equipment sales	4,233	3,752

Total cost of sales	12,577	9,557

Gross profit	13,925	6,943

Operating expenses:
General and administrative	4,648	4,187
Depreciation and amortization	305	279

Total operating expenses	4,953	4,466

Operating income	8,972	2,477

Other (expenses) income:
Gain from bargain purchase in business combination	—	1,304
Interest, net	(175)	(94)
Other, net	(336)	(502)

Total other (expenses) income	(511)	708

Income before income taxes	8,461	3,185

Provision for income taxes	(2,368)	(791)

Net income	$6,093	$2,394

Net income per common share:

Basic	$0.61	$0.24

Diluted	$0.58	$0.24

Shares used in computing net income per common share:

Basic	9,923	9,808

Diluted	10,470	10,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months
	Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,093	$2,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,429	5,291
Stock-based compensation	216	273
Gain from bargain purchase in business combination	—	(1,304)
Provision for inventory obsolescence	31	52
Gross profit from sale of lease pool equipment	(238)	(214)
Deferred tax provision	1,195	1,037
Changes in non-current income taxes payable	170	(189)
Changes in working capital items, net of effects from business combination:
Accounts receivable	(4,570)	190
Contracts receivable	888	909
Inventories	(329)	766
Prepaid expenses and other current assets	(193)	(63)
Income taxes receivable and payable	(334)	(282)
Costs incurred and estimated profit in excess of billings on uncompleted contract	—	(17)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,231	946

Net cash provided by operating activities	10,589	9,789

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(8,132)	(4,651)
Purchases of property and equipment	(54)	(28)
Sale of used lease pool equipment	335	363
Acquisition of AES, net of cash acquired	(155)	(2,100)

Net cash used in investing activities	(8,006)	(6,416)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(1,900)	3,200
Payments on borrowings	(1,327)	(101)
Net purchases of short-term investments	(101)	(47)
Proceeds from issuance of common stock upon exercise of options	343	—

Net cash (used in) provided by financing activities	(2,985)	3,052

Effect of changes in foreign exchange rates on cash and cash equivalents	396	(123)

Net change in cash and cash equivalents	(6)	6,302

Cash and cash equivalents, beginning of period	14,647	6,130

Cash and cash equivalents, end of period	$14,641	$12,432

Supplemental cash flow information:

Interest paid	$306	$160
Income taxes paid	$1,313	$459
Purchases of seismic equipment held for lease in accounts payable at end of period	$19,515	$3,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2011 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2011, the results of operations for the three months ended April 30, 2011 and 2010, and the cash flows for the three months ended April 30, 2011 and 2010, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2012.
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
3. Acquisition
     On March 1, 2010, MCL acquired all of the capital stock of AES for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,100,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bear interest at 6% annually, payable semi-annually. Principal payments on the notes totalling Cdn $750,000 were made in March of 2011, with the remaining balance payable due in March 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers are entitled to additional cash payments should AES attain certain levels of revenues during the 24-month period following the acquisition, as specified in the agreement. During the three months ended April 30, 2011 the Company paid Cdn $150,000 pursuant to the earn-out provision. The sellers may be entitled to up to an additional Cdn $450,000 if certain conditions are met.
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
     Upon the initial determination that the transaction had resulted in a bargain purchase, management and BVA reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair value. Certain revisions were made to these estimates, which resulted in a reduction in, but not the elimination of, the gain from bargain purchase. In this review management noted that the information used in determining the fair value of the assets was the same information used to estimate the fair value of the contingent consideration portion of the purchase price. Further revisions to the estimates were not deemed to be appropriate.
     Management then undertook a review to determine what factors might contribute to a bargain purchase and if it were reasonable for a bargain purchase to occur. In this review, management noted that at the time the transaction was negotiated with the owners of AES, the oil services industry had recently experienced a decline and there was uncertainty as to the speed or depth of a recovery. Management believed that this situation was particularly difficult on small companies, such as AES, who had limited access to capital and liquidity. Furthermore, it appeared to management that the owners of AES were motivated to complete a transaction for personal financial reasons. Management also noted that there was a limited market for companies such as AES. Based upon all of these factors, management concluded that the occurrence of bargain purchase was reasonable. Accordingly, a gain of $1,304,000 was recorded as of the date of acquisition and no goodwill resulted from the transaction.
     The following is a summary of the amounts recognized for assets acquired and liabilities assumed at the date of acquisition (in thousands):

Working capital	$327
Seismic equipment lease pool	2,990
Deferred taxes	(1,086)
Intangible assets	3,154
The pro forma effect on the revenues, net income and earnings per share assuming the acquisition occurred February 1, 2010 are not material.
4. Restricted Cash
     In connection with certain contracts, SAP has pledged approximately $101,000 in short-term time deposits as of April 30, 2011 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately 17 months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.
5. Balance Sheet

	April 30,	January 31,
	2011	2011
	(in thousands)
Accounts receivable:
Accounts receivable	$25,939	$20,498
Allowance for doubtful accounts	(2,670)	(2,666)

Total accounts receivable, net	$23,269	$17,832

Contracts receivable:
Contracts receivable	$4,049	$4,937
Less current portion of contracts receivable	(3,888)	(3,582)

Long-term portion of contracts receivable, net	$161	$1,355

     Contracts receivable consisted of $4,049,000 due from two customers as of April 30, 2011 and $4,937,000 due from two customers as of January 31, 2011. Contracts receivable at April 30, 2011 and January 31, 2011 consist of contracts bearing interest at an average of approximately 9% per year and with remaining repayment terms from 12 to 14 months. These contracts are collateralized by the equipment sold and are considered collectable; thus no allowances have been established for them.

	April 30,	January 31,
	2011	2011
	(in thousands)
Inventories:
Raw Materials	$2,698	$2,440
Finished goods	2,111	1,888
Work in progress	1,339	1,215

	6,148	5,543
Less allowance for obsolescence	(798)	(730)

Total inventories, net	$5,350	$4,813

	April 30,	January 31,
	2011	2011
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$195,177	$166,883
Land and buildings	366	366
Furniture and fixtures	7,045	6,761
Autos and trucks	691	663

	203,279	174,673
Accumulated depreciation and amortization	(104,997)	(95,578)

Total seismic equipment lease pool and property and equipment, net	$98,282	$79,095

6. Goodwill and Other Intangible Assets

	Weighted	April 30, 2011			January 31, 2011
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	04/30/11	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	9.1	$3,590	$(1,180)	$2,410	$3,523	$(1,101)	$2,422
Customer relationships	6.8	2,530	(369)	2,161	2,396	(274)	2,122
Patents	6.8	762	(112)	650	721	(82)	639
Trade name	6.8	208	(30)	178	197	(22)	175

Amortizable intangible assets		$7,090	$(1,691)	$5,399	$6,837	$(1,479)	$5,358

     As of April 30, 2011, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $172,000 and $131,000 for the three months ended April 30, 2011 and 2010. As of April 30, 2011, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2012	$525
2013	700
2014	700
2015	700
2016	700
2017 and thereafter	2,074

Total	$5,399

7. Long-Term Debt and Notes Payable
     Long-term debt and notes payable consist of the following (in thousands):

	April 30, 2011	January 31, 2011
Revolving line of credit	$19,750	$21,650
Equipment note	2,476	3,066
MCL notes	843	1,550
SAP equipment notes	318	254

	23,387	26,520
Less current portion	(3,267)	(3,177)

Long-term debt	$20,120	$23,343

     On July 27, 2010, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2012. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.
     Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at April 30, 2011. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied as of April 30, 2011. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended April 30, 2011. The Company’s average borrowings under the revolving credit agreement for the three months ended April 30, 2011 and 2010 were approximately $21,073,000 and $17,786,000, respectively.
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
     In March of 2010, MCL entered into two promissory notes related to the purchase of AES (See footnote 3). The notes bear interest at 6.0% per year with the first of two equal installments paid in March of 2011 and the balance due in March of 2012.
     During the year ended January 31, 2010, SAP entered into two notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased. One of these notes bears interest at 7.4% and is due in 2014. The other note bears interest at 8.35% and is due in March 2013.

8. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States dollar exchange rates, which is recorded as follows:

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Net income	$6,093	$2,394
Gain from foreign currency translation adjustment	2,709	1,882

Comprehensive income	$8,802	$4,276

     The gain from foreign currency translation adjustment for the three months ended April 30, 2011 resulted primarily from the increases in the value of the Canadian, Australian, and Singapore dollars and the Russian ruble compared to the United States dollar.
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
     The Company is subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Australia, Canada, Colombia, Peru, Russia, Singapore, and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2003. With respect to ongoing audits, the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $8,600,000 including penalties and interest, have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest, the Company has been required to make a prepayment of approximately $2,900,000 against the assessment, which was made in fiscal 2010.
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

     Current income taxes payable of $996,000 at April 30, 2011 consists of foreign taxes of $886,000 and domestic taxes of $110,000. Current income taxes payable of $1,276,000 at January 31, 2011 consists entirely of foreign taxes.
10. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three months ended April 30, 2011 and 2010:

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Basic weighted average common shares outstanding	9,923	9,808

Stock options	527	274
Unvested restricted stock	20	—

Total weighted average common share equivalents	547	274

Diluted weighted average common shares outstanding	10,470	10,082

11. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2011 and 2010 was approximately $216,000 and $273,000, respectively. During the three months ended April 30, 2011, options to purchase 30,000 shares of common stock were granted to non-employee members of the Company’s Board of Directors.
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
     Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2011	As of January 31, 2011
	Total assets	Total assets
	(in thousands)
Equipment Leasing	$140,522	$118,929
Seamap	23,108	19,569
Eliminations	(462)	(527)

Consolidated	$163,168	$137,971

     Results for the three months ended April 30, 2011 and 2010 were as follows:

	Revenues		Operating income		Income before taxes
	2011	2010	2011	2010	2011	2010
	(in thousands)		(in thousands)		(in thousands)
Equipment Leasing	$18,153	$10,719	$5,349	$1,038	$5,286	$1,934
Seamap	8,450	5,830	3,561	1,399	3,113	1,147
Eliminations	(101)	(49)	62	40	62	104

Consolidated	$26,502	$16,500	$8,972	$2,477	$8,461	$3,185

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
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
•	decline in the demand for seismic data and our services;

•	the effect of fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	seasonal fluctuations that can adversely affect our business;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	resolution of pending tax audits;

•	risks associated with our manufacturing operations; and

•	risks associated with our foreign operations, including foreign currency exchange risk.
     Our income tax liability may increase as a result of an assessment by taxing authorities in the United States or foreign jurisdictions.
     The Canadian Revenue Agency (“CRA”) has proposed an increase of approximately $8,600,000, including interest and penalties, in our Canadian income tax liability for tax years ending December 31, 2004, 2005, and 2006. The issues involved relate to the deductibility of certain expenses and whether those deductions should be taken in Canada or the United States.
     To avoid double taxation as a result of this proposed adjustment, we have filed requests for competent authority assistance with the CRA and with the U.S. Internal Revenue Service (the “IRS”) seeking guidance regarding the proper treatment of these deductions. In addition, we have filed an appeal of the assessment with the CRA and the Province of Alberta, which has been stayed pending resolution of the competent authority process. There is no guarantee that the CRA and the IRS will reach an agreement on the treatment of the deductions. If they do not reach an agreement, we may be required to pursue arbitration under the tax treaty between the United States and Canada or other administrative remedies in order to receive the requested relief from double taxation. If the

CRA and the IRS reach an agreement in response to our competent authority request, there is no guarantee that the agreement will avoid economic double taxation in all cases. Moreover, resolution of our competent authority request may take several years, during which time interest may continue to accrue on the assessment.
     In certain circumstances we may decide to withdraw our request for competent authority assistance and continue to pursue our appeal of the assessment. However, there is no guarantee that the CRA or the courts will sustain our appeal and we may ultimately be required to pay the increased tax liability. Any increase in our tax liability as a result of the assessment or the result of the competent authority, treaty, or arbitration proceedings, beyond the amounts we have provided in our financial statements, would negatively affect the results of our operations and could negatively affect the value of our common stock.
     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“2011 Form 10-K”), (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview
     We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Ufa, Russia; Bogota, Colombia; and Lima, Peru. Our Equipment Leasing segment includes the operations of our Mitcham Canada, Ltd. (“MCL”), Absolute Equipment Solutions, Inc. (“AES”), Seismic Asia Pacific Pty. Ltd. (“SAP”), and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. We acquired AES effective March 1, 2010. Our equipment manufacturing segment is conducted by our Seamap subsidiaries and therefore is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Revenues:
Equipment Leasing	$18,153	$10,719
Seamap	8,450	5,830
Inter-segment sales	(101)	(49)

Total revenues	26,502	16,500

Cost of sales:
Equipment Leasing	9,121	6,434
Seamap	3,619	3,212
Inter-segment costs	(163)	(89)

Total cost of sales	12,577	9,557

Gross profit	13,925	6,943
Operating expenses:
General and administrative	4,648	4,187
Depreciation and amortization	305	279

Total operating expenses	4,953	4,466

Operating income	$8,972	$2,477

	For the Three Months Ended
	April 30,
	2011	2010
	(in thousands)
EBITDA (1)	$15,065	$7,266
Adjusted EBITDA (1)	$15,281	$7,539

Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income	$6,093	$2,394
Interest expense, net	175	94
Depreciation and amortization	6,429	5,291
Provision for income taxes	2,368	791
Gain from bargain purchase	—	(1,304)

EBITDA (1)	15,065	7,266
Stock-based compensation	216	273

Adjusted EBITDA (1)	$15,281	$7,539

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$10,589	$9,789
Stock-based compensation	(216)	(273)
Changes in trade accounts and contracts receivable	3,682	(1,099)
Interest paid	306	160
Taxes paid , net of refunds	1,313	459
Gross profit from sale of lease pool equipment	238	214
Changes in inventory	329	(766)
Changes in accounts payable, accrued expenses and other current liabilities	(1,231)	(946)
Other	55	(272)

EBITDA (1)	$15,065	$7,266

(1)	EBITDA is defined as net income (loss) before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes (c) depreciation, amortization and impairment and (d) the gain from bargain purchase. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2011 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. AES produces and sells, as well as leases, equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.
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
     Business Outlook
     Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and exploration and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain.
     There has been a general trend in the industry towards high-density, complex seismic surveys calling for higher channel counts. This can require seismic contractors to deploy more equipment on these surveys. We believe that this trend has resulted, and will continue to result, in additional demand for rental equipment.
     In recent months, there has been a recovery in global crude oil prices and, to a much lesser extent, North American natural gas prices. As a result of this, we have seen an increase in activity in areas such as Russia, Southeast Asia and South America. We have also recently seen increasing activity in North America. Much of the activity in the United States is taking place within various so called “shale plays”. The higher level of activity is indicated by increased bid activity in our business and higher activity reported by certain seismic contractors.
     We have recently seen a significant increase in seismic exploration activity, and demand for our equipment, in South America, especially Colombia. In response to these developments, in the first quarter of fiscal 2012 we have added a significant amount of new equipment and deployed much of that equipment to our branch operation in Colombia. However, this additional equipment did not contribute significantly to our results of operations for the three months ended April 30, 2011.
     In addition, we have recently seen an increase in inquiries for our equipment for use in Europe. We believe that much of this increased demand results from activity surrounding shale gas prospects in Eastern Europe. In order to take advantage of these opportunities and to increase utilization of our lease pool, we are planning to establish a new operating facility in Hungary.
     Despite the positive trends discussed above, the magnitude and breadth of the recovery in exploration activity is uncertain. The oil and gas industry in general, and the seismic industry specifically, has historically been subject to significant cyclicality and uncertainty. Uncertainty about the breadth and sustainability of the global economic recovery, we believe, contributes to this unsettled situation in the energy industry.
     In the aftermath of the Deepwater Horizon disaster in the Gulf of Mexico, there has been essentially no seismic exploration activity in the United States’ portion of the Gulf of Mexico. While we have historically provided equipment for some marine seismic surveys in the Gulf of Mexico and these surveys have been delayed or cancelled, we do not expect the impact of these actions to be materially adverse to us. Very recently there has been a permit issued for a seismic exploration survey in the Gulf of Mexico; however, there is no assurance that this indicates a trend or that we will benefit from any resumption of exploration activity in this area.
     The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependant in part on their ability to obtain appropriate financing. Although there was a decline in marine seismic activity during fiscal 2010, there has been a rebound in such activity in fiscal 2011 and early fiscal 2012. Many marine contractors have retired older vessels and, therefore, decreased the total capacity within the marine seismic industry. However, there are indications that many of these contractors are seeking to upgrade technology in order to operate more efficiently. There have also been announcements recently of intentions by some contractors to add new-build vessels to their fleets. Certain of our existing and potential customers have continued to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.
     We have made significant additions to our lease pool over the past five years, totaling over $125 million. This has, we believe, resulted in an increase in the revenue generating capacity of our equipment leasing segment. These additions have been in response to the industry trends towards higher channel counts, as discussed above, and the geographic expansion of our leasing operations. In the three months ended April, 2011, we added approximately $24.4 million of new lease pool equipment, including Sercel 428 land recording systems and Unite cable-free systems. In the past few years, we have also expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added a variety of marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. We recently have added new cable free recording technology to our lease pool of ground recording equipment. In the future, we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.
     We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. Most recently, in fiscal 2010 we established branch operations in Peru and in Colombia and have plans to open a facility in Hungary during fiscal 2012. We are also considering enhancing our marine leasing activities by expanding our operations in Singapore. We may seek to further expand our operations to additional locations in the future either through establishing “green field” operations or by acquiring existing operations. We are studying a variety of such opportunities but have made no specific plans at this time.
     A significant portion of our revenues are generated from foreign sources. For the three months ended April 30, 2011 and 2010, revenues from international customers totaled approximately $21.4 million and $14.7 million, respectively, representing 81% and 89% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that entering into derivative instruments for hedging purposes would be cost effective.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices in the three month periods ending April 30, 2011 and 2010, except as described above.
     Results of Operations
     Revenues for the three-month periods ended April 30, 2011 and 2010 were approximately $26.5 million and $16.5 million, respectively. The increase was due primarily to increased leasing revenues and higher Seamap sales. The increased revenues reflect the increased activity within the seismic industry as discussed above. For the three months ended April 30, 2011, we generated operating income of approximately $9.0 million as compared to approximately $2.5 million for the three months ended April 30, 2010. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.

     Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended
	April 30,
	2011	2010
	($ in thousands)
Revenue:
Equipment leasing	$16,775	$9,566
Lease pool equipment sales	335	363
New seismic equipment sales	275	61
SAP equipment sales	768	729

	18,153	10,719

Cost of sales:
Lease pool depreciation	6,155	4,952
Direct costs-equipment leasing	2,157	744
Cost of lease pool equipment sales	97	149
Cost of new seismic equipment sales	136	11
Cost of SAP equipment sales	576	578

	9,121	6,434

Gross profit	$9,032	$4,285

Gross profit %	50%	40%
     Equipment leasing revenues increased approximately 75% in the first quarter of fiscal 2012 from the first quarter of fiscal 2011. A number of factors contributed to this significant increase. These factors include increased demand in the United States, a stronger winter season in Canada, the addition of additional equipment to our lease pool such as cable-free recording systems and equipment from AES, increased activity in South America, increased rentals of downhole equipment and increased marine equipment rentals. Our first fiscal quarter has historically been the strongest quarter for our leasing business due to very high seasonal demand in Canada and Russia. This year’s first quarter reflects that trend and we would not expect subsequent periods in fiscal 2012 to reflect the same level of activity. In Canada, we experienced very high demand and utilization of our lease pool during the first quarter of fiscal 2012. In Russia, while we did experience essentially full utilization for much of the first quarter of fiscal 2012, the winter season there was unusually short and leasing revenues in the fiscal 2012 first quarter were actually slightly less than in the first quarter of fiscal 2011. As discussed above, during the first quarter of fiscal 2012 we deployed additional equipment into South America. While leasing revenues in South America in the first quarter of fiscal 2012 did increase over the first quarter of 2011, the majority of the additional equipment did not generate revenue during this period.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. For the three months ended April 30, 2011 and 2010, sales of lease pool equipment generated gross profit of approximately $238,000 and $214,000, respectively.
     Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Also, AES regularly sells equipment that it produces. For the three months ended April 30, 2011 and 2010, sales of new seismic equipment generated gross profit of approximately $139,000 and $50,000, respectively.
     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the first quarter ended April 30, 2011, SAP generated a gross profit of approximately $192,000 from these transactions as compared to approximately $151,000 in the fiscal quarter ended April 30, 2010. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Direct costs related to equipment leasing for the three months ended April 30, 2011 increased approximately 190% over the same period in the prior year. These increases are attributable to the generally higher leasing activity in the fiscal 2012 period and the cost of redeploying equipment to different geographic regions.
     For the three months ended April 30, 2011, lease pool depreciation increased approximately 24% over the three months ended April 30, 2010. The increase in lease pool depreciation results from the additions we made to our lease pool in fiscal 2011 and, to a lesser extent, in fiscal 2012. When newly acquired lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Overall, our Equipment Leasing segment generated a gross profit of approximately $9.0 million in the first quarter of fiscal 2012 as compared to approximately $4.3 million in the first quarter of fiscal 2011. This increase is attributable primarily to the increase in leasing revenues in the fiscal 2012 period, despite higher depreciation and direct costs.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended
	April 30,
	2011	2010
	($ in thousands)
Equipment sales	$8,450	$5,830
Cost of equipment sales	3,619	3,212

Gross profit	$4,831	$2,618

Gross profit %	57%	45%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2011, Seamap shipped two GunLink 4000 systems and three BuoyLink systems which contributed significantly to revenues in that period. During the three months ended April 30, 2010, we shipped two GunLink 4000 systems. The balance of revenues in both periods relates to the sale of certain other equipment, such as streamer weight collars and providing on-going support and repair services, as well as spare parts sales. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2012 and fiscal 2011 periods, except as described below.
     The gross profit from the sale of Seamap equipment for the three months ended April 30, 2011 was higher than that for the three months ended April 30, 2010 due to changes in product mix and due to a discount provided in the three months ended April 30, 2010 to a particular customer. This non-recurring discount reflected certain volume purchase commitments made by that customer.
     Operating Expenses
     General and administrative expenses for the quarter ended April 30, 2011 were approximately $4.6 million, compared to approximately $4.2 million for the quarter ended April 30, 2010. The increase results primarily from the generally higher level of activity in the fiscal 2012 period, including higher personnel and travel costs.
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
     Net interest expense for the three months ended April 30, 2011 amounted to approximately $175,000, consisting of interest expense related primarily to our revolving credit agreement of approximately $296,000 offset by interest income of approximately $121,000. Net interest expense for the three months ended April 30, 2010 amounted to approximately $94,000, consisting of interest expense related to our revolving credit agreement of approximately $149,000 offset by interest income of approximately $55,000. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions.
     Other expenses of approximately $336,000 for the three months ended April 30, 2011 and $502,000 for the three months ended April 30, 2010 relate primarily to foreign exchange losses incurred by our foreign subsidiaries. These losses relate primarily to changes in the local functional currency balances of accounts receivable denominated in United States dollars. These changes occur as the value of the United States dollar versus the local currency fluctuates.
     Provision for Income Taxes
     Our tax provision for the three months ended April 30, 2011 was approximately $2.4 million, which indicates an effective tax rate of approximately 28%. This is less than the U.S. statutory rate of 34% due to lower tax rates in foreign jurisdictions in which a significant amount of our earnings are generated. For the three months ended April 30, 2010, our tax provision was $791,000, which is an effective tax rate of approximately 25%. The gain from the bargain purchase is not taxable and therefore reduced our effective tax rate for the period. Absent the effect of this item, our effective tax rate for the three months ended April 30, 2010 would have been approximately 42%. This rate is higher than the United States statutory rate of 34% due primarily to estimated potential penalties and interest arising from uncertain tax positions. Pursuant to accounting standards, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions.
Liquidity and Capital Resources
     As of April 30, 2011, we had working capital of approximately $18.5 million, including cash and cash equivalents and restricted cash of approximately $14.7 million, as compared to working capital of approximately $29.2 million, including cash and cash equivalents and restricted cash of approximately $14.6 million, at January 31, 2011. Our working capital decreased during the three months ended April 30, 2011 primarily due to purchases of leasepool equipment and repayments of borrowings under our revolving credit agreement.
     Net cash provided by operating activities was approximately $10.6 million in the first three months of fiscal 2012 as compared to approximately $9.8 million in the same three months in fiscal 2011. This increase resulted primarily from the increase in net income in the fiscal 2011 period and the effect of higher non-cash depreciation expenses in the fiscal 2012 period.
     Net cash flows used in investing activities for the three months ended April 30, 2011 included purchases of seismic equipment held for lease totaling approximately $8.1 million. There was approximately $19.5 million in accounts payable at April 30, 2011 related to lease pool purchases. At January 31, 2011, there was approximately $3.2 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $24.4 million in the first three months of fiscal 2012, as compared to approximately $3.7 million in the first three months of fiscal 2011. As of April 30, 2011, we had outstanding commitments for the purchase of approximately $3.0 million of lease pool equipment.
     In the first three months of fiscal 2012, proceeds from the sale of lease pool equipment amounted to approximately $335,000. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     Net cash used in financing activities was approximately $3.0 million in the first three months of fiscal 2012 and fiscal 2011. During the three months ended April 30, 2011, we made net repayments of approximately $1.9 million under our revolving credit agreement. During this period, we also made installment payments of approximately $750,000 related to the notes given to the sellers of AES and installment payments of approximately $577,000 pursuant to the promissory note issued in October 2010 related to the purchase of certain equipment. During the three months ended April 30, 2011, we received approximately $343,000 upon the exercise of stock options.
     In July 2010, we entered into an amended million revolving credit agreement with First Victoria National Bank (the “Bank”), which provides for borrowing of up to $35.0 million. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that $35.0 million of orrowings under the facility were available to us, less amounts currently outstanding as described below. The revolving credit facility matures on May 31, 2012. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The agreement also provides that up to $7.0 million of the available borrowing may be used to secure letters of credit. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The credit agreement provides that we may not incur or maintain indebtedness in excess of $1.0 million without the written consent of the Bank, except for borrowings related to the credit agreement. As of June 3, 2011 we had approximately $24.0 million outstanding under the facility and $1.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $10.0 million was available under the facility as of that date. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million.
     As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2011:

Actual as of April 30,
Description of Financial		2011 or for the period then
Covenant	Required Amount	ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.22:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	1.56:1.0

Quarterly EBITDA	Not less than $2.0 million	$15.1 million
     Under the terms of the revolving credit facility we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize those notes. As of April 30, 2011, there was approximately $19.8 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $411,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate plus 50 basis points. Our average borrowing levels under our revolving credit facility for the three months ended April 30, 2011 and 2010 were approximately $21.1 million and $17.8 million, respectively.
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
     On March 1, 2010, we acquired AES for a total purchase price of approximately $4.0 million. The consideration consisted of approximately $2.1 million of cash at closing, approximately $1.4 million in promissory notes, a post-closing working capital adjustment payment of approximately $184,000 and approximately $300,000 in deferred cash payments. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments. The first of these installments was paid on March 1, 2011, with the remaining payment due March 1, 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. The deferred cash payment bears interest at 6% annually. We may offset amounts due pursuant to the promissory notes or the deferred cash payments against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments should AES attain certain levels of revenues during the 24-month period following the closing. In April 2011, we made a payment of approximately $150,000 pursuant to this provision of the agreement. The sellers may be entitled to additional payments of up to approximately $450,000.
     Pursuant to our exclusive equipment lease agreement with Sercel we have agreed to purchase certain amounts of equipment through December 31, 2011. In order to fulfill the required purchases under the agreement, we will be required to place orders for approximately $10.0 million of additional equipment through December 31, 2011. Should we fail to meet these obligations, Sercel will have the right to terminate the agreement, including our exclusive referral arrangement. We are negotiating an amendment and extension to this agreement; however, there can be no assurance that we will successfully conclude these negotiations.
     We believe that the working capital requirements, contractual obligations and expected capital expenditures discussed above, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations and from amounts available under our revolving credit facility discussed above. However, we may seek other sources of capital, such as debt or equity financing, in order to fund additional purchases of lease pool equipment and our continued global expansion.
     As of April 30, 2011, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $14.1 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2011, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $5.4 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $0.5 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
     Some of our foreign operations are conducted through wholly-owned foreign subsidiaries that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 78% of our net assets are impacted by changes in foreign currencies in relation to the United States dollar.
     Interest Rate Risk
     As of April 30, 2011there was approximately $19.8 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points, which was 3.75% as of April 30, 2011. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $198,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2011 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2011 have not materially changed.
     Our business, results of operations and financial position are subject to a number of risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011 which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

MITCHAM INDUSTRIES, INC.
Date: June 7, 2011	/s/ Robert P. Capps
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