Form 10-Q
period 2011-07-31
MITCHAM INDUSTRIES INC
filed 2011-09-08
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,413,909 shares of common stock, $0.01 par value, were outstanding as of September 6, 2011.

MITCHAM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,897	$14,647
Restricted cash	102	—
Accounts receivable, net	21,208	17,832
Current portion of contracts receivable	3,380	3,582
Inventories, net	5,597	4,813
Prepaid income tax	711	325
Deferred tax asset	1,396	1,427
Prepaid expenses and other current assets	3,395	2,128

Total current assets	49,686	44,754
Seismic equipment lease pool and property and equipment, net	101,563	79,095
Intangible assets, net	5,231	5,358
Goodwill	4,320	4,320
Prepaid foreign income tax	3,434	3,053
Long-term portion of contracts receivable, net	—	1,355
Other assets	40	36

Total assets	$164,274	$137,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,961	$5,203
Current maturities — long-term debt	2,662	3,177
Income taxes payable	408	1,276
Deferred revenue	1,790	778
Accrued expenses and other current liabilities	8,594	5,165

Total current liabilities	20,415	15,599
Non-current income taxes payable	4,445	3,482
Deferred tax liability	84	832
Long-term debt, net of current maturities	1,084	23,343

Total liabilities	26,028	43,256
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,339 and 10,872 shares issued at July 31, 2011 and January 31, 2011, respectively	133	109
Additional paid-in capital	110,773	77,419
Treasury stock, at cost (925 shares at July 31, 2011 and January 31, 2011)	(4,857)	(4,843)
Retained earnings	22,369	14,976
Accumulated other comprehensive income	9,828	7,054

Total shareholders’ equity	138,246	94,715

Total liabilities and shareholders’ equity	$164,274	$137,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,
	2011	2010	2011	2010
Revenues:

Equipment leasing	$12,272	$6,493	$29,047	$16,059
Lease pool equipment sales	326	159	661	522
Seamap equipment sales	6,534	7,200	14,883	12,981
Other equipment sales	2,146	1,303	3,189	2,093

Total revenues	21,278	15,155	47,780	31,655

Cost of sales:

Direct costs — equipment leasing	1,826	846	3,983	1,590
Direct costs — lease pool depreciation	6,703	5,355	12,793	10,267
Cost of lease pool equipment sales	107	100	204	249
Cost of Seamap and other equipment sales	4,429	4,199	8,662	7,951

Total cost of sales	13,065	10,500	25,642	20,057

Gross profit	8,213	4,655	22,138	11,598

Operating expenses:
General and administrative	5,794	4,162	10,442	8,349
Provision for (recovery of) doubtful accounts	(492)	797	(492)	797
Depreciation and amortization	312	296	617	575

Total operating expenses	5,614	5,255	10,567	9,721

Operating income (loss)	2,599	(600)	11,571	1,877

Other (expenses) income:

Gain from bargain purchase in business combination	—	—	—	1,304
Interest, net	(95)	(118)	(270)	(212)
Other, net	(336)	437	(672)	(65)

Total other (expenses) income	(431)	319	(942)	1,027

Income (loss) before income taxes	2,168	(281)	10,629	2,904

(Provision) benefit for income taxes	(868)	135	(3,236)	(656)

Net income (loss)	$1,300	$(146)	$7,393	$2,248

Net income (loss) per common share:

Basic	$0.12	$(0.01)	$0.71	$0.23

Diluted	$0.11	$(0.01)	$0.67	$0.22

Shares used in computing net income per common share:

Basic	10,970	9,838	10,447	9,824
Diluted	11,615	9,838	11,043	10,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net income	$7,393	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,479	10,970
Stock-based compensation	937	770
Gain from bargain purchase in business combination	—	(1,304)
Provisions for doubtful accounts	—	797
Provision for inventory obsolescence	63	104
Gross profit from sale of lease pool equipment	(457)	(273)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(394)	(3)
Deferred tax benefit	(109)	(1,258)
Changes in non-current income taxes payable	694	281
Changes in working capital items, net of effects from business combination:
Accounts receivable	(2,753)	1,225
Contracts receivable	1,718	1,363
Inventories	(565)	1,353
Prepaid expenses and other current assets	(1,119)	(196)
Income taxes receivable and payable	(1,272)	550
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,023	1,516

Net cash provided by operating activities	19,638	18,143

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(30,461)	(6,957)
Purchases of property and equipment	(253)	(80)
Sale of used lease pool equipment	661	522
Payment for earn-out provision (Note 3)	(155)	—
Acquisition of AES, net of cash acquired	—	(2,100)

Net cash used in investing activities	(30,208)	(8,615)

Cash flows from financing activities:
Net payments on line of credit	(20,900)	(6,050)
Proceeds from equipment notes	37	—
Payments on borrowings	(2,000)	(120)
Net purchases of short-term investments	(101)	(52)
Proceeds from issuance of common stock upon exercise of options	739	244
Net proceeds from public offering of common stock (Note 8)	30,994	—
Excess tax benefit from exercise of non-qualified stock options and restricted shares	394	3

Net cash provided by (used in) financing activities	9,163	(5,975)

Effect of changes in foreign exchange rates on cash and cash equivalents	657	83

Net change in cash and cash equivalents	(750)	3,636
Cash and cash equivalents, beginning of period	14,647	6,130

Cash and cash equivalents, end of period	$13,897	$9,766

Supplemental cash flow information:

Interest paid	$497	$314
Income taxes paid	$3,529	$1,220
Purchases of seismic equipment held for lease in accounts payable at end of period	$7,524	$10,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet as of January 31, 2011 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2011, the results of operations for the three and six months ended July 31, 2011 and 2010, and the cash flows for the six months ended July 31, 2011 and 2010, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2012.
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
3. Acquisition
     On March 1, 2010, MCL acquired all of the capital stock of AES for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactures, sells and leases “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,100,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bear interest at 6% annually, payable semi-annually. Principal payments on the notes totaling Cdn $750,000 were made in March of 2011, with the remaining balance payable due in March 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers are entitled to additional cash payments should AES attain certain levels of revenues during the 24-month period following the acquisition, as specified in the agreement. In April 2011, the Company paid Cdn $150,000 pursuant to the earn-out provision. The sellers may be entitled to up to an additional Cdn $450,000 if certain conditions are met.
     The Company hired an outside consulting firm, The BVA Group L.L.C. (“BVA”), to assess the fair value of the assets and liabilities acquired in the AES acquisition. The fair value of the contingent consideration was determined to be approximately Cdn $200,000. There were no amounts recognized related to other contingencies. The fair value of the assets and liabilities acquired exceeded the total value of consideration paid, resulting in a bargain purchase.
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
The pro forma effect on the revenues, net income and earnings per share, assuming the acquisition occurred February 1, 2010, are not material.
4. Restricted Cash
     In connection with certain contracts, SAP had pledged approximately $102,000 in short-term time deposits as of July 31, 2011 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately 14 months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.
5. Balance Sheet

	July 31,	January 31,
	2011	2011
	(in thousands)
Accounts receivable:
Accounts receivable	$23,878	$20,498
Allowance for doubtful accounts	(2,670)	(2,666)

Total accounts receivable, net	$21,208	$17,832

Contracts receivable:
Contracts receivable	$3,380	$4,937
Less current portion of contracts receivable	(3,380)	(3,582)

Long-term portion of contracts receivable, net	$—	$1,355

     Contracts receivable consisted of $3,380,000 due from two customers as of July 31, 2011 and $4,937,000 due from two customers as of January 31, 2011. Contracts receivable at July 31, 2011 and January 31, 2011 consisted of contracts bearing interest at an average of approximately 9% per year and with remaining repayment terms from nine to 11 months. These contracts are collateralized by the equipment sold and are considered collectable; thus, no allowances have been established for them.

	July 31,	January 31,
	2011	2011
	(in thousands)
Inventories:
Raw materials	$2,620	$2,440
Finished goods	2,996	1,888
Work in progress	809	1,215

	6,425	5,543
Less allowance for obsolescence	(828)	(730)

Total inventories, net	$5,597	$4,813

	July 31,	January 31,
	2011	2011
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$204,724	$166,883
Land and buildings	366	366
Furniture and fixtures	7,195	6,761
Autos and trucks	693	663

	212,978	174,673
Accumulated depreciation and amortization	(111,415)	(95,578)

Total seismic equipment lease pool and property and equipment, net	$101,563	$79,095

6. Goodwill and Other Intangible Assets

	Weighted
	Average	July 31, 2011			January 31, 2011
	Remaining	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	07/31/11	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	8.9	$3,607	$(1,239)	$2,368	$3,523	$(1,101)	$2,422
Customer relationships	6.6	2,516	(446)	2,070	2,396	(274)	2,122
Patents	6.6	758	(134)	624	721	(82)	639
Trade name	6.6	206	(37)	169	197	(22)	175

Amortizable intangible assets		$7,087	$(1,856)	$5,231	$6,837	$(1,479)	$5,358

     As of July 31, 2011, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.
     Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $167,000 and $164,000 for the three months ended July 31, 2011 and 2010, respectively and $339,000 and $295,000 for the six months ended July 31, 2011 and 2010, respectively. As of July 31, 2011, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2012	$349
2013	699
2014	699
2015	699
2016	699
2017 and thereafter	2,086

Total	$5,231

7. Long-Term Debt and Notes Payable
     Long-term debt and notes payable consist of the following (in thousands):

	July 31, 2011	January 31, 2011
Revolving line of credit	$750	$21,650
Equipment note	1,875	3,066
MCL notes	835	1,550
SAP equipment notes	286	254

	3,746	26,520
Less current portion	(2,662)	(3,177)

Long-term debt	$1,084	$23,343

     On July 27, 2010, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2012. In July 2011, the agreement was amended to extend the maturity date to May 31, 2013. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.
     Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at July 31, 2011. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000; all with which the Company complied as of July 31, 2011. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended July 31, 2011. The Company’s average borrowings under the revolving credit agreement for the six months ended July 31, 2011 and 2010 were approximately $17,628,000 and $17,578,000, respectively.
     In October 2010, the Company entered into a $3.6 million secured promissory note with a supplier in connection with the purchase of certain lease pool equipment. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. The Company received the consent of the Bank for this transaction, as required by the terms of the revolving line of credit.
     In March of 2010, MCL entered into two promissory notes related to the purchase of AES (See Note 3). The notes bear interest at 6.0% per year with the first of two equal installments paid in March of 2011 and the balance due in March of 2012.
     During the year ended January 31, 2010, SAP entered into two notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased. One of these notes bears interest at 7.4% and is due in 2014. The other note bears interest at 8.35% and is due in March 2013.

8. Public Offering of Common Stock
     In June 2011, the Company completed a public offering of 2,300,000 shares of its common stock, par value $0.01. After deducting underwriting discounts and commissions and expenses of the offering, net proceeds to the Company were approximately $31.0 million.
9. Comprehensive Income
     Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States dollar exchange rates, which is recorded as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$1,300	$(146)	$7,393	$2,248
Gain (loss) from foreign currency translation adjustment	65	(884)	2,774	998

Comprehensive income (loss)	$1,365	$(1,030)	10,167	$3,246

     The gain from foreign currency translation adjustment for the three and six months ended July 31, 2011 resulted primarily from the increases in the value of the Canadian, Australian and Singapore dollars compared to the United States dollar.
10. Income Taxes
     Current income taxes payable of $408,000 and $1,276,000 at July 31, 2011 and January 31, 2011, respectively, consists entirely of foreign taxes.
     The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2008. In connection with the refund request resulting from a net operating loss carryback, the Company’s United States federal income tax returns for the years ended January 31, 2009 and 2010 were reviewed by the IRS. The result of this review was a decrease in taxable income of approximately $370,000, which resulted in an additional refund of $66,000 and an alternative minimum tax credit carryforward of $54,000.
     The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Peru, Russia, Singapore, and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2003. With respect to ongoing audits, the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $8,600,000 including penalties and interest, have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest, the Company has been required to make prepayments totaling approximately $3,400,000 against the assessment.
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

11. Earnings per Share
     Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect, and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended		For the Six Months
	July 31,		Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	10,970	9,838	10,447	9,824

Stock options	629	239	578	256
Unvested restricted stock	16	3	18	1

Total weighted average common share equivalents	645	242	596	257

Diluted weighted average common shares outstanding	11,615	10,080	11,043	10,081

     For the three months ended July 31, 2010, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.
12. Stock-Based Compensation
     Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and six months ended July 31, 2011 was approximately $721,000 and $937,000, respectively, and, during the three and six months ended July 31, 2010 was approximately $497,000 and $770,000, respectively. Additionally, during the three months ended July 31, 2011, accrued compensation expense applicable to the year ended January 31, 2011 totaling approximately $302,000 was paid by issuing fully vested common stock and options to purchase common stock. During the three months ended July 31, 2011, options to purchase 70,000 shares of common stock were granted to non-employee members of the Company’s Board of Directors.
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
     Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2011	As of January 31, 2011
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$137,214	$118,929
Seamap	27,513	19,569
Eliminations	(453)	(527)

Consolidated	$164,274	$137,971

     Results for the three months ended July 31, 2011 and 2010 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2011	2010	2011	2010	2011	2010
Equipment Leasing	$14,744	$7,955	$632	$(3,234)	$424	$(3,000)
Seamap	6,816	7,253	2,162	2,595	1,939	2,680
Eliminations	(282)	(53)	(195)	39	(195)	39

Consolidated	$21,278	$15,155	$2,599	$(600)	$2,168	$(281)

     Results for the six months ended July 31, 2011 and 2010 were as follows (in thousands):

	Revenues		Operating income		Income (loss) before taxes
	2011	2010	2011	2010	2011	2010
Equipment Leasing	$32,897	$18,674	$5,981	$(2,196)	$5,710	$(1,066)
Seamap	15,266	13,083	5,723	3,994	5,052	3,891
Eliminations	(383)	(102)	(133)	79	(133)	79

Consolidated	$47,780	$31,655	$11,571	$1,877	$10,629	$2,904

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
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can-not assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. The actual results of future events described in these forward-looking statements could differ materially from the results described in the forward-looking statements due to risks and uncertainties including, but are not limited to, those summarized below:
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
     The following table presents certain operating information by operating segment.

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$14,744	$7,955	$32,897	$18,674
Seamap	6,816	7,253	15,266	13,083
Inter-segment sales	(282)	(53)	(383)	(102)

Total revenues	21,278	15,155	47,780	31,655

Cost of sales:
Equipment Leasing	10,215	7,181	19,336	13,615
Seamap	2,937	3,411	6,556	6,623
Inter-segment costs	(87)	(92)	(250)	(181)

Total cost of sales	13,065	10,500	25,642	20,057

Gross profit	8,213	4,655	22,138	11,598
Operating expenses:
General and administrative	5,794	4,162	10,442	8,349
Provision for (recovery of) doubtful accounts	(492)	797	(492)	797
Depreciation and amortization	312	296	617	575

Total operating expenses	5,614	5,255	10,567	9,721

Operating income (loss)	$2,599	$(600)	$11,571	$1,877

EBITDA (1)	$9,313	$5,516	$24,378	$12,782
Adjusted EBITDA (1)	$10,034	$6,013	$25,315	$13,552

Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income (loss)	$1,300	$(146)	$7,393	$2,248
Interest expense, net	95	118	270	212
Depreciation and amortization	7,050	5,679	13,479	10,970
Provision (benefit) for income taxes	868	(135)	3,236	656
Gain from bargain purchase	—	—	—	(1,304)

EBITDA (1)	9,313	5,516	24,378	12,782
Stock-based compensation	721	497	937	770

Adjusted EBITDA (1)	$10,034	$6,013	$25,315	$13,552

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$9,049	$8,354	$19,638	$18,143
Stock-based compensation	(721)	(497)	(937)	(770)
Changes in trade accounts and contracts receivable	(2,647)	(1,489)	1,035	(2,588)
Interest paid	191	154	497	314
Taxes paid , net of refunds	2,150	761	3,529	1,220
Gross profit from sale of lease pool equipment	219	59	457	273
Changes in inventory	236	(587)	565	(1,353)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(792)	(608)	(2,023)	(1,554)
Other	1,628	(631)	1,617	(903)

EBITDA (1)	$9,313	$5,516	$24,378	$12,782

(1)	EBITDA is defined as net income (loss) before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes (c) depreciation, amortization and impairment and (d) the gain from bargain purchase. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2011 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. AES produces, sells, and leases equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.
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
     In recent months, we believe there has been a general increase in oil and gas exploration activity which has resulted in an increase in our business activity. In particular, we have seen increased activity in Russia and Canada, although activity in these regions is generally limited to the winter season, South America and the United States. We also have seen increased activity in marine seismic exploration and, most recently, increased activity from our customers in Eastern Europe.
     In our opinion, the general increase in oil prices from the lows experienced in 2008 and 2009 have contributed to this increased activity, as has the recovery of the global economy and financial markets. However, the duration and extent of this recovery remains uncertain. We believe recent fiscal issues within the United States and the European Union have contributed to this uncertainty.
     Much of the activity in the United States is taking place within various so called “shale plays.” The higher level of activity is indicated by increased bid activity in our business and higher activity reported by certain seismic contractors. We believe that similar exploration prospects in other parts of the world, particularly Eastern Europe, could provide significant opportunities for our business.
     We have recently seen a significant increase in seismic exploration activity, and demand for our equipment, in South America, especially Colombia. In response to these developments, in the first half of fiscal 2012 we have added a significant amount of new equipment and deployed much of that equipment to our branch operation in Colombia. In addition, we have recently seen an increase in inquiries for our equipment from customers in Eastern Europe. We believe that much of this increased demand results from activity surrounding shale gas prospects in Eastern Europe and from activity in parts of North Africa and Turkey. In order to take advantage of these opportunities and to increase utilization of our lease pool, we are in the process of establishing a new operating facility in Hungary. We believe that Hungary provides a geographically strategic location from which to serve the European, North African and Middle East markets.
     Despite the positive trends discussed above, the magnitude and breadth of the recovery in exploration activity is uncertain. The oil and gas industry in general, and the seismic industry specifically, have historically been subject to significant cyclicality and uncertainty. Uncertainty about the breadth and sustainability of the global economic recovery, we believe, contributes to this unsettled situation in the energy industry.
          In the aftermath of the Deepwater Horizon disaster in the Gulf of Mexico, the rate of seismic exploration activity in the U.S. Gulf of Mexico has been adversely affected. Certain marine seismic survey projects that we had been providing rental equipment for in the U.S. Gulf of Mexico at the time of the Deepwater Horizon incident have since been cancelled or delayed but these cancellations and delays have not had a material adverse effect on our results of operations or financial condition. A permit was recently issued for a seismic exploration survey in the U.S. Gulf of Mexico, and it is our understanding that this survey will commence in early 2012. There is no assurance that this recent issuance of a permit in mid-2011 indicates a trend or that we will benefit from any resumption of exploration activity in the U.S. Gulf of Mexico.
          The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependent in part on their ability to obtain appropriate financing. Although there was a decline in marine seismic activity during fiscal 2010, there has been a rebound in such activity in fiscal 2011 and early fiscal 2012. Many marine contractors have retired older vessels and, therefore, decreased the total capacity within the marine seismic industry. However, there are indications that some of these contractors are seeking to upgrade technology in order to operate more efficiently. There have also been announcements recently of intentions by some contractors to add new-build vessels to their fleets. Certain of our existing and potential customers have continued to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.
     We have made significant additions to our lease pool over the past five years, totaling over $150 million. This has, we believe, resulted in an increase in the revenue generating capacity of our equipment leasing segment. These additions have been in response to the industry trends towards higher channel counts, as discussed above, the geographic expansion of our leasing operations and the increased breadth of our product offerings. In the six months ended July 31, 2011, we added approximately $34.8 million of new lease pool equipment, including Sercel 428 land recording systems, Unite cable-free systems and additional marine equipment. Much of the land recording equipment that we acquired in the first six months of fiscal 2012 has been deployed in South America. Despite the significant lease pool additions so far this year, we believe there is demand for additional equipment, including three-component digital recording systems, traditional land recording systems, cable-free land recording systems and certain marine equipment. Accordingly, we expect to add more than $30 million in additional lease pool equipment during the balance of fiscal 2012. To help finance the acquisition of this equipment, in June 2011, we completed a public offering of our common stock that resulted in net proceeds to us of approximately $31.0 million.
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
     We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. Most recently, in fiscal 2010 we established branch operations in Peru and in Colombia and are in the process of establishing a facility in Hungary during fiscal 2012. With the recent increases in business activity in South America, we expect to significantly expand our operations in South America. This expansion is expected to include the opening of an expanded repair facility in Colombia. We are also considering enhancing our marine leasing activities by expanding our operations in Singapore. We may seek to further expand our operations to additional locations in the future either through establishing “green field” operations or by acquiring existing operations. We are studying a variety of such opportunities but have made no specific plans at this time.
     A significant portion of our revenues are generated from foreign sources. For the three months ended July 31, 2011 and 2010, revenues from international customers totaled approximately $17.2 million and $13.2 million, respectively, representing 81% and 87% of consolidated revenues in those periods, respectively. For the six months ended July 31, 2011 and 2010, revenues from international customers totaled approximately $38.6 million and $27.9 million, respectively, representing 81% and 88% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that entering into derivative instruments for hedging purposes would be cost effective.
     Our revenues and results of operations have not been materially impacted by inflation or changing prices in the three or six month periods ending July 31, 2011 and 2010, except as described above.
     Results of Operations
     Revenues for the three-month periods ended July 31, 2011 and 2010 were approximately $21.3 million and $15.2 million, respectively. The increase was due primarily to increased leasing revenues. Revenues for the six-month periods ended July 31, 2011 and 2010 were approximately $47.8 million and $31.7 million, respectively. The increase in the six-month period resulted primarily from higher leasing revenues and increased Seamap sales. The increased revenues reflect the increased activity within the seismic industry as discussed above. For the three months ended July 31, 2011, we generated operating income of approximately $2.6 million as compared to an operating loss of approximately $600,000 for the three months ended July 31, 2010. For the six months ended July

31, 2011, we generated operating income of $11.6 million as compared to approximately $1.9 million in the six months ended July 31, 2010. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.
Revenues and Cost of Sales
          Equipment Leasing
     Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$12,272	$6,493	$29,047	$16,059
Lease pool equipment sales	326	159	661	522
New seismic equipment sales	127	234	402	295
SAP equipment sales	2,019	1,069	2,787	1,798

	14,744	7,955	32,897	18,674

Cost of sales:
Direct costs-equipment leasing	1,826	846	3,983	1,590
Lease pool depreciation	6,658	5,395	12,813	10,347
Cost of lease pool equipment sales	107	100	204	249
Cost of new seismic equipment sales	88	72	223	83
Cost of SAP equipment sales	1,536	768	2,113	1,346

	10,215	7,181	19,336	13,615

Gross profit	$4,529	$774	$13,561	$5,059

Gross profit %	31%	10%	41%	27%
     Equipment leasing revenues increased approximately 89% in the second quarter of fiscal 2012 from the second quarter of fiscal 2011. Factors contributing to this increase include higher activity levels in South America and North America, increased marine leasing activity and, to a lesser extent, increased demand in Europe. The additional equipment that we deployed in South America during the first and second quarter of fiscal 2012 enabled us to take advantage of the growing demand in that area. Equipment leasing revenues increased approximately 81% in the first six months of fiscal 2012 from the first six months of fiscal 2011. A number of factors contributed to this significant increase. These factors include increased demand in the United States, a stronger winter season in Canada, the addition of equipment to our lease pool from AES, increased activity in South America, increased rentals of downhole equipment and increased marine equipment rentals. Our first fiscal quarter has historically been the strongest quarter for our leasing business due to very high seasonal demand in Canada and Russia. In Canada, we experienced very high demand and utilization of our lease pool during the first quarter of fiscal 2012. In Russia, while we did experience essentially full utilization for much of the first quarter of fiscal 2012, the winter season there was unusually short and leasing revenues in the fiscal 2012 first quarter were slightly less than in the first quarter of fiscal 2011.
     From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended July 31, 2011 and 2010 was approximately $219,000 and $59,000, respectively. For the six months ended July 31, 2011 and 2010, sales of lease pool equipment generated gross profit of approximately $457,000 and $273,000, respectively.
     Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Also, AES regularly sells equipment that it produces. The gross profit from sales of new seismic equipment for the three months ended July 31, 2011 and 2010 was approximately $39,000 and $162,000, respectively. For the six months ended July 31, 2011 and 2010, sales of new seismic equipment generated gross profit of approximately $179,000 and $212,000, respectively.
     SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. The increase in sales by SAP in the three and six months ended July 31, 2011 versus the comparable periods in the prior fiscal year resulted primarily from increased sales of hydrographic and oceanographic equipment throughout the Pacific Rim and from revenue generated from a support contract with the Australian government. For the second quarter ended July 31, 2011, SAP generated gross profit of approximately $483,000 from these transactions as compared to approximately $301,000 in the fiscal quarter ended July 31, 2010. For the six months ended July 31, 2011, the gross profit from SAP equipment sales amounted to approximately $674,000, as compared to approximately $452,000 in the six months ended July 31, 2010. The sales of hydrographic and oceanographic equipment by SAP are generally not related to oil and gas exploration activities and are often made to governmental entities. Accordingly, these sales are not impacted by global economic and financial issues to the same degree as are other parts of our business.
     Direct costs related to equipment leasing for the three months ended July 31, 2011 increased approximately 116% over the same period in the prior year. In the six months ended July 31, 2011, direct costs increased approximately 151% over the same period one year ago. These increases are attributable to support activities related to the generally higher leasing activity in the fiscal 2012 period, the cost of redeploying equipment to different geographic regions and costs to sub-lease certain equipment.
     For the three months ended July 31, 2011, lease pool depreciation increased approximately 23% over the three months ended July 31, 2010. In the six months ended July 31, 2011, lease pool depreciation increased approximately 24% over the six months ended July 31, 2011. The increase in lease pool depreciation resulted from the additions we made to our lease pool in fiscal 2011 and, to a lesser extent, in fiscal 2012. When newly acquired lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.
     Overall, our Equipment Leasing segment generated gross profit of approximately $4.5 million in the second quarter of fiscal 2012 as compared to approximately $774,000 in the second quarter of fiscal 2011. In the first six months of fiscal 2012, the Equipment Leasing segment generated gross profit of approximately $13.6 million as compared to approximately $5.1 million in the first six months of fiscal 2011. These increases are attributable primarily to the increase in leasing revenues in the fiscal 2012 periods, despite higher depreciation and direct costs.
          Seamap
     Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Equipment sales	$6,816	$7,253	$15,266	$13,083
Cost of equipment sales	2,937	3,411	6,556	6,623

Gross profit	$3,879	$3,842	$8,710	$6,460

Gross profit %	57%	53%	57%	49%
     The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended July 31, 2011, Seamap shipped one GunLink 4000 system and one BuoyLink system. During the three months ended July 31, 2010, we shipped two GunLink 4000 systems. The balance of revenues in both periods relates to the sale of certain other equipment, such as streamer weight collars, and providing on-going support and repair services, as well as spare parts sales. In the six months ended July 31, 2011, we shipped a total of three GunLink 4000 systems, versus four for the comparable period in the prior year. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2012 and fiscal 2011 periods, except as described below.
     The gross profit from the sale of Seamap equipment for the six months ended July 31, 2011 was higher than that for the six months ended July 31, 2010 due to changes in product mix and due to a discount provided in the three months ended April 30, 2010 to a particular customer. This non-recurring discount reflected certain volume purchase commitments made by that customer.
     Operating Expenses
     General and administrative expenses for the quarter ended July 31, 2011 were approximately $5.8 million, compared to approximately $4.2 million for the quarter ended July 31, 2010. For the six months ended July 31, 2011, general and administrative expenses were approximately $10.4 million, compared to approximately $8.3 million in the six months ended July 31, 2010. The increases reflect higher stock-based compensation expense in the fiscal 2012 periods and generally higher costs related to the increased level of activity. Specific areas of increased costs include personnel costs, including incentive compensation amounts, professional fees and travel costs. Approximately 50% of our general and administrative expenses are incurred by our foreign subsidiaries in currencies other than the U.S. dollar. Due to the decline in the value of the U.S. dollar against most other currencies with which we deal, our reported general and administrative expenses in the fiscal 2012 periods have increased over the comparable periods in fiscal 2011. The change in currency exchange rates between the fiscal 2012 and 2011 periods caused our reported general and administrative expense to increase approximately 6% for the three months ended July 31, 2011 and approximately 5% for the six months ended July 31, 2011, as compared to the comparable periods in the prior fiscal year.
     In the three months ended July 31, 2011 we recovered approximately $492,000 related to an account receivable that we had previously reserved as uncollectable. In the three months ended July 31, 2010 we provided for approximately $797,000 in accounts receivable from certain customers that we determined at the that time to be uncollectable.
     Other Income (Expense)
     We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, we recorded a gain from the bargain purchase as of the acquisition date.
     Net interest expense for the three months ended July 31, 2011 amounted to approximately $95,000, consisting of interest expense related primarily to our revolving credit agreement of approximately $207,000 offset by interest income of approximately $112,000. For the six months ended July 31, 2011, net interest expense was approximately $270,000, consisting of interest expense of approximately $503,000 offset by interest income of approximately $233,000. Net interest expense for the three months ended July 31, 2010 amounted to approximately $118,000, consisting of interest expense related to our revolving credit agreement of approximately $190,000 offset by interest income of approximately $72,000. For the six months ended July 31, 2010, net interest expense was approximately $212,000, consisting of interest expense of approximately $339,000 offset by interest income of approximately $127,000. Interest expense in the fiscal 2012 periods was higher during the comparable periods in fiscal 2011 primarily due to interest charges related to the supplier equipment note we entered into in October 2010. However, the majority of interest expense in all periods relates to borrowings under our revolving credit facility. These borrowings were used to finance purchases of lease pool equipment as previously discussed. During the quarter ended July 31, 2011, we repaid essentially all amounts outstanding under the revolving credit facility with the net proceeds from our June 2011 offering of common stock. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions.
     Other expenses of approximately $336,000 for the three months ended July 31, 2011 and other income of approximately $437,000 for the three months ended July 31, 2010 relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These losses and gains relate primarily to changes in the local functional currency balances of cash and accounts receivable denominated in U.S. dollars. These changes occur as the value of the United States dollar fluctuates versus the local currency. For the six months ended July 31, 2011 and 2010, these changes resulted in net exchange losses of approximately $672,000 and $65,000, respectively.
     Provision for Income Taxes
     Our tax provision for the three months ended July 31, 2011 was approximately $868,000, which indicates an effective tax rate of approximately 40%. This is greater than the U.S. statutory rate of 34% due the effect of withholding taxes in certain foreign jurisdictions and the effect of dividends paid from our foreign subsidiaries to the U.S. parent. For the six months ended July 31, 2011, our effective tax rate was approximately 30%, which reflects the lower tax rates in foreign jurisdictions in which a significant amount of our earnings are generated. For the three months ended July 31, 2010, our tax benefit was $135,000, which is an effective tax rate of approximately 48%. Our effective tax rate for the six months ended July 31, 2010 was approximately 23%. However, this six month period included a gain arising from the purchase of AES. The gain from the bargain purchase is not taxable and, therefore, reduced our effective tax rate for the period. Absent the effect of this item, our effective tax rate for the six months ended July 31, 2010 would have been approximately 41%. This rate is higher than the United States statutory rate of 34% due primarily to estimated potential penalties and interest arising from uncertain tax positions. Pursuant to accounting standards, we have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We are further required to estimate and record potential penalties and interest that could arise from these positions.
Liquidity and Capital Resources
     As of July 31, 2011, we had working capital of approximately $29.3 million, including cash and cash equivalents and restricted cash of approximately $14.0 million, as compared to working capital of approximately $29.2 million, including cash and cash equivalents and restricted cash of approximately $14.6 million, at January 31, 2011. While our working capital and cash positions did not change materially between these two dates, there were significant changes that occurred during the six months ended July 31, 2011, which are discussed below.
     In June 2011, we completed a public offering of 2.3 million shares of our common stock, resulting in net proceeds to us of approximately $31.0 million. The proceeds were used to repay essentially all amounts outstanding under our revolving credit facility and to fund the purchase of lease pool equipment. Borrowings under our revolving credit facility had been used primarily for the purchase of lease pool equipment.
     Net cash provided by operating activities was approximately $19.6 million in the first six months of fiscal 2012 as compared to approximately $18.1 million in the same six months in fiscal 2011. This increase resulted primarily from the increase in net income in the fiscal 2012 period and the effect of higher non-cash depreciation expenses in the fiscal 2012 period, offset by higher tax payments and increased accounts receivable.
     Net cash flows used in investing activities for the six months ended July 31, 2011 included purchases of seismic equipment held for lease totaling approximately $30.5 million, as compared to approximately $7.0 million in the first six months of fiscal 2011. There was approximately $7.5 million in accounts payable at July 31, 2011 related to lease pool purchases. At January 31, 2011, there was approximately $3.2 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $34.8 million in the first six months of fiscal 2012, as compared to approximately $12.1 million in the first six months of fiscal 2011. As of July 31, 2011, we had outstanding commitments for the purchase of approximately $5.4 million of lease pool equipment, and subsequent to July 31, 2011 we have made commitments to purchase approximately $23.0 million of lease pool equipment. We currently estimated that additions to our lease pool will total between $65 million and $70 million for all of fiscal 2012. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.
     In the first six months of fiscal 2012, proceeds from the sale of lease pool equipment amounted to approximately $661,000, as compared to approximately $522,000 in the same six months in fiscal 2011. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.
     Net cash provided by financing activities was approximately $9.2 million in the first six months of fiscal 2012 and net cash used by financing activities was approximately $6.0 million in the first six months of fiscal 2011. The fiscal 2012 period reflects approximately $31.0 million in net proceeds from the public offering of common stock that was completed in June 2011. During the six months ended July 31, 2011, we made net repayments of approximately $20.9 million under our revolving credit agreement. During this period, we also made installment payments of approximately $750,000 related to the notes given to the sellers of AES and installment payments of approximately $1.3 million pursuant to the promissory note issued in October 2010 related to the purchase of certain equipment. During the six months ended July 31, 2010 our net repayments on our line of credit were approximately $6.0 million. During the six months ended July 31, 2011, we received approximately $739,000 upon the exercise of stock options versus approximately $244,000 during the six months ended July 31, 2010.
     In July 2011, we amended our $35.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), to extend the maturity of the facility from May 31, 2012 to May 31, 2013. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base, $35.0 million of borrowings under the facility were available to us as of July 31, 2011, less any outstanding amounts as described below. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The agreement also provides that up to $7.0 million of the available borrowing may be used to secure letters of credit. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus

50 basis points. The credit agreement provides that we may not incur or maintain indebtedness in excess of $1.0 million without the written consent of the Bank, except for borrowings related to the credit agreement. As of September 2, 2011, we had approximately $2.9 million outstanding under the facility and $1.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $31.1 million was available for borrowing under the facility as of that date. The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce EBITDA of not less than $2.0 million.
     As indicated by the following chart, we were in compliance with all financial covenants as of July 31, 2011:

Actual as of July 31, 2011
Description of Financial		or for the period then
Covenant	Required Amount	ended
Ratio of debt to	Not more than 0.7:1.0	0.03:1.0
shareholder’s equity

Ratio of current assets	Not less than 1.25:1.0	2.43:1.0
to current liabilities

Quarterly EBITDA	Not less than $2.0	$9.3 million
million
     Under the terms of the revolving credit facility we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize those notes. As of July 31, 2011, there was approximately $750,000 outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $16,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate, 3.25% at July 31, 2011, plus 50 basis points. Our average borrowing levels under our revolving credit facility were approximately $17.6 million for the six months ended July 31, 2011 and 2010.
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
     Pursuant to our exclusive equipment lease agreement with Sercel, we have agreed to purchase certain amounts of equipment through December 31, 2011. In order to fulfill the required purchases under the agreement, we will be required to place orders for approximately $10.0 million of additional equipment through December 31, 2011. We anticipate meeting these requirements. Should we fail to meet these obligations, Sercel will have the right to terminate the agreement, including our exclusive referral arrangement. We are negotiating an amendment and extension to this agreement; however, there can be no assurance that we will successfully conclude these negotiations.
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
     As of July 31, 2011, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $13.5 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.
     Foreign Currency Risk
     We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2011, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.2 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $0.4 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
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
     Interest Rate Risk
     As of July 31, 2011, there was approximately $750,000 outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points, which was 3.75% as of July 31, 2011. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $8,000. As we repaid essentially all amounts outstanding under the agreement in June 2011, annual interest expense under the agreement could be significantly higher. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2011 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The Canadian Revenue Agency (“CRA”) has proposed an increase of approximately $8.6 million, including interest and penalties, in our Canadian income tax liability for tax years ending December 31, 2004, 2005, and 2006. The issues involved relate to the deductibility of certain expenses and whether those deductions should be taken in Canada or the United States.
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
     Other than the risk factor set forth above, the Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2011 have not materially changed.
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
          The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended July 31, 2011:

	(a)		(b)	(c)	(d)
				Total number of	Maximum
				shares	number of
				purchased as	shares that may
	Total		Average	part of publicly	yet be
	number of		price	announced	purchased
	shares		paid per	plans or	under the plans
Period	purchased		share	programs	or programs(1)
May 1-31, 2011	—		—	—	—
June 1-30, 2011	—		—	—	—
July 1-31, 2011	925	(2)	14.16	—	—

Total	925		$14.16	—	—

(1)	In connection with the lapsing of restrictions on restricted shares granted by our Company under our Stock Awards Plan (the “Plan”), we adopted a policy that enables employees the ability to surrender shares to cover the associated tax liability. We are unable to determine at this time the total amount of securities or the approximate dollar value of those securities that could potentially be surrendered to us pursuant to the Plan.

(2)	These shares represent shares surrendered to us by a participant in the Plan to settle the personal tax liability that resulted from the lapsing of restrictions on Plan awards.
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

MITCHAM INDUSTRIES, INC.
Date: September 8, 2011	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX
     Each exhibit indentified below is part of this Form 10-Q. Exhibits filed (or furnished in the case of Exhibit 32.1 and Exhibits 101) with this Form 10-Q are designated by the cross symbol (†). All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1 (i)

10.1†	Third Amendment to Loan Agreement dated July 27, 2011 between Mitcham Industries, Inc. and First Victoria National Bank

10.2	Mitcham Industries, Inc. Stock Awards Plan (As Amended and Restated Effective July 28, 2011)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2011		10.1

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†*	XBRL Instance Document

101.SCH†*	XBRL Taxonomy Extension Schema Document

101.CAL†*	XBRL Taxonomy Extension Calculation of Linkbase Document

101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.