Form 10-Q
period 2011-10-31
MITCHAM INDUSTRIES INC
filed 2011-12-07
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,423,909 shares of common stock, $0.01 par value, were outstanding as of December 5, 2011.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,906	$14,647
Restricted cash	98	—
Accounts receivable, net	27,426	17,832
Current portion of contracts receivable	2,508	3,582
Inventories, net	5,784	4,813
Prepaid income tax	—	325
Deferred tax asset	2,120	1,427
Prepaid expenses and other current assets	2,747	2,128

Total current assets	56,589	44,754
Seismic equipment lease pool and property and equipment, net	115,213	79,095
Intangible assets, net	4,924	5,358
Goodwill	4,320	4,320
Prepaid foreign income tax	3,498	3,053
Long-term portion of contracts receivable, net	—	1,355
Other assets	39	36

Total assets	$184,583	$137,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,995	$5,203
Current maturities – long-term debt	2,033	3,177
Income taxes payable	2,145	1,276
Deferred revenue	1,790	778
Accrued expenses and other current liabilities	5,704	5,165

Total current liabilities	32,667	15,599
Non-current income taxes payable	4,608	3,482
Deferred tax liability	146	832
Long-term debt, net of current maturities	4,221	23,343

Total liabilities	41,642	43,256
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,349 and 10,872 shares issued at October 31, 2011 and January 31, 2011, respectively	133	109
Additional paid-in capital	111,059	77,419
Treasury stock, at cost (925 shares at October 31, 2011 and January 31, 2011)	(4,857)	(4,843)
Retained earnings	29,132	14,976
Accumulated other comprehensive income	7,474	7,054

Total shareholders’ equity	142,941	94,715

Total liabilities and shareholders’ equity	$184,583	$137,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:

Equipment leasing	$17,411	$8,074	$46,458	$24,133
Lease pool equipment sales	2,442	976	3,103	1,498
Seamap equipment sales	6,198	4,249	21,081	17,230
Other equipment sales	1,969	6,674	5,158	8,767

Total revenues	28,020	19,973	75,800	51,628

Cost of sales:

Direct costs—equipment leasing	2,365	895	6,348	2,485
Direct costs—lease pool depreciation	7,223	5,289	20,016	15,556
Cost of lease pool equipment sales	519	385	723	634
Cost of Seamap and other equipment sales	3,568	7,425	12,230	15,376

Total cost of sales	13,675	13,994	39,317	34,051

Gross profit	14,345	5,979	36,483	17,577

Operating expenses:

General and administrative	4,961	3,937	15,403	12,286
Provision for doubtful accounts	679	—	187	797
Depreciation and amortization	304	296	921	871

Total operating expenses	5,944	4,233	16,511	13,954

Operating income	8,401	1,746	19,972	3,623

Other income (expenses):
Gain from bargain purchase in business combination	—	—	—	1,304
Interest, net	(25)	(90)	(295)	(302)
Other, net	680	(553)	8	(618)

Total other income (expenses)	655	(643)	(287)	384

Income before income taxes	9,056	1,103	19,685	4,007

Provision for income taxes	(2,293)	(376)	(5,529)	(1,032)

Net income	$6,763	$727	$14,156	$2,975

Net income per common share:

Basic	$0.55	$0.07	$1.28	$0.30

Diluted	$0.52	$0.07	$1.21	$0.29

Shares used in computing net income per common share:

Basic	12,381	9,916	11,091	9,854
Diluted	12,982	10,203	11,689	10,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income	$14,156	$2,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,038	16,586
Stock-based compensation	1,133	941
Gain from bargain purchase in business combination	—	(1,304)
Provisions for doubtful accounts	1,281	797
Provision for inventory obsolescence	73	63
Gross profit from sale of lease pool equipment	(2,380)	(864)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(394)	(3)
Deferred tax benefit	(763)	(1,335)
Changes in non-current income taxes payable	822	144
Changes in working capital items, net of effects from business combination:
Accounts receivable	(10,794)	609
Contracts receivable	2,590	(2,376)
Inventories	(972)	833
Prepaid expenses and other current assets	(625)	(952)
Income taxes receivable and payable	1,167	1,833
Costs incurred and estimated profit in excess of billings on uncompleted contract	—	573
Prepaid foreign income tax	(419)	(221)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,447	1,996

Net cash provided by operating activities	28,360	20,295

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(40,957)	(16,049)
Purchases of property and equipment	(1,084)	(262)
Sale of used lease pool equipment	3,103	1,498
Payment for earn-out provision (Note 4)	(148)	—
Acquisition of AES, net of cash acquired	—	(2,100)

Net cash used in investing activities	(39,086)	(16,913)

Cash flows from financing activities:
Net payments on line of credit	(17,700)	(4,250)
Proceeds from equipment notes	37	3,672
Payments on borrowings	(2,647)	(122)
Net purchases of short-term investments	(101)	(15)
Proceeds from issuance of common stock upon exercise of options	788	244
Net proceeds from public offering of common stock (Note 9)	31,028	—
Excess tax benefit from exercise of non-qualified stock options and restricted shares	394	3

Net cash provided by (used in) financing activities	11,799	(468)
Effect of changes in foreign exchange rates on cash and cash equivalents	186	477

Net change in cash and cash equivalents	1,259	3,391
Cash and cash equivalents, beginning of period	14,647	6,130

Cash and cash equivalents, end of period	$15,906	$9,521

Supplemental cash flow information:
Interest paid	$574	$465
Income taxes paid	$4,206	$1,716
Purchases of seismic equipment held for lease in accounts payable at end of period	$18,484	$9,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2011 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2011, the results of operations for the three and nine months ended October 31, 2011 and 2010, and the cash flows for the nine months ended October 31, 2011 and 2010, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2012.

2. Organization

The Company was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiaries, Mitcham Canada, Ltd. (“MCL”) and Absolute Equipment Solutions, Inc. (“AES”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”) and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with manufacturing, support and sales facilities based in Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.

3. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. This Accounting Standards Update (“ASU”) clarifies the application of certain fair value measurement requirements and requires, among other things, expanded disclosures for Level 3 fair value measurements and the categorization by level for items for which fair value is required to be disclosed in accordance with ASC 825, Financial Instruments. The guidance will be applied prospectively and is effective for the Company for interim and annual periods beginning on February 1, 2012. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income. This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (it) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. Per the ASU, the guidance will be applied retrospectively and is effective for the Company for interim and annual periods beginning on February 1, 2012, with early adoption permitted. However, subsequent to the issuance of this ASU, the FASB issued a notice that it will discuss at a future meeting whether to delay the effective date of certain provisions in this ASU related to the presentation of reclassification adjustments. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU will become effective for the Company’s interim and annual goodwill impairment tests performed for the Company’s fiscal years beginning on February 1, 2012; however, early adoption is permitted. This guidance is not expected to have a material impact on the Company’s consolidated condensed financial statements.

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

The pro forma effect on the revenues, net income and earnings per share, assuming the acquisition occurred February 1, 2010, is not material.

5. Restricted Cash

In connection with certain contracts, SAP has pledged approximately $98,000 in short-term time deposits as of October 31, 2011 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately 11 months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.

6. Balance Sheet

	October 31, 2011	January 31, 2011
	(in thousands)
Accounts receivable:
Accounts receivable	$31,352	$20,498
Allowance for doubtful accounts	(3,926)	(2,666)

Total accounts receivable, net	$27,426	$17,832

Contracts receivable:
Contracts receivable	$2,508	$4,937
Less current portion of contracts receivable	(2,508)	(3,582)

Long-term portion of contracts receivable, net	$—	$1,355

Contracts receivable consisted of $2,508,000 due from two customers as of October 31, 2011 and $4,937,000 due from two customers as of January 31, 2011. Contracts receivable at October 31, 2011 consisted of contracts bearing interest at an average of approximately 9% per year and with remaining repayment terms from six to eight months. These contracts are collateralized by the equipment sold and are considered collectable; thus, no allowances have been established for them.

	October 31, 2011	January 31, 2011
	(in thousands)
Inventories:
Raw materials	$2,583	$2,440
Finished goods	3,155	1,888
Work in progress	903	1,215

	6,641	5,543
Less allowance for obsolescence	(857)	(730)

Total inventories, net	$5,784	$4,813

	October 31, 2011	January 31, 2011
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$217,640	$166,883
Land and buildings	366	366
Furniture and fixtures	7,966	6,761
Autos and trucks	677	663

	226,649	174,673
Accumulated depreciation and amortization	(111,436)	(95,578)

Total seismic equipment lease pool and property and equipment, net	$115,213	$79,095

7. Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 10/31/11	October 31, 2011			January 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	8.7	$3,573	$(1,295)	$2,278	$3,523	$(1,101)	$2,422
Customer relationships	6.3	2,416	(503)	1,913	2,396	(274)	2,122
Patents	6.3	728	(152)	576	721	(82)	639
Trade name	6.3	198	(41)	157	197	(22)	175

Amortizable intangible assets		$6,915	$(1,991)	$4,924	$6,837	$(1,479)	$5,358

As of October 31, 2011, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $173,000 and $164,000 for the three months ended October 31, 2011 and 2010, respectively, and $512,000 and $459,000 for the nine months ended October 31, 2011 and 2010, respectively. As of October 31, 2011, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):

2012	$170
2013	679
2014	679
2015	679
2016	679
2017 and thereafter	2,038

Total	$4,924

8. Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	October 31, 2011	January 31, 2011
Revolving line of credit	$3,950	$21,650
Equipment note	1,263	3,066
MCL notes	797	1,550
SAP equipment notes	244	254

	6,254	26,520
Less current portion	(2,033)	(3,177)

Long-term debt	$4,221	$23,343

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

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that have been purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at October 31, 2011. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended October 31, 2011. The Company’s average borrowings under the revolving credit agreement for the nine months ended October 31, 2011 and 2010 were approximately $12,725,000 and $15,138,000, respectively.

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

In March of 2010, MCL entered into two promissory notes related to the purchase of AES (See Note 4). The notes bear interest at 6.0% per year with the first of two equal installments paid in March of 2011 and the balance due in March of 2012.

During the year ended January 31, 2010, SAP entered into two notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased. One of these notes bears interest at 7.4% and is due in 2014. The other note bears interest at 8.35% and is due in March 2013.

9. Public Offering of Common Stock

In June 2011, the Company completed a public offering of 2,300,000 shares of its common stock, par value $0.01. After deducting underwriting discounts and commissions and expenses of the offering, net proceeds to the Company were approximately $31.0 million.

10. Comprehensive Income

Comprehensive income generally represents all changes in shareholders’ equity during the period, except those resulting from investments by, or distributions to, shareholders. The Company has comprehensive income related to changes in foreign currency to United States dollar exchange rates, which is recorded as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$6,763	$727	$14,156	$2,975
(Loss) gain from foreign currency translation adjustment	(2,354)	1,048	420	2,046

Comprehensive income	$4,409	$1,775	14,576	$5,021

The loss from foreign currency translation adjustment for the three months ended October 31, 2011 resulted primarily from the decreases in the value of the Canadian, Australian and Singapore dollars compared to the United States dollar. The gain from foreign currency translation adjustment for the nine months ended October 31, 2011 resulted primarily from the increases in the value of the Canadian, Australian and Singapore dollars compared to the United States dollar.

11. Income Taxes

Current income taxes payable of $2,145,000 at October 31, 2011 consists of approximately $1,010,000 of domestic federal and state taxes and $1,135,000 of foreign taxes. Current income taxes payable of $1,276,000 at January 31, 2011 consists entirely of foreign taxes.

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

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore, and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2003. With respect to ongoing audits, the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $8,400,000, including penalties and interest, have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest, the Company has been required to make prepayments totaling approximately $3,500,000 against the assessment.

The effective tax rate for the three and nine months ended October 31, 2011 was approximately 25.3% and 28.1%, respectively. These rates are less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions and the determination that earnings from these jurisdictions have been permanently reinvested outside of the United States. The effective tax rate for the three and nine months ended October 31, 2010 was 34.1% and 25.8%, respectively. The effective rate for the nine month period was less than the federal statutory rate primarily due to the effect of the non-taxable gain from bargain purchase in business combination recognized in the period (Note 4).

12. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,381	9,916	11,091	9,854

Stock options	586	268	581	261
Unvested restricted stock	15	19	17	7

Total weighted average common share equivalents	601	287	598	268

Diluted weighted average common shares outstanding	12,982	10,203	11,689	10,122

13. Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and nine months ended October 31, 2011 was approximately $196,000 and $1.1 million, respectively, and, during the three and nine months ended October 31, 2010 was approximately $171,000 and $941,000, respectively. Additionally, during the nine months ended October 31, 2011, accrued compensation expense applicable to the year ended January 31, 2011 totaling approximately $302,000 was paid by issuing fully vested common stock and options to purchase common stock. During the nine months ended October 31, 2011, options to purchase 70,000 shares of common stock were granted to non-employee members of the Company’s Board of Directors.

14. Segment Reporting

The Equipment Leasing segment offers new and “experienced” seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary, Bogota, Colombia; and Lima, Peru.

The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom and Singapore.

Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2011	As of January 31, 2011
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$160,111	$118,929
Seamap	24,870	19,569
Eliminations	(398)	(527)

Consolidated	$184,583	$137,971

Results for the three months ended October 31, 2011 and 2010 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2011	2010	2011	2010	2011	2010
Equipment Leasing	$21,822	$15,724	$5,690	$823	$6,007	$491
Seamap	6,743	4,338	2,811	887	3,149	576
Eliminations	(545)	(89)	(100)	36	(100)	36

Consolidated	$28,020	$19,973	$8,401	$1,746	$9,056	$1,103

Results for the nine months ended October 31, 2011 and 2010 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2011	2010	2011	2010	2011	2010
Equipment Leasing	$54,719	$34,398	$11,671	$(1,373)	$11,717	$(575)
Seamap	22,009	17,421	8,534	4,881	8,201	4,467
Eliminations	(928)	(191)	(233)	115	(233)	115

Consolidated	$75,800	$51,628	$19,972	$3,623	$19,685	$4,007

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan” “intend,” “foresee,” “should,” “could,” or similar expressions, are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	decline in the demand for seismic data and our services;

•	the effect of changing economic conditions and fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	seasonal fluctuations that can adversely affect our business;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	resolution of pending tax audits;

•	risks associated with our manufacturing operations; and

•	risks associated with our foreign operations, including foreign currency exchange risk.

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publically update or revise any forward-looking statement after the date they are made, whether as the result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Bogota, Colombia; and Lima, Peru. Our Equipment Leasing segment includes the operations of our Mitcham Canada, ULC. (“MCL”), Absolute Equipment Solutions, Inc. (“AES”), Seismic Asia Pacific Pty. Ltd. (“SAP”), Mitcham Europe Ltd (“MEL”) and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. We acquired AES effective March 1, 2010 and established MEL in August 2011. Our equipment manufacturing segment is conducted by our Seamap subsidiaries and, therefore, is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$21,822	$15,724	$54,719	$34,398
Seamap	6,743	4,338	22,009	17,421
Inter-segment sales	(545)	(89)	(928)	(191)

Total revenues	28,020	19,973	75,800	51,628

Cost of sales:
Equipment Leasing	11,636	12,076	30,972	25,691
Seamap	2,485	2,043	9,041	8,666
Inter-segment costs	(446)	(125)	(696)	(306)

Total cost of sales	13,675	13,994	39,317	34,051

Gross profit	14,345	5,979	36,483	17,577
Operating expenses:
General and administrative	4,961	3,937	15,403	12,286
Provision for doubtful accounts	679	—	187	797
Depreciation and amortization	304	296	921	871

Total operating expenses	5,944	4,233	16,511	13,954

Operating income	$8,401	$1,746	$19,972	$3,623

EBITDA (1)	$16,640	$6,809	$41,018	$19,591
Adjusted EBITDA (1)	$16,836	$6,980	$42,151	$20,532

Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income	$6,763	$727	$14,156	$2,975
Interest expense, net	25	90	295	302
Depreciation and amortization	7,559	5,616	21,038	16,586
Provision for income taxes	2,293	376	5,529	1,032
Gain from bargain purchase	—	—	—	(1,304)

EBITDA (1)	16,640	6,809	41,018	19,591
Stock-based compensation	196	171	1,133	941

Adjusted EBITDA (1)	$16,836	$6,980	$42,151	$20,532

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$8,722	$2,152	$28,360	$20,295
Stock-based compensation	(196)	(171)	(1,133)	(941)
Changes in trade accounts and contracts receivable	7,169	4,355	8,204	1,767
Interest paid	77	151	574	465
Taxes paid , net of refunds	677	496	4,206	1,716
Gross profit from sale of lease pool equipment	1,923	591	2,380	864
Changes in inventory	407	520	972	(833)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(424)	(442)	(2,447)	(1,996)
Other	(1,715)	(843)	(98)	(1,746)

EBITDA (1)	$16,640	$6,809	$41,018	$19,591

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes (c) depreciation, amortization and impairment and (d) the gain from bargain purchase. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2011 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. AES produces, sells, and leases equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.

Seismic equipment leasing is normally susceptible to weather patterns in certain geographic regions. In Canada and Russia a significant percentage of the seismic survey activity occurs in winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as Southeast Asia and the Pacific Rim, periods of heavy rain, known as monsoons, can impair seismic operations. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

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

In recent months, we believe there has been a general increase in oil and gas exploration activity that has resulted in an increase in our business activity. In particular, we have seen increased activity in South America, the United States, Russia and Canada, although activity in Russia and Canada is generally limited to the winter season. We also have seen increased activity in marine seismic exploration and increased activity from our customers in Eastern Europe.

In our opinion, the general increase in oil prices from the lows experienced in 2008 and 2009 have contributed to this increased activity, as has the recovery of the global economy and financial markets. However, the duration and extent of this recovery remains uncertain. We believe recent fiscal issues within the United States and the European Union have contributed to this uncertainty.

Much of the oil and gas exploration activity in the United States is taking place within various so called “shale plays.” The higher level of activity is indicated by increased bid activity in our business and higher activity reported by many seismic contractors. We believe that similar exploration prospects in other parts of the world, particularly Eastern Europe, could provide significant opportunities for our business.

We have recently seen a significant increase in seismic exploration activity, and demand for our equipment, in South America, especially Colombia. In response to these developments, in the first nine months of fiscal 2012 we have added a significant amount of new equipment and deployed much of that equipment to our branch operation in Colombia. We also have recently expanded our operations in Colombia by increasing the size of our facility and adding additional personnel. In recent months we have seen an increase in inquiries for our equipment from customers in Eastern Europe. We believe that much of this increased demand results from activity surrounding shale gas prospects in Eastern Europe and from activity in parts of North Africa and Turkey. In order to take advantage of these opportunities and to increase utilization of our lease pool, we have established a new operating facility in Hungary. We believe that Hungary provides a geographically strategic location from which to serve the European, North African and Middle East markets.

Despite the positive trends discussed above, the magnitude and breadth of the recovery in oil and gas exploration activity is uncertain. The oil and gas industry in general, and the seismic industry specifically, have historically been subject to significant cyclicality and uncertainty. Uncertainty about the breadth and sustainability of the global economic recovery and on-going fiscal issues in the United States and the European Union, we believe, contribute to this unsettled situation in the energy industry.

In the aftermath of the Deepwater Horizon disaster in the Gulf of Mexico, the rate of seismic exploration activity in the U.S. Gulf of Mexico has been adversely affected. Certain marine seismic survey projects that we had been providing rental equipment for in the U.S. Gulf of Mexico at the time of the Deepwater Horizon incident have since been cancelled or delayed but these cancellations and delays have not had a material adverse effect on our results of operations or financial condition. A permit was recently issued for a seismic exploration survey in the U.S. Gulf of Mexico, and it is our understanding that this survey will commence in early calendar 2012. There is no assurance that this recent issuance of a permit in mid-2011 indicates a trend or that we will benefit from any resumption of exploration activity in the U.S. Gulf of Mexico.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. The ability of our customers to build or re-fit vessels is dependent in part on their ability to obtain appropriate financing. Although there was a decline in marine seismic activity during fiscal 2010, there has been a rebound in such activity in fiscal 2011 and fiscal 2012. Many marine contractors have retired older vessels and, therefore, decreased the total capacity within the marine seismic industry. However, there are indications that some of these contractors are seeking to upgrade technology in order to operate more efficiently. There have also been announcements recently of intentions by some contractors to add new-build vessels to their fleets. Certain of our existing and potential customers have continued to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.

We have made significant additions to our lease pool over the past five years, totaling over $160 million. This has, we believe, resulted in an increase in the revenue generating capacity of our equipment leasing segment. These additions have been in response to industry trends towards higher channel counts, as discussed above, the geographic expansion of our leasing operations and the increased breadth of our product offerings. In the nine months ended October 31, 2011, we added approximately $56.2 million of new lease pool equipment, including Sercel 428 land recording systems, Unite cable-free systems and additional marine equipment. Much of the land recording equipment that we acquired in the first nine months of fiscal 2012 has been deployed in South America. We have made commitments to purchase about $14.3 of additional lease pool equipment, consisting primarily of three-component land recording systems. We expect to take delivery of this additional equipment during the fourth quarter of fiscal 2012. Accordingly, we expect additions to our lease pool during fiscal 2012 to amount to approximately $70.5 million. To help finance the acquisition of this equipment, in June 2011, we completed a public offering of our common stock that resulted in net proceeds to us of approximately $31.0 million.

In the past few years, we have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added a variety of marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. We recently added new cable free recording technology to our lease pool of ground recording equipment. In the future, we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.

We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. Most recently, in fiscal 2010 we established branch operations in Peru and Colombia and established a facility in Hungary during fiscal 2012. With the recent increases in business activity in South America, we have significantly expanded our operations in South America. We also plan to enhance our marine leasing activities by expanding our operations in Singapore. We may seek to further expand our operations to additional locations in the future either through establishing “green field” operations or by acquiring existing operations but we have made no specific plans at this time.

A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2011 and 2010, revenues from international customers totaled approximately $19.9 million and $15.9 million, respectively, representing 71% and 80% of consolidated revenues in those periods, respectively. For the nine months ended October 31, 2011 and 2010, revenues from international customers totaled approximately $58.5 million and $43.8 million, respectively, representing 77% and 85% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that entering into derivative instruments for hedging purposes would be cost effective.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the three or nine month periods ending October 31, 2011 and 2010, except as described above.

Results of Operations

Revenues for the three-month periods ended October 31, 2011 and 2010 were approximately $28.0 million and $20.0 million, respectively. The increase was due primarily to increased leasing revenues. Revenues for the nine-month periods ended October 31, 2011 and 2010 were approximately $75.8 million and $51.6 million, respectively. The increase in the nine-month period resulted primarily from higher leasing revenues and increased Seamap sales. The increased revenues reflect the increased activity within the seismic industry and the expansion of our operations as discussed above. For the three months ended October 31, 2011, we generated operating income of approximately $8.4 million as compared to approximately $1.7 million for the three months ended October 31, 2010. For the nine months ended October 31, 2011, we generated operating income of $20.0 million as compared to approximately $3.6 million in the nine months ended October 31, 2010. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$17,411	$8,074	$46,458	$24,133
Lease pool equipment sales	2,442	976	3,103	1,498
New seismic equipment sales	611	5,156	1,013	5,451
SAP equipment sales	1,358	1,518	4,145	3,316

	21,822	15,724	54,719	34,398
Cost of sales:
Direct costs-equipment leasing	2,365	895	6,348	2,485
Lease pool depreciation	7,404	5,327	20,217	15,674
Cost of lease pool equipment sales	519	385	723	634
Cost of new seismic equipment sales	336	4,188	559	4,271
Cost of SAP equipment sales	1,012	1,281	3,125	2,627

	11,636	12,076	30,972	25,691

Gross profit	$10,186	$3,648	$23,747	$8,707

Gross profit %	47%	23%	43%	25%

Equipment leasing revenues increased approximately 116% in the third quarter of fiscal 2012 from the third quarter of fiscal 2011. Factors contributing to this increase include higher activity levels in South America and the United States, increased marine leasing activity, increased demand from customers in Europe and improved demand for our downhole seismic equipment. We believe that the additions that we have made to our lease pool over the last twelve months, as well as improved utilization of our lease pool enabled us to meet the increased demand for our equipment. Specifically, the equipment that we deployed in South America during the first and second quarter of fiscal 2012 enabled us to take advantage of the growing demand in that area. Equipment leasing revenues increased approximately 93% in the first nine months of fiscal 2012 from the first nine months of fiscal 2011. Contributing to the increase between the nine-month periods were the factors discussed above, as well as a stronger winter season in Canada and the addition of equipment to our lease pool from AES. Our first fiscal quarter has historically been the strongest quarter for our leasing business due to very high seasonal demand in Canada and Russia. However, leasing revenues in the third quarter of fiscal 2012 exceeded those for the first quarter of fiscal 2012, despite significantly lower leasing revenues from Canada and Russia during the third quarter. This improvement resulted from increased leasing revenues in South America and the United States and increased marine leasing revenues.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended October 31, 2011 and 2010 was approximately $1.9 million and $591,000, respectively. For the nine months ended October 31, 2011 and 2010, sales of lease pool equipment generated gross profit of approximately $2.4 million and $864,000, respectively. The increase in the fiscal 2012 periods resulted primarily from the sale of land recording equipment to a customer in the Pacific Rim.

Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Also, AES regularly sells equipment that it produces. The gross profit from sales of new seismic equipment for the three months ended October 31, 2011 and 2010 was approximately $275,000 and $968,000, respectively. For the nine months ended October 31, 2011 and 2010, sales of new seismic equipment generated gross profit of approximately $454,000 and $1.2 million, respectively. In the third quarter of fiscal 2011, we sold a new land recording system to a customer in Eastern Europe for approximately $4.8 million.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. The increase in sales by SAP in the three and nine months ended October 31, 2011 versus the comparable periods in the prior fiscal year resulted primarily from increased sales of hydrographic and oceanographic equipment throughout the Pacific Rim and from revenue generated from a support contract with the Australian government. For the fiscal quarter ended October 31, 2011, SAP generated gross profit of approximately $346,000 from these transactions as compared to approximately $237,000 in the fiscal quarter ended October 31, 2010. For the nine months ended October 31, 2011, the gross profit from SAP equipment sales amounted to approximately $1.0 million as compared to approximately $689,000 in the nine months ended October 31, 2010.

Direct costs related to equipment leasing for the three months ended October 31, 2011 increased approximately 164% over the same period in the prior year. In the nine months ended October 31, 2011, direct costs increased approximately 155% over the same period one year ago. These increases are attributable to support activities related to the significantly higher leasing activity in the fiscal 2012 periods, the cost of redeploying equipment to different geographic regions and costs to sub-lease certain equipment. In the three and nine months ended October 31, 2011 direct costs were 13.6% of leasing revenues as compared to 11.1% and 10.3% in the three and nine months ended October 31, 2010, respectively.

For the three months ended October 31, 2011, lease pool depreciation increased approximately 39% over the three months ended October 31, 2010. In the nine months ended October 31, 2011, lease pool depreciation increased approximately 30% over the nine months ended October 31, 2010. The increase in lease pool depreciation resulted from the additions we made to our lease pool in fiscal 2011 and fiscal 2012. When newly acquired lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.

Overall, our Equipment Leasing segment generated gross profit of approximately $10.2 million in the third quarter of fiscal 2012 as compared to approximately $3.6 million in the third quarter of fiscal 2011. In the first nine months of fiscal 2012, the Equipment Leasing segment generated gross profit of approximately $23.7 million as compared to approximately $8.7 million in the first nine months of fiscal 2011. These increases are attributable primarily to the increase in leasing revenues in the fiscal 2012 periods, despite higher depreciation and direct costs.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Equipment sales	$6,743	$4,338	$22,009	$17,421
Cost of equipment sales	2,485	2,043	9,041	8,666

Gross profit	$4,258	$2,295	$12,968	$8,755

Gross profit %	63%	53%	59%	50%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2011, Seamap shipped one GunLink 4000 system and one BuoyLink system. During the three months ended October 31, 2010, we did not ship any major systems. The balance of revenues in both periods relates to the sale of certain other equipment, such as streamer weight collars, and providing on-going support and repair services, as well as spare parts sales. We shipped a total of four GunLink 4000 systems in each of the nine-month periods ended October 31,

2011 and 2010. The increase in sales in the fiscal 2012 nine-month period is attributable to increased sales of other equipment and “after-market” sales consisting of support, repairs and spare parts sales. Changes in product prices did not contribute materially to the difference in sales between the fiscal 2012 and fiscal 2011 periods.

The gross profit from the sale of Seamap equipment for the three and nine months ended October 31, 2011 was higher than that for the three and nine months ended October 31, 2010 due primarily to changes in product mix and improved production efficiency.

Operating Expenses

General and administrative expenses for the quarter ended October 31, 2011 were approximately $5.0 million, compared to approximately $3.9 million for the quarter ended October 31, 2010. For the nine months ended October 31, 2011, general and administrative expenses were approximately $15.4 million, compared to approximately $12.3 million in the nine months ended October 31, 2010. The increases reflect generally higher costs related to the increased level of activity. Specific areas of increased costs include personnel costs, including incentive compensation amounts, professional fees and travel costs. Approximately 47% of our general and administrative expenses are incurred by our foreign subsidiaries in currencies other than the U.S. dollar. Due to the decline in the value of the U.S. dollar against most other currencies with which we deal, our reported general and administrative expenses in the fiscal 2012 periods have increased over the comparable periods in fiscal 2011. The change in currency exchange rates between the fiscal 2012 and 2011 periods caused our reported general and administrative expense to increase approximately 2% for the three months ended October 31, 2011 and approximately 4% for the nine months ended October 31, 2011, as compared to the comparable periods in the prior fiscal year.

In the three months ended October 31, 2011 we recorded a provision for doubtful accounts of $679,000, net of recoveries. The additional provision is related to collection uncertainties for certain customers and the increased level of leasing activity. For the nine months ended October 31, 2011 the provision for doubtful accounts net of recoveries amounted to $187,000, compared to $797,000 for the nine months ended October 31, 2010.

Other Income (Expense)

Net interest expense for the three months ended October 31, 2011 amounted to approximately $25,000, consisting of interest expense of approximately $92,000 offset by interest income of approximately $67,000. For the nine months ended October 31, 2011, net interest expense was approximately $295,000, consisting of interest expense of approximately $595,000 offset by interest income of approximately $300,000. Net interest expense for the three months ended October 31, 2010 amounted to approximately $90,000, consisting of interest expense of approximately $131,000 offset by interest income of approximately $41,000. For the nine months ended October 31, 2010, net interest expense was approximately $302,000, consisting of interest expense of approximately $470,000 offset by interest income of approximately $168,000. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions.

Other income of approximately $680,000 for the three months ended October 31, 2011 and other expense of approximately $553,000 for the three months ended October 31, 2010 relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These losses and gains relate primarily to changes in the local functional currency balances of cash and accounts receivable denominated in U.S. dollars. These changes occur as the value of the United States dollar fluctuates versus the local currency. For the nine months ended October 31, 2011, these changes resulted in net exchange gain of approximately $8,000 and an exchange loss of approximately $618,000 for the nine months ended October 31, 2010.

We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, we recorded a gain from the bargain purchase as of the acquisition date.

Provision for Income Taxes

Our tax provision for the three months ended October 31, 2011 was approximately $2.3 million, which indicates an effective tax rate of approximately 25%. For the nine months ended October 31, 2011, our effective tax rate was approximately 28%. Our effective tax rate for the fiscal 2012 periods is less than the U.S. statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions. A significant portion of these earnings have been permanently reinvested outside of the U.S., and therefore no U.S. taxes are provided for these earnings at the U.S. rate. For the three months ended October 31, 2010, our tax provision was $376,000, which is an effective tax rate of approximately 34%. Our effective tax rate for the nine months ended October 31, 2010 was approximately 26%. However, this nine month period included a gain arising from the purchase of AES. The gain from the bargain purchase is not taxable and, therefore, reduced our effective tax rate for the period. Absent the effect of this item, our effective tax rate for the nine months ended October 31, 2010 would have been approximately 38%. This rate is higher than the United States statutory rate of 34% due primarily to estimated potential penalties and interest arising from uncertain tax positions. We have estimated and recorded the potential effect on our liabilities for income taxes should specific uncertain tax positions be resolved not in our favor. We have estimated and recorded potential penalties and interest that could arise from these positions.

Liquidity and Capital Resources

As of October 31, 2011, we had working capital of approximately $23.9 million, including cash and cash equivalents and restricted cash of approximately $16.0 million, as compared to working capital of approximately $29.2 million, including cash and cash equivalents and restricted cash of approximately $14.6 million, at January 31, 2011. The decline in working capital resulted from the significant additions we made to our lease pool during the nine-month period and is despite factors discussed below which produced additional working capital.

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

Net cash provided by operating activities was approximately $28.4 million in the first nine months of fiscal 2012 as compared to approximately $20.3 million in the same nine months in fiscal 2011. This increase resulted primarily from the increase in net income in the fiscal 2012 period and the effect of higher non-cash depreciation expenses in the fiscal 2012 period, offset by higher tax payments and increased accounts receivable.

Net cash flows used in investing activities for the nine months ended October 31, 2011 included purchases of seismic equipment held for lease totaling approximately $41.0 million, as compared to approximately $16.0 million in the first nine months of fiscal 2011. There was approximately $18.5 million in accounts payable at October 31, 2011 related to lease pool purchases. At January 31, 2011, there was approximately $3.3 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $56.2 million in the first nine months of fiscal 2012, as compared to approximately $20.7 million in the first nine months of fiscal 2011. As of October 31, 2011, we had outstanding commitments for the purchase of approximately $14.3 million of lease pool equipment. Accordingly, we currently estimate that additions to our lease pool will total approximately $70.5 million for all of fiscal 2012. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.

In the first nine months of fiscal 2012, proceeds from the sale of lease pool equipment amounted to approximately $3.1 million, as compared to approximately $1.5 million in the same nine months in fiscal 2011. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.

Net cash provided by financing activities was approximately $11.8 million in the first nine months of fiscal 2012 and net cash used by financing activities was approximately $0.5 million in the first nine months of fiscal 2011. The fiscal 2012 period reflects approximately $31.0 million in net proceeds from the public offering of common stock that was completed in June 2011. During the nine months ended October 31, 2011, we made net repayments of approximately $17.7 million under our revolving credit agreement. During this period, we also made installment payments of approximately $750,000 related to the notes given to the sellers of AES and installment payments of approximately $1.9 million pursuant to a promissory note issued in October 2010 related to the purchase of certain equipment. During the nine months ended October 31, 2010, our net repayments on our line of credit were approximately $4.2 million. During the nine months ended October 31, 2011, we received approximately $788,000 upon the exercise of stock options versus approximately $244,000 during the nine months ended October 31, 2010.

In July 2011, we amended our $35.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), to extend the maturity of the facility from May 31, 2012 to May 31, 2013. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base, $35.0 million of borrowings under the facility were available to us as of October 31, 2011, less any outstanding amounts as described below. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The agreement also provides that up to $7.0 million of the available borrowing may be used to secure letters of credit. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The credit agreement provides that we may not incur or maintain indebtedness in excess of $1.0 million without the written consent of the Bank, except for borrowings related to the credit agreement. As of December 5, 2011, we had approximately $16.2 million outstanding under the facility and $1.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $17.8 million was available for borrowing under the facility as of that date. Subsequent to October 31, 2011 we borrowed approximately $12.2 million under the revolving credit facility to fund the payment of certain invoices for the purchase of lease pool equipment. These invoices were included in accounts payable at October 31, 2011.

The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce EBITDA of not less than $2.0 million. As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2011:

Description of Financial Covenant	Required Amount	Actual as of October 31, 2011 or for the period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.04:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	1.73:1.0
Quarterly EBITDA	Not less than $2.0 million	$16.6 million

Under the terms of the revolving credit facility, we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize those notes. As of October 31, 2011, there was approximately $4.0 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $83,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate, 3.25% at October 31, 2011, plus 50 basis points. Our average borrowing levels under our revolving credit facility were approximately $12.7 million and $15.1 million for the nine months ended October 31, 2011 and 2010, respectively.

In October 2010, in connection with the purchase of certain lease pool equipment, we entered into a secured promissory note with a supplier in the amount of approximately $3.6 million. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. Pursuant to the terms of our revolving credit agreement we sought and received the consent of the Bank for this transaction. As of October 31, 2011 the outstanding balance on this obligation is approximately $1.3 million.

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

Pursuant to our exclusive equipment lease agreement with Sercel, we have agreed to purchase certain amounts of equipment through December 31, 2011. Based upon amounts purchased to date and outstanding purchase commitments, we anticipate meeting these requirements. Should we fail to meet these obligations, Sercel will have the right to terminate the agreement, including our exclusive referral arrangement. We are negotiating an amendment and extension to this agreement; however, there can be no assurance that we will successfully conclude these negotiations.

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

As of October 31, 2011, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $14.6 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2011, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $5.6 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $0.6 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 55% of our net assets are impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of October 31, 2011, there was approximately $4.0 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points, which was 3.75% as of October 31, 2011. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $40,000. As we repaid essentially all amounts outstanding under the agreement in June 2011, annual interest expense under the agreement could be significantly higher. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Other than the risk factor set forth below, the Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2011 have not materially changed.

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

To avoid double taxation as a result of this proposed adjustment, we have filed requests for competent authority assistance with the CRA and with the U.S. Internal Revenue Service (the “IRS”) seeking guidance regarding the proper treatment of deductions. In addition, we have filed an appeal of the assessment with the CRA and the Province of Alberta, which has been stayed pending resolution of the competent authority process. There is no guarantee that the CRA and the IRS will reach an agreement on the treatment of the deductions. If they do not reach an agreement, we may be required to pursue arbitration under the tax treaty between the United States and Canada or other administrative remedies in order to receive the requested relief from double taxation. If the CRA and the IRS reach an agreement in response to our competent authority request, there is no guarantee that the agreement will avoid economic double taxation in all cases. Moreover, resolution of our competent authority request may take several years, during which time interest may continue to accrue on the assessment.

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

MITCHAM INDUSTRIES, INC.

Date: December 7, 2011	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Each exhibit identified below is part of this Form 10-Q. Exhibits filed (or furnished in the case of Exhibit 32.1 and Exhibits 101) with this Form 10-Q are designated by the cross symbol (†). All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

10.1	Third Amendment to Loan Agreement dated July 27, 2011 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 7, 2011.	000-25142	10.1

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†*	XBRL Instance Document

101.SCH†*	XBRL Taxonomy Extension Schema Document

101.CAL†*	XBRL Taxonomy Extension Calculation of Linkbase Document

101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.