Form 10-K
period 2012-01-31
MITCHAM INDUSTRIES INC
filed 2012-04-04
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-25142

Mitcham Industries, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8141 SH 75 South P.O. Box 1175 Huntsville, Texas	77342
(Address of principal executive offices)	(Zip Code)

936-291-2277

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $211,953,720 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2012
Common Stock, $0.01 par value per share	12,680,959 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2012 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MITCHAM INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Item 1A – “Risk Factors.”

Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Mitcham Industries, Inc. (“MII”), a Texas corporation, was incorporated in 1987. We lease and sell geophysical and other equipment used primarily by seismic data acquisition contractors to perform seismic data acquisition surveys on land, in transition zones (marsh and shallow water areas) and deep water marine areas. We conduct our business on a worldwide basis and believe that we are the world’s largest independent lessor of seismic equipment. We operate in two business segments, equipment leasing and manufacturing.

Our Equipment Leasing segment is engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, our wholly-owned subsidiaries and our branches in Colombia and Peru. We also sell new and used seismic equipment from time to time. The subsidiaries that conduct our leasing business are Mitcham Canada ULC (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), and Absolute Equipment Solutions, Inc. (“AES”). We acquired AES in March 2010. AES, which is located in Calgary, Alberta, Canada, produces, leases and sells “heli-pickers” and related equipment. This equipment is utilized by seismic contractors and helicopter operators to more efficiently and safely deploy and retrieve seismic equipment in the field. Effective February 1, 2012, the operations of AES were merged into those of MCL. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about the acquisition of AES. During the year ended January 31, 2012 (“fiscal 2012”) we formed two new subsidiaries from which we intend to conduct equipment leasing operations. Mitcham Europe Ltd. (“MEL”) was formed in Hungary to serve customers in Eastern Europe, North Africa and the Middle East. Mitcham Marine Leasing Pte Ltd (“MML”) was formed in Singapore to serve marine leasing customers in all parts of the world. Neither MEL nor MML had material operations during fiscal 2012. SAP also leases and sells oceanographic and hydrographic equipment, primarily in the Pacific Rim.

Our manufacturing segment is engaged in the design, production and sale of marine seismic equipment. The operations of this segment are conducted through wholly-owned subsidiaries, Seamap (UK) Ltd (“Seamap UK”) and Seamap Pte. Ltd (“Seamap Singapore”). We refer to this segment as our Seamap Segment, or “Seamap.”

For additional information about our business segments, including related financial information, see Note 14 to our consolidated financial statements and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

During the fiscal 2012, our business expanded significantly. Areas which experienced this growth included our land leasing operations in South America and North America and our marine leasing operations. The increase in our business resulted from increased oil and gas exploration and development activities. We believe these increased activities were driven by demand for oil and gas and the resulting increase in prices. There has been a trend within the seismic industry to increase the amount of equipment, specifically recording channels, utilized on a given seismic survey. We believe that this trend has also contributed to the expansion of our business. We responded to the increase in our business by making significant additions to our lease pool of equipment, expanding our branch operation in Colombia and by establishing two new leasing subsidiaries. For additional information regarding our operations see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our equipment is utilized in a variety of geographic regions throughout the world, which are described under “–Customers, Sales, Backlog and Marketing.”

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique-Veritas (“Sercel”). However, we also purchase equipment from a number of other equipment manufacturers, including ION Geophysical Corporation (“ION”), Oyo Geospace Corporation (“Oyo”) and INOVA Geophysical Equipment Limited, an affiliate of ION. At January 31, 2012, approximately 50% of our equipment lease pool, on a cost basis, consisted of seismic recording channels and related equipment, with the remainder consisting of geophones, compressors, energy source controllers and other peripheral equipment.

For the past several years, we have had a series of supply and exclusive lease referral agreements with Sercel, which we believe have provided us with certain competitive advantages, primarily due to preferential pricing and expedited delivery arrangements under the agreements. Under these agreements, we have been the exclusive worldwide short-term leasing representative for certain products. See “– Key Supplier Agreements – The Sercel Lease Agreement” for further information about this agreement.

We lease our equipment on a short-term basis, generally for two to six months, to seismic contractors who need additional capacity to complete a seismic survey. Certain equipment that is used in vertical seismic profiling, or “downhole” operations, is generally leased to oil field service companies and generally for shorter periods, ranging from a few days to two weeks. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) the term of the lease and (iv) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.

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

For information regarding our net income and total assets by segment, see Note 14 to our consolidated financial statements.

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

•

Continue to expand international operations. We intend to continue to expand our international leasing activities in new geographic areas as customer demand warrants. We believe there are opportunities to continue to expand our international leasing and sales activities. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations. We generally expect to establish any such facilities through a “green field” approach, but we may consider making selective acquisitions from time to time.

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

Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data (“CEU”), (ii) seismic recording channel boxes that convert analog signals to a digital fomat (“channels”), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channels to the CEU, (vi) geographic survey equipment, (vii) drilling equipment used in the seismic survey and (viii) other peripheral, or accessory, equipment.

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

In seismic data acquisition, an acoustic wave is generated at or below the earth’s surface through the discharge of compressed air, the detonation of small explosive charges or the use of large mechanical vibrators. As the acoustic wave travels through the earth, it is partially reflected by the underlying rock layers and the reflected energy is captured by sensors, such as geophones, which are situated at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channels, which convert the signals from analog to digital format and transmit this data via cable to the CEU. The CEU stores the seismic data on magnetic tape, disk or other recording media for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.

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

Industry advances include the use of high resolution 3-D, three-component senors (“3D-3C”), which enhance the 3-D image of the sub-surface, and time lapse (“4-D”) seismic techniques, where surveys are periodically reacquired to allow the monitoring of producing oil and gas fields for optimal production and reserve recovery. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs.

With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys now requires seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these changes, the number of seismic survey channels has increased from smaller 2-D surveys, which typically averaged 120 channels, to larger 3-D surveys, which today average more than 10,000 channels and sometimes use as many as 100,000 channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

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

Our land equipment lease pool includes a total of approximately 175,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 17 kilometers of streamers (recording channels that are towed behind a vessel), air compressors, air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 300 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool also includes energy source controllers and RGPS tracking systems that are manufactured by our Seamap segment.

Our equipment leases generally have terms of two to six months, a few days to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages other than normal wear and tear and replacing destroyed or lost equipment under the terms of our standard lease agreements. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. While it is our general practice to lease our seismic equipment on a monthly basis, depending on the circumstances we may lease equipment on a daily rate.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Seismic survey operations can also be effected by other weather patterns such as periods of heavy rain. While these periods of heavy rain can affect our business in certain geographic regions, the primary seasonality of our business relates to the Canadian and Russian winter seasons. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. For additional information about the impact of seasonality and weather, see Item 1A – “Risk Factors.”

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

Historically, the majority of the inspection, testing and repair have been done in our Huntsville, Texas or Calgary, Alberta facilities. In recent years, however, we have added inspection and testing capabilities to our facilities in Ufa, Bashkortostan, Russia and Singapore. With the establishment of our branch operations in Colombia and Peru, we also added inspection, test and repair capabilities in those countries and most recently we established a facility in Budapest, Hungary. In response to the increase in activity in South America, we have significantly increased the size of our facility in Bogota, Colombia. Additionally, we have expanded our facility in Singapore in order to stage and repair much of our marine lease pool in that location. We believe that by expanding these capabilities we have been able to more effectively utilize our equipment and reduce costs associated with these operations, although it is not possible to quantify the effect of any such improvement.

Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $6.5 million, $2.5 million and $3.3 million in each of the three fiscal years ended January 31, 2012, 2011 and 2010, respectively. We typically do not seek to sell our lease pool equipment. However, we will evaluate any opportunities for the sale of equipment from our lease pool, and based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material. Under the terms of our lease agreements, customers are responsible for lost or destroyed equipment. Such equipment is “sold” to the customer at prices specified in the particular lease agreement.

Other Equipment Sales. The “Other equipment sales” included in our Equipment Leasing segment fall into three broad categories:

•

Sales of new seismic equipment. On occasion, we will sell new seismic equipment in response to a specific demand from a customer. These sales are made in cooperation with our suppliers of lease pool equipment and often contain a financing arrangement.

•

Sale of “heli-pickers” and related equipment by AES. AES sells a variety of equipment and supplies utilized in the deployment and retrieval of seismic equipment by helicopter. Certain of this equipment is produced by AES and is the subject of certain patent rights owned by AES.

•

Sales of hydrographic and oceanographic equipment. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines.

Seamap Equipment Sales. Seamap designs, manufactures and sells a broad range of proprietary products for the marine seismic industry. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise control of energy sources, and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers. Seamap’s design operations are located in the United Kingdom and in Singapore and its manufacturing facilities are located in Singapore.

Key Supplier Agreements

The Sercel Lease Agreement

We have had a series of supply agreements with Sercel. The most recent agreement was entered into in September 2009 when we signed an exclusive equipment lease agreement with Sercel (the “Exclusive Equipment Lease Agreement”), which replaced an agreement that expired in December 2008. Under that agreement, we were, with some exceptions, the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL three component digital sensors and the exclusive authorized lessor for Sercel’s downhole seismic tools in North and South America. That agreement expired by its terms on December 31, 2011. We are currently negotiating new agreements with Sercel that contemplate similar terms.

Under the prior and contemplated agreements, we agree not to offer financing leases or leases with terms greater than one year related to the Exclusive Products (as defined in the agreement) without Sercel’s prior consent. Sercel agrees to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory (as defined in the agreement) to us and to not recommend any competitor of ours as a source of such rentals. Sercel and we agreed to cooperate in the promotion and marketing of the Exclusive Products. We also agree to purchase minimum amounts of certain types of equipment over a period of time and Sercel grants us specified pricing for those products.

There can be no assurance that we will be successful in negotiating new agreements with Sercel or that any such agreements will contain terms as favorable as those in the past. See Item 1A – “Risk Factors”.

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

Seamap obtains certain on-going support services from the former owners of Tanglesolve Instrumentation, Ltd., which Seamap acquired in December 2007. These services have been provided pursuant to the terms of a Consulting Agreement among the parties. The initial term of the agreement expired on December 31, 2009 and was extended by mutual consent through December 31, 2011. Subsequent to December 31, 2011 the parties have continued to operate under the terms of the agreement and a series of supplemental agreements.

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2012, we had approximately 41 lease customers with 98 active leases of various lengths, but all for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2012, our Seamap segment had a backlog of orders amounting to approximately $13.6 million, compared to $8.6 million as of January 31, 2011. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2013.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Years Ended January 31,
	2012	2011	2010
United States	$26,158	$11,659	$15,184

UK / Europe	21,403	16,765	14,358
Canada	13,243	5,294	3,608
South America (1)	17,786	8,042	4,545
Asia/South Pacific	17,810	15,444	12,447
Eurasia (2)	3,528	10,812	1,637
Other (3)	12,906	3,347	3,393

Total Non-United States	86,676	59,704	39,988

Total	$112,834	$71,363	$55,172

(1)	Including Brazil, Colombia and Peru
(2)	Comprised of the Russian Federation and the CIS
(3)	Includes Africa and The Middle East

The net book value of our long-lived assets in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2012	2011	2010
United States	$65,922	$56,206	$40,448

Canada	23,856	11,544	7,056
Australia	2,553	3,443	4,360
Russia	2,323	3,009	3,906
South America	21,963	4,384	10,052
Singapore	3,352	354	433
United Kingdom	232	155	227
Europe	176	—	—

Total Non-United States	54,455	22,889	26,034

Total	$120,377	$79,095	$66,482

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

For fiscal 2012, one customer, CGV accounted for approximately 17% of our consolidated revenues. In the fiscal ended January 31, 2011 (“fiscal 2011”), CGV accounted for approximately 19% of our consolidated revenues. The Polarcus Group of Companies, CGV and Global Geophysical Services represented approximately 14%, 11% and 10%, respectively, of our consolidated revenues for the fiscal year ended January 31, 2010 (“ fiscal 2010”). The loss of any of these customers could have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A – ”Risk Factors.”

Competition

Our major competitors include the major seismic equipment manufacturers who sell equipment on financed terms and seismic contractors who might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as we do. We compete for seismic equipment leases on the basis of (i) price, (ii) delivery terms, (iii) availability of desired equipment and (iv) location of equipment. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Some of these competitors may have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel. However, we also acquire lease pool equipment from a number of other suppliers including ION and OYO. Management believes that our current relationships with our suppliers are satisfactory. For fiscal 2012, 2011 and 2010, approximately 44%, 35% and 32%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A – “Risk Factors.”

Employees

As of January 31, 2012, we employed 169 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

For additional information regarding the risks associated with our intellectual property, see Item 1A – “Risk Factors.”

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to protection of the environment and the manner in which chemicals and materials used in our manufacturing processes are handled and wastes generated from such operations are disposed. We have established and implemented proactive environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and special precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties and the issuance of injunctive relief. Spills or releases of chemicals, materials and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals, materials and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate change that have the effect of lowering the demand for carbon-based fuels or with regard to hydraulic fracturing that have the effect of decreasing the performance of exploratory activities by energy companies could have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, may delay or decrease the pace of exploratory activities, which may have a material adverse effect on our business. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend of compliance and avoidance of material costs or other liabilities will continue in the future. For additional information regarding the risk associated with environmental matters, see Item 1A – “Risk Factors.”

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

Demand for our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

•	oil and gas prices and industry expectations of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the availability of current geophysical data;

•	the ability of oil and gas companies to generate funds or otherwise obtain capital for exploration operations;

•	the granting of leases or exploration concessions and the expiration of such rights;

•	changes to existing laws and regulations;

•	domestic and foreign tax policies;

•	merger and divestiture activity among oil and gas producers;

•	expected rates of declining current production;

•	technical advances affecting energy exploration, production, transportation and consumption;

•

weather conditions, including hurricanes and monsoons that can affect oil and gas operations over a wide area as well as less severe inclement weather that can preclude or delay seismic acquisition surveys;

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

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2012, 2011 and 2010, our single largest customer accounted for approximately 17%, 19% and 14%, respectively, of our consolidated revenues. Our five largest customers accounted for approximately 43% of our consolidated revenues in fiscal 2012. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

The financial soundness of our customers could materially affect our business and operating results.

If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets, such as those that occurred in 2008, or other macro-economic issues could exacerbate financial difficulties for our customer. Any inability of customers to pay us for services could adversely affect our financial condition and results of operations.

As of January 31, 2012, we had approximately $42.5 million of customer accounts and contracts receivable, of which approximately $13.8 million was over 90 days past due. For fiscal 2012, 2011 and 2010, we had net charges of approximately $0.6 million, $1.8 million and $1.4 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

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

Operating internationally subjects us to significant risks and regulation inherent in operating in foreign countries.

We conduct operations on a global scale. For fiscal 2012, 2011 and 2010 approximately 76%, 84% and 72%, respectively, of our revenues were attributable to operations in foreign countries.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:

•	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization or detention of assets;

•	difficulty in repatriating foreign currency received in excess of local currency requirements;

•	import/export quotas;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

•

availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

•

decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	terrorist attacks, including kidnappings of our personnel.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operation.

Certain of the seismic equipment that we use in certain foreign countries may require prior U.S. government approval in the form of an export license and may otherwise be subject to tariffs and import/export restrictions. The delay in obtaining required governmental approvals could affect our ability to timely commence a project, and the failure to comply with all such controls could result in fines and other penalties.

We are subject to taxation in many foreign jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Our tax returns are subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes, penalties and/or interest.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

As a company subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), our business may suffer because our efforts to comply with these laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to them. Any determination that we or our foreign agents or partners have violated the FCPA or the UK Bribery Act may adversely affect our business and operations.

We and our local partners operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. law and regulations prohibit us from using.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any such violations could result in substantial civil and/or criminal penalties and might adversely affect our business, results of operations or financial condition. In addition, our ability to continue to work in such foreign markets could be adversely affected if we were found to have violated certain U.S. laws, including the FCPA.

The UK Bribery Act, which became effective in 2011, is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception.

Capital requirements for our operations can be large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

We have historically funded our working capital requirements with cash generated from operations, cash reserves and short-term borrowings from commercial banks. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile. This was evident during the global financial crisis that arose in 2008. Furthermore, due to the historically cyclical nature of the energy business in general, and the seismic industry in particular, capital for businesses in this industry can be even more difficult and expensive to obtain.

Due to these factors, we cannot be certain that funding will be available if and when needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to grow our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our long-lived assets may be subject to impairment.

We periodically assess our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of these assets if the future cash flows anticipated to be generated from the related assets falls below net book value. Declines in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See the discussion included in Item  7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Long-Lived Assets.”

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

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations. The majority of our lease pool equipment is produced by Sercel and has been acquired by us pursuant to a series of agreements, see Item 1 – “Business – Key Supplier Agreements.” If were are unable to continue our past relationship with Sercel we may not be able to acquire equipment under terms as favorable as in the past, which could adversely affect our future results of operations.

Equipment in our lease pool may be subject to the intellectual property claims of others that could adversely affect our ability to generate revenue from the lease of the equipment.

Certain of the equipment in our lease pool is proprietary to us. The equipment we acquired with the acquisition of AES, see Item 1 – “Business,” includes heli-pickers and associated equipment that is manufactured by AES and is subject to various patents, see Item 1 – “Business - Intellectual Property.” We also have some equipment in our lease pool that is manufactured by our Seamap segment, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

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

In February 2011, ION obtained a judgment against Sercel as a result of a patent infringement suit. In February 2012 this judgment was affirmed by the appellate court. One aspect of the judgment restricts the importation and use of certain seismic equipment in the United States, including Sercel’s 428XL DSU3 products. We currently own a significant amount of this equipment and may purchase additional amounts from Sercel or others. We believe that a significant portion of this equipment that we currently own is not subject to any restrictions as to use in the United States. However, if we are unable to import into or use in the United States any portion of this equipment our financial condition and results of operations could be adversely affected and we may not be able to compete for certain projects located in the United States. In addition, the administrative and operational effort required to ensure that no restricted equipment is brought into the United States may cause our costs to increase.

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

We are subject to stringent governmental laws and regulations relating to protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities, install and maintain costly equipment and pollution control technologies, conduct remediation of contaminated soils and groundwater, remove previously disposed water, or undertake measures to prevent future contamination or incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses, in addition to possibly decreasing the performance of exploratory activities by energy companies, which could have a material adverse effect on our business.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA is adopting and implementing regulations that restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This stationary source rule “tailors” these permitting programs to apply to certain stationary sources in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that will be established by the states or, in some instances, by the EPA on a case-by-case basis. In addition the EPA has adopted regulations requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities on an annual basis. Also, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption and implementation of any laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, oil and gas exploration and production activities could have an adverse effect on the demand for our seismic equipment and associated services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could adversely affect or delay our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in additional operating restrictions or delays and adversely affect our business.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel under the Safe Drinking Water Act’s Underground Injection Control Program. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services. In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014, and has further announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, which could have an adverse effect on the demand for our seismic equipment and associated services.

The Deepwater Horizon incident and its aftermath, including any additional regulations that cause delays or deter new drilling, could adversely affect our financial position, results of operations and cash flows.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by a third party in ultra deep water in the U.S. Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the U.S. Gulf Coast region. In response to the explosion and spill, there have been many proposals by government and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in May 2010, the U.S. Department of the Interior, initially through its federal Mineral Management Services (“MMS”) and subsequently through the BOEMRE (when the MMS was renamed BOEMRE in June 2010) implemented a moratorium on deepwater drilling activities in the U.S. Gulf of Mexico that effectively shut down deepwater drilling activities until the moratorium was lifted by Secretary of the Interior Ken Salazar in October 2010. While the moratorium was in place, the BOEMRE began issuing a series of Notices to Lessees and Operators (“NTLs”) imposing a variety of new safety and permitting requirements applicable to exploration, development and production activities in the U.S. Gulf of Mexico. For example, before being allowed to resume drilling in deepwater, operators in the outer continental shelf (“OCF”) waters of the U.S. Gulf of Mexico must certify compliance with all applicable operating regulations found in 30 C.F.R. Part 250, such as rules relating to well casing and cementing, blowout preventers, safety certification, emergency response and worker training. Operators must also demonstrate the availability of adequate spill response and blowout containment resources. Although the drilling moratorium was lifted, this spill and its aftermath have led to delays in obtaining drilling permits that we believe may continue.

Moreover, effective October 1, 2011, BOEMRE was split into two federal bureaus, (1) the Bureau of Ocean Energy Management (“BOEM”), which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies, and (2) the Bureau of Safety and Environmental Enforcement (“BSEE”), which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, oil and natural gas operators in the U.S. Gulf of Mexico are required to interact with two newly formed federal bureaus to obtain approval of their exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays as the functions of the former BOEMRE are fully divested from the former agency and implemented in the two federal bureaus. Any such delays in obtaining drilling permits or plan approvals may result in decreased or delayed exploration activities in the U.S. Gulf of Mexico, which could have an adverse effect on the demand for our seismic equipment and associated services.

In addition to the added requirements imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations, such as a proposal to significantly increase the ability to demonstrate the minimum financial responsibility under the Federal Oil Pollution Act of 1990. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the U.S. Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory requirements, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the U.S. Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. Any one or more of these factors that lead to an increase in the cost of operations in offshore waters or any decrease or delay in offshore exploration and production activity could have a material adverse effect on the operation of the offshore exploration and development industry, which could adversely affect our financial condition, cash flows and results of operations.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities; and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.

We plan to expand not only through organic growth, but may also do so through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage acquisitions effectively, our results of operations could be adversely affected. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management, legal compliance and information systems to keep pace with the growth of our business.

Any future acquisitions could present a number of risks, including but not limited to:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	diversion of management’s attention from existing operations or other priorities; and

•	our inability to secure sufficient financing, on terms we find acceptable, that may be required for any such acquisition or investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy the following principal facilities which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Seamap

Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing

Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing

Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Seamap

Shepton Mallet, United Kingdom	Office and warehouse	12,300	Leased	Seamap

Ufa, Bashkortostan, Russia	Office and warehouse	6,000	Leased	Equipment Leasing

Bogota, Colombia	Office and warehouse	23,600	Leased	Equipment Leasing

Budapest, Hungary	Office and warehouse	8,000	Leased	Equipment Leasing

Item 3. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal Year Ended January 31, 2011:
First Quarter	$8.33	$6.75
Second Quarter	7.55	5.56
Third Quarter	8.73	6.25
Fourth Quarter	12.28	8.36

Fiscal Year Ended January 31, 2012:
First Quarter	$16.44	$10.38
Second Quarter	20.00	13.16
Third Quarter	19.43	9.52
Fourth Quarter	24.86	13.22

As of March 30 2012, there were approximately 6,000 beneficial holders of our common stock.

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

As of January 31, 2012, we had deposits in foreign banks equal to approximately $14.8 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2007 through January 31, 2012, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2007, and that all dividends were reinvested.

	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12
Mitcham Industries, Inc.	100.00	124.54	26.83	54.86	81.69	162.86
S&P Smallcap 600	100.00	92.91	58.78	81.69	106.96	114.98
Peer Group	100.00	114.41	27.81	57.38	77.88	69.58

The Peer Company Index consists of: Compagnie Generale de Geophysique-Veritas (NYSE: CGV), Dawson Geophysical Company (NASDAQ: DWSN) and Ion Geophysical Corp. (NYSE: IO).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser purchased any of our equity securities during the fourth quarter of fiscal 2012.

Item 6. Selected Financial Data

The selected consolidated financial information contained below is derived from our consolidated financial statements and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto. Our historical results may not be indicative of the operating results to be expected in future periods.

	Years Ended January 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$112,834	$71,363	$55,172	$66,812	$76,421
Operating income	34,544	6,921	871	11,478	16,445
Income from continuing operations	24,321	4,729	520	9,065	11,439
Income from continuing operations per common share – basic	2.13	0.48	0.05	0.93	1.18
Income from continuing operations per common share – diluted	2.02	0.46	0.05	0.89	1.11
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	15,385	14,647	6,735	6,032	13,884
Seismic equipment lease pool and property and equipment, net	120,377	79,095	66,482	64,251	53,179
Total assets	198,229	137,971	115,397	104,227	103,901
Long-term debt	12,784	23,343	15,735	5,950	—
Total liabilities	42,795	43,256	30,442	27,104	28,133
Total shareholders’ equity	155,434	94,715	84,955	77,123	75,768

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Seamap. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Lima, Peru; Bogota, Colombia; and Ufa, Russia. This includes the operations of our MCL, SAP and MSE subsidiaries and our branches in Peru and Colombia. The branch operations in South America were established late in fiscal 2010 and did not contribute materially to our revenues prior to fiscal 2011. In late fiscal 2012, we established new leasing subsidiaries in Hungary, MEL, and in Singapore, MML. These new subsidiaries did not have material operations prior to January 31, 2012. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Revenues:
Equipment Leasing	$84,428	$50,018	$34,605
Seamap	28,703	22,462	20,993
Less inter-segment sales	(297)	(1,117)	(426)

Total revenues	112,834	71,363	55,172

Cost of sales:
Equipment Leasing	42,615	34,494	27,010
Seamap	12,818	11,209	10,482
Less inter-segment costs	(351)	(982)	(445)

Total direct costs	55,082	44,721	37,047

Gross profit
Equipment Leasing	41,813	15,524	7,595
Seamap	15,885	11,253	10,511
Less inter-segment amounts	54	(135)	19

Total gross profit	57,752	26,642	18,125

Operating expenses:
General and administrative	21,354	16,755	14,977
Provision for doubtful accounts	615	1,795	1,378
Depreciation and amortization	1,239	1,171	899

Total operating expenses	23,208	19,721	17,254

Operating income	$34,544	$6,921	$871

EBITDA (1)	$63,500	$28,680	$19,794
Adjusted EBITDA (1)	$64,831	$29,779	$21,195
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$24,321	$4,729	$520
Interest expense, net	396	473	415
Depreciation, amortization and impairment	28,774	22,717	18,740
Provision for income taxes	10,009	2,065	119
Gain from bargain purchase	—	(1,304)	—

EBITDA (1)	63,500	28,680	19,794
Stock-based compensation	1,331	1,099	1,401

Adjusted EBITDA (1)	$64,831	$29,779	$21,195

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$35,958	$30,137	$14,085
Stock-based compensation	(1,331)	(1,099)	(1,401)
Provision for doubtful accounts	(1,709)	(1,795)	(1,378)
Changes in trade accounts and contracts receivable	16,687	2,019	4,995
Interest paid	704	728	627
Taxes paid , net of refunds	7,536	508	1,269
Gross profit from sale of lease pool equipment	4,923	1,340	755
Changes in contract revenues in excess of billings	—	(573)	(1,704)
Changes in inventory	2,614	(727)	754
Changes in accounts payable, accrued expenses and other current liabilities	(2,683)	(1,964)	836
Other	801	106	956

EBITDA (1)	$63,500	$28,680	$19,794

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2012 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, if equipment that has been leased to a customer is lost or destroyed, that equipment is sold to the customer at amounts specified in the underlying lease agreement. We also occasionally sell new seismic equipment that we acquire from other manufacturers. AES produces and sells, as well as leases, equipment used to deploy and retrieve seismic equipment with helicopters. In addition to leasing seismic equipment, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Accordingly, our first and fourth quarters have historically produced higher leasing revenues than the second and third quarters. In other areas of the world, periods of heavy rain can impair seismic operations. These periods of inclement weather can impact our results of operations; however, there is no historical trend as to the timing of such impact. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

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

During fiscal 2012, we experienced a significant increase in our equipment leasing business. We believe the factors contributing to this increase include the following:

•	Increased exploration activity driven by higher worldwide oil prices;

•	Increased exploration activity for natural gas, driven in part by non-conventional sources, such as shale reservoirs;

•	Our geographic expansion in recent periods;

•	An increase in the channel count on seismic surveys; and

•	The additions we have made to our lease pool of equipment in recent periods.

Particular areas of improved leasing revenues include South American, North American and European land operations and our marine leasing business. We expect these trends to generally continue into fiscal 2013. Many seismic contractors are reporting increased backlogs, which we believe indicates continued strength in the seismic leasing business.

The majority of activity in the United States is taking place within various so called “shale plays” which tend to be primarily natural gas reservoirs. Natural gas prices in North America have been depressed and some exploration companies have recently curtailed activity within these areas. If North American natural gas prices remain at or near recent levels, we could experience a decline in demand for our services in North America. In other parts of the world, such as Europe, natural gas prices are significantly higher than in North America. We believe that this may drive increased exploration around possible shale plays in other parts of the world, such as Eastern Europe.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Seamap has enjoyed increases in revenues over the past three fiscal years. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality.

While revenues increased in fiscal 2012, the oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business.

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $170 million in equipment purchases during the five years ended January 31, 2012. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. Additions to our lease pool during fiscal 2012 and 2011 amounted to approximately $68.8 million and $31.1 million, respectively. During fiscal 2010, we added approximately $19.6 million of new lease pool equipment, despite the decline in demand for equipment during that period. We have expanded our lease pool by acquiring different types of equipment or equipment that can be used in different types of seismic applications. For example, we added marine seismic equipment to our lease pool and have purchased downhole seismic equipment that can be utilized in a wide array of applications, some of which are not related to oil and gas exploration. These applications include 3-D surface seismic surveys, well and reservoir monitoring, analysis of fluid treatments of oil and gas wells and underground storage monitoring. We also have recently added cable-free recording technology to our lease pool of ground recording equipment. In the future, we may seek to further expand the breadth of our lease pool, which could increase the amount we expend on the acquisition of lease pool equipment.

We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. In fiscal 2010, we established branch operations in Peru and in Colombia. In fiscal 2012, we established new leasing subsidiaries in Hungary and in Singapore, although these entities did not have material operations in fiscal 2012. We may seek to expand our operations in to additional locations in the future either through establishing “green field” operations or by acquiring other businesses. However, we do not currently have specific plans to establish any such operations.

A significant portion of our revenues are generated from foreign sources. For fiscal 2012, 2011 and 2010, revenues from international customers totaled approximately $86.7 million, $59.7 million and $40.0 million, respectively. These amounts represent 77%, 84% and 72% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For fiscal 2012, we recorded operating income of approximately $34.5 million, compared to approximately $6.9 million for fiscal 2011 and approximately $871,000 for fiscal 2010. The increase each year reflects increased leasing revenue associated with the improved demand for seismic equipment.

The gross profit for our Equipment Leasing segment increased to approximately $41.8 million in fiscal 2012, compared to approximately $15.5 million in fiscal 2011 and approximately $7.6 million in fiscal 2010. The increase between fiscal 2011 and fiscal 2012 resulted from higher leasing revenues and increased sales of lease pool equipment. The increase was despite increased direct operating costs and depreciation expense related to our lease pool of equipment. The increase between fiscal 2010 and fiscal 2011 resulted primarily from increased leasing revenues.

Our Seamap segment recorded gross profit of approximately $15.9 million, $11.3 million and $10.5 million in fiscal 2012, 2011 and 2010, respectively. The increases in gross profit were due primarily to increased revenues. Seamap revenues increased in each of these years as customers continued to buy new equipment in order to enhance efficiency by upgrading technology. The improvement in revenues is also due in part to on-going support activities from our installed base of these products.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Revenues:
Equipment leasing	$70,137	$36,825	$27,702
Lease pool equipment sales	6,503	2,470	3,321
New seismic equipment sales	1,810	6,056	334
SAP equipment sales	5,978	4,667	3,248

	84,428	50,018	34,605
Cost of sales:
Lease pool depreciation	27,668	21,512	17,712
Direct costs – equipment leasing	8,059	3,739	3,760
Cost of lease pool equipment sales	1,580	1,130	2,566
Cost of new seismic equipment sales	924	4,362	146
Cost of SAP equipment sales	4,384	3,751	2,826

	42,615	34,494	27,010

Gross profit	$41,813	$15,524	$7,595

Gross profit margin	50%	31%	22%

Leasing revenues in fiscal 2012 increased by more than 90% over fiscal 2011. Contributing to this was significantly improved demand for land equipment in South America, North America and Europe, as well as increased demand for marine equipment. We also experienced improved demand during this period for our down hole seismic equipment. In order to respond to this increased demand, we made significant additions to our lease pool during fiscal 2012 and we significantly increased our operations in South America. The improved demand was seen across most of categories of land equipment, including traditional cabled systems, three component recording systems and cable free recording systems.

During fiscal 2011, we experienced a recovery in demand for seismic equipment from the decline that began in the fourth quarter of fiscal 2009 and continued through fiscal 2010, resulting in a 33% increase in leasing revenues in fiscal 2011 as compared to fiscal 2010. Geographically, we experienced increased demand in South America, North America, Russia, Europe and the Middle East. Also contributing to the increase in leasing revenues was our acquisition of AES in March 2010, resulting in approximately $1.0 million in additional leasing revenues during fiscal 2011.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to occur as opportunities arise and accordingly are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Sales of lease pool equipment increased in fiscal 2012 period due to the higher level of leasing activity and due to the sale of certain older equipment in a series of transactions. The gross profit and related gross profit margin from the sales of lease pool equipment amounted to approximately $4.9 million in fiscal 2012, $1.3 million in fiscal 2011, and $755,000 in fiscal 2010. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers, and AES regularly sells equipment that it produces for use in deploying and retrieving seismic equipment by helicopter. Often, the sales of new seismic equipment are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. In fiscal 2012, essentially all sales of new seismic equipment relate to sales by AES. In fiscal 2011, in addition to sales by AES, we sold a new recording system to a new customer in Europe. The gross profit and related gross profit margin from the sales of new seismic equipment amounted to approximately $886,000 in fiscal 2012, $1.7 million in fiscal 2011 and $188,000 in fiscal 2010. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. Contributing to the increase in SAP equipment sales during the three-year period ended January 31, 2012 was increased demand from various entities throughout Southeast Asia. The gross profit and related gross profit margin from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $1.6 million in fiscal 2012, $916,000 in fiscal 2011, and $422,000 in fiscal 2010.

Depreciation expense related to lease pool equipment for fiscal 2012 amounted to approximately $27.7 million, as compared to approximately $21.5 million in fiscal 2011 and approximately $17.7 million in fiscal 2010. The increase in depreciation expense in each of the periods resulted from the significant additions to our lease pool of equipment that we have made in recent periods, including approximately $68.8 million in lease pool additions during the course of fiscal 2012. We begin to depreciate new equipment when that equipment is first deployed on a rental contract. The equipment is then depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from three to seven years. At January 31, 2012, lease pool assets with an acquisition cost of approximately $46.1 million were fully depreciated, yet remained in service. This compares to $39.7 million at January 31, 2011 and approximately $48.9 million at January 31, 2010. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

We recorded direct costs related to seismic leasing for fiscal 2012 in the amount of approximately $8.1 million as compared to approximately $3.7 million in fiscal 2011 and approximately $3.8 million in fiscal 2010. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. Fiscal 2012 direct costs included costs related to the repositioning of equipment to areas of higher demand, specifically South America, and the cost to sub-lease certain equipment in response to specific demand.

Seamap

Revenues and cost of sales for our Seamap segment were as follows:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Equipment sales	$28,703	$22,462	$20,993
Cost of equipment sales	12,818	11,209	10,482

Gross profit	$15,885	$11,253	$10,511

Gross profit margin	55%	50%	50%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another that does not necessarily indicate a fundamental change in demand for these products. We believe that we have continued to experience relatively strong demand for Seamap’s products because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. During fiscal 2012, we delivered five GunLink 4000 units and seven BuoyLink units, as compared to four and seven units, respectively, in fiscal 2011 and four and nine units, respectively, in fiscal 2010. As we have increased our installed base of GunLink and BuoyLink, as well as other products, we have generated increased revenues from the sale of spare parts, repairs and support services. As of January 31, 2012, Seamap had a backlog of approximately $13.6 million, as compared to approximately $8.6 million as of January 31, 2011 and $9.3 million as of January 31, 2010. We believe the increase in Seamap’s backlog indicates on-going demand for its products. We expect that all orders included in backlog as of January 31, 2012 will be completed during fiscal 2013. The gross profit margin from the sale of Seamap equipment was comparable in each of the last three fiscal years, as production levels were approximately the same in each period and our production operations in Singapore remained stable. In each of the last three fiscal years we have been able to plan production and purchasing activities efficiently due to good visibility of the delivery requirements of our customers.

Operating Expenses

General and administrative expenses for fiscal 2012 amounted to approximately $21.4 million, compared to approximately $16.8 million and $15.0 million in fiscal 2011 and 2010, respectively. The increase in each of these years reflects the generally higher level of operations. As a percentage of revenues, general and administrative expenses decreased each year, representing approximately 19%, 23%, and 27% of revenues in each of the three years ended January 31, 2012, respectively. Components of the higher expenses include compensation costs related to increases in headcount, incentive compensation costs, travel costs and professional fees.

During fiscal 2012, 2011 and 2010, we recorded a provision for doubtful accounts, net of recoveries, in the amount of approximately $615,000, $1.8 million, and $1.4 million, respectively. In fiscal 2012, we provided approximately $1.7 million for estimated uncollectable accounts and recovered approximately $1.1 million from amounts that had been previously provided. The majority of these recoveries related to a particular customer who had defaulted on a contract and for which we had foreclosed on and recovered certain equipment. In addition to the value of the recovered equipment, we received a cash distribution from the bankruptcy of that customer and a cash settlement from our insurance carrier. At January 31, 2012 and 2011, we had trade accounts and note receivables over 90 days past due of approximately $13.8 million and $6.3 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2012 and 2011, our allowance for doubtful accounts receivable amounted to approximately $4.4 million and $2.7 million, respectively.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets arising from the acquisition of Seamap.

Other Income and Expense

We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, pursuant to the provisions of ASC 805 we recorded a gain from the bargain purchase as of the acquisition date during fiscal 2011. Other income and expense fiscal 2012 includes expense of approximately $400,000 related to an expected earn-out payment to the former owners of AES. See Note 3 to our consolidated financial statements.

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under our revolving line of credit. Interest expense decreased in fiscal 2012 and fiscal 2011 due to borrowings under our line of credit used to finance purchases of lease pool.

Other income fiscal 2012, 2011 and 2010 includes income of approximately $182,000, expense of approximately $958,000 and income of approximately $183,000, respectively, related to net foreign exchange losses and gains. These gains and losses resulted primarily from transactions of our foreign subsidiaries denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes in fiscal 2012 amounted to approximately $10.0 million which represents an effective tax rate of approximately 29%. The effective tax rate differs from the U.S. statutory rate of 35% primarily due to earnings that are taxed in foreign jurisdictions with lower tax rates. The overall tax provision included a current tax provision of approximately $9.8 million, a deferred tax benefit of approximately $285,000, and a provision of approximately $529,000 related to the potential impact of uncertain tax benefits, including estimated penalties and interest related to the potential impact of uncertain tax positions. The current tax provision is made up of approximately $4.0 million in United States taxes and approximately $5.8 million payable to foreign jurisdictions, primarily Colombia, the United Kingdom, Canada, Australia, Singapore and Russia. See Note 11 to our consolidated financial statements.

Certain of our Canadian tax returns have been audited by the Canadian Revenue Agency (“CRA”). See Note 11 to our consolidated financial statements. In connection with these audits, the CRA and provincial taxing authorities have assessed additional taxes, penalties and interest of approximately $8.3 million. The matters giving rise to these assessments relate, we believe, primarily to issues as to whether deductions are properly taken in Canada, or should be taken in the United States. Therefore, we have made application to the CRA and to the Internal Revenue Service (“IRS”) for competent authority assistance in order to avoid potential double taxation as provided for under the tax treaty between the United States and Canada. Accordingly, we expect these issues to be resolved pursuant to the competent authority process between the CRA and IRS. We have, however, filed protective protests with the CRA and with the Province of Alberta in case our request for competent authority assistance is denied. The issues involved in these assessments are included in our analysis of uncertain tax positions. In connection with the protests, we were required to make payments totaling approximately $3.5 million against these potential obligations. Should we prevail in our request for assistance or in our appeals, all, or a portion, of this payment will be refunded or applied to tax obligations for current periods. In addition, if we are successful in our request for competent authority assistance we estimate that we would recognize tax benefits of approximately $5.0 million. However, the actual amount of these benefits could be materially different based upon the agreement with the IRS and CRA. These benefits would be recognized in the period in which the competent authority settlement is concluded. We believe these matters will be resolved during fiscal 2013.

Our provision for income taxes in fiscal 2011 amounted to approximately $2.1 million. This amount included a current tax provision of $2.0 million, a deferred tax benefit of $230,000, a provision of $23,000 related to the potential impact of uncertain tax benefits, and estimated penalties and interest of $256,000 related to the potential impact of uncertain tax positions.

Our provision for income taxes in fiscal 2010 amounted to approximately $119,000. This amount included a current tax benefit of $31,000, deferred tax benefit of $120,000, a provision of $532,000 related to the potential impact of uncertain tax benefits and the reduction of estimated penalties and interest of $262,000 related to the potential impact of uncertain tax positions.

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities, our revolving credit agreement and, in fiscal 2012, a public offering of common stock. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

As of January 31, 2012, we had working capital of approximately $41.3 million and cash and cash equivalents of approximately $15.4 million, as compared to working capital of approximately $29.2 million and cash and cash equivalents of approximately $14.6 million at January 31, 2011. Our working capital increased from January 31, 2011 to January 31, 2012 primarily due to working capital generated by operations and from the proceeds from our common stock offering, and was partially offset by purchases of lease pool equipment.

Cash flows provided by operating activities amounted to approximately $36.0 million in fiscal 2012 as compared to approximately $30.1 million in fiscal 2011 and $14.1 million in fiscal 2010. In fiscal 2012, the primary sources of cash provided by operating activities were net income of $24.3 million and non-cash charges, including depreciation and amortization totaling approximately $28.8 million, provision for doubtful accounts of approximately $1.7 million and stock-based compensation of approximately $1.3 million. These were offset by non-operating cash items including the gross profit from the sale of lease pool equipment of approximately $4.9 million. The net change in other current assets and liabilities decreased net cash provided by operating activities for fiscal 2012 by approximately $15.0 million. The most significant item contributing to this decrease in net cash provided by operating activities was an increase in trade accounts and contracts receivable of approximately $16.7 million.

In fiscal 2012, 2011 and 2010, we acquired approximately $68.8 million, $31.1 million and $19.6 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2012, our accounts payable included approximately $9.9 million related to lease pool purchases. As of January 31, 2011, the amount in accounts payable related to lease pool purchases was approximately $3.3 million, while the comparable amount as of January 31, 2010 was approximately $4.9 million. Accordingly, our Consolidated Statements of Cash Flows for fiscal 2012, 2011 and 2010 indicated purchases of equipment held for lease of approximately $62.1 million, $32.7 million and $26.7 million, respectively. During the course of fiscal 2012, we experience a significant increase in demand for rental equipment, particularly in South America and in our marine rental operations. In order to respond to this demand and take advantage of opportunities to grow our business, we significantly increased our purchases of lease pool equipment in fiscal 2012. We do expect to continue adding to our lease pool of equipment during fiscal 2013, but do not currently believe those additions will be at the same level as fiscal 2012. Subsequent to January 31, 2012 we purchased approximately $13.7 million of used equipment from a seismic contractor.

Cash flows from investing activities for each of fiscal, 2012, 2011 and 2010 reflect proceeds of approximately $6.5 million, $2.5 million and $3.3 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment. During fiscal 2011, we paid approximately $2.1 million in cash consideration for the AES acquisition.

In order to finance our increased purchases of lease pool equipment as discussed above, we issued 2,300,000 shares of our common stock in a public offering. The offering was completed in June 2011 and resulted in net proceeds to us of approximately $31.0 million. Historically, we generally financed our purchases of lease pool equipment with cash flow from operations and from proceeds from our revolving credit facility. However, do to the amount and timing of the increased purchases, we determined to raise additional equity capital to finance these purchases.

Included within financing activities are net payments on our revolving line of credit of approximately $9.1 million in fiscal 2012. In fiscal 2011 and 2012 we had net proceeds from borrowings under the line of credit totaling approximately $6.3 million and $9.4 million, respectively. The proceeds from these borrowings are used primarily to temporarily finance purchases of new lease pool equipment. In fiscal 2011, we entered into a note payable with an equipment supplier in the amount of approximately $3.6 million in connection with the purchase of certain lease pool equipment. Payments on borrowings in fiscal 2011 primarily represent installment payments made on this obligation and principal payments on notes issued in connection with the acquisition of AES. Financing activities also include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash proceeds of approximately $2.8 million and $396,000 in fiscal 2012 and 2011, respectively. The significant increase in the proceeds from the exercise of stock options in fiscal 2012 was due to an increase in the market price of our common stock during this period.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance or surety companies or by local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of March 30, 2012, we have provided stand-by letters of credit totaling approximately $3.0 million as security for customs bonds.

In July 2011, we amended our $35.0 million revolving credit agreement with First Victoria National Bank (the “Bank”) to extend the maturity from May 31, 2012 to May 31, 2013. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon the latest calculation of the borrowing base, we believe that the entire $35.0 million of the facility is available to us, less amounts outstanding as described below. At any time prior to that maturity, we can convert any or all outstanding balances into a series of 48-month notes. The agreement provides that up to $7.0 million of the amount available for borrowing may be used to secure letters of credit. The credit agreement is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The credit agreement also provides that we may not incur or maintain indebtedness in excess of $1.0 million without the prior written consent of the Bank, except for borrowings related to the credit agreement. As of March 30, 2012, we had approximately $22.2 million outstanding under this agreement and $3.0 million of the facility had been reserved to support outstanding letters of credit. A portion of the borrowings subsequent to January 31, 2012 were used to finance the purchase of lease pool equipment as discussed above. Accordingly, approximately $9.8 million was available under the facility as of that date. The credit agreement contains certain financial covenants that require us, among other things, to maintain a maximum debt to shareholders’ equity ratio, maintain a minimum ratio of current assets to current liabilities ratio and produce quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than a specified amount. We are in compliance with all of these covenants as more fully described as follows:

Description of Financial Covenant	Required Amount	Actual as of January 31, 2012 or for period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.09:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	2.72:1.0

Quarterly EBITDA	Not less than $2.0 million	$22.5 million

Under the terms of the revolving credit facility we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize these notes. As of January 31, 2012, there was approximately $12.6 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $262,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate plus 50 basis points.

Our average borrowing levels under our revolving credit agreement for fiscal 2012, 2011 and 2010 were approximately $12.2 million, $15.7 million and $9.8 million, respectively.

In October 2010, in connection with the purchase of certain lease pool equipment, we entered into a secured promissory note with a supplier in the amount of approximately $3.6 million. The note is repayable in 18 monthly installments, bears interest at 8% annually and is secured by the equipment purchased. At January 31, 2012 there was approximately $638,000 outstanding under this note. Pursuant to the terms of our revolving credit agreement we sought and received the consent of the bank for this transaction.

On March 1, 2010, we acquired AES for a total purchase price of approximately $3.8 million. The consideration consisted of approximately $2.1 million of cash at closing, approximately $1.4 million in promissory notes and approximately $300,000 in deferred cash payments. The promissory notes bear interest at

6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. The deferred cash payment bears interest at 6% annually. We may offset amounts due pursuant to the promissory notes or the deferred cash payments against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments of up to approximately $750,000 should AES attain certain levels of revenues during the 24-month period following the closing. In April 2011 we paid approximately $150,000 related to the earn-out provision and expect to pay another approximate $450,000 in April 2012, which will satisfy all obligations under this provision.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$14,183	$1,399	$12,784	$—	$—
Operating leases	4,637	1,371	1,855	851	560
Purchase obligations	4,820	4,820	—	—	—

Total	$23,640	$7,590	$14,639	$851	$560

At January 31, 2012, we had approximately $5.4 million of non-current income taxes payable related to uncertain tax positions. We are not able to reasonably estimate when, if ever, these obligations will be paid.

We have determined that the undistributed earnings of our foreign subsidiaries, other than our branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as our revolving credit agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of January 31, 2012, we had deposits in foreign banks equal to approximately $14.8 million. Approximately $2.8 million of these deposits can be distributed to the United States to repay inter-company indebtedness and therefore do not result in any of the adverse tax consequences discussed above.

We believe that our liquidity needs will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as for the purchase of additional lease pool equipment or to make an acquisition, we may seek to issue other debt or equity securities. We have on file with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $60 million in common stock, warrants, preferred stock, debt securities or any combination thereof under the shelf registration statement. In June 2011, we issued approximately $33.4 million of common stock under this registration statement, leaving approximately $26.6 million available. We may amend this registration statement to increase the value of securities which we could issue. However, we currently have no plans to issue any such securities.

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

Revenue Recognition

•

Leases – We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pay shipping and handling costs directly to the shipping agents.

•

Equipment Sales – We recognize revenue and cost of goods sold from equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectability. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.

•

Long-term project revenue – From time to time, SAP enters into contracts whereby it assembles and sales certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method.

•

Service agreements – Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts over the term of the contract. In some cases we will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, we provide support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer and any financial or operational leverage we may have in a particular situation. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers. As of January 31, 2012, the average age of our accounts receivable was approximately 76 days.

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

In accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, we annually assess our lease pool equipment and intangible assets that are subject to amortization for potential impairment. The assessment determines if, in our opinion, events or changes in circumstances have occurred that would indicate the carrying value of the asset may not be recoverable. Such events or changes in circumstances might include the following:

•	A significant decrease in the market price of the asset;

•	A significant adverse change in the extent or manner in which the asset, or group of assets, is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of the asset;

•	A current period operating or cash flow loss, a history of operating or cash flow losses or a projection of continuing losses associated with the use of the asset; and

•	A current expectation that it is more likely than not that the asset, or group of assets, will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If there is an indication of possible impairment, we test the asset, or group of assets, for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows to be generated by the assets or group of assets to their carrying value. As of January 31, 2012 we determined that there was no indication of impairment of our long-lived assets, including our lease pool of equipment and intangible assets that are subject to amortization. See Part1- Item 1A – “Risk Factors.”

Goodwill

All of our goodwill and other intangible assets relate to our Seamap segment and we have determined that our Seamap segment is the reporting unit for purposes of impairment testing.

In the fourth quarter of fiscal 2012, we elected to adopt ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment. ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill. Accordingly, as of January 31, 2012, we assessed various qualitative factors to determine if it were more likely than not that fair value of the reporting unit is less than its carrying value, including goodwill. Among the qualitative factors we considered were the following:

•	Macroeconomic conditions have been generally stable, or improving, over the past twelve months;

•

Industry and market conditions within the oil field service industry, in general, and the seismic industry, in particular, have improved over the past twelve months. This is evidenced by our overall improved financial results, improved financial results for many of our customers and suppliers and increased backlogs reported by many of our customers;

•	The financial performance of the Seamap segment in fiscal 2012 improved over fiscal 2011;

•	In fiscal 2012 the Seamap segment had revenues of approximately $28.7 million and income before taxes of approximately $10.2 million;

•	In fiscal 2011 the Seamap segment had revenues of approximately $22.5 million and income before taxes of approximately $5.4 million;

•	There have been no material events specific to the Seamap segment, such as the loss of a major customer, change in management or litigation;

•	There has been no material change in the composition or value of the Seamap segment’s assets or of its product lines; and

•	The segment has not experienced a material increase in cost for raw materials, labor or other items utilized in the business.

Based on the above factors we concluded that, as of January 31, 2012, there was no impairment of goodwill.

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

Based on our evaluation of the evidence, as of January 31, 2012 and 2011, we did not provided a valuation allowance against our deferred tax assets.

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

We adopted provisions of the authoritative guidance included in ACS 740 effective February 1, 2007. As a result of the adoption, we recorded a reduction in our deferred tax assets in the amount of approximately $3.4 million, recognized a liability for unrecognized tax benefits of approximately $1.2 million and decreased the February 1, 2007 balance in retained earnings by approximately $4.6 million. (See Note 11 to our consolidated financial statements.)

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

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2012, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $8.4 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $840,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 59% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2012, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized an increase of approximately $150,000 in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling and the Australian dollar.

Interest Rate Risk

As of January 31, 2012 there was approximately $12.6 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points which was 3.75% as of January 31, 2012. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $126,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Do to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2012 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that, as of January 31, 2012, our internal control over financial reporting was effective based on those criteria.

Hein & Associates LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which appears on page F-3 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2012.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2012.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2012.

Item  13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2012.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed

(1)	Financial Statements

The financial statements filed as part of this Form 10-K are listed in “Index to Consolidated Financial Statements” on page F-l.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April 2012.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2012

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 4, 2012

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 4, 2012

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 4, 2012

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 4, 2012

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 4, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2012 expressed an unqualified opinion on the effectiveness of Mitcham Industries, Inc.’s internal control over financial reporting.

Hein & Associates LLP

Houston, Texas

April 4, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Huntsville, Texas

We have audited Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Mitcham Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mitcham Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2012, and our report dated April 4, 2012 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Houston, Texas

April 4, 2012

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$15,287	$14,647
Restricted cash	98	—
Accounts receivable, net of allowance for doubtful accounts of $4,391 and $2,666 at January 31, 2012 and 2011, respectively	35,788	17,832
Current portion of contracts receivable	2,273	3,582
Inventories, net	6,708	4,813
Income taxes receivable	—	325
Deferred tax asset	2,594	1,427
Prepaid expenses and other current assets	2,530	2,128

Total current assets	65,278	44,754
Seismic equipment lease pool and property and equipment, net	120,377	79,095
Intangible assets, net	4,696	5,358
Goodwill	4,320	4,320
Prepaid foreign income tax	3,519	3,053
Long-term portion of contracts receivable	—	1,355
Other assets	39	36

Total assets	$198,229	$137,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,037	$5,203
Current maturities—long-term debt	1,399	3,177
Income taxes payable	2,419	1,276
Deferred revenue	543	778
Accrued expenses and other current liabilities	6,583	5,165

Total current liabilities	23,981	15,599
Non-current income taxes payable	5,435	3,482
Deferred tax liability	595	832
Long-term debt	12,784	23,343

Total liabilities	42,795	43,256
Commitments and contingencies (Note 12, 16 and 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 13,556 and 10,872 shares issued at January 31, 2012 and January 31, 2011, respectively	136	109
Additional paid-in capital	113,654	77,419
Treasury stock, at cost (925 shares at January 31, 2012 and 2011)	(4,857)	(4,843)
Retained earnings	39,297	14,976
Accumulated other comprehensive income	7,204	7,054

Total shareholders’ equity	155,434	94,715

Total liabilities and shareholders’ equity	$198,229	$137,971

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended January 31,
	2012	2011	2010
Revenues:
Equipment leasing	$70,137	$36,825	$27,702
Lease pool equipment sales	6,503	2,470	3,321
Seamap equipment sales	28,406	21,345	20,567
Other equipment sales	7,788	10,723	3,582

Total revenues	112,834	71,363	55,172

Cost of sales:
Direct costs—equipment leasing	8,059	3,739	3,760
Direct costs—lease pool depreciation	27,400	21,354	17,712
Cost of lease pool equipment sales	1,580	1,130	2,566
Cost of Seamap and other equipment sales	18,043	18,498	13,009

Total cost of sales	55,082	44,721	37,047

Gross profit	57,752	26,642	18,125

Operating expenses:
General and administrative	21,354	16,755	14,977
Provision for doubtful accounts	615	1,795	1,378
Depreciation and amortization	1,239	1,171	899

Total operating expenses	23,208	19,721	17,254

Operating income	34,544	6,921	871
Other income (expense):
Gain from bargain purchase in business combination	—	1,304	—
Interest income	344	283	214
Interest expense	(740)	(756)	(629)
Other, net	182	(958)	183

Total other expense	(214)	(127)	(232)

Income before income taxes	34,330	6,794	639
Provision for income taxes	10,009	2,065	119

Net income	$24,321	$4,729	$520

Net income per common share:
Basic	$2.13	$0.48	$0.05

Diluted	$2.02	$0.46	$0.05

Shares used in computing income per common share:
Basic	11,432	9,870	9,799

Diluted	12,069	10,181	9,963

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Years Ended January 31, 2010, 2011 and 2012
			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount
Balances, January 31, 2009	10,725	$107	$74,396	$(4,826)	$9,727	$(2,281)	$77,123
Comprehensive income, net of tax:
Net income	—	—	—	—	520	—	520
Foreign currency translation	—	—	—	—	—	5,979	5,979
Comprehensive income							6,499
Restricted stock issued	12	—	250	—	—	—	250
Shares surrendered for payment of taxes upon vesting of restricted stock	—	—	—	(17)	—	—	(17)
Stock-based compensation in excess of tax benefit	—	—	(346)	—	—	—	(346)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	45	—	—	—	45
Stock-based compensation	—	—	1,401	—	—	—	1,401

Balances, January 31, 2010	10,737	107	75,746	(4,843)	10,247	3,698	84,955
Comprehensive income, net of tax:
Net income	—	—	—	—	4,729	—	4,729
Foreign currency translation	—	—	—	—	—	3,356	3,356
Comprehensive income							8,085
Issuance of common stock upon exercise of options	77	1	395	—	—	—	396
Restricted stock issued	58	1	184	—	—	—	185
Tax expense from exercise of stock options and vesting of restricted stock	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	1,099	—	—	—	1,099

Balances, January 31, 2011	10,872	109	77,419	(4,843)	14,976	7,054	94,715
Comprehensive income, net of tax:
Net income	—	—	—	—	24,321	—	24,321
Foreign currency translation	—	—	—	—	—	150	150
Comprehensive income							24,471
Issuance of common stock upon exercise of options	344	3	2,819	—	—	—	2,822
Stock offering	2,300	23	31,005	—	—	—	31,028
Restricted stock issued	40	1	302	—	—	—	303
Restricted stock forfeited for taxes	—	—	—	(14)	—	—	(14)
Tax expense from exercise of stock options and vesting of restricted stock	—	—	778	—	—	—	778
Stock-based compensation	—	—	1,331	—	—	—	1,331

Balances, January 31, 2012	13,556	$136	$113,654	$(4,857)	$39,297	$7,204	$155,434

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$24,321	$4,729	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,774	22,717	18,740
Stock-based compensation	1,331	1,099	1,401
Provision for doubtful accounts	1,709	1,795	1,378
Gain from bargain purchase in business combination	—	(1,304)	—
Provision for inventory obsolescence	173	94	(48)
Gross profit from sale of lease pool equipment	(4,923)	(1,340)	(755)
Excess tax expense (benefit) from exercise of non-qualified stock options	(778)	5	(45)
Benefit for deferred income taxes	(285)	(230)	(120)
Non-current income taxes payable	597	224	270
Changes in:
Trade accounts and contracts receivable	(16,687)	(2,019)	(4,995)
Inventories	(2,614)	727	(754)
Income taxes payable and receivable	2,532	1,001	715
Contract revenues in excess of billings	—	573	1,704
Prepaid foreign income tax	(440)	(318)	(2,620)
Accounts payable, accrued expenses and other current liabilities	2,683	1,964	(836)
Prepaids and other, net	(435)	420	(470)

Net cash provided by operating activities	35,958	30,137	14,085

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(62,142)	(32,736)	(26,684)
Purchases of property and equipment	(1,525)	(383)	(502)
Sales of used lease pool equipment	6,503	2,470	3,321
Acquisition of AES, net of cash acquired	—	(2,100)	—
Payment for earn-out provision (Note 3)	(148)	—	—

Net cash used in investing activities	(57,312)	(32,749)	(23,865)

Cash flows from financing activities:
Net (payments) proceeds from revolving line of credit	(9,100)	6,300	9,400
Proceeds from equipment notes	37	3,672	414
Payments on borrowings	(3,308)	(719)	—
Redemption (purchase) of short-term investment	(101)	684	744
Proceeds from issuance of common stock upon exercise of options, net of shares surrendered during exercises	2,809	396	(17)
Net proceeds from public offering of common stock	31,028	—	—
Excess tax (expense) benefit from exercise of non-qualified stock options	778	(5)	45

Net cash provided by financing activities	22,143	10,328	10,586
Effect of changes in foreign exchange rates on cash and cash equivalents	(149)	801	261

Net increase in cash and cash equivalents	640	8,517	1,067
Cash and cash equivalents, beginning of year	14,647	6,130	5,063

Cash and cash equivalents, end of year	$15,287	$14,647	$6,130

The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization—Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned Canadian subsidiaries, Mitcham Canada, Ltd. (“MCL”) and Absolute Equipment Solutions, Inc. (“AES”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”) and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Huntsville, Texas, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. The majority of leases at January 31, 2012 and 2011 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

Revenue Recognition of Equipment Sales—Revenues and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectability. In cases where the equipment sold is manufactured by others, the Company reports revenues at gross because the Company (a) is the obligor in the sales arrangement; (b) has full latitude in pricing the product for sale; (c) has general inventory risk should there be a problem with the equipment being sold to the customer or if the customer does not complete payment for the items purchased; (d) has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (e) assumes credit risk for the equipment sold to its customers.

Revenue Recognition of Long-term Projects—From time to time, SAP enters into contracts whereby it assembles and sells certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method, based on estimated physical completion.

Service agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Contracts receivable—In connection with the sale of seismic equipment, the Company will from time to time accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years and are collateralized by a security interest in the equipment sold. Interest income on contracts receivable is recognized as earned, unless there is a question as to collectability in which case it is recognized when received.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Allowance for doubtful accounts—Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and contracts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected, based on the age of the receivable, payment history of the customer, general financial condition of the customer and any financial or operational leverage the Company may have in a particular situation. Amounts are written-off when collection is deemed unlikely. Past due amounts are determined based on contractual terms.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-term Investments—The Company considers all highly liquid investments with an original maturity greater than three months, but less than twelve months, to be short-term investments.

Inventories—Inventories are stated at the lower of average cost (which approximates first-in, first-out) or market. An allowance for obsolescence is maintained to reduce the carrying value of any materials or parts that may become obsolete. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items.

Seismic Equipment Lease Pool—Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on the Company’s books. The Company removes from its books the cost and accumulated depreciation of fully depreciated assets that are not expected to generate future revenues.

Property and Equipment—Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over their related estimated useful lives. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of useful life or the life of the respective leases. No salvage value is assigned to property and equipment.

Intangible Assets—Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 12.5 to 15-year period.

Impairment—The Company applies Accounting Standards Codification (“ASC”) 360-10, Impairment or Disposal of Long-Lived Assets (“ASC 360-10”), to its long-lived assets, including its amortizable intangible assets. ASC 360-10 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company, under the guidance of ASC 350, Intangibles-Goodwill and Other, performs an impairment test on goodwill on an annual basis. No impairment charges related to long-lived assets or goodwill were recorded during fiscal 2012, 2011 or 2010.

Product Warranties—Seamap provides its customers warranty against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the years ended January 31, 2012, 2011 and 2010, warranty expense amounted to approximately $3,000, $ 70,000, and $281,000, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Income Taxes—The Company accounts for income taxes under the liability method, whereby the Company recognizes, on a current and long-term basis, deferred tax assets and liabilities which represent differences between the financial and income tax reporting bases of its assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion of, or all of, the deferred tax asset. The more significant types of evidence considered include the following:

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to the allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company often offers to its customers and the limited financial wherewithal of certain of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make substantial judgments regarding the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments—The Company’s financial instruments consist of trade receivables, contracts receivable and accounts payable. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts.

Foreign Currency Translation—All balance sheet accounts of the Canadian, Australian, Singaporean, United Kingdom and Russian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Stock-Based Compensation—Effective February 1, 2006, the Company adopted the provisions of authoritative guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. Under this method, stock-based compensation expense recognized for share-based awards during the fiscal year ended January 31, 2012, 2011 and 2010 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 1, 2006, based on the grant date fair value estimated in accordance with authoritative guidance in effect prior to February of 2006, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of authoritative guidance included in ASC 718.

Earnings Per Share—Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2012, 2011 and 2010, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Stock options	618	299	155
Restricted stock	19	12	6
Phantom stock	—	—	3

Total dilutive shares	637	311	164

Anti-dilutive weighted shares of potential common stock of 339,000, 726,000 and 1,019,000 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively, have been excluded from the effect of dilutive shares.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement-Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective in the three months ending April 30, 2012 and will be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04 and believes the adoption will not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income-Topic 220: Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 will be effective in the three months ending April 30, 2012, though earlier adoption is permitted. The update will be applied retrospectively upon adoption. The Company does not believe the adoption will not have a material effect on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment. ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill. The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20. The amendments do not change the current guidance for testing other indefinite-lived assets for impairment. ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. The Company elected to adopt this standard early and effective as of January 31, 2012 in its year-end goodwill impairment analysis. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In April 2012, the Company paid the seller approximately $148,000 pursuant to the first stage of the contingent consideration provision of the agreement. The Company expects to pay approximately $450,000 subsequent to January 31, 2012 pursuant to the second and final stage of this provision. During the year ended January 31, 2012, the Company recorded a charge of approximately $400,000 in other expense to reflect the amount of the estimated contingent consideration payments in excess of the estimated fair value of the contingent consideration described above.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

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

	Years Ended January 31,
(In thousands, except per share amounts)	2011	2010
	(unaudited)
Revenues	$71,524	$58,320
Net income	$4,636	$948
Earnings per share:
Basic	$0.47	$0.10
Diluted	$0.46	$0.10

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the years ended January 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended January 31,
	2012	2011	2010
Interest paid	$704	$728	$627
Income taxes paid, net	7,536	508	1,269
Seismic equipment purchases included in accounts payable at year-end	9,900	3,229	4,879
Stock issued for accrued compensation	302	185	250

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2012	2011
Raw materials	$2,789	$2,440
Finished goods	3,711	1,888
Work in progress	1,109	1,215

Cost of inventories	7,609	5,543
Less allowance for obsolescence	(901)	(730)

Net inventories	$6,708	$4,813

6. Contracts Receivable

Contracts receivable consisted of $2,273,000, due from two customers as of January 31, 2012 and $4,937,000 due from two customers as of January 31, 2011. The balance of contracts receivable at January 31, 2012 and 2011 consists of contracts bearing interest at an average of approximately 9% and with remaining repayment terms from 3 to 5 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

7. Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2012	2011
Recording channels	$110,730	$72,786
Other peripheral equipment	112,763	94,097

Cost of seismic equipment lease pool	223,493	166,883

Land and buildings	366	366
Furniture and fixtures	8,020	6,761
Autos and trucks	680	663

Cost of property and equipment	9,066	7,790

Cost of seismic equipment lease pool and property and equipment	232,559	174,673
Less accumulated depreciation	(112,182)	(95,578)

Net book value of seismic equipment lease pool and property and equipment	$120,377	$79,095

	As of January 31,
	2012	2011
Location of seismic equipment lease pool and property and equipment (in thousands):
United States	$65,922	$56,206
Canada	23,856	11,544
South America	21,963	4,384
Australia	2,553	3,443
Russia	2,323	3,009
Singapore	3,352	354
United Kingdom	232	155
Europe	176	—

Net book value of seismic equipment lease pool and property and equipment	$120,377	$79,095

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/12	January 31, 2012			January 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	8.4	$3,532	$(1,347)	$2,185	$3,523	$(1,101)	$2,422
Customer relationships	6.1	2,387	(572)	1,815	2,396	(274)	2,122
Patents	6.1	719	(172)	547	721	(82)	639
Trade name	6.1	196	(47)	149	197	(22)	175

Amortizable intangible assets		$6,834	$(2,138)	$4,696	$6,837	$(1,479)	$5,358

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

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

Aggregate amortization expense was $671,000, $637,000 and $253,000 for the years ended January 31, 2012, 2011 and 2010, respectively. As of January 31, 2012, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31,:
2013	$671
2014	671
2015	671
2016	671
2017	671
Thereafter	1,341

Total	$4,696

As of January 31, 2012, the Company had goodwill of $4,320,000. No impairment has been recorded against the goodwill account.

9. Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	As of January 31,
	2012	2011
Revolving line of credit	$12,550	$21,650
Equipment note	638	3,066
MCL notes	785	1,550
SAP equipment notes	210	254

	14,183	26,520
Less current portion	(1,399)	(3,177)

Long-term debt	$12,784	$23,343

On July 27, 2010, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2012. The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and any lease pool assets that are to be purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at January 31, 2012. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. At January 31, 2012 letters of credit totaling $3.0 million were outstanding. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0,

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0, and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the year ended January 31, 2012. The Company’s average borrowing levels under the revolving credit agreement for each of the years ended January 31, 2012, 2011 and 2010 were $12,200,000, $15,700,000 and $9,833,000, respectively.

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

SAP has outstanding two notes payable related to the purchase of certain equipment. The notes, which are secured by the equipment purchased, bear interest at 7.4% and, 8.4% and are due through July 2014 and February 2013, respectively.

10. Shareholders’ Equity

In June 2011, the Company issued 2,300,000 shares of common stock in a follow-on public offering. Net proceeds to the Company after underwriters’ discount and expenses were approximately $31,000,000.

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2012 and 2011. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 13,556,000 and 10,872,000 are issued as of January 31, 2012 and 2011, respectively.

During the years ended January 31, 2012 and 2010, approximately 1,000 and 2,000 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $14.10 and $7.40, respectively. No shares were surrendered in exchange for payment of taxes during 2011.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

11. Income Taxes

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$14,875	$(522)	$(3,342)
Foreign	19,455	7,316	3,981

Total	$34,330	$6,794	$639

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$4,090	$(171)	$(821)
Foreign	6,204	2,466	1,060

	10,294	2,295	239
Deferred:
Domestic	1,042	(183)	74
Foreign	(1,327)	(47)	(194)

	(285)	(230)	(120)

Income tax expense	$10,009	$2,065	$119

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Federal income tax expense at 35% in 2012, 34% in 2011 and 2010	$12,016	$2,310	$217
Changes in tax rates	(7)	131	69
Permanent differences	347	(300)	(14)
Foreign effective tax rate differential	(2,574)	(1,149)	(565)
Potential tax, penalties and interest resulting from uncertain tax positions	529	279	270
Undistributed earnings of foreign affiliates	(435)	646	174
Foreign withholding taxes	268	122	—
Other	(135)	26	(32)

	$10,009	$2,065	$119

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

The components of the Company’s deferred taxes consisted of the following as of:

	As of January 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating losses	$146	$1,424
Tax credit carry forwards	803	2,937
Stock option book expense	2,533	2,589
Allowance for doubtful accounts	1,645	900
Allowance for inventory obsolescence	192	188
Accruals not yet deductible for tax purposes	1,115	413
Other	1,531	389

Gross deferred tax assets	7,965	8,840
Valuation allowance	—	—

Deferred tax assets	7,965	8,840
Deferred tax liabilities:
Undistributed earnings of controlled foreign corporations not permanently reinvested	—	(2,877)
Fixed assets	(3,617)	(2,949)
Non-deductible intangible assets	(774)	(921)
Foreign branch taxes	(1,575)	(73)

Deferred tax liabilities	(5,966)	(6,820)
Effect of uncertain tax positions	—	(1,425)

Total deferred tax assets, net	$1,999	$595

In the year ended January 31, 2012 the tax deduction related to stock-based compensation awards exceeded the cumulative book expense related to these awards. The associated excess tax benefit amounted to approximately $778,000 and was recognized as additional paid in capital. During the year ended January 31, 2010, certain stock based compensation agreements were settled or expired such that the book expense related to these agreements exceeded the tax deduction received by the Company. Accordingly, the deferred tax asset related to these items was reduced by approximately $346,000, which reduced additional paid-in capital.

At January 31, 2012 the Company has foreign withholding tax carry forwards of $803,000, which amounts can be carried forward through 2022. The Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $8,300,000 have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the Internal Revenue Service (“IRS”) seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest the Company was required to make prepayments of approximately $3,519,000 against the assessment. These items are contemplated in the Company’s tax liability for uncertain tax positions.

As of January 31, 2012 and 2011, the Company had unrecognized tax benefits amounting to approximately $5,435,000 and $4,906,000, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

benefits attributable to uncertain tax positions include accrued interest and penalties of $2,135,000 and $1,556,000 as of January 31, 2012 and January 31, 2011, respectively. Included in income tax expense for the year ended January 31, 2012 is expense of $578,000 related to potential penalties and interest. Included in income tax expense for the year ended January 31, 2011 is expense of $256,000 related to potential penalties and interest. Included in income tax expense for the year ended January 31, 2010 is a benefit of $262,000 from the reduction in the estimated penalties and interest attributable to uncertain tax positions.

The Company expects its request for competent authority assistance to be granted and accordingly for the Canadian tax examination to be resolved during the year ending January 31, 2013. The resolution of these matters could result in the recognition of certain previously unrecognized tax benefits. The Company estimates the amount of such tax benefits to be approximately $5,000,000.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Unrecognized tax benefits as beginning of year	$(3,350)	$(3,327)	$(2,795)
Increases (decreases) as a result of tax positions taken in prior years	50	(23)	(532)
Increases as a result of tax positions taken in current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits as of end of year	$(3,300)	$(3,350)	$(3,327)

Recognition of the unrecognized tax benefits of $3,300,000 would have an effect on the effective tax rate.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2009 through 2011. However, the years ended January 31, 2004 through January 31, 2008 remain open as they relate to matters that are the subject of the Company’s request for competent authority assistance from the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2007 through 2011.

The Company’s Canadian income tax returns for the years ended January 31, 2004 through January 31, 2011 remain open to the examination due to the Company’s pending request for competent authority assistance from CRA and the related projects filed with CRA and the Province of Alberta.

The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the years ended January 31, 2006 through January 31, 2011.

12. Commitments and Contingencies

Purchase Obligations—At January 31, 2012, the Company had approximately $4,820,000 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2012.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

13. Stock Option Plans

At January 31, 2012, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the years ended January 31, 2012, 2011 and 2010, was approximately $1,331,000, $1,099,000 and $1,401,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the years ended January 31, 2012, 2011 and 2010 was $6.44, $2.75 and $4.80, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions
	Years Ended January 31,
	2012	2011	2010
Risk free interest rate	1.52-2.00%	1.82-1.97%	2.21-2.36%
Expected life	2.85 – 4.89 yrs	2.4 – 4.4 yrs	2.9 – 5.5 yrs
Expected volatility	54 - 55%	57 - 58%	60 - 61%
Expected dividend yield	0.0%	0.0%	0.0%

ASC 718 requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing in-flows and operating out-flows. The Company had excess tax expenses of approximately $778,000 and $45,000 during the years ended January 31, 2012 and 2010, respectively. The Company had an excess tax benefit of approximately $5,000 during the year ended January 31, 2011.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2012, there were approximately 443,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended January 31, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2011	1,592	$8.68
Granted	165	15.54
Exercised	(344)	8.16
Forfeited	—	—
Expired	—	—

Outstanding, January 31, 2012	1,413	$9.60	5.19	$17,590

Exercisable at January 31, 2012	1,221	$9.66	4.68	$15,119
Vested and expected to vest at January 31, 2012	1,410	$9.60	5.18	$17,565

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2012. This amount changes based upon the market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended January 31, 2012 and 2011 was $4,097,000 and $143,000, respectively. The fair value of options that vested during the years ended January 31, 2012, 2011 and 2010 was approximately $1,195,000, $1,301,000 and $1,981,000, respectively. For the year ended January 31, 2012, approximately 242,000 options vested.

As of January 31, 2012, there was approximately $318,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 0.6 years.

During the year ended January 31, 2012, $2,822,000 was received from the exercise of options.

Restricted stock as of January 31, 2012 and changes during the year ended January 31, 2012 were as follows:

	Year Ended January 31, 2012
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	32	6.40
Granted	40	15.11
Vested	(36)	12.01
Canceled	—	—

Unvested, end of period	36	10.47

As of January 31, 2012, there was approximately $151,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.6 years.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2012			As of January 31, 2011			As of January 31, 2010
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Fixed assets, net	$116,793	$3,584	$120,377	$78,586	$509	$79,095	$66,214	$661	$66,482
Intangible assets, net	2,511	2,185	4,696	2,936	2,422	5,358	—	2,678	2,678
Goodwill	—	4,320	4,320	—	4,320	4,320	—	4,320	4,320

	For the Years Ended
	January 31, 2012			January 31, 2011			January 31, 2010
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Revenues	$84,428	$28,703	$112,834	$50,018	$22,462	$71,363	$34,605	$20,993	$55,172
Interest income (expense), net	(397)	1	(396)	(470)	(3)	(473)	(418)	3	(415)
Income (loss) before taxes	24,081	10,195	34,330	1,527	5,402	6,794	(4,293)	5,832	639
Capital expenditures	63,198	469	63,667	32,876	243	33,119	27,130	56	27,186
Depreciation and amortization expense	28,215	559	28,774	22,120	597	22,717	18,013	727	18,740

Approximately $297,000, $1,117,000 and $426,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years 2012, 2011 and 2010, respectively. Capital expenditures and fixed assets are reduced by approximately $272,000, $292,000 and $37,000 for the fiscal years 2012, 2011 and 2010, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

A reconciliation of income (loss) before taxes is as follows (in thousands):

	Years ended January 31,
	2012	2011	2010
Equipment Leasing	$24,081	$1,527	$(4,293)
Seamap	10,195	5,402	5,832
Reconciling items:
Elimination of (profit) loss from inter-company sales	54	(135)	19
Foreign exchange (gain) loss on inter-company transactions of a long-term investment nature	—	—	(914)
Other	—	—	(5)

Consolidated income before taxes	$34,330	$6,794	$639

15. Quarterly Financial Data (Unaudited)

			Quarters Ended:
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2012	$26,502	$21,278	$28,020	$37,034
	2011	$16,500	$15,155	$19,973	$19,735

Gross profit:	2012	$13,925	$8,213	$14,345	$21,269
	2011	$6,943	$4,655	$5,979	$9,065

Income (loss) before income taxes:	2012	$8,461	$2,168	$9,056	$14,645
	2011	$3,185	$(281)	$1,103	$2,787

Incomes taxes (benefit):	2012	$2,368	$868	$2,293	$4,480
	2011	$791	$(135)	$376	$1,033

Net income (loss):	2012	$6,093	$1,300	$6,763	$10,165
	2011	$2,394	$(146)	$727	$1,754

Income per common share—basic:	2012	$0.61	$0.12	$0.55	$0.82
	2011	$0.24	$(0.01)	$0.07	$0.18

Income per common share—diluted:	2012	$0.58	$0.11	$0.52	$0.77
	2011	$0.24	$(0.01)	$0.07	$0.17

16. Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2012 and 2011 that are not reflected in the accompanying consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $1,634,000, $755,000 and $714,000 for the years ended January 31, 2012, 2011 and 2010, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the years ended January 31, 2012, 2011 and 2010 was approximately $1,199,000, $1,007,000 and $862,000, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending:
2013	$1,371
2014	1,091
2015	764
2016	455
2017	396
Thereafter	560

17. Concentrations

Credit Risk—As of January 31, 2012 and 2011, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $8,346,000 from two customers and $6,638,000 from three customers, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $14,773,000 at January 31, 2012 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Industry Concentration—The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has historically been subject to cyclical activity and is dependant in large part on the expected future prices of oil and natural gas. Should the industry experience a decline in the price of oil and natural gas, the Company could be subject to significantly greater credit risk and declining demand for its products and services.

Supplier Concentration—The Company purchases the majority of its seismic equipment for its lease pool from a small number of suppliers, each being an industry leader for its product. The Company believes that two of its suppliers manufacture most of the land-based seismic systems and equipment in use. The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

18. Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2012	2011	2010
Canada	$13,243	$5,294	$3,608
UK/Europe	21,403	16,765	14,358
South America	17,786	8,042	4,545
Asia/South Pacific	17,810	15,444	12,447
Eurasia	3,528	10,812	1,637
Other	12,906	3,347	3,393

Total	$86,676	$59,704	$39,988

During each of the years ended January 31, 2012 and 2011, one customer exceeded 10% of total revenues. During the year ended January 31, 2010, three customers exceeded 10% total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Huntsville, Texas

Our audits of the consolidated financial statements referred to in our report dated April 4, 2012 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. (the “Company”) listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas

April 4, 2012

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)			Col. D			Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts			Deductions Describe			Balance at End of Period
Allowance for doubtful accounts
January 31, 2012	$2,666	1,768	1	(a	)	(44)	(b	)	$4,391
January 31, 2011	$2,420	1,183	22	(a	)	(959)	(b	)	$2,666
January 31, 2010	$2,300	786	50	(a	)	(716)	(b	)	$2,420
Allowance for obsolete equipment and inventory
January 31, 2012	$730	175	(4)	(a	)	—	(c	)	$901
January 31, 2011	$923	216	(195)	(a	)	(214)	(c	)	$730
January 31, 2010	$1,204	372	133	(a	)	(786)	(c	)	$923

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.

.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

4.1	Loan Agreement, dated September 24, 2008, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.	000-25142	10.1

4.2	First Amendment to Loan Agreement, dated March 24, 2010, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K, filed with the SEC on March 26, 2010.	000-25142	10.1

4.3	Second Amendment to Loan Agreement, dated July 27, 2010, by and between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	10.1

4.4	Third Amendment to Loan Agreement dated July 27, 2011 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, filed with the SEC on September 8, 2011.	000-25142	10.1

4.5	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.6	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

10.2*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.	000-25142	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.13*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, filed with the SEC on September 8, 2010.	000-21542

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.14	Exclusive Equipment Lease Agreement, dated September 4, 2009, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, filed with the SEC on September 9, 2009.	000-25142	10.2

10.15	Stock Purchase Agreement by and among Mitcham Canada Ltd, as Buyer, and Brett Cameron, Teresa Marshall, Steve and Ann Matthews, as Sellers, dated as of February 19, 2010	Incorporated by reference to Mitcham Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the SEC on April 9, 2010.	000-25142	10.20

10.16	Secured Promissory Note dated October 15, 2010	Incorporated by reference to Mitcham Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, filed with the SEC on December 8, 2010.	000-21542	10.1

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of Mitcham Industries, Inc.

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†*	XBRL Instance Document

101.SCH†*	XBRL Taxonomy Extension Schema Document

101.CAL†*	XBRL Taxonomy Extension Calculation of Linkbase Document

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†*	XBRL Taxonomy Extension Definition Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.