Form 10-Q
period 2012-04-30
MITCHAM INDUSTRIES INC
filed 2012-06-06
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,720,359 shares of common stock, $0.01 par value, were outstanding as of June 4, 2012.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,432	$15,287
Restricted cash	98	98
Accounts receivable, net	32,003	35,788
Current portion of contracts receivable	2,475	2,273
Inventories, net	6,540	6,708
Deferred tax asset	2,536	2,594
Prepaid expenses and other current assets	3,193	2,530

Total current assets	64,277	65,278
Seismic equipment lease pool and property and equipment, net	127,059	120,377
Intangible assets, net	4,621	4,696
Goodwill	4,320	4,320
Prepaid foreign income tax	3,755	3,519
Deferred tax asset	724	—
Other assets	468	39

Total assets	$205,224	$198,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,049	$13,037
Current maturities – long-term debt	179	1,399
Income taxes payable	2,536	2,419
Deferred revenue	522	543
Accrued expenses and other current liabilities	4,848	6,583

Total current liabilities	14,134	23,981
Non-current income taxes payable	5,435	5,435
Deferred tax liability	—	595
Long-term debt, net of current maturities	19,359	12,784

Total liabilities	38,928	42,795
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,606 and 13,556 shares issued at April 30, 2012 and January 31, 2012, respectively	136	136
Additional paid-in capital	114,294	113,654
Treasury stock, at cost (925 shares at April 30, 2012 and January 31, 2012)	(4,857)	(4,857)
Retained earnings	47,753	39,297
Accumulated other comprehensive income	8,970	7,204

Total shareholders’ equity	166,296	155,434

Total liabilities and shareholders’ equity	$205,224	$198,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2012	2011
Revenues:
Equipment leasing	$21,008	$16,775
Lease pool equipment sales	2,332	335
Seamap equipment sales	10,544	8,349
Other equipment sales	747	1,043

Total revenues	34,631	26,502

Cost of sales:
Direct costs - equipment leasing	2,705	2,157
Direct costs - lease pool depreciation	8,394	6,090
Cost of lease pool equipment sales	1,404	97
Cost of Seamap and other equipment sales	5,242	4,233

Total cost of sales	17,745	12,577

Gross profit	16,886	13,925
Operating expenses:
General and administrative	5,319	4,648
Recovery of doubtful accounts	(428)	—
Depreciation and amortization	329	305

Total operating expenses	5,220	4,953

Operating income	11,666	8,972
Other income (expenses):
Interest, net	(5)	(175)
Other, net	(598)	(336)

Total other income (expenses)	(603)	(511)

Income before income taxes	11,063	8,461
Provision for income taxes	(2,607)	(2,368)

Net income	$8,456	$6,093

Net income per common share:
Basic	$0.67	$0.61

Diluted	$0.63	$0.58

Shares used in computing net income per common share:
Basic	12,626	9,923
Diluted	13,326	10,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2012	2011
Net income	$8,456	$6,093
Change in cumulative translation adjustment	1,766	2,710

Comprehensive income	$10,222	$8,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,456	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,757	6,429
Stock-based compensation	194	216
Provision for inventory obsolescence	60	31
Gross profit from sale of lease pool equipment	(928)	(238)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(350)	—
Deferred tax provision	(1,257)	1,195
Changes in non-current income taxes payable	—	170
Changes in working capital items, net of effects from business combination:
Accounts receivable	4,357	(4,570)
Contracts receivable	(632)	888
Inventories	165	(329)
Prepaid expenses and other current assets	(422)	(193)
Income taxes receivable and payable	532	(334)
Prepaid foreign income tax	(236)	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(832)	1,231

Net cash provided by operating activities	17,864	10,589

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(23,812)	(8,132)
Purchases of property and equipment	(146)	(54)
Sale of used lease pool equipment	2,332	335
Payment for earn-out provision	—	(155)

Net cash used in investing activities	(21,626)	(8,006)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	6,650	(1,900)
Payments on borrowings	(1,465)	(1,327)
Net proceeds from (purchases of) short-term investments	—	(101)
Proceeds from issuance of common stock upon exercise of options	96	343
Excess tax benefit from exercise of non-qualified stock options and restricted shares	350	—

Net cash provided by (used in) financing activities	5,631	(2,985)
Effect of changes in foreign exchange rates on cash and cash equivalents	276	396

Net change in cash and cash equivalents	2,145	(6)
Cash and cash equivalents, beginning of period	15,287	14,647

Cash and cash equivalents, end of period	$17,432	$14,641

Supplemental cash flow information:
Interest paid	$167	$306
Income taxes paid	$3,821	$1,313
Purchases of seismic equipment held for lease in accounts payable at end of period	$2,000	$19,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2012 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2012, the results of operations for the three months ended April 30, 2012 and 2011, and the cash flows for the three months ended April 30, 2012 and 2011, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2013.

2.	Organization

The Company was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC. (“MCL”) its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte Ltd (“MML”) and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with manufacturing, support and sales facilities based in Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.

3.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement-Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective in the three months ended April 30, 2012 and applied prospectively. The adoption did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income-Topic 220: Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 was effective in the three months ended April 30, 2012, though earlier adoption was permitted. The update was applied retrospectively upon adoption. The Company elected to present two separate but consecutive statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

4.	Restricted Cash

In connection with certain contracts, SAP has pledged approximately $98,000 in short-term time deposits as of April 30, 2012 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately five months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	April 30, 2012	January 31, 2012
	(in thousands)
Accounts receivable:
Accounts receivable	$36,034	$40,179
Allowance for doubtful accounts	(4,031)	(4,391)

Total accounts receivable, net	$32,003	$35,788

Contracts receivable:
Contracts receivable	$2,905	$2,273
Less current portion of contracts receivable	(2,475)	(2,273)

Long-term portion of contracts receivable, net	$430	$—

Contracts receivable consisted of $2,905,000 due from two customers as of April 30, 2012 and $2,273,000 due from two customers as of January 31, 2012. Contracts receivable at April 30, 2012 consisted of contracts bearing interest at an average of approximately 9% per year and with remaining repayment terms from 12 to 23 months. These contracts are collateralized by the equipment sold and are considered collectable; thus, no allowances have been established for them.

	April 30, 2012	January 31, 2012
	(in thousands)
Inventories:
Raw materials	$3,334	$2,789
Finished goods	3,500	3,711
Work in progress	688	1,109

	7,522	7,609
Less allowance for obsolescence	(982)	(901)

Total inventories, net	$6,540	$6,708

	April 30, 2012	January 31, 2012
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$236,486	$223,493
Land and buildings	1,046	366
Furniture and fixtures	7,585	8,020
Autos and trucks	681	680

	245,798	232,559
Accumulated depreciation and amortization	(118,739)	(112,182)

Total seismic equipment lease pool and property and equipment, net	$127,059	$120,377

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 4/30/12	April 30, 2012			January 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	8.2	$3,600	$(1,428)	$2,172	$3,532	$(1,347)	$2,185
Customer relationships	5.8	2,428	(657)	1,771	2,387	(572)	1,815
Patents	5.8	731	(198)	533	719	(172)	547
Trade name	5.8	199	(54)	145	196	(47)	149

Amortizable intangible assets		$6,958	$(2,337)	$4,621	$6,834	$(2,138)	$4,696

As of April 30, 2012, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $169,000 and $172,000 for the three months ended April 30, 2012 and 2011, respectively. As of April 30, 2012, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2013	$511
2014	682
2015	682
2016	682
2017	682
2018 and thereafter	1,382

Total	$4,621

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	April 30, 2012	January 31, 2012
Revolving line of credit	$19,200	$12,550
Equipment note	—	638
MCL notes	—	785
SAP equipment notes	338	210

	19,538	14,183
Less current portion	(179)	(1,399)

Long-term debt	$19,359	$12,784

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

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that have been purchased with proceeds from the facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at April 30, 2012. Up to $7,000,000 of available borrowings under the revolving facility may be utilized to secure letters of credit. The credit agreement contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The credit agreement also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the credit agreement. The Company was in compliance with each of these provisions as of and for the quarter ended April 30, 2012. The Company’s average borrowings under the revolving credit agreement for the three months ended April 30, 2012 and 2011 were approximately $15,634,000 and $21,073,000, respectively.

In October 2010, the Company entered into a $3.6 million secured promissory note with a supplier in connection with the purchase of certain lease pool equipment. The note, which was repaid in March 2012, was repayable in 18 monthly installments, bore interest at 8% annually and was secured by the equipment purchased. The Company received the consent of the Bank for this transaction, as required by the terms of the revolving line of credit.

In March 2010, MCL entered into two promissory notes related to the purchase of Absolute Equipment Solutions, Inc. The notes bore interest at 6.0% per year with the first of two equal installments paid in March 2011 and the balance in March 2012.

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

9.	Income Taxes

Current income taxes payable of $2,536,000 at April 30, 2012 consisted primarily of foreign taxes. Current income taxes payable of $2,419,000 at January 31, 2012 consisted of approximately $1,641,000 of foreign taxes and $778,000 of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2009.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore, and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2004.

With respect to ongoing audits, the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006 have been examined by Canadian tax authorities. Assessments for those years and for the effect of certain matters in subsequent years totaling approximately $8,500,000, including penalties and interest, have been issued. The issues involved relate primarily to the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Accordingly, the Company has filed requests for competent authority assistance with the Canadian Revenue Agency (“CRA”) and with the IRS seeking to avoid potential double taxation. In addition, the Company has filed a protest with the CRA and the Province of Alberta. In connection with this protest, the Company has been required to make prepayments totaling approximately $3,755,000 against the assessment.

The effective tax rate for the three months ended April 30, 2012 and 2011 was approximately 23.6% and 28.0%, respectively. These rates are less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions and the determination that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Basic weighted average common shares outstanding	12,626	9,923
Stock options	676	527
Unvested restricted stock	24	20

Total weighted average common share equivalents	700	547

Diluted weighted average common shares outstanding	13,326	10,470

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three ended April 30, 2012 and 2011 was approximately $194,000 and $216,000, respectively.

12.	Segment Reporting

The Equipment Leasing segment offers new and “experienced” seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Singapore; Bogota, Colombia; and Lima, Peru.

The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom and Singapore.

Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2012	As of January 31, 2012
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$182,136	$172,238
Seamap	23,431	26,322
Eliminations	(343)	(331)

Consolidated	$205,224	$198,229

Results for the three months ended April 30, 2012 and 2011 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2012	2011	2012	2011	2012	2011
Equipment Leasing	$24,087	$18,153	$7,027	$5,349	$6,726	$5,286
Seamap	10,841	8,450	4,561	3,561	4,259	3,113
Eliminations	(297)	(101)	78	62	78	62

Consolidated	$34,631	$26,502	$11,666	$8,972	$11,063	$8,461

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Singapore; Bogota, Colombia; and Lima, Peru. Our Equipment Leasing segment includes the operations of our Mitcham Canada, ULC. (“MCL”), Absolute Equipment Solutions, Inc. (“AES”), Seismic Asia Pacific Pty. Ltd. (“SAP”), Mitcham Europe Ltd (“MEL”), Mitcham Marine Leasing Pte Ltd. (“MML”) and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. We acquired AES effective March 1, 2010 and established MEL in August 2011 and MML in November 2011. Effective February 1, 2012, AES was merged into MCL. Our equipment manufacturing segment is conducted by our Seamap subsidiaries and, therefore, is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2012	2011
	(in thousands)
Revenues:
Equipment Leasing	$24,087	$18,153
Seamap	10,841	8,450
Inter-segment sales	(297)	(101)

Total revenues	34,631	26,502

Cost of sales:
Equipment Leasing	13,228	9,121
Seamap	4,892	3,619
Inter-segment costs	(375)	(163)

Total cost of sales	17,745	12,577

Gross profit	16,886	13,925
Operating expenses:
General and administrative	5,319	4,648
Recovery of doubtful accounts	(428)	—
Depreciation and amortization	329	305

Total operating expenses	5,220	4,953

Operating income	$11,666	$8,972

EBITDA (1)	$19,825	$15,065
Adjusted EBITDA (1)	$20,019	$15,281
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income	$8,456	$6,093
Interest expense, net	5	175
Depreciation and amortization	8,757	6,429
Provision for income taxes	2,607	2,368

EBITDA (1)	19,825	15,065
Stock-based compensation	194	216

Adjusted EBITDA (1)	$20,019	$15,281

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$17,864	$10,589
Stock-based compensation	(194)	(216)
Changes in trade accounts and contracts receivable	(3,725)	3,682
Interest paid	167	306
Taxes paid , net of refunds	3,821	1,313
Gross profit from sale of lease pool equipment	928	238
Changes in inventory	(165)	329
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	832	(1,231)
Other	297	55

EBITDA (1)	$19,825	$15,065

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2012 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. As a result of our acquisition of AES, we produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.

Seismic equipment leasing is normally susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as South America, Southeast Asia and the Pacific Rim, periods of heavy rain can impair seismic operations. These periods of heavy rain often occur during the months of February through May in parts of South America. We are able, in some cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

Historically, our first fiscal quarter has produced the highest leasing revenues, due in large part to the effect of the Canadian and Russian winter seasons discussed above. With the expansion of our land leasing operations into other geographic areas, such as South America and Europe, and the recent strength of our North American land and marine leasing operations, we have recently seen a lessening of the seasonal variation in our leasing business. We do expect to continue to experience seasonal fluctuations, but such fluctuation may not be as great as it has been in the past.

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

Particular areas of improved leasing revenues include South American, North American and European land operations and our marine leasing business. We expect these trends to generally continue into fiscal 2013, although there may be significant variations from quarter to quarter within particular markets. Many seismic contractors are reporting increased backlogs, which we believe indicates continued strength in the seismic leasing business.

The majority of activity in the United States is taking place within various so called “shale plays” which tend to be primarily natural gas reservoirs. Natural gas prices in North America have been depressed and some exploration companies have recently curtailed activity within these areas. If North American natural gas prices remain at or near recent levels, we could experience a decline in demand for our services in North America. In other parts of the world, such as Europe, natural gas prices are significantly higher than in North America. We believe that this may drive increased exploration around possible shale plays in other parts of the world, such as Eastern Europe, although we have not yet experienced a significant increase in demand for our services within this area.

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

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $170 million in equipment purchases during the five years ended January 31, 2012. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. In the three months ended April 30, 2012, we added approximately $15.9 million of equipment to our lease pool. However, the majority of this was added late in the quarter and did not contribute to our revenues during that period. In the three months ended April 30, 2011, we added about $24.4 million of new lease pool equipment. Additions to our lease pool during all of fiscal 2012 amounted to approximately $68.8 million.

We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. In fiscal 2010, we established branch operations in Peru and in Colombia. In fiscal 2012, we established new leasing subsidiaries in Hungary and in Singapore and significantly expanded our operations in Colombia. We may seek to expand our operations into additional locations in the future either through establishing “green field” operations or by acquiring other businesses. However, we do not currently have specific plans to establish any such operations.

A significant portion of our revenues are generated from foreign sources. For the three months ended April 30, 2012 and 2011, revenues from international customers totaled approximately $28.3 million and $21.4 million, respectively. These amounts represent 82% and 81% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

Revenues for the three months ended April 30, 2012 and 2011 were approximately $34.6 million and $26.5 million, respectively. The increase was due primarily to increased leasing revenues and higher Seamap sales. The increased revenues reflect the increased activity within the seismic industry and the expansion of our operations as discussed above. For the three months ended April 30, 2012, we generated operating income of approximately $11.7 million as compared to approximately $9.0 million for the three months ended April 30, 2011. The increase in operating profit was due primarily to the increase in revenues. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended April 30,
	2012	2011
	($ in thousands)
Revenue:
Equipment leasing	$21,008	$16,775
Lease pool equipment sales	2,332	335
New seismic equipment sales	268	275
SAP equipment sales	479	768

	24,087	18,153
Cost of sales:
Direct costs-equipment leasing	2,870	2,157
Lease pool depreciation	8,434	6,155
Cost of lease pool equipment sales	1,404	97
Cost of new seismic equipment sales	140	136
Cost of SAP equipment sales	380	576

	13,228	9,121

Gross profit	$10,859	$9,032

Gross profit %	45%	50%

Equipment leasing revenues increased approximately 25% in the first quarter of fiscal 2013 from the first quarter of fiscal 2012. Higher activity in Canada land leasing and increased marine leasing activity were the primary factors contributing to this increase. We believe that the additions that we have made to our lease pool over the last twelve months, as well as improved utilization of our lease pool enabled us to meet the increased demand for our equipment. Historically, our leasing revenues in the first fiscal quarter have been the higher than any other quarter in a given fiscal year. In fiscal 2012, we saw that trend change as leasing revenues in our third and fourth quarters exceeded that of the first quarter, due in large part to the increased lease pool and improved utilization discussed above. Leasing revenues in the first quarter of fiscal 2013 were sequentially lower from the fourth quarter of fiscal 2012, despite the expected seasonal improvements in Canada and Russia. As discussed above, we have recently seen the seasonal variation between quarters lessen as our land leasing business expanded in areas such as South America and Europe. As several contracts were completed in the fourth quarter of fiscal 2012 in the United States, South America and Europe, it was necessary to repair and reposition that equipment during the first quarter of fiscal 2013. In addition, extended periods of heavy rain in South America delayed certain jobs that had been expected to take place in the first quarter of fiscal 2013. We estimate that approximately $2.0 million in leasing revenues that we had expected to occur in the first quarter of fiscal 2013 were delayed due to these factors. We believe those projects will now occur later in fiscal 2013.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended April 30, 2012 and 2011 was approximately $928,000 and $238,000, respectively. Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Also, we regularly sell heli-picker equipment that we produce. The gross profit from sales of new seismic equipment for the three months ended April, 2012 and 2011 was approximately $128,000 and $139,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended April 30, 2012, SAP generated gross profit of approximately $99,000 from these transactions as compared to approximately $192,000 in the fiscal quarter ended April 30, 2011.

Direct costs related to equipment leasing for the three months ended April 30, 2012 increased approximately 33% over the same period in the prior year. These increases are attributable to support activities related to the significantly higher leasing activity in the fiscal 2013 period and costs to sub-lease certain equipment. Direct costs were approximately 13.7% and 12.9% of leasing revenues in the three months ended April 30, 2012 and 2011, respectively.

For the three months ended April 30, 2012, lease pool depreciation increased approximately 38% over the three months ended April 30, 2011. The increase in lease pool depreciation resulted from the additions we made to our lease pool in fiscal 2012. When newly acquired lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.

Overall, our Equipment Leasing segment generated gross profit of approximately $10.9 million in the first quarter of fiscal 2013 as compared to approximately $9.0 million in the first quarter of fiscal 2011 The increase is attributable primarily to the increase in leasing revenues in the fiscal 2013 period, despite higher depreciation and direct costs.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended April 30,
	2012	2011
	($ in thousands)
Equipment sales	$10,841	$8,450
Cost of equipment sales	4,892	3,619

Gross profit	$5,949	$4,831

Gross profit %	55%	57%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2012, Seamap shipped two GunLink 4000 systems and three BuoyLink systems, the same number that were shipped in the three months ended April 30, 2011. We had expected to deliver a third GunLink 4000 system and certain other equipment during the quarter, but the delivery of the system was delayed due to the customers’ delivery requirements. We expect to deliver all this equipment in the second quarter of fiscal 2013. We estimate that the revenue related to these delayed deliveries is more than $2.5 million and the associated gross profit amounts to approximately $1.5 million. Revenue in both periods also includes the sale of certain other equipment, such as streamer weight collars, and providing on-going support and repair services, as well as spare parts sales. The increase in equipment sales in the fiscal 2013 period was attributable to increased sales of other equipment and “after-market” sales consisting of support, repairs and spare parts sales. Changes in product prices did not contribute materially to the difference in sales between the periods.

The gross profit margin from the sale of Seamap equipment for the three months ended April 30, 2012 was slightly less than that for the three months ended April 30, 2011 due primarily to changes in product mix.

Operating Expenses

General and administrative expenses for the quarter ended April 30, 2012 were approximately $5.3 million, compared to approximately $4.6 million for the quarter ended April 30, 2011. The increases reflect generally higher costs related to the increased level of activity within our Equipment Leasing and Seamap segments. Specific areas of increased costs include personnel costs, facilities costs, professional fees and insurance costs.

In the three months ended April 30, 2012, we experienced recoveries of accounts receivable previously considered uncollectable totaling approximately $428,000.

Other Income (Expense)

Net interest expense for the three months ended April 30, 2012 amounted to approximately $5,000, consisting of interest expense of approximately $167,000, which was offset by interest income of approximately $162,000. Net interest expense for the three months ended April 30, 2011 amounted to approximately $175,000, consisting of interest expense of approximately $296,000, which was offset by interest income of approximately $121,000. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions. Interest expense was lower in the fiscal 2013 period as compared to the prior year due to lower amounts of outstanding borrowings.

Other expense of approximately $598,000 for the three months ended April 30, 2012 and $336,000 for the three months ended April 30, 2011 relates primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These losses and gains relate primarily to changes in the local functional currency balances of cash and accounts receivable denominated in U.S. dollars. These changes occur as the value of the United States dollar fluctuates versus the local currency.

Provision for Income Taxes

Our tax provision for the three months ended April 30, 2012 was approximately $2.6 million, which indicates an effective tax rate of approximately 24%. For the three months ended April 30, 2011, our tax provision was approximately $2.4 million, which is an effective tax rate of approximately 28%. Our effective tax rate for these periods is less than the U.S. statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions. A significant portion of these earnings have been permanently reinvested outside of the U.S., and therefore no U.S. taxes are provided for these earnings at the U.S. rate.

Liquidity and Capital Resources

As of April 30, 2012, we had working capital of approximately $50.1 million, including cash and cash equivalents and restricted cash of approximately $17.5 million, as compared to working capital of approximately $41.3 million, including cash and cash equivalents and restricted cash of approximately $15.4 million, at January 31, 2012. The increase in working capital resulted primarily from net income generated in the first quarter of fiscal 2013. In June 2011, we completed a public offering of 2.3 million shares of our common stock, resulting in net proceeds to us of approximately $31.0 million. The proceeds were used to repay essentially all amounts then outstanding under our revolving credit facility and to fund the purchase of additional lease pool equipment. Borrowings under our revolving credit facility had been used primarily for the purchase of lease pool equipment.

Net cash provided by operating activities was approximately $17.9 million in the first three months of fiscal 2013 as compared to approximately $10.6 million in the same three months in fiscal 2012. This increase resulted primarily from the increase in net income and the effect of higher non-cash depreciation expenses in the fiscal 2013 period.

Net cash flows used in investing activities for the three months ended April 30, 2012 included purchases of seismic equipment held for lease totaling approximately $23.8 million, as compared to approximately $8.1 million in the first three months of fiscal 2012. There was approximately $2.0 million in accounts payable at April 30, 2012 related to lease pool purchases. At January 31, 2012, there was approximately $9.9 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $15.9 million in the first three months of fiscal 2013, as compared to approximately $24.4 million in the first three months of fiscal 2011. As of April 30 2012, we had no material outstanding commitments for the purchase of lease pool equipment. We expect to make additional purchases of lease pool equipment later in fiscal 2013 and currently expect additions to our lease pool for all of fiscal 2013 to total between $35 million and $40 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.

In the first three months of fiscal 2013, proceeds from the sale of lease pool equipment amounted to approximately $2.3 million, as compared to approximately $335,000 in the same three months in fiscal 2012. We generally do not seek to sell our lease pool equipment, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment.

Net cash provided by financing activities was approximately $5.6 million in the first three months of fiscal 2013 and net cash used by financing activities was approximately $3.0 million in the first three months of fiscal 2012. During the three months ended April 30, 2012, we had net borrowings of approximately $6.6 million under our revolving credit agreement, which amounts were used primarily to fund the purchase of lease pool equipment. During this period, we also made installment payments of approximately $750,000 related to the notes given to the sellers of AES and installment payments of approximately $638,000 pursuant to a promissory note issued in October 2010 related to the purchase of certain equipment. During the three months ended April 30, 2011, our net repayments on our line of credit were approximately $1.9 million, installment payments related to the AES notes were approximately $750,000 and installment payments on the equipment purchase notes were approximately $577,000. During the three months ended April 30, 2012, we received approximately $96,000 upon the exercise of stock options versus approximately $343,000 during the three months ended April 30, 2011.

In July 2011, we amended our $35.0 million revolving credit agreement with First Victoria National Bank (the “Bank”), to extend the maturity of the facility from May 31, 2012 to May 31, 2013. Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base, $35.0 million of borrowings under the facility were available to us as of April 30, 2012, less any outstanding amounts as described below. However, at any time prior to maturity, we can convert any or all outstanding balances into a series of 48-month notes. Amounts converted into these notes are due in 48 equal monthly installments. The agreement also provides that up to $7.0 million of the available borrowing may be used to secure letters of credit. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly at the prime rate plus 50 basis points. The credit agreement provides that we may not incur or maintain indebtedness in excess of $1.0 million without the written consent of the Bank, except for borrowings related to the credit agreement. As of June 1, 2012, we had approximately $19.2 million outstanding under the facility and $3.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $12.8 million was available for borrowing under the facility as of that date.

The revolving credit agreement contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce EBITDA of not less than $2.0 million. As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2012:

Description of Financial Covenant	Required Amount	Actual as of April 30, 2012 or for the period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.12:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	4.55:1.0
Quarterly EBITDA	Not less than $2.0 million	$19.8 million

Under the terms of the revolving credit facility, we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize those notes. As of April 30, 2012, there was approximately $19.2 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $400,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate, 3.25% at April 30, 2012, plus 50 basis points. Our average borrowing levels under our revolving credit facility were approximately $15.6 million and $21.1 million for the three months ended April 30, 2012 and 2011, respectively.

In October 2010, in connection with the purchase of certain lease pool equipment, we entered into a secured promissory note with a supplier in the amount of approximately $3.6 million. The note was repayable in 18 monthly installments, bore interest at 8% annually and was secured by the equipment purchased. Pursuant to the terms of our revolving credit agreement we sought and received the consent of the Bank for this transaction. This note was repaid in full in March 2012.

On March 1, 2010, we acquired AES for a total purchase price of approximately $4.0 million. The consideration consisted of approximately $2.1 million of cash at closing, approximately $1.4 million in promissory notes, a post-closing working capital adjustment payment of approximately $184,000 and approximately $300,000 in deferred cash payments. The promissory notes bear interest at 6% annually, payable semi-annually. The principal amount of the notes is repayable in two equal installments. The first of these installments was paid on March 1, 2011, with the remaining payment made March 1, 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. The deferred cash payment bears interest at 6% annually. We may offset amounts due pursuant to the promissory notes or the deferred cash payments against indemnity claims due from the sellers. In addition, the sellers may be entitled to additional cash payments should AES attain certain levels of revenues during the 24-month period following the closing. In May 2012 and April 2011, we made payments of approximately $450,000 and $150,000, respectively, pursuant to this provision of the agreement. There are no further payments due under this provision.

We have had a series of exclusive lease equipment lease agreement with Sercel whereby we agree to purchase certain amount of equipment within specified periods of time. The most recent agreement expired by its own terms on December 31, 2011. We are negotiating an amendment and extension to this agreement; however, there can be no assurance that we will successfully conclude these negotiations.

We believe that the working capital requirements, contractual obligations and expected capital expenditures discussed above, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations and from amounts available under our revolving credit facility discussed above. However, we may seek other sources of capital, such as debt or equity financing, in order to fund additional purchases of lease pool equipment and our continued global expansion. We have filed with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof. We currently have no plans to issue additional securities.

As of April 30, 2012, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $17.0 million. These funds may generally be transferred to our accounts in the United States without restriction; however, we have determined that the undistributed earnings of our foreign subsidiaries have been permanently reinvested outside of the United States and, therefore, we do not anticipate repatriating these funds to the United States. If we were to transfer these undistributed earnings to the United States, we would likely incur additional income taxes in the United States which are not currently reflected in our consolidated financial statements. Any addition, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. As of April 30, 2012 net inter-company indebtedness of our foreign subsidiaries to the parent company amounted to approximately $12.8 million. These amounts can generally be transferred to the United States without the adverse tax consequences discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2012, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $7.7 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $0.8 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 70% of our net assets are impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of April 30, 2012, there was approximately $19.2 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the prime rate plus 50 basis points, which was 3.75% as of April 30, 2012. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $192,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2012 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

MITCHAM INDUSTRIES, INC.

Date: June 6, 2012	/s/ Robert P. Capps
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