Form 10-Q
period 2012-07-31
MITCHAM INDUSTRIES INC
filed 2012-09-06
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,840,359 shares of common stock, $0.01 par value, were outstanding as of September 4, 2012.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,545	$15,287
Restricted cash	97	98
Accounts receivable, net	24,016	35,788
Current portion of contracts receivable	2,584	2,273
Inventories, net	6,977	6,708
Deferred tax asset	1,902	2,594
Prepaid income taxes	5,017	—
Prepaid expenses and other current assets	1,646	2,530

Total current assets	63,784	65,278
Seismic equipment lease pool and property and equipment, net	118,499	120,377
Intangible assets, net	4,332	4,696
Goodwill	4,320	4,320
Prepaid foreign income tax	—	3,519
Deferred tax asset	1,769	—
Other assets	578	39

Total assets	$193,282	$198,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,241	$13,037
Current maturities – long-term debt	175	1,399
Income taxes payable	—	2,419
Deferred revenue	1,021	543
Accrued expenses and other current liabilities	3,668	6,583

Total current liabilities	8,105	23,981
Non-current income taxes payable	417	5,435
Deferred tax liability	—	595
Long-term debt, net of current maturities	12,530	12,784

Total liabilities	21,052	42,795
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,656 and 13,556 shares issued at July 31, 2012 and January 31, 2012, respectively	137	136
Additional paid-in capital	115,736	113,654
Treasury stock, at cost (925 shares at July 31, 2012 and January 31, 2012)	(4,857)	(4,857)
Retained earnings	54,155	39,297
Accumulated other comprehensive income	7,059	7,204

Total shareholders’ equity	172,230	155,434

Total liabilities and shareholders’ equity	$193,282	$198,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2012	2011	2012	2011
Revenues:

Equipment leasing	$10,882	$12,272	$31,890	$29,047
Lease pool equipment sales	3,204	326	5,536	661
Seamap equipment sales	7,262	6,534	17,806	14,883
Other equipment sales	1,732	2,146	2,479	3,189

Total revenues	23,080	21,278	57,711	47,780

Cost of sales:
Direct costs - equipment leasing	1,940	1,826	4,645	3,983
Direct costs - lease pool depreciation	8,437	6,703	16,831	12,793
Cost of lease pool equipment sales	1,007	107	2,411	204
Cost of Seamap and other equipment sales	4,296	4,429	9,538	8,662

Total cost of sales	15,680	13,065	33,425	25,642

Gross profit	7,400	8,213	24,286	22,138

Operating expenses:
General and administrative	5,719	5,794	11,038	10,442
Recovery of doubtful accounts	—	(492)	(428)	(492)
Depreciation and amortization	340	312	669	617

Total operating expenses	6,059	5,614	11,279	10,567

Operating income	1,341	2,599	13,007	11,571

Other income (expenses):
Interest, net	(96)	(95)	(101)	(270)
Other, net	29	(336)	(569)	(672)

Total other income (expenses)	(67)	(431)	(670)	(942)

Income before income taxes	1,274	2,168	12,337	10,629

Benefit (provision) for income taxes	5,128	(868)	2,521	(3,236)

Net income	$6,402	$1,300	$14,858	$7,393

Net income per common share:

Basic	$0.51	$0.12	$1.17	$0.71

Diluted	$0.48	$0.11	$1.12	$0.67

Shares used in computing net income per common share:

Basic	12,665	10,970	12,646	10,447
Diluted	13,262	11,615	13,294	11,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended July 31,		For the Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$6,402	$1,300	$14,858	$7,393

Change in cumulative translation adjustment	(1,911)	65	(145)	2,774

Comprehensive income	$4,491	$1,365	$14,713	$10,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net income	$14,858	$7,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,567	13,479
Stock-based compensation	1,064	937
Provision for doubtful accounts, net of charge offs	(17)	—
Provision for inventory obsolescence	118	63
Gross profit from sale of lease pool equipment	(3,125)	(457)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(350)	(394)
Deferred tax benefit	(1,815)	(109)
Changes in non-current income taxes payable	(5,003)	694
Changes in working capital items:
Accounts receivable	11,722	(2,753)
Contracts receivable	(850)	1,718
Inventories	(370)	(565)
Prepaid expenses and other current assets	1,109	(1,119)
Income taxes receivable and payable	(7,105)	(1,272)
Prepaid foreign income tax	3,519	—
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(2,042)	2,023

Net cash provided by operating activities	29,280	19,638

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(27,316)	(30,461)
Purchases of property and equipment	(485)	(253)
Sale of used lease pool equipment	5,536	661
Payment for earn-out provision	—	(155)

Net cash used in investing activities	(22,265)	(30,208)

Cash flows from financing activities:
Net payments on line of credit	(150)	(20,900)
Proceeds from equipment notes	—	37
Payments on borrowings	(1,494)	(2,000)
Net purchases of short-term investments	—	(101)
Proceeds from issuance of common stock upon exercise of options	96	739
Net proceeds from public offering of common stock (Note 8)	—	30,994
Excess tax benefit from exercise of non-qualified stock options and restricted shares	350	394

Net cash provided by (used in) financing activities	(1,198)	9,163
Effect of changes in foreign exchange rates on cash and cash equivalents	441	657

Net change in cash and cash equivalents	6,258	(750)
Cash and cash equivalents, beginning of period	15,287	14,647

Cash and cash equivalents, end of period	$21,545	$13,897

Supplemental cash flow information:
Interest paid	$325	$497
Income taxes paid	$7,035	$3,529
Purchases of seismic equipment held for lease in accounts payable at end of period	$385	$7,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2012 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2012, the results of operations for the three and six months ended July 31, 2012 and 2011, and the cash flows for the six months ended July 31, 2012 and 2011, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2013.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement-Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective in the six months ended July 31, 2012 and applied prospectively. The adoption did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income-Topic 220: Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 was effective in the six months ended July 31, 2012, though earlier adoption was permitted. The update was applied retrospectively upon adoption. The Company elected to present two separate but consecutive statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

4.	Restricted Cash

In connection with certain contracts, SAP has pledged approximately $97,000 in short-term time deposits as of July 31, 2012 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately five months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	July 31, 2012	January 31, 2012
	(in thousands)
Accounts receivable:
Accounts receivable	$27,947	$40,179
Allowance for doubtful accounts	(3,931)	(4,391)

Total accounts receivable, net	$24,016	$35,788

Contracts receivable:
Contracts receivable	$2,584	$2,273
Less current portion of contracts receivable	(2,584)	(2,273)

Long-term portion of contracts receivable, net	$—	$—

Contracts receivable consisted of $2,584,000 due from three customers as of July 31, 2012 and $2,273,000 due from two customers as of January 31, 2012. Contracts receivable at July 31, 2012 consisted of contracts bearing interest at an average of approximately 9% per year and with remaining repayment terms from ten to 23 months. These contracts are collateralized by the equipment sold and are considered collectable; thus, no allowances have been established for them. Subsequent to July 31, 2012, the Company converted approximately $1.7 million in contracts receivable and $700,000 in accounts receivable from one customer into a series of secured notes. The notes are due monthly through July 31, 2013 and are secured by certain equipment.

	July 31, 2012	January 31, 2012
	(in thousands)
Inventories:
Raw materials	$3,025	$2,789
Finished goods	3,749	3,711
Work in progress	1,224	1,109

	7,998	7,609
Less allowance for obsolescence	(1,021)	(901)

Total inventories, net	$6,977	$6,708

	July 31, 2012	January 31, 2012
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$229,901	$223,493
Land and buildings	366	366
Furniture and fixtures	8,547	8,020
Autos and trucks	680	680

	239,494	232,559
Accumulated depreciation and amortization	(120,995)	(112,182)

Total seismic equipment lease pool and property and equipment, net	$118,499	$120,377

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 7/31/12	July 31, 2012			January 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	7.9	$3,491	$(1,473)	$2,018	$3,532	$(1,347)	$2,185
Customer relationships	5.6	2,397	(724)	1,673	2,387	(572)	1,815
Patents	5.6	722	(218)	504	719	(172)	547
Trade name	5.6	197	(60)	137	196	(47)	149

Amortizable intangible assets		$6,807	$(2,475)	$4,332	$6,834	$(2,138)	$4,696

As of July 31, 2012, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment has been recorded against the goodwill account.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $169,000 and $167,000 for the three months ended July 31, 2012 and 2011, respectively, and $338,000 and $339,000 for the six months ended July 31, 2012 and 2011, respectively. As of July 31, 2012, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2013	$338
2014	669
2015	669
2016	669
2017	669
2018 and thereafter	1,318

Total	$4,332

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	July 31, 2012	January 31, 2012
Revolving line of credit	$12,400	$12,550
Equipment note	—	638
MCL notes	31	785
SAP equipment notes	274	210

	12,705	14,183
Less current portion	(175)	(1,399)

Long-term debt	$12,530	$12,784

In July 2011, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $35,000,000 on a revolving basis through May 31, 2013 (the “revolving credit facility”). The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.

Amounts available for borrowing under the revolving credit facility are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that have been purchased with proceeds from the revolving credit facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the prime rate plus 50 basis points, which was 3.75% at July 31, 2012. Up to $7,000,000 of available borrowings under the revolving credit facility may be utilized to secure letters of credit. The revolving credit facility contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The revolving credit facility also provides that the Company may not incur or maintain indebtedness in excess of $1,000,000 without the prior written consent of the Bank, except for borrowings related to the revolving credit facility. The Company was in compliance with each of these provisions as of and for the quarter ended July 31, 2012. The Company’s average borrowings under the revolving credit facility for the six months ended July 31, 2012 and 2011 were approximately $15,756,000 and $17,628,000, respectively.

In August 2012, the Company entered into an amendment to the revolving credit facility. The revolving credit facility provides for the following amended terms:

•	Borrowings of up to $50 million, subject to borrowing base limitations;

•	Interest at the prime rate, with a floor of 3.25%;

•	Up to $10.0 million of available borrowings available to secure letters of credit;

•	Limitations on other debt of up to $10.0 million without the prior consent of the Bank;

•	Allows for the guaranty of subsidiary debt of up to $5.0 million without the prior consent of the Bank; and

•	Maturity of August 31, 2015.

All other terms and covenants remain unchanged.

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

Prepaid income taxes of $5,017,000 at July 31, 2012 consisted of approximately $2,775,000 of foreign taxes and $2,242,000 of domestic federal and state taxes. Current income taxes payable of $2,419,000 at January 31, 2012 consisted of approximately $1,641,000 of foreign taxes and $778,000 of domestic federal and state taxes.

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

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been made to the Company’s Canadian and United States income tax returns for the years ended January 31 2004 through January 31, 2012. These changes resulted in a net reduction to consolidated income tax expense of approximately $150,000, which amount is reflected in the Company’s benefit from income taxes for the three months ended July 31, 2012.

As a result of the settlement, the Company has recognized the benefit of certain tax positions amounting to approximately $3.3 million and has reversed previous estimates of potential penalties and interest amounting to approximately $1.9 million.

The effective tax rate for the six months ended July 31, 2012 was a benefit of approximately 20.4% due to the impact of the settlement discussed above. Without this effect, which amounted to approximately $5.3 million, the effective rate for the six months ended July 31, 2012 was an expense of approximately 22.6%. For the six months ended July 31, 2011 the effective tax rate was approximately 30.4%. These rates are less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		For the Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,665	10,970	12,646	10,447

Stock options	583	629	629	578
Unvested restricted stock	14	16	19	18

Total weighted average common share equivalents	597	645	648	596

Diluted weighted average common shares outstanding	13,262	11,615	13,294	11,043

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and six months ended July 31, 2012 was approximately $870,000 and $1,064,000, respectively, and, during the three and six months ended July 31, 2011 was approximately $721,000 and

$937,000, respectively. Additionally, during the three months ended July 31, 2012, accrued compensation expense applicable to the year ended January 31, 2012 totaling approximately $211,000 was paid by issuing common stock and options to purchase common stock. During the three months ended July 31, 2012, 10,000 shares of common stock and options to purchase 60,000 shares of common stock were granted to non-employee members of the Company’s Board of Directors.

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

Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2012	As of January 31, 2012
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$174,059	$172,238
Seamap	19,475	26,322
Eliminations	(252)	(331)

Consolidated	$193,282	$198,229

Results for the three months ended July 31, 2012 and 2011 were as follows (in thousands):

	Revenues		Operating income (loss)		Income before taxes
	2012	2011	2012	2011	2012	2011
Equipment Leasing	$15,818	$14,744	$(1,313)	$632	$(1,634)	$424
Seamap	7,454	6,816	2,617	2,162	2,871	1,939
Eliminations	(192)	(282)	37	(195)	37	(195)

Consolidated	$23,080	$21,278	$1,341	$2,599	$1,274	$2,168

Results for the six months ended July 31, 2012 and 2011 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2012	2011	2012	2011	2012	2011
Equipment Leasing	$39,905	$32,897	$5,714	$5,981	$5,092	$5,710
Seamap	18,295	15,266	7,178	5,723	7,130	5,052
Eliminations	(489)	(383)	115	(133)	115	(133)

Consolidated	$57,711	$47,780	$13,007	$11,571	$12,337	$10,629

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$15,818	$14,744	$39,905	$32,897
Seamap	7,454	6,816	18,295	15,266
Inter-segment sales	(192)	(282)	(489)	(383)

Total revenues	23,080	21,278	57,711	47,780

Cost of sales:
Equipment Leasing	12,788	10,215	26,016	19,336
Seamap	3,121	2,937	8,013	6,556
Inter-segment costs	(229)	(87)	(604)	(250)

Total cost of sales	15,680	13,065	33,425	25,642

Gross profit	7,400	8,213	24,286	22,138
Operating expenses:
General and administrative	5,719	5,794	11,038	10,442
Recovery of doubtful accounts	—	(492)	(428)	(492)
Depreciation and amortization	340	312	669	617

Total operating expenses	6,059	5,614	11,279	10,567

Operating income	$1,341	$2,599	$13,007	$11,571

EBITDA (1)	$10,180	$9,313	$30,005	$24,378
Adjusted EBITDA (1)	$11,050	$10,034	$31,069	$25,315
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income	$6,402	$1,300	$14,858	$7,393
Interest expense, net	96	95	101	270
Depreciation and amortization	8,810	7,050	17,567	13,479
(Benefit) provision for income taxes	(5,128)	868	(2,521)	3,236

EBITDA (1)	10,180	9,313	30,005	24,378
Stock-based compensation	870	721	1,064	937

Adjusted EBITDA (1)	$11,050	$10,034	$31,069	$25,315

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$11,416	$9,049	$29,280	$19,638
Stock-based compensation	(870)	(721)	(1,064)	(937)
Changes in trade accounts and contracts receivable	(7,147)	(2,647)	(10,872)	1,035
Interest paid	158	191	325	497
Taxes paid , net of refunds	3,214	2,150	7,035	3,529
Gross profit from sale of lease pool equipment	2,197	219	3,125	457
Changes in inventory	535	236	370	565
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,210	(792)	2,042	(2,023)
Other	(533)	1,628	(236)	1,617

EBITDA (1)	$10,180	$9,313	$30,005	$24,378

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit facility require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2012 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. As a result of our acquisition of AES, we produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.

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

Historically, our first fiscal quarter has produced the highest leasing revenues, due in large part to the effect of the Canadian and Russian winter seasons discussed above. With the expansion of our land leasing operations into other geographic areas, such as South America and Europe, and the recent strength of our North American land and marine leasing operations, we have recently seen a lessening of the seasonal variation in our leasing business. We do expect to continue to experience seasonal fluctuations, but such fluctuations may not be as great or as predictable as in the past.

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

During fiscal 2012, we experienced a significant increase in our equipment leasing business. We believe the factors contributing to this increase include the following:

•	Increased exploration activity driven by higher worldwide oil prices;

•	Increased exploration activity for natural gas, driven in part by non-conventional sources, such as shale reservoirs;

•	Our geographic expansion;

•	An increase in the channel count on seismic surveys; and

•	The additions we made to our lease pool of equipment.

Particular areas of improved leasing revenues included South American, North American and European land operations and our marine leasing business. In the first six months of fiscal 2013, leasing revenues have exceeded those in the same period of fiscal 2012, driven primarily by seasonal activity in Canada and Russia and improvement in our marine leasing business. However, we have experienced lower activity levels in certain areas. Leasing activity in South America has been lower year to date in fiscal 2013 as compared to fiscal 2012. Weather difficulties, permitting issues and other project delays have all contributed to this. Recently, we have seen increased activity in South America as several projects have commenced and our bid activity has improved. We anticipate a sequential improvement in South America over the next two fiscal quarters. Activity in Europe has also been lower during the first six months of fiscal 2013 as compared to the same period in fiscal 2012. Political changes, fiscal issues and environmental concerns have, we believe, caused a delay in many energy projects in Eastern Europe, particularly non-conventional natural gas projects. While our leasing revenues in the United States in the first six months of fiscal 2013 increased from the first six months of fiscal 2012, we believe there has been an overall slow-down in exploration activity in the United States. This slow-down has contributed to lower leasing revenues from our downhole seismic tools in fiscal 2013 as compared to fiscal 2012. We believe this slow-down is temporary based on our bid activity and backlog information reported by certain seismic contractors.

We have received a number of inquiries from customers in Canada and Russia regarding equipment for the upcoming winter seasons. Based on these inquiries, we expect strong leasing revenues in these areas, which we believe will positively impact our financial results for the fourth quarter of fiscal 2013 and first quarter of fiscal 2014.

The majority of activity in the United States is taking place within various so called “shale plays,” which tend to be primarily natural gas reservoirs. Natural gas prices in North America have been depressed and some exploration companies have recently curtailed activity within these areas. If North American natural gas prices remain at or near recent levels, we could experience a decline in demand for our services in North America. In other parts of the world, such as Europe, natural gas prices are significantly higher than in North America. We believe that this may drive increased exploration around possible shale plays in other parts of the world, such as Eastern Europe, although we have not yet experienced a significant increase in demand for our services in this area.

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

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $170 million in equipment purchases during the five years ended January 31, 2012. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. In the six months ended July 31, 2012, we added approximately $17.8 million of equipment to our lease pool. However, the majority of this equipment has not yet been deployed and therefore has not contributed to our revenues during the first six months of fiscal 2013. In the six months ended July 31, 2011, we added about $34.8 million of new lease pool equipment. Additions to our lease pool during all of fiscal 2012 amounted to approximately $68.8 million.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended July 31, 2012 and 2011, revenues from international customers totaled approximately $15.6 million and $17.2 million, respectively. These amounts represent 68% and 81% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

Revenues for the three months ended July 31, 2012 and 2011 were approximately $23.1 million and $21.3 million, respectively. The increase was due primarily to increased sales of lease pool equipment and higher Seamap sales. Revenues for the six months ended July 31, 2012 and 2011 were approximately $57.7 million and $47.8 million, respectively. The increased revenues reflect the increased activity within the seismic industry and the expansion of our operations as discussed above. For the three and six months ended July 31, 2012, we generated operating income of approximately $1.3 million and $13.0 million, respectively, as compared to approximately $2.6 million and $11.6 million, respectively, for the three and six months ended July 31, 2011. The decrease in operating profit in the three months ended July 31, 2012 versus the same period a year ago was due primarily to decreased leasing revenues and higher depreciation costs. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$10,882	$12,272	$31,890	$29,047
Lease pool equipment sales	3,204	326	5,536	661
New seismic equipment sales	170	127	438	402
SAP equipment sales	1,562	2,019	2,041	2,787

	15,818	14,744	39,905	32,897

Cost of sales:
Direct costs-equipment leasing	2,012	1,826	4,882	3,983
Lease pool depreciation	8,528	6,658	16,962	12,813
Cost of lease pool equipment sales	1,007	107	2,411	204
Cost of new seismic equipment sales	107	88	247	223
Cost of SAP equipment sales	1,134	1,536	1,514	2,113

	12,788	10,215	26,016	19,336

Gross profit	$3,030	$4,529	$13,889	$13,561

Gross profit %	19%	31%	35%	41%

Equipment leasing revenues decreased approximately 11% in the second quarter of fiscal 2013 from the second quarter of fiscal 2012 due primarily to declines in South America and Europe. These declines were partially offset by higher leasing revenues in the United States and from our marine leasing business. As discussed previously, leasing activity in South America, particularly Colombia, has been negatively impacted in the first six months of fiscal 2013 due to project delays arising from weather and permitting difficulties. In Europe, we believe that activity has been negatively impacted by economic and political uncertainties and by environmental concerns. For the six months ended July 31, 2012, leasing revenues were approximately 10% higher than in the six months ended July 31, 2011. Higher activity in Canada, Russia and United States land leasing and increased marine leasing activity were the primary factors contributing to this increase. These increases were partially offset in the six month period by declines in South America, the Pacific Rim and in our downhole seismic leasing business.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. In the three and six months ended July 31, 2012, we took advantage of opportunities to sell certain older equipment including approximately 7,000 land channels. The gross profit from sales of lease pool equipment for the three months ended July 31, 2012 and 2011 was approximately $2.2 million and $219,000, respectively. The gross profit from sales of lease pool equipment for the six months ended July 31, 2012 and 2011 was approximately $3.1 million and $457,000, respectively.

Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Also, we regularly sell heli-picker equipment that we produce. The gross profit from sales of new seismic equipment for the three months ended July, 2012 and 2011 was approximately $63,000 and $39,000, respectively. For the six months ended July 31, 2012 and 2011, the gross profit from the sale of new equipment was approximately $191,000 and $179,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended July 31, 2012, SAP generated gross profit of approximately $428,000 from these transactions as compared to approximately $483,000 in the fiscal quarter ended July 31, 2011. For the six months ended July 31, 2012 and 2011, the gross profit from the sale of new hydrographic and oceanographic equipment was approximately $527,000 and $674,000, respectively.

Direct costs related to equipment leasing were approximately 18.5% and 14.9% of leasing revenues in the three months ended July 31, 2012 and 2011, respectively. In the six months ended July 31, 2012 and 2011 the percentage of direct costs to leasing revenues was approximately 15.3% and 13.7%, respectively. The increase in the percentages in the fiscal 2013 periods reflects higher cost to sub-lease certain equipment and higher transportation and importation costs.

For the three months ended July 31, 2012, lease pool depreciation increased approximately 28% over the three months ended July 31, 2011. For the six months ended July 31, 2012 lease pool depreciation increased approximately 32% over the six months ended July 31, 2011. The increases in lease pool depreciation resulted from the additions we made to our lease pool in fiscal 2012. When newly acquired lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues.

Overall, our Equipment Leasing segment generated gross profit of approximately $3.0 million in the second quarter of fiscal 2013 and $13.9 million in the first six months of fiscal 2013, as compared to approximately $4.5 million in the second quarter of fiscal 2012 and $13.6 million in the first six months of fiscal 2012. The decrease in gross profit for the three month period related to decreased leasing revenue and increased lease pool depreciation. The increase in gross profit for the six month period related to increased revenue partially offset by increased lease pool depreciation.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Equipment sales	$7,454	$6,816	$18,295	$15,266
Cost of equipment sales	3,121	2,937	8,013	6,556

Gross profit	$4,333	$3,879	$10,282	$8,710

Gross profit %	58%	57%	56%	57%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended July 31, 2012, Seamap shipped one GunLink 4000 system and no BuoyLink systems, as compared to one GunLink 4000 system and one BouyLink system in the three months ended July 31, 2011. Seamap results for the second quarter of fiscal 2013 include the effect of approximately $2.5 million in sales related to certain orders that were delayed from the first quarter of fiscal 2013. For the six months ended July 31, 2012, Seamap has shipped three GunLink 4000 systems and three BouyLink systems, which is comparable to the number of systems shipped in the six months ended July 31, 2011. Revenue in both periods also includes the sale of certain other equipment, such as streamer weight collars, and providing on-going support and repair services, as well as spare parts sales. The fiscal 2013 periods reflect generally higher levels of these “after- market” sales and certain engineering fees earned during those periods. Changes in product prices did not contribute materially to the difference in sales between the periods.

The gross profit margin from the sale of Seamap equipment for the three and six month periods ended July 31, 2012 was comparable to that for the three and six month and periods ended July 31, 2011.

Operating Expenses

General and administrative expenses for the quarter ended July 31, 2012 were approximately $5.7 million, compared to approximately $5.8 million for the quarter ended July 31, 2011. For the six months ended July 31, 2012, general and administrative expenses were approximately $11.0 million compared to approximately $10.4 million in the six months ended July 31, 2011. The increase in the six month period reflects generally higher costs related to the increased level of activity within our Equipment Leasing and Seamap segments. Specific areas of increased costs include personnel costs, facilities costs, professional fees and insurance costs. Included in general and administrative expenses for the three and six months ended July 31, 2012 is stock based compensation expense of approximately $870,000 and $1.1 million, respectively. For the three and six months ended July 31, 2011, stock based compensation expense was approximately $721,000 and $937,000, respectively.

In the three months ended July 31, 2011, we experienced recoveries of accounts receivable previously considered uncollectable totaling approximately $492,000. We did not have any such recoveries in the three months ended July 31, 2012. In the six months ended July 31, 2012, such recoveries amounted to approximately $428,000.

Other Income (Expense)

Net interest expense for the three months ended July 31, 2012 amounted to approximately $96,000, consisting of interest expense of approximately $159,000, which was offset by interest income of approximately $63,000. Net interest expense for the three months ended July 31, 2011 amounted to approximately $95,000, consisting of interest expense of approximately $207,000, which was offset by interest income of approximately $112,000. For the six months ended July 31, 2012, net interest expense amounted to approximately $101,000, and consisted of interest expense of approximately $326,000 and interest income of approximately $225,000. For the six months ended July 31, 2011, net interest expense amounted to approximately $270,000, and consisted of interest expense of approximately $503,000 and interest income of approximately $233,000. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions. Interest expense was lower in the fiscal 2013 period as compared to the prior year due to lower amounts of outstanding borrowings.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These losses and gains relate primarily to changes in the local functional currency balances of cash and accounts receivable denominated in United States dollars. These changes occur as the value of the United States dollar fluctuates versus the local currency.

Provision for Income Taxes

Our tax provision for the three months ended July 31, 2012 was a benefit of approximately $5.1 million. This benefit arose from the effect of the settlement with the Canadian Revenue Authority and the Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of our Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. Due to the settlement, we have recognized the benefit of certain tax positions and have reversed previous estimates of potential penalties and interest. The total benefit arising from the settlement and related matters amounts to approximately $5.3 million. Without this benefit, our tax provision for the three months ended July 31, 2012 would have been approximately $200,000, which reflects an effective tax rate of approximately 16%. For the three months ended July 31, 2011, our tax provision was approximately $868,000, which is an effective tax rate of approximately 40%. For the six months ended July 31, 2012, without the benefit discussed above, our tax provision would have been approximately $2.8 million, or an effective rate of approximately 23%, which is our estimated effective tax rate for all of fiscal 2013. For the six months ended July 31, 2011, our tax provision was approximately $3.2 million, which is an effective rate of approximately 30%. Our effective tax rate is less than the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions. The reduction in effective rates in the fiscal 2013 periods reflects our decision to permanently reinvest certain earnings of our foreign subsidiaries outside of the United States, and therefore no United States taxes are provided for these earnings at the United States rate.

Liquidity and Capital Resources

As of July 31, 2012, we had working capital of approximately $55.7 million, including cash and cash equivalents and restricted cash of approximately $21.6 million, as compared to working capital of approximately $41.3 million, including cash and cash equivalents and restricted cash of approximately $15.4 million, at January 31, 2012. The increase in working capital resulted primarily from net income generated in the first six months of fiscal 2013.

Net cash provided by operating activities was approximately $29.3 million in the first six months of fiscal 2013 as compared to approximately $19.6 million in the first six months in fiscal 2012. This increase resulted primarily from the increase in net income, collection of accounts receivable and the effect of higher non-cash depreciation expenses in the fiscal 2013 period.

Net cash flows used in investing activities for the six months ended July 31, 2012 included purchases of seismic equipment held for lease totaling approximately $27.3 million, as compared to approximately $30.5 million in the six months ended July 31, 2012. There was approximately $400,000 in accounts payable at July 31, 2012 related to lease pool purchases. At January 31, 2012, there was approximately $9.9 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $17.8 million in the first six months of fiscal 2013, as compared to approximately $34.8 million in the first six months of fiscal 2012. As of July 31 2012, we had no material outstanding commitments for the purchase of lease pool equipment. We expect to make additional purchases of lease pool equipment later in fiscal 2013 and currently expect additions to our lease pool for all of fiscal 2013 to total between $35 million and $40 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.

In the first six months of fiscal 2013, proceeds from the sale of lease pool equipment totaled approximately $5.5 million, compared to approximately $661,000 in the first six months of fiscal 2012. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Net cash used by financing activities was approximately $1.2 million in the first six months of fiscal 2013 and net cash provided by financing activities was approximately $9.2 million in the first six months of fiscal 2012. During the six months ended July 31, 2012, we had net repayments of approximately $150,000 on our revolving credit facility. During this period, we also made installment payments of approximately $750,000 related to the notes given to the sellers of AES and installment payments of approximately $638,000 pursuant to a promissory note issued in October 2010 related to the purchase of certain equipment. During the six months ended July 31, 2011, our net repayments on our revolving credit facility were approximately $20.9 million, and installment payments related to the AES notes and the equipment purchase notes totaled approximately $2.0 million. The payments on our revolving credit facility during the six months ended July 31, 2011 were funded from the proceeds of our common stock offering which was completed in June 2011. Net proceeds from this offering were approximately $31.0 million. During the six months ended July 31, 2012, we received approximately $96,000 upon the exercise of stock options as compared to approximately $739,000 during the six months ended July 31, 2011.

In August 2012, we amended our revolving credit facility with First Victoria Bank (the “Bank”) as follows:

•	Increased the amount available for borrowing to $50 million, from $35 million, subject to a borrowing base;

•	Extended the maturity of the facility to August 31, 2015;

•	Set the interest rate at the prime rate, subject to a floor of 3.25%, which is the prime rate as of August 31, 2012 (the previous rate was the prime rate plus 0.50% with no floor);

•	Increased the amount of available borrowings which can be used to secure letters of credit to $10.0 million from $7.0 million;

•	Increased the limitation on other allowed debt to $10.0 million, from $1.0 million; and

•	Allows the guaranty of subsidiary debt of up to $5.0 million without the prior consent of the Bank.

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base as of July 31, 2012, we expect $50.0 million of borrowings under the amended facility to be available to us, less any outstanding amounts as described below. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly. As of September 4, 2012, we had approximately $9.9 million outstanding under the facility and $3.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $37.1 million was available for borrowing under the facility as of that date.

The revolving credit facility contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce EBITDA of not less than $2.0 million. As indicated by the following chart, we were in compliance with all financial covenants as of July 31, 2012:

Description of Financial Covenant	Required Amount	Actual as of July 31, 2012 or for the period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.07:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	7.87:1.0

Quarterly EBITDA	Not less than $2.0 million	$10.2 million

Under the terms of the revolving credit facility, we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make 48 equal monthly payments to amortize those notes. As of July 31, 2012, there was approximately $12.4 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $258,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate, 3.25% at July 31, 2012. Our average borrowing levels under our revolving credit facility were approximately $15.8 million and $17.6 million for the six months ended July 31, 2012 and 2011, respectively.

In October 2010, in connection with the purchase of certain lease pool equipment, we entered into a secured promissory note with a supplier in the amount of approximately $3.6 million. The note was repayable in 18 monthly installments, bore interest at 8% annually and was secured by the equipment purchased. Pursuant to the terms of our revolving credit facility we sought and received the consent of the Bank for this transaction. This note was repaid in full in March 2012.

In connection with the acquisition of AES in March 2010, we issued approximately $1.4 million in promissory notes and approximately $300,000 in deferred cash payments. The promissory notes bore interest at 6% annually, payable semi-annually. The principal amount of the notes was repayable in two equal installments. The first of these installments was paid on March 1, 2011, with the remaining payment made March 1, 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. The deferred cash payment bears interest at 6% annually. We may offset amounts due pursuant to the deferred cash payments against indemnity claims due from the sellers. In addition, the sellers were entitled to additional cash payments based upon AES attaining certain levels of revenues during the 24-month period following the closing. In May 2012 and April 2011, we made payments of approximately $450,000 and $150,000, respectively, pursuant to this provision of the agreement. There are no further payments due under this provision.

We have had a series of exclusive lease equipment lease agreements with Sercel whereby we agree to purchase certain amount of equipment within specified periods of time. The most recent agreement expired by its own terms on December 31, 2011. We are negotiating an amendment and extension to this agreement; however, there can be no assurance that we will successfully conclude these negotiations.

We believe that the working capital requirements, contractual obligations and expected capital expenditures discussed above, as well as our other liquidity needs for the next twelve months, can be met from cash flows provided by operations and from amounts available under our revolving credit facility discussed above. However, we may seek other sources of capital, such as debt or equity financing, in order to fund additional purchases of lease pool equipment and our continued global expansion. In April 2012, we filed with the SEC a shelf registration statement, pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof.

As of July 31, 2012, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $21.9 million. These funds may generally be transferred to our accounts in the United States without restriction; however, we have determined that the undistributed earnings of our foreign subsidiaries have been permanently reinvested outside of the United States and, therefore, we do not anticipate repatriating these funds to the United States. If we were to transfer these undistributed earnings to the United States, we would likely incur additional income taxes in the United States which are not currently reflected in our consolidated financial statements. In addition, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. As of July 31, 2012 net inter-company indebtedness of our foreign subsidiaries to the parent company amounted to approximately $700,000. These amounts can generally be transferred to the United States without the adverse tax consequences discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2012, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $11.4 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $1.1 million in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble, Colombian peso, euro and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 65% of our net assets as of July 31, 2012 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of July 31, 2012, there was approximately $12.4 million outstanding under our revolving credit facility. This facility contains a floating interest rate based on the prime rate plus 50 basis points, which was 3.75% as of July 31, 2012. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $124,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this facility, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: September 6, 2012	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†*	XBRL Instance Document

101.SCH†*	XBRL Taxonomy Extension Schema Document

101.CAL†*	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.