Form 10-Q
period 2012-10-31
MITCHAM INDUSTRIES INC
filed 2012-12-05
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,837,859 shares of common stock, $0.01 par value, were outstanding as of December 4, 2012.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,990	$15,287
Restricted cash	96	98
Accounts receivable, net	18,627	35,788
Current portion of contracts and notes receivable	2,661	2,273
Inventories, net	7,524	6,708
Deferred tax asset	1,771	2,594
Prepaid income taxes	5,294	—
Prepaid expenses and other current assets	4,072	2,530

Total current assets	64,035	65,278
Seismic equipment lease pool and property and equipment, net	117,388	120,377
Intangible assets, net	4,185	4,696
Goodwill	4,320	4,320
Prepaid foreign income tax	—	3,519
Deferred tax asset	3,381	—
Other assets	412	39

Total assets	$193,721	$198,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,976	$13,037
Current maturities – long-term debt	142	1,399
Income taxes payable	—	2,419
Deferred revenue	925	543
Accrued expenses and other current liabilities	2,743	6,583

Total current liabilities	7,786	23,981
Non-current income taxes payable	417	5,435
Deferred tax liability	—	595
Long-term debt, net of current maturities	13,474	12,784

Total liabilities	21,677	42,795
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,763 and 13,556 shares issued at October 31, 2012 and January 31, 2012, respectively	138	136
Additional paid-in capital	116,264	113,654
Treasury stock, at cost (925 shares at October 31, 2012 and January 31, 2012)	(4,857)	(4,857)
Retained earnings	52,932	39,297
Accumulated other comprehensive income	7,567	7,204

Total shareholders’ equity	172,044	155,434

Total liabilities and shareholders’ equity	$193,721	$198,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues:

Equipment leasing	$11,062	$17,411	$42,952	$46,458
Lease pool equipment sales	1,873	2,442	7,409	3,103
Seamap equipment sales	4,495	6,198	22,301	21,081
Other equipment sales	1,143	1,969	3,622	5,158

Total revenues	18,573	28,020	76,284	75,800

Cost of sales:
Direct costs - equipment leasing	1,663	2,365	6,308	6,348
Direct costs - lease pool depreciation	8,308	7,223	25,139	20,016
Cost of lease pool equipment sales	1,341	519	3,752	723
Cost of Seamap and other equipment sales	2,907	3,568	12,445	12,230

Total cost of sales	14,219	13,675	47,644	39,317

Gross profit	4,354	14,345	28,640	36,483

Operating expenses:
General and administrative	5,854	4,961	16,907	15,403
Provision for (recovery of) doubtful accounts	—	679	(443)	187
Depreciation and amortization	362	304	1,031	921

Total operating expenses	6,216	5,944	17,495	16,511

Operating (loss) income	(1,862)	8,401	11,145	19,972

Other income (expenses):
Interest, net	79	(25)	(22)	(295)
Other, net	(395)	680	(964)	8

Total other income (expenses)	(316)	655	(986)	(287)

(Loss) income before income taxes	(2,178)	9,056	10,159	19,685

Benefit (provision) for income taxes	956	(2,293)	3,477	(5,529)

Net (loss) income	$(1,222)	$6,763	$13,636	$14,156

Net (loss) income per common share:
Basic	$(0.10)	$0.55	$1.07	$1.28

Diluted	$(0.10)	$0.52	$1.03	$1.21

Shares used in computing net income per common share:
Basic	12,771	12,381	12,687	11,091

Diluted	12,771	12,982	13,264	11,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended October 31,		For the Nine Months Ended October 31,
	2012	2011	2012	2011
Net (loss) income	$(1,222)	$6,763	$13,636	$14,156

Change in cumulative translation adjustment	508	(2,354)	363	420

Comprehensive (loss) income	$(714)	$4,409	$13,999	$14,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,636	$14,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,270	21,038
Stock-based compensation	1,323	1,133
Provision for doubtful accounts, net of charge offs	(636)	1,281
Provision for inventory obsolescence	178	73
Gross profit from sale of lease pool equipment	(3,657)	(2,380)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(441)	(394)
Deferred tax benefit	(3,524)	(763)
Changes in non-current income taxes payable	(5,003)	822
Changes in working capital items:
Accounts receivable	17,662	(10,794)
Contracts and notes receivable	(761)	2,590
Inventories	(623)	(972)
Prepaid expenses and other current assets	(1,341)	(625)
Income taxes receivable and payable	(7,672)	1,167
Prepaid foreign income tax	3,519	(419)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(2,801)	2,447

Net cash provided by operating activities	36,129	28,360

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(35,531)	(40,957)
Purchases of property and equipment	(795)	(1,084)
Sale of used lease pool equipment	7,409	3,103
Payment for earn-out provision	—	(148)

Net cash used in investing activities	(28,917)	(39,086)

Cash flows from financing activities:
Net proceeds from (payments on) revolving line of credit	650	(17,700)
Proceeds from equipment notes	180	37
Payments on borrowings	(1,528)	(2,647)
Net purchases of short-term investments	—	(101)
Proceeds from issuance of common stock upon exercise of options	331	788
Net proceeds from public offering of common stock (Note 8)	—	31,028
Excess tax benefit from exercise of non-qualified stock options and restricted shares	441	394

Net cash provided by financing activities	74	11,799

Effect of changes in foreign exchange rates on cash and cash equivalents	1,417	186

Net change in cash and cash equivalents	8,703	1,259

Cash and cash equivalents, beginning of period	15,287	14,647

Cash and cash equivalents, end of period	$23,990	$15,906

Supplemental cash flow information:
Interest paid	$447	$574
Income taxes paid	$8,222	$4,206
Purchases of seismic equipment held for lease in accounts payable at end of period	$835	$18,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2012 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2012, the results of operations for the three and nine months ended October 31, 2012 and 2011, and the cash flows for the nine months ended October 31, 2012 and 2011, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2013.

2.	Organization

The Company was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC. (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte Ltd (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with manufacturing, support and sales facilities based in Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.

3.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement-Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective in the nine months ended October 31, 2012 and applied prospectively. The adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income-Topic 220: Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 was effective in the nine months ended October 31, 2012, though earlier adoption was permitted. The update was applied retrospectively upon adoption. The Company elected to present two separate but consecutive statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

4.	Restricted Cash

In connection with certain contracts, SAP has pledged approximately $96,000 in short-term time deposits as of October 31, 2012 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately five months. As the investment in the short-term time deposits relates to a financing activity, the securing of contract obligations, this transaction is reflected as a financing activity in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	October 31, 2012	January 31, 2012
	(in thousands)
Accounts receivable:
Accounts receivable	$21,940	$40,179
Allowance for doubtful accounts	(3,313)	(4,391)

Total accounts receivable, net	$18,627	$35,788

Contracts and notes receivable:
Contracts receivable	$955	$2,273
Notes receivable	2,080	—
Less current portion	(2,661)	(2,273)

Long-term portion	$374	$—

Contracts receivable consisted of $955,000 due from two customers as of October 31, 2012 and $2,273,000 due from two customers as of January 31, 2012. Notes receivable of $2,080,000 at October 31, 2012 relate to promissory notes issued by a customer in settlement of a trade accounts receivable. As of October 31, 2012, these agreements bear interest at an average of approximately 8.7% per year and have remaining repayment terms of 10 to 18 months. These agreements are collateralized by seismic equipment and are considered collectable; thus, no allowances have been established for them.

	October 31, 2012	January 31, 2012
	(in thousands)
Inventories:
Raw materials	$3,116	$2,789
Finished goods	4,989	3,711
Work in progress	519	1,109

	8,624	7,609
Less allowance for obsolescence	(1,100)	(901)

Total inventories, net	$7,524	$6,708

	October 31, 2012	January 31, 2012
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$233,922	$223,493
Land and buildings	366	366
Furniture and fixtures	8,763	8,020
Autos and trucks	748	680

	243,799	232,559
Accumulated depreciation and amortization	(126,411)	(112,182)

Total seismic equipment lease pool and property and equipment, net	$117,388	$120,377

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 10/31/12	October 31, 2012			January 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	7.6	$3,535	$(1,564)	$1,971	$3,532	$(1,347)	$2,185
Customer relationships	5.3	2,401	(800)	1,601	2,387	(572)	1,815
Patents	5.3	723	(241)	482	719	(172)	547
Trade name	5.3	197	(66)	131	196	(47)	149

Amortizable intangible assets		$6,856	$(2,671)	$4,185	$6,834	$(2,138)	$4,696

As of October 31, 2012, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $169,000 and $173,000 for the three months ended October 31, 2012 and 2011, respectively, and $506,000 and $512,000 for the nine months ended October 31, 2012 and 2011, respectively. As of October 31, 2012, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2013	$172
2014	673
2015	673
2016	673
2017	673
2018 and thereafter	1,321

Total	$4,185

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Revolving line of credit	$13,200	$12,550
Equipment note	—	638
MCL notes	27	785
SAP equipment notes	389	210

	13,616	14,183
Less current portion	(142)	(1,399)

Long-term debt	$13,474	$12,784

In August 2012, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provides for borrowings of up to $50,000,000 on a revolving basis through August 31, 2015 (the “revolving credit facility”). The Company may, at its option, convert any or all balances outstanding under the revolving credit facility into a series of term notes with monthly amortization over 48 months.

Amounts available for borrowing under the revolving credit facility are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that have been purchased with proceeds from the revolving credit facility. The revolving credit facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the greater of the prime rate or 3.25%. As of October 31, 2012, the applicable rate was 3.25%. Up to $10,000,000 of available borrowings under the revolving credit facility may be utilized to secure letters of credit. The revolving credit facility contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The revolving credit facility also provides that the Company may not incur or maintain indebtedness in excess of $10,000,000 without the prior written consent of the Bank, except for borrowings related to the revolving credit facility. The Company may also guaranty up to $5,000,000 of subsidiary debt without the Bank’s prior consent. The Company was in compliance with each of these provisions as of and for the three months ended October 31, 2012. The Company’s average borrowings under the revolving credit facility for the nine months ended October 31, 2012 and 2011 were approximately $14,084,000 and $12,725,000, respectively.

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

From time to time, SAP has entered into notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased.

8.	Public Offering of Common Stock

In June 2011, the Company completed a public offering of 2,300,000 shares of its common stock, par value $0.01. After deducting underwriting discounts and commissions and expenses of the offering, net proceeds to the Company were approximately $31.0 million.

9.	Income Taxes

Prepaid income taxes of $5,294,000 at October 31, 2012 consisted of approximately $3,916,000 of foreign taxes and $1,378,000 of domestic federal and state taxes. Current income taxes payable of $2,419,000 at January 31, 2012 consisted of approximately $1,641,000 of foreign taxes and $778,000 of domestic federal and state taxes.

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

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been made to the Company’s Canadian and United States income tax returns for the years ended January 31, 2004 through January 31, 2012. These changes resulted in a net reduction to consolidated income tax expense of approximately $150,000, which amount is reflected in the Company’s benefit from income taxes for the nine months ended October 31, 2012.

As a result of the settlement, the Company has recognized the benefit of certain tax positions amounting to approximately $3.3 million and has reversed previous estimates of potential penalties and interest amounting to approximately $1.9 million.

The effective tax rate for the nine months ended October 31, 2012 was a benefit of approximately 34% due to the impact of the settlement discussed above. Without this effect, which amounted to approximately $5.3 million, the effective rate for the nine months ended October 31, 2012 was an expense of approximately 18%. For the nine months ended October 31, 2011, the effective tax rate was approximately 28%. These rates are less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		For the Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,771	12,381	12,687	11,091

Stock options	415	586	558	581
Unvested restricted stock	20	15	19	17

Total weighted average common share equivalents	435	601	577	598

Diluted weighted average common shares outstanding	13,206	12,982	13,264	11,689

For the three months ended October 31, 2012, diluted weighted average common shares were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three and nine months ended October 31, 2012 was approximately $259,000 and $1.3 million, respectively, and, during the three and nine months ended October 31, 2011 was approximately $196,000 and $1.1 million, respectively. Additionally, during the nine months ended October 31, 2012, accrued compensation expense applicable to the year ended January 31, 2012 totaling approximately $211,000 was paid by issuing common stock and options to purchase common stock. During the nine months ended October 31, 2012, 10,000 shares of common stock and options to purchase 60,000 shares of common stock were granted to non-employee members of the Company’s Board of Directors.

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

Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2012	As of January 31, 2012
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$174,698	$172,238
Seamap	19,217	26,322
Eliminations	(194)	(331)

Consolidated	$193,721	$198,229

Results for the three months ended October 31, 2012 and 2011 were as follows (in thousands):

	Revenues		Operating income (loss)		Income before taxes
	2012	2011	2012	2011	2012	2011
Equipment Leasing	$14,078	$21,822	$(2,760)	$5,690	$(2,714)	$6,007
Seamap	4,839	6,743	1,232	2,811	870	3,149
Eliminations	(344)	(545)	(334)	(100)	(334)	(100)

Consolidated	$18,573	$28,020	$(1,862)	$8,401	$(2,178)	$9,056

Results for the nine months ended October 31, 2012 and 2011 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2012	2011	2012	2011	2012	2011
Equipment Leasing	$53,983	$54,719	$2,954	$11,671	$2,378	$11,717
Seamap	23,134	22,009	8,410	8,534	8,000	8,201
Eliminations	(833)	(928)	(219)	(233)	(219)	(233)

Consolidated	$76,284	$75,800	$11,145	$19,972	$10,159	$19,685

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan” “intend,” “foresee,” “should,” “could,” or similar expressions, are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	decline in the demand for seismic data and our services;

•	the effect of changing economic conditions and fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	risks associated with our manufacturing operations; and

•	risks associated with our foreign operations, including foreign currency exchange risk.

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$14,078	$21,822	$53,983	$54,719
Seamap	4,839	6,743	23,134	22,009
Inter-segment sales	(344)	(545)	(833)	(928)

Total revenues	18,573	28,020	76,284	75,800

Cost of sales:
Equipment Leasing	12,177	11,636	38,193	30,972
Seamap	2,052	2,485	10,065	9,041
Inter-segment costs	(10)	(446)	(614)	(696)

Total cost of sales	14,219	13,675	47,644	39,317

Gross profit	4,354	14,345	28,640	36,483
Operating expenses:
General and administrative	5,854	4,961	16,907	15,403
Provision for (recovery of) doubtful accounts	—	679	(443)	187
Depreciation and amortization	362	304	1,031	921

Total operating expenses	6,216	5,944	17,495	16,511

Operating (loss) income	$(1,862)	$8,401	$11,145	$19,972

EBITDA (1)	$6,446	$16,640	$36,451	$41,018
Adjusted EBITDA (1)	$6,705	$16,836	$37,774	$42,151

Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net (loss) income	$(1,222)	$6,763	$13,636	$14,156
Interest (income) expense, net	(79)	25	22	295
Depreciation and amortization	8,703	7,559	26,270	21,038
(Benefit) provision for income taxes	(956)	2,293	(3,477)	5,529

EBITDA (1)	6,446	16,640	36,451	41,018
Stock-based compensation	259	196	1,323	1,133

Adjusted EBITDA (1)	$6,705	$16,836	$37,774	$42,151

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$6,849	$8,722	$36,129	$28,360
Stock-based compensation	(259)	(196)	(1,323)	(1,133)
Changes in trade accounts, contracts and notes receivable	(6,029)	7,169	(16,901)	8,204
Interest paid	122	77	447	574
Taxes paid , net of refunds	1,187	677	8,222	4,206
Gross profit from sale of lease pool equipment	532	1,923	3,657	2,380
Changes in inventory	253	407	623	972
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	758	(424)	2,801	(2,447)
Other	3,033	(1,715)	2,796	(98)

EBITDA (1)	$6,446	$16,640	$36,451	$41,018

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit facility require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2012 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. As a result of our acquisition of AES, we produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.

Seismic equipment leasing is normally susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in winter months, from December or January through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as South America, Southeast Asia and the Pacific Rim, periods of heavy rain can impair seismic operations. These periods of heavy rain often occur during the months of February through May in parts of South America. We are able, in some cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization.

Historically, our first fiscal quarter has produced the highest leasing revenues, due in large part to the effect of the Canadian and Russian winter seasons discussed above. With the expansion of our land leasing operations into other geographic areas, such as South America and Europe, and the recent strength of our marine leasing operations, we have recently seen a lessening of the seasonal variation in our leasing business. We do expect to continue to experience seasonal fluctuations, but such fluctuations may not be as great or as predictable as in the past.

Our leasing segment can also experience periodic fluctuations in activity levels due to matters unrelated to seasonal or weather factors. These factors include the periodic shift of seismic exploration activity from one geographic area to another and difficulties encountered by our customers due to permitting and other logistical challenges.

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems, which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). Seamap’s business is generally not impacted by seasonal conditions, as is the case with our land leasing operations. However, Seamap can experience significant fluctuations in its business. The timing of deliveries and sales is often dependent upon the availability of the customer’s vessel for delivery and installation of the equipment. Given the relatively large size of some orders, this can result in significant variations from period to period.

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

In the first nine months of fiscal 2013, leasing revenues have declined as compared to the same period of fiscal 2012, despite significant improvements in Canadian land rentals and marine rentals. We have experienced lower activity levels in certain other areas. Leasing activity in South America has been lower year to date in fiscal 2013 as compared to fiscal 2012. Weather difficulties, permitting issues and other project delays have all contributed to this decline. Recently, we have seen increased activity in South America as a few projects have commenced and our bid activity has improved. We anticipate a sequential improvement in South America over the next two fiscal quarters. Activity in Europe has also been lower during the first nine months of fiscal 2013 as compared to the same period in fiscal 2012. Political changes, fiscal issues and environmental concerns have, we believe, caused a delay in many energy projects in Eastern Europe, particularly non-conventional natural gas projects. Leasing revenues in the United States in the first nine months of fiscal 2013 declined from the first nine months of fiscal 2012, due to an overall slow-down in exploration activity in the United States. This slow-down has contributed to lower leasing revenues from our downhole seismic tools in fiscal 2013 as compared to fiscal 2012. We believe this slow-down is temporary based on our recent bid activity and backlog information reported by certain seismic contractors.

We have received a number of inquiries and requests from customers in Canada and Russia regarding equipment for the upcoming winter seasons. Based on these inquiries, we expect strong leasing revenues in these areas, which we believe will positively impact our financial results for the fourth quarter of fiscal 2013 and first quarter of fiscal 2014. Based upon these inquiries, we have repositioned certain equipment into these markets, including some equipment that was previously deployed in South America. Additionally, we have placed orders for additional equipment that will be deployed in Canada, the United States and South America. We expect that a significant portion of that equipment will be delivered and utilized in the fourth quarter of fiscal 2013.

The majority of activity in the United States is taking place within various so called “shale plays,” which tend to be primarily natural gas reservoirs. Natural gas prices in North America have been depressed and some exploration companies have curtailed activity within these areas. If North American natural gas prices remain at or near recent levels, we could experience a decline in demand for our services in North America. In other parts of the world, such as Europe, natural gas prices are significantly higher than in North America. We believe that this may drive increased exploration around possible shale plays in other parts of the world, such as Eastern Europe, although we have not yet experienced a significant increase in demand for our services in this area. Environmental concerns and political and economic uncertainties may negatively impact the demand for our services in those areas.

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

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $170 million in equipment purchases during the five years ended January 31, 2012. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. In the nine months ended October 31, 2012, we added approximately $26.5 million of equipment to our lease pool. However, a significant portion of this equipment has not yet been deployed and therefore has not contributed to our revenues during the first nine months of fiscal 2013. In the nine months ended October 31, 2011, we added about $56.2 million of new lease pool equipment. Additions to our lease pool during all of fiscal 2012 amounted to approximately $68.8 million.

In November 2012 we entered into equipment purchase agreements with Sercel related to its DSU3 three-component digital recording system and Unite cable-free recording system. These agreements are comparable to a series of prior agreements we have had with Sercel. Under the terms of the agreements, we are the exclusive third party provider of short-term leases for these two products throughout the world, except for China and the Commonwealth of Independent States. We have agreed to purchase minimum quantities of these products throughout the term of the agreements, which is through September 30, 2014, in the case of Unite, and December 31, 2013, in the case of DSU3.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2012 and 2011, revenues from international customers totaled approximately $15.0 million and $19.9 million, respectively. These amounts represent 81% and 71% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

Revenues for the three months ended October 31, 2012 and 2011 were approximately $18.6 million and $28.0 million, respectively. The decrease was due primarily to decreased leasing revenues and Seamap sales. Revenues for the nine months ended October 31, 2012 and 2011 were approximately $76.3 million and $75.8 million, respectively. The decrease in leasing revenues in the three-month period reflects the changes in land leasing activity within the seismic industry as discussed above. For the three months ended October 31, 2012, we generated operating loss of approximately $1.9 million and in the nine months ended October 31, 2012 we generated operating income of approximately $11.1 million. This compares to operating income approximately $8.4 million and $20.0 million, respectively, for the three and nine months ended October 31, 2011. The decrease in operating profit in the three months ended October 31, 2012 as compared to the same period a year ago was due primarily to decreased leasing revenues and higher depreciation costs. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$11,062	$17,411	$42,952	$46,458
Lease pool equipment sales	1,873	2,442	7,409	3,103
New seismic equipment sales	181	611	619	1,013
SAP equipment sales	962	1,358	3,003	4,145

	14,078	21,822	53,983	54,719
Cost of sales:
Direct costs-equipment leasing	1,664	2,365	6,546	6,348
Lease pool depreciation	8,314	7,404	25,276	20,217
Cost of lease pool equipment sales	1,341	519	3,752	723
Cost of new seismic equipment sales	111	336	358	559
Cost of SAP equipment sales	747	1,012	2,261	3,125

	12,177	11,636	38,193	30,972

Gross profit	$1,901	$10,186	$15,790	$23,747

Gross profit %	14%	47%	29%	43%

Equipment leasing revenues decreased approximately 36% in the third quarter of fiscal 2013 from the third quarter of fiscal 2012 due primarily to declines in land leasing the United States, and Europe, and a decline in downhole leasing. These declines were partially offset by higher leasing revenues from our marine leasing business. As discussed above, we have recently experienced a decline in leasing activity in the United States due to what we believe to be a temporary slow-down in exploration activity in that region. We believe that this has also contributed to the decline in our downhole leasing activity, as the majority of that business has historically been conducted in the United Sates. The decline in leasing revenues in Europe in the third quarter of fiscal 2013 compared to the same period last year is attributable in large part, we believe, to the environmental, economic and political issues discussed above. For the nine months ended October 31, 2012, leasing revenues were approximately 8% lower than in the nine months ended October 31, 2011. In addition to the factors impacting the third quarter comparison, lower leasing activity in South America during the nine month period of fiscal 2013 contributed to the decline. Leasing activity in South America, particularly Colombia, has been negatively impacted in the first nine months of fiscal 2013 due to project delays arising from weather and permitting difficulties. Higher activity in Canada land leasing and increased marine leasing activity partially offset the declines in both the three and nine month periods ended October 31, 2012.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. In the nine months ended October 31, 2012, we took advantage of opportunities to sell certain older equipment including approximately 7,000 land channels and other ancillary equipment. The gross profit from sales of lease pool equipment for the three months ended October 31, 2012 and 2011 was approximately $532,000 and $1.9 million, respectively. The gross profit from sales of lease pool equipment for the nine months ended October 31, 2012 and 2011 was approximately $3.7 million and $2.4 million, respectively.

Periodically, we sell new seismic equipment that we acquire from others. On occasion, these sales may be structured with a significant down payment and the balance financed over a period of time at a market rate of interest. These sales are also difficult to predict and do not follow any seasonal patterns. Also, we regularly sell heli-picker equipment that we produce. The gross profit from sales of new seismic equipment for the three months ended October 31, 2012 and 2011 was approximately $70,000 and $275,000, respectively. For the nine months ended October 31, 2012 and 2011, the gross profit from the sale of new equipment was approximately $261,000 and $454,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended October 31, 2012, SAP generated gross profit of approximately $215,000 from these transactions as compared to approximately $346,000 in the fiscal quarter ended October 31, 2011. For the nine months ended October 31, 2012 and 2011, the gross profit from the sale of new hydrographic and oceanographic equipment was approximately $742,000 and $1.0 million, respectively. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which are often times governmental agencies in the Pacific Rim.

Direct costs related to equipment leasing were approximately 15% and 14% of leasing revenues in the three months ended October 31, 2012 and 2011, respectively. In the nine months ended October 31, 2012 and 2011, the percentage of direct costs to leasing revenues was approximately 15% and 14%, respectively. The increase in the percentages in the fiscal 2013 periods reflects costs to reposition certain equipment into different geographic markets and the cost to sub-lease certain equipment, as well as higher transportation and importation costs.

For the three months ended October 31, 2012, lease pool depreciation increased approximately 15% over the three months ended October 31, 2011. For the nine months ended October 31, 2012 lease pool depreciation increased approximately 25% over the nine months ended October 31, 2011. The increases in lease pool depreciation resulted from the additions we made to our lease pool in fiscal 2012. When new lease pool equipment is placed in service (first deployed on a rental contract) we begin to depreciate that equipment on a straight-line basis over estimated depreciable lives ranging from three to seven years. Therefore, in periods of lower equipment utilization, we experience depreciation expense that is disproportionate to our equipment leasing revenues. In April 2012, we purchased approximately $15.0 million of used lease pool equipment. Because the equipment was used, we immediately began to depreciate this equipment. A significant portion of this equipment has not been deployed on a contract, although we expect to deploy the equipment in the fourth quarter of fiscal 2013.

Overall, our Equipment Leasing segment generated gross profit of approximately $1.9 million in the third quarter of fiscal 2013 and $15.8 million in the first nine months of fiscal 2013, as compared to approximately $10.2 million in the third quarter of fiscal 2012 and $23.7 million in the first nine months of fiscal 2012. The decrease in gross profit in the fiscal 2013 periods results primarily from decreased leasing revenue and increased lease pool depreciation.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Equipment sales	$4,839	$6,743	$23,134	$22,009
Cost of equipment sales	2,052	2,485	10,065	9,041

Gross profit	$2,787	$4,258	$13,069	$12,968

Gross profit %	58%	63%	56%	59%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2012, Seamap did not ship any major system, as all revenues related to the sale of other products and spare parts as well as support, training and repair services. In the three months ended October 31, 2011, Seamap shipped one GunLink 4000 system and no BuoyLink systems. For the nine months ended October 31, 2012, Seamap shipped three GunLink 4000 systems and three BuoyLink systems. During the nine months ended October 31, 2011, Seamap shipped four GunLink 4000 systems and four BuoyLink systems. Revenue in both periods also includes the sale of certain other equipment, such as streamer weight collars, and providing on-going support and repair services, as well as spare parts sales. Changes in product prices did not contribute materially to the difference in sales between the periods.

The gross profit margin from the sale of Seamap equipment for the three and nine months ended October 31, 2012 was comparable to that for the three and nine months ended October 31, 2011.

Operating Expenses

General and administrative expenses for the three months ended October 31, 2012 were approximately $5.9 million, compared to approximately $5.0 million for the three months ended October 31, 2011. For the nine months ended October 31, 2012, general and administrative expenses were approximately $16.9 million compared to approximately $15.4 million in the nine months ended October 31, 2011. The increases in the fiscal 2013 periods reflect the cost of our expanded operations in Colombia, Singapore and Hungary. Specific areas of increased costs include personnel costs, facilities costs, professional fees and insurance costs. Included in general and administrative expenses for the three and nine months ended October 31, 2012 is stock based compensation expense of approximately $259,000 and $1.3 million, respectively. For the three and nine months ended October 31, 2011, stock based compensation expense was approximately $196,000 and $1.1 million, respectively.

In the three months ended October 31, 2011, we recorded a provision for doubtful accounts receivable of approximately $679,000. In the nine months ended October 31, 2012, we had recoveries of accounts receivable previously considered uncollectable totaling approximately $443,000.

Other Income (Expense)

Net interest income for the three months ended October 31, 2012 amounted to approximately $79,000, consisting of interest expense of approximately $121,000, which was offset by interest income of approximately $198,000. Net interest expense for the three months ended October 31, 2011 amounted to approximately $25,000, consisting of interest expense of approximately $92,000, which was offset by interest income of approximately $67,000. For the nine months ended October 31, 2012, net interest expense amounted to approximately $22,000, and consisted of interest expense of approximately $447,000 and interest income of approximately $425,000. For the nine months ended October 31, 2011, net interest expense amounted to approximately $295,000, and consisted of interest expense of approximately $595,000 and interest income of approximately $300,000. Interest income is derived from the temporary investment of cash balances and from finance charges related to equipment sales transactions with deferred payment provisions and note receivable. Interest expense relates primarily to borrowings under our revolving credit facility.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These subsidiaries have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gains or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. During the three and nine months ended October 31, 2012 our subsidiaries in Canada, the United Kingdom and Singapore held significant net assets that were denominated in U.S. dollars. During these periods the U.S. dollar strengthened against the Canadian dollar, the pound sterling and the Singapore dollar, resulting in foreign exchange losses for each of these subsidiaries. Accordingly, in the three and nine months ended October 31, 2012, we recorded foreign exchange losses of approximately $395,000 and $1.0 million, respectively. In the three months ended October 31, 2011, we recorded a foreign exchange gain of approximately $680,000.

Provision for Income Taxes

Our tax provision for the three months ended October 31, 2012 was a benefit of approximately $1.0 million, which is an effective tax rate of approximately 44%. For the three months ended October 31, 2011, our tax provision was approximately $2.3 million, which is an effective tax rate of approximately 25%. For the nine months ended October 31, 2012, our tax provision was a benefit of approximately $3.5 million. A significant portion of this benefit arose from the effect of the settlement with the Canadian Revenue Authority and the Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of our Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. Due to the settlement, we have recognized the benefit of certain tax positions and have reversed previous estimates of potential penalties and interest. The total benefit arising from the settlement and related matters amounts to approximately $5.3 million. Without the benefit discussed above, our tax provision for the nine months ended October 31, 2012 would have been approximately $1.8 million, or an effective rate of approximately 18%, which is our estimated effective tax rate for all of fiscal 2013. For the nine months ended October 31, 2011, our tax provision was approximately $5.5 million, which is an effective rate of approximately 28%. Our effective tax rate is less than the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions. The reduction in effective rates in the fiscal 2013 periods reflects our decision to permanently reinvest certain earnings of our foreign subsidiaries outside of the United States, and therefore no United States taxes are provided for these earnings at the United States rate.

Liquidity and Capital Resources

As of October 31, 2012, we had working capital of approximately $56.2 million, including cash and cash equivalents and restricted cash of approximately $24.1 million, as compared to working capital of approximately $41.3 million, including cash and cash equivalents and restricted cash of approximately $15.4 million, at January 31, 2012. The increase in working capital resulted primarily from net income generated in the first nine months of fiscal 2013.

Net cash provided by operating activities was approximately $36.1 million in the first nine months of fiscal 2013 as compared to approximately $28.4 million in the first nine months in fiscal 2012. This increase resulted primarily from the increase in net income, collection of accounts receivable and the effect of higher non-cash depreciation expenses in the fiscal 2013 period.

Net cash flows used in investing activities for the nine months ended October 31, 2012 included purchases of seismic equipment held for lease totaling approximately $35.5 million, as compared to approximately $41.0 million in the nine months ended October 31, 2011. There was approximately $835,000 in accounts payable at October 31, 2012 related to lease pool purchases. At January 31, 2012, there was approximately $9.9 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $26.5 million in the first nine months of fiscal 2013, as compared to approximately $56.2 million in the first nine months of fiscal 2012. As of October 31 2012, we had commitments for the purchase of lease pool equipment totaling approximately $3.8 million. Subsequent to October 31, 2012, we have issued purchase orders for lease pool equipment totaling approximately $5.6 million and we expect to make additional purchases of lease pool equipment in fiscal 2013. We expect additions to our lease pool for all of fiscal 2013 to total between $35 million and $40 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.

In the first nine months of fiscal 2013, proceeds from the sale of lease pool equipment totaled approximately $7.4 million, compared to approximately $3.1 million in the first nine months of fiscal 2012. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Net cash provided by financing activities was approximately $74,000 in the first nine months of fiscal 2013 compared to approximately $11.8 million in the first nine months of fiscal 2012. During the nine months ended October 31, 2012, we had net borrowings of approximately $650,000 on our revolving credit facility. During this period, we also made installment payments of approximately $750,000 related to the notes given to the sellers of AES, installment payments of approximately $638,000 pursuant to a promissory note issued in October 2010 related to the purchase of certain equipment and payments of approximately $140,000 on other obligations. During the nine months ended October 31, 2011, our net repayments on our revolving credit facility were approximately $17.7 million, and installment payments related to the AES notes and the equipment purchase notes totaled approximately $2.6 million. The payments on our revolving credit facility during the nine months ended October 31, 2011 were funded from the proceeds of our common stock offering which was completed in June 2011. Net proceeds from this offering were approximately $31.0 million. During the nine months ended October 31, 2012, we received approximately $331,000 upon the exercise of stock options as compared to approximately $788,000 during the nine months ended October 31, 2011.

In August 2012, we amended our revolving credit facility with First Victoria Bank (the “Bank”) as follows:

•	Increased the amount available for borrowing to $50 million, from $35 million, subject to a borrowing base;

•	Extended the maturity of the facility to August 31, 2015;

•	Set the interest rate at the prime rate, subject to a floor of 3.25%, which was the prime rate as of August 31, 2012 (the previous rate was the prime rate plus 0.50% with no floor);

•	Increased the amount of available borrowings which can be used to secure letters of credit to $10.0 million from $7.0 million;

•	Increased the limitation on other allowed debt to $10.0 million, from $1.0 million; and

•	Allows the guaranty of subsidiary debt of up to $5.0 million without the prior consent of the Bank.

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base as of October 31, 2012, we believe $50.0 million of borrowings under the amended facility are available to us as of that date, less any outstanding amounts as described below. As of December 4, 2012, we had approximately $13.5 million outstanding under the facility and $3.0 million of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $33.5 million was available for borrowing under the facility as of that date. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly.

The revolving credit facility contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce EBITDA of not less than $2.0 million. As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2012:

Description of Financial Covenant	Required Amount	Actual as of October 31, 2012 or for the period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.08:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	8.22:1.0

Quarterly EBITDA	Not less than $2.0 million	$6.4 million

Under the terms of the revolving credit facility, we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make 48 equal monthly payments to amortize those notes. As of October 31, 2012, there was approximately $13.2 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $275,000. We would also be required to make monthly interest payments on the remaining principal balance at the then prime rate, 3.25% at October 31, 2012. Our average borrowing levels under our revolving credit facility were approximately $14.1 million and $12.7 million for the nine months ended October 31, 2012 and 2011, respectively.

We have entered into equipment purchase agreements with Sercel whereby we have agreed to purchase minimum quantities of certain products throughout the terms of the agreements. We estimate the total value of this equipment to be approximately $22.0 million, of which we have currently placed orders for totaling approximately $9.4 million.

We believe that the working capital requirements, contractual obligations and expected capital expenditures discussed above, as well as our other liquidity needs for the next twelve months, can be met from cash on hand, cash flows provided by operations and from amounts available under our revolving credit facility discussed above. However, we may seek other sources of capital, such as debt or equity financing, in order to fund additional purchases of lease pool equipment and our continued global expansion. In April 2012, we filed with the SEC a shelf registration statement, pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof.

As of October 31, 2012, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $24.0 million. These funds may generally be transferred to our accounts in the United States without restriction; however, we have determined that the undistributed earnings of our foreign subsidiaries have been permanently reinvested outside of the United States and, therefore, we do not anticipate repatriating these funds to the United States. If we were to transfer these undistributed earnings to the United States, we would likely incur additional income taxes in the United States which are not currently reflected in our consolidated financial statements. In addition, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. As of October 31, 2012 net inter-company indebtedness of our foreign subsidiaries to the parent company amounted to approximately $9,300,000. These amounts can generally be transferred to the United States without the adverse tax consequences discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2012, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $8.8 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $880,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble, Colombian peso, the euro and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 73% of our net assets as of October 31, 2012 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of October 31, 2012, there was approximately $13.2 million outstanding under our revolving credit facility. This facility contains a floating interest rate based on the prime rate, which was 3.25% as of October 31, 2012. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $135,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under this facility, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: December 5, 2012	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1	(i)

10.1†	Equipment Purchase Agreement dated November 6, 2012 between Mitcham Industries, Inc. and Sercel S.A.

10.2†	Equipment Purchase Agreement dated November 6, 2012 between Mitcham Industries, Inc. and Sercel Inc.

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†*	XBRL Instance Document

101.SCH†*	XBRL Taxonomy Extension Schema Document

101.CAL†*	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.