Form 10-K
period 2013-01-31
MITCHAM INDUSTRIES INC
filed 2013-04-04
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $212,194,736 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2013
Common Stock, $0.01 par value per share	12,837,569 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2013 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Equipment Leasing segment is engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, our wholly-owned subsidiaries and our branches in Colombia and Peru. We also sell new and used seismic equipment from time to time. The subsidiaries that conduct our leasing business are Mitcham Canada ULC (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Mitcham Europe Ltd. (“MEL”) and Mitcham Marine Leasing Pte Ltd. (“MML”). MEL and MML were formed in the year ended January 31, 2012 (“fiscal 2012”). Accordingly, the first full year of operations for those subsidiaries was the year ended January 31, 2013 (“fiscal 2013”). In March 2010, we acquired Absolute Equipment Solutions, Inc. (“AES”), a company located in Calgary, Alberta, Canada, which produced, leased and sold “heli-pickers” and related equipment. This equipment is utilized by seismic contractors and helicopter operators to more efficiently and safely deploy and retrieve seismic equipment in the field. Effective February 1, 2012, the operations of AES were merged into those of MCL. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about the acquisition of AES. SAP also leases and sells oceanographic and hydrographic equipment, primarily in the Pacific Rim.

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

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”). However, we also purchase equipment from a number of other equipment manufacturers, including ION Geophysical Corporation (“ION”), Geospace Technologies Corporation (“Geospace”) and INOVA Geophysical Equipment Limited, an affiliate of ION. At January 31, 2013, approximately 52% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones, energy source controllers and other peripheral equipment.

For the past several years, we have had a series of supply and exclusive lease referral agreements with Sercel, which we believe have provided us with certain competitive advantages, primarily due to preferential pricing arrangements under the agreements. Under these agreements, we have been the exclusive worldwide short-term leasing representative for certain products. See “– Key Supplier Agreements – The Sercel Lease Agreement” for further information about this agreement.

We lease our equipment on a short-term basis, generally for two to six months, to seismic contractors who need equipment for a particular seismic survey. Certain equipment that is used in vertical seismic profiling, or “downhole” operations, is generally leased to oil field service companies and generally for shorter periods, ranging from a few days to two weeks. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (i) the highly variable size and technological demands of individual seismic surveys, (ii) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (iii) the term of the lease and (iv) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.

SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to companies in the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. MII and MCL also sell a broad range of used seismic equipment on a worldwide basis. Due to the acquisition of AES, MCL owns certain patent rights related to, and produces, leases and sells, “heli-pickers” and related equipment to the seismic industry. We believe that we are the leading provider of this equipment to the seismic industry.

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

Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. A complete digital seismic data acquisition system generally consists of (i) a central electronics unit that records and stores digital data (“CEU”), (ii) seismic recording channel boxes that convert analog signals to a digital fomat (“channels”), (iii) geophones, or seismic sensors, (iv) energy sources including dynamite, air guns or earth vibrators that create the necessary acoustic wave to be recorded, (v) cables that transmit digital seismic data from the channels to the CEU, in the case of cabled systems, (vi) geographic survey equipment, (vii) drilling equipment used in the seismic survey and (viii) other peripheral, or accessory, equipment.

In certain applications, specialized seismic recording devices are deployed vertically within a well bore. Multiple recording channels, or “levels,” are generally deployed within a given well and are referred to as “downhole” or “VSP” (vertical seismic profiling) tools. These applications are used to provide additional data points in a traditional seismic survey, to monitor and analyze reservoir properties, and to monitor and analyze fluid treatment operations, as well as a variety of other uses.

In seismic data acquisition, an acoustic wave is generated at or below the earth’s surface through the discharge of compressed air, the detonation of small explosive charges or the use of large mechanical vibrators. As the acoustic wave travels through the earth, it is partially reflected by the underlying rock layers and the reflected energy is captured by sensors, such as geophones, which are situated at intervals along paths from the point of acoustical impulse. The resulting signals are then transmitted to the channels, which convert the signals from analog to digital format and transmit this data via cable to the CEU. In the case of wireless recording systems, the data is extracted from the recording channels via a wireless network or the channels are collected and taken to a central location for data extraction. The CEU stores the seismic data on magnetic tape, disk or other recording media for processing. The digital data is then input into a specialized seismic processing system that uses sophisticated computer software programs to enhance the recorded signal and produce an image of the subsurface strata. By interpreting seismic data, oil and gas exploration companies create detailed maps of exploration prospects and oil and gas reservoirs.

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

Our land equipment lease pool includes a total of approximately 231,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), geophones and cables, and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 15 kilometers of streamers (recording channels that are towed behind a vessel), air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 300 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool also includes energy source controllers and RGPS tracking systems that are manufactured by our Seamap segment.

Our equipment leases generally have terms of two to six months, a few days to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and will provide replacement equipment, as necessary. In addition, we provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages other than normal wear and tear and replacing destroyed or lost equipment under the terms of our standard lease agreements. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. It is our general practice to lease our seismic equipment on a monthly basis or on a daily rate depending on the circumstances.

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

We maintain facilities for the inspection, testing and repair of land seismic equipment in Huntsville, Texas; Calgary, Alberta; Ufa, Bashkortostan, Russia; Bogota, Colombia; Budapest, Hungary; Brisbane, Australia and Singapore. We maintain marine equipment inspection, testing and repair facilities in Huntsville, Texas and Singapore. We believe that this broad network of support facilities helps us effectively utilize our equipment and reduce costs associated with these operations.

Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $11.4 million, $6.5 million and $2.5 million in each of the three fiscal years ended January 31, 2013, 2012 and 2011, respectively. We typically do not seek to sell our lease pool equipment on a regular basis. However, we will evaluate any opportunities for the sale of equipment from our lease pool, and based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material. Under the terms of our lease agreements, customers are responsible for lost or destroyed equipment. Charges for such lost equipment are at prices specified in the particular lease agreement and are reflected as lease pool equipment sales in the accompanying financial statements.

Other Equipment Sales. The “Other equipment sales” included in our Equipment Leasing segment fall into three broad categories:

•

Sales of new seismic equipment. On occasion, we will sell new seismic equipment in response to a specific demand from a customer. These sales are made in cooperation with our suppliers of lease pool equipment and often contain a financing arrangement.

•

Sale of “heli-pickers” and related equipment. We sell a variety of equipment and supplies utilized in the deployment and retrieval of seismic equipment by helicopter, some of which we produce. This equipment is the subject of certain patent rights that we acquired in connection with AES.

•

Sales of hydrographic and oceanographic equipment. SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines.

Seamap Equipment Sales. Seamap designs, manufactures and sells a broad range of proprietary products for the marine seismic industry. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise control of energy sources, and (ii) the BuoyLink RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. Seamap’s design operations are located in the United Kingdom and in Singapore and its manufacturing facilities are located in Singapore.

Key Supplier Agreements

The Sercel Equipment Agreement

We have had a series of supply agreements with Sercel since 1996, the most recent of which were entered into in November 2012 when we signed two equipment purchase agreements (the “Equipment Agreements”). Under the Equipment Agreements, we are, with some exceptions, the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL three component digital sensors and for Sercel’s Unite cable-free recording system.

Under the Equipment Agreements, we agree not to offer financing leases or leases with terms greater than one year related to the Exclusive Products (as defined in the agreement) without Sercel’s prior consent. Sercel agrees to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory (as defined in the agreement) to us and to not recommend any competitor of ours as a source of such rentals. Sercel and we agreed to cooperate in the promotion and marketing of the Exclusive Products. We also agree to purchase minimum amounts of certain types of equipment over a period of time and Sercel grants us specified pricing for those products.

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

Seamap obtains certain ongoing support services from the former owners of Tanglesolve Instrumentation, Ltd., which Seamap acquired in December 2007. These services have been provided pursuant to the terms of a Consulting Agreement among the parties. The initial term of the agreement expired on December 31, 2009 and was extended by mutual consent through December 31, 2011. Subsequent to December 31, 2011, the parties have continued to operate under the terms of the agreement and a series of supplemental agreements.

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2013, we had approximately 36 lease customers with 65 active leases of various lengths, but all for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2013, our Seamap segment had a backlog of orders amounting to approximately $2.2 million, compared to $13.6 million as of January 31, 2012. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2014.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2013	2012	2011
United States	$23,368	$26,158	$11,659

United Kingdom / Europe	27,174	21,403	16,765
Canada	13,744	13,243	5,294
Latin America (1)	15,575	17,786	8,042
Asia/South Pacific	14,173	17,810	15,444
Eurasia (2)	4,052	3,528	10,812
Other (3)	6,599	12,906	3,347

Total Non-United States	81,317	86,676	59,704

Total	$104,685	$112,834	$71,363

(1)	Includes Brazil, Colombia and Peru
(2)	Comprised of the Russian Federation and the CIS
(3)	Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2013	2012	2011
United States	$40,908	$65,922	$56,206

Canada	22,639	23,856	11,544
Australia	7,973	2,553	3,443
Russia	3,708	2,323	3,009
Latin America	23,109	21,963	4,384
Singapore	9,433	3,352	354
United Kingdom	329	232	155
Europe	11,509	176	—

Total Non-United States	78,700	54,455	22,889

Total	$119,608	$120,377	$79,095

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

One customer, Compagne Generale de Geophysique (“CGV”), accounted for approximately 23%, 17% and 19% of our consolidated revenues in fiscal 2013, fiscal 2012 and the year ended January 31, 2011 (“fiscal 2011”), respectively. The loss of this customer could have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A – “Risk Factors.”

Competition

Our major competitors include the seismic equipment manufacturers who sell equipment on financed terms or offer leases with purchase options and seismic contractors who might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as we do. We compete for seismic equipment leases on the basis of (i) price, (ii) delivery terms, (iii) availability of desired equipment and (iv) location of equipment. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Some of these competitors may have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel. However, we also acquire lease pool equipment from a number of other suppliers including ION and Geospace. Management believes that our current relationships with our suppliers are satisfactory and that we will be able to make satisfactory alternative agreements in the event of interruption of supply. For fiscal 2013, 2012 and 2011, approximately 32%, 44% and 35%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A – “Risk Factors.”

Employees

As of January 31, 2013, we employed approximately 184 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to worker safety and health, protection of the environment and the manner in which chemicals and materials used in our manufacturing processes are handled and wastes generated from such operations are disposed. We have established and implemented proactive environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may require the acquisition of permits for regulated activities, specific safety and health criteria addressing worker protection, capital expenditures to limit or prevent emissions and discharges, and more stringent precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigating or remedial obligations, and the issuance of injunctive relief. Spills or releases of chemicals, other regulated materials and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals, other regulated materials and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate change that have the effect of lowering the demand for carbon-based fuels or with regard to hydraulic fracturing that have the effect of decreasing the performance of oil or natural gas exploration or production activities by energy companies could have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, may delay or decrease the pace of exploration or production activities, which may have a material adverse effect on our business. We are also subject to federal and state occupational safety and health laws whose purpose is to protect the health and safety of workers and whose implementing regulations and standards obligate us to organize and/or disclose information about hazardous materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend of compliance and avoidance of material costs or other liabilities will continue in the future. For additional information regarding the risk associated with environmental matters, see Item 1A – “Risk Factors.”

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

Factors affecting the prices of oil and natural gas include, among other things:

•	the level of supply and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	worldwide political, military and economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•

government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources; and

•	weather conditions, including large-scale weather events such as hurricanes that impact oil and gas operations over a wide area or impact prices.

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

Projects awarded to and scheduled by our customers can be delayed or cancelled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	delays in obtaining land access rights;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues of oil and gas companies; and

•	delays in payments to our customers from their oil and gas company clients.

A limited number of customers account for a significant portion of our revenues, and the loss of one of these customers could harm our results of operations.

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2013, 2012 and 2011, CGV, our single largest customer, accounted for approximately 23%, 17% and 19%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 47% of our consolidated revenues in fiscal 2013. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

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

As of January 31, 2013, we had approximately $28.6 million of customer accounts and contracts receivable, of which approximately $10.2 million was over 90 days past due. For fiscal 2012 and 2011 we had net charges of approximately $0.6 million and $1.8 million, respectively, to our provision for doubtful accounts. In fiscal 2013 we experienced recoveries of amounts previously considered uncollectable. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

Due to the international scope of our business activities, our results of operations may be significantly affected by currency fluctuations.

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

We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks.

We conduct operations on a global scale. For fiscal 2013, 2012 and 2011 approximately 78%, 76% and 84%, respectively, of our revenues were attributable to operations in foreign countries.

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

•	terrorist attacks, including kidnappings of our personnel;

•	political and economic uncertainties in certain countries which cause delays or cancellation of oil and gas exploration projects; and

•	environmental concerns and regulations in some countries.

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

We have historically funded our working capital requirements with cash generated from operations, cash reserves, issuance of common stock and short-term borrowings from commercial banks. Our working capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile. This was evident during the global financial crisis that arose in 2008. Furthermore, due to the historically cyclical nature of the energy business in general, and the seismic industry in particular, capital for businesses in this industry can be even more difficult and expensive to obtain.

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

Recently, seismic equipment manufacturers have introduced wireless, or cable-free, recording systems. Many seismic contractors believe that wireless recording systems offer significant operational advantages over traditional cable-based systems, particularly in certain environments. Some seismic contractors have made significant investment in wireless technology and have replaced much of their cable-based equipment. Should other contractors take this approach, it could accelerate the obsolescence of much of our lease pool of equipment. As of January 31, 2013 we have approximately 231,000 channels of ground recording equipment in our lease pool, of which approximately 27,000 channels are wireless, or cable-free, systems, manufactured by Sercel and Geospace.

Historically, there have been three major seismic equipment suppliers, Sercel, Inova and Geospace. Each of these companies currently offer wireless recording systems. However, we believe that at least five other companies are currently offering or developing similar products. Should one of the competing systems gain wide-spread acceptance among seismic contractors, it could have a material adverse effect on the demand for our current lease pool of equipment. There can be no assurance that we would be able to acquire the types of equipment that would then be in demand by our customers, which could have a material adverse effect on our financial position and results of operations.

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

We have several competitors engaged in seismic equipment leasing and sales, including seismic equipment manufacturers and data acquisition contractors that use seismic equipment, many of which have substantially greater financial resources than our own. There are also several smaller competitors that, in the aggregate, generate significant revenues from the lease and sale of seismic survey equipment. Pressures from existing or new competitors could adversely affect our business operations.

We rely on a small number of suppliers and disruption in vendor supplies could adversely affect our results of operations.

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations. The majority of our lease pool equipment is produced by Sercel and has been acquired by us pursuant to a series of agreements, see Item 1 – “Business – Key Supplier Agreements.” For fiscal 2013, 2012 and 2011, approximately 32%, 44% and 35%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. If we are not able to continue our past relationship with Sercel we may not be able to acquire equipment under terms as favorable as in the past, which could adversely affect our future results of operations.

Equipment in our lease pool may be subject to the intellectual property claims of others that could adversely affect our ability to generate revenue from the lease of the equipment.

Certain of the equipment in our lease pool is proprietary to us. The equipment we acquired with the acquisition of AES, see Item 1 – “Business,” includes heli-pickers and associated equipment that is manufactured by AES and is subject to various patents, see Item 1 – “Business – Intellectual Property.” We also have some equipment in our lease pool that is manufactured by our Seamap segment, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

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

In February 2011, ION obtained a judgment against Sercel as a result of a patent infringement suit. In February 2012 this judgment was affirmed by the appellate court. One aspect of the judgment restricts the importation and use of certain seismic equipment in the United States, including Sercel’s 428XL DSU3 products. We currently own a significant amount of this equipment and may purchase additional amounts from Sercel or others in the future. We believe that a significant portion of this equipment that we currently own is not subject to any restrictions as to use in the United States. However, if we are unable to import into or use in the United States any portion of this equipment our financial condition and results of operations could be adversely affected and we may not be able to compete for certain projects located in the United States. In addition, the administrative and operational effort required to ensure that no restricted equipment is brought into the United States may cause our costs to increase.

In August 2012, ION was found guilty of patent infringement in a suit brought against it by WesternGeco L.L.C. The matters at issue in this case involve certain technology used to steer marine streamers and certain products manufactured and sold by ION. We own at least one of these products in our lease pool. It is our understanding that this verdict, if upheld upon any appeal, could negatively impact the ability of our customers to utilize the technology at issue and therefore could have an adverse effect on the demand for the related products in our lease pool.

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

We are subject to stringent governmental laws and regulations relating to worker safety and health, protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of investigatory remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities, install and maintain costly equipment and pollution control technologies, conduct remediation of contaminated soils and groundwater, implement specific health and safety criteria for worker protection, or undertake measures to prevent future contamination or incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses, in addition to possibly decreasing the performance of exploration or production activities by energy companies, which could have a material adverse effect on our business.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act that establish Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. This stationary source rule “tailors” these permitting programs to apply to certain stationary sources in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that will be established by the states or, in some instances, by the EPA on a case-by-case basis. In addition the EPA has adopted regulations requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities on an annual basis. While the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from oil and gas exploration and production activities could have an adverse effect on the demand for our seismic equipment and associated services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could adversely affect or delay our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in additional operating restrictions or delays and adversely affect our business.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into targeted surface formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations pursuant to the Federal Safe Drinking Water Act (“SDWA”). In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services. In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results made available on December 21, 2012 and final results expected to be available by 2014, and has further announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms, which could have an adverse effect on the demand for our seismic equipment and associated services.

More comprehensive and stringent regulation in the U.S. Gulf of Mexico in the aftermath of the Macondo well oil spill may result in increased costs and delays in offshore oil and natural gas exploration and production operations, which could adversely affect our financial position, results of operations and cash flows.

Following an April 30, 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deep water in the U.S. Gulf of Mexico, there have been a series of regulatory initiatives developed and implemented at the federal level to address the direct impact of the incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2012, the federal government, acting through the U.S. Department of the Interior (“DOI”) and its implementing agencies that have since evolved into the present day Bureau of Ocean Energy Management (“BOEM”) and Bureau of Safety and Environmental Enforcement (“BSEE”), have issued a variety of regulations and Notices to Lessees and Operators (“NTLs”) intended to impose additional safety, permitting and certification requirements applicable to exploration, development and production activities in the U.S. Gulf of Mexico. These regulatory initiatives effectively slowed down the pace of drilling and production operations in the U.S. Gulf of Mexico as adjustments were being made in operating procedures, certification requirements and lead times for inspections, drilling applications and permits, and exploration and production plan reviews, and as the federal agencies evolved into their present day bureaus.

Under the DOI’s current organizational format, the BOEM administers offshore leasing, resource evaluation, oil and natural gas exploration and production plan reviews, renewable energy development, National Environmental Policy Act analyses, and environmental studies whereas the BSEE manages responsibility for the safety and enforcement functions imposed on offshore oil and natural gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and compliance programing and training. Offshore oil and natural gas exploration and production operators are now required to comply with this more comprehensive and stringent array of legal requirements as conditions to initiating and/or continuing offshore activities in the U.S. Gulf of Mexico, compliance with which has made it more difficult and costly in proceeding with those activities and more prone to potential delays, whether due to permit delays, the aggregate effect of more regulation, the need for new or retrofitted equipment or processes or qualified personnel, or otherwise.

In addition to the array of new or revised safety, permitting and certification requirements developed and implemented by the DOI in the past few years, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production such as, for example, a proposal to significantly increase the minimum financial responsibility demonstration required under the Oil Pollution Act (“OPA”). To the extent that the existing regulatory initiatives implemented and pursued over the past few years or any future restrictions, whether through legislative or regulatory means or increased or broadened enforcement programs, lead to an increase in the cost of operations in offshore waters or foster uncertainties or delays in offshore oil and natural gas exploration, production or development activities, then such conditions may have a material adverse effect on our financial condition, cash flows and results of operations.

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

Energy and energy service company stock prices, including our stock price, have been volatile from time to time. Stock price volatility could adversely affect our business operations by, among other things, impeding our ability to attract and retain qualified personnel and to obtain additional financing.

In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•

factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as depressed prices for natural gas in North America or disasters such as the Deepwater Horizon incident in the Gulf of Mexico in 2010;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

To the extent that the price of our common stock remains at lower levels or it declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. In addition, increases in our leverage may make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy the following principal facilities, which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Seamap

Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing

Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing

Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Seamap

Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased	Seamap

Ufa, Bashkortostan, Russia	Office and warehouse	6,000	Leased	Equipment Leasing

Bogota, Colombia	Office and warehouse	23,600	Leased	Equipment Leasing

Budapest, Hungary	Office and warehouse	8,000	Leased	Equipment Leasing

We do not believe that any single property is material to our operations and, if necessary, we could readily obtain a replacement facility.

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

	High	Low
Fiscal Year Ended January 31, 2012:
First Quarter	$16.44	$10.38
Second Quarter	20.00	13.16
Third Quarter	19.43	9.52
Fourth Quarter	24.86	13.22

Fiscal Year Ended January 31, 2013:
First Quarter	$26.76	$20.30
Second Quarter	24.68	15.50
Third Quarter	18.79	13.32
Fourth Quarter	15.76	11.51

As of April 1, 2013, there were approximately 6,000 beneficial holders of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception, and our Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, for use in developing and expanding our business. In the future, our payment of dividends will also depend on the amount of funds available, our financial condition, capital requirements and such other factors as our Board of Directors may consider.

As of January 31, 2013, we had deposits in foreign banks equal to approximately $15.1 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2007 through January 31, 2013, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2007, and that all dividends were reinvested.

	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13
Mitcham Industries, Inc.	100.00	21.55	44.05	65.60	130.77	88.21
S&P Smallcap 600	100.00	63.27	87.92	115.11	123.75	142.87
Peer Group	100.00	24.31	50.15	68.07	60.82	62.91

The Peer Company Index consists of: Compagnie Generale de Geophysique (NYSE: CGV), Dawson Geophysical Company (NASDAQ: DWSN) and Ion Geophysical Corp. (NYSE: IO).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser purchased any of our equity securities during the fourth quarter of fiscal 2013.

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

	Years Ended January 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$104,685	$112,834	$71,363	$55,172	$66,812
Operating income	13,902	34,544	6,921	871	11,478
Income from continuing operations	17,051	24,321	4,729	520	9,065
Income from continuing operations per common share – basic	1.34	2.13	0.48	0.05	0.93
Income from continuing operations per common share – diluted	1.29	2.02	0.46	0.05	0.89
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	15,951	15,385	14,647	6,735	6,032
Seismic equipment lease pool and property and equipment, net	119,608	120,377	79,095	66,482	64,251
Total assets	190,407	198,229	137,971	115,397	104,227
Long-term debt	4,238	12,784	23,343	15,735	5,950
Total liabilities	14,094	42,795	43,256	30,442	27,104
Total shareholders’ equity	176,313	155,434	94,715	84,955	77,123

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Seamap. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Lima, Peru; Bogota, Colombia; Budapest, Hungary; Singapore and Ufa, Russia. This includes the operations of our MCL, SAP, MEL, MML and MSE subsidiaries and our branches in Peru and Colombia. MEL and MML were formed in late fiscal 2012. Accordingly, the first full year of operations for these subsidiaries was fiscal 2013 and they did not contribute materially to our revenues prior to January 1, 2012. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Revenues:
Equipment Leasing	$73,516	$84,428	$50,018
Seamap	32,210	28,703	22,462
Less inter-segment sales	(1,041)	(297)	(1,117)

Total revenues	104,685	112,834	71,363

Cost of sales:
Equipment Leasing	53,320	42,615	34,494
Seamap	14,817	12,818	11,209
Less inter-segment costs	(865)	(351)	(982)

Total direct costs	67,272	55,082	44,721

Gross profit
Equipment Leasing	20,196	41,813	15,524
Seamap	17,393	15,885	11,253
Less inter-segment amounts	(176)	54	(135)

Total gross profit	37,413	57,752	26,642

Operating expenses:
General and administrative	22,539	21,354	16,755
(Recovery of) provision for doubtful accounts	(428)	615	1,795
Depreciation and amortization	1,400	1,239	1,171

Total operating expenses	23,511	23,208	19,721

Operating income	$13,902	$34,544	$6,921

EBITDA (1)	$48,452	$63,500	$28,680
Adjusted EBITDA (1)	$50,038	$64,831	$29,779
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$17,051	$24,321	$4,729
Interest expense , net	(11)	396	473
Depreciation, amortization and impairment	34,939	28,774	22,717
(Benefit) provision for income taxes	(3,527)	10,009	2,065
Gain from bargain purchase	—	—	(1,304)

EBITDA (1)	48,452	63,500	28,680
Stock-based compensation	1,586	1,331	1,099

Adjusted EBITDA (1)	$50,038	$64,831	$29,779

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$44,257	$35,958	$30,137
Stock-based compensation	(1,586)	(1,331)	(1,099)
Provision for doubtful accounts	636	(1,709)	(1,795)
Changes in trade accounts and contracts receivable	(13,331)	16,687	2,019
Interest paid	533	704	728
Taxes paid, net of refunds	9,177	7,536	508
Gross profit from sale of lease pool equipment	5,369	4,923	1,340
Changes in contract revenues in excess of billings	—	—	(573)
Changes in inventory	718	2,614	(727)
Changes in accounts payable, accrued expenses and other current liabilities	4,091	(2,683)	(1,964)
Other	(1,412)	801	106

EBITDA (1)	$48,452	$63,500	$28,680

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit agreement require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2013 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements. We occasionally sell new seismic equipment that we acquire from other manufacturers. We produce and sell, as well as lease, equipment used to deploy and retrieve seismic equipment with helicopters. In addition to leasing seismic equipment, SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include the (i) GunLink seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Accordingly, our first and fourth quarters have historically produced higher leasing revenues than the second and third quarters. In other areas of the world, periods of heavy rain can impair seismic operations. These periods of inclement weather can impact our results of operations; however, there is no historical trend as to the timing of such impact. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization, see Item 1A – “Risk Factors.”

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

During fiscal 2012, we experienced a significant increase in our equipment leasing business. We believe the factors contributing to this increase included the following:

•	Increased exploration activity driven by higher worldwide oil prices;

•	Increased exploration activity for natural gas, driven in part by non-conventional sources, such as shale reservoirs;

•	Our geographic expansion;

•	An increase in the channel count on seismic surveys; and

•	The additions we made to our lease pool of equipment.

Particular areas of improved leasing revenues included our Latin American, North American and European land operations and our marine leasing business. We expected these trends to generally continue into fiscal 2013. However, they did not and our equipment leasing business declined in fiscal 2013 from fiscal 2012 levels, but the levels remained above those of fiscal 2011.The decline in fiscal 2013 from fiscal 2012 related primarily to declines in land leasing activity in the United States, Latin America and Europe.

We do not believe that the decline in our fiscal 2013 land leasing activity is indicative of a trend. As more fully discussed below, we believe that certain specific factors contributed to the fiscal 2013 decline and that those factors will not necessarily continue into the future. However, there can be no assurance of this.

We believe overall demand for seismic services, and for our services, continues to remain strong. This demand is driven by the world-wide demand for oil and gas and the demand for more precise seismic data on the part of oil and gas companies. Also contributing to this demand is the use of seismic data in the development and management of oil and gas properties beyond the exploration phase.

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $190 million in equipment purchases during the five years ended January 31, 2013. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic prescence of our leasing operations and have expanded the types of equipment that we have in our lease pool. Additions to our lease pool during fiscal 2013, 2012 and 2011 amounted to approximately $39.1 million, $68.8 million and $31.1 million, respectively.

Historically, there have been continued improvements and enhancements in seismic equipment, generally driven by competition among two or three major equipment suppliers. Recently, a number of companies have developed, or are developing, seismic recording equipment based on wireless, or cable-free technology. We believe that there are approximately eight companies currently offering or developing such equipment. We think it is unlikely that all of these products will ultimately prove to be commercially successful. However, in the meantime, the existence of these products has created a great deal of competition that has had the effect of depressing prices for seismic recording equipment, and specifically recording channels. While we are the beneficiary of lower prices for equipment we purchase, the current equipment pricing environment also exerts pressure on our rental rates. We cannot at this time determine the effect of this pressure, if any, on our results of operations. We currently have within our lease pool of equipment wireless recording channels from two different manufacturers. Depending upon the demand from our customers, we may add additional wireless equipment to our lease pool in the future.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Seamap has enjoyed increases in revenues over the past three fiscal years. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality. We believe the marine seismic market continues to be strong, as indicated by the expansion of various marine seismic contractors, including the addition of new vessels to their fleets.

We also have expanded the geographic breadth of our operations by acquiring or establishing operating facilities in new locations. In fiscal 2012, we established new leasing subsidiaries in Hungary and in Singapore and significantly expanded the operations of our branch in Colombia. We may seek to expand our operations in to additional locations in the future either through establishing “green field” operations or by acquiring other businesses. However, we do not currently have specific plans to establish any such operations.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business.

A significant portion of our revenues are generated from foreign sources. For fiscal 2013, 2012 and 2011, revenues from international customers totaled approximately $81.2 million, $86.7 million and $59.7 million, respectively. These amounts represent 78%, 77% and 84% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For fiscal 2013, we recorded operating income of approximately $13.9 million, compared to approximately $34.5 million for fiscal 2012 and approximately $6.9 million for fiscal 2011. The decrease in fiscal 2013 relates primarily to decreased leasing revenues and increased lease pool depreciation. The increase in fiscal 2012 over fiscal 2011 reflects increased leasing revenue associated with the improved demand for seismic equipment.

The gross profit for our Equipment Leasing segment was approximately $20.2 million in fiscal 2013, compared to approximately $41.8 million in fiscal 2012 and approximately $15.5 million in fiscal 2011. The decrease between fiscal 2012 and fiscal 2013 resulted from lower leasing revenues and higher lease pool depreciation expense. The increase between fiscal 2011 and fiscal 2012 resulted from higher leasing revenues and increased sales of lease pool equipment. The increase was despite increased direct operating costs and depreciation expense related to our lease pool of equipment. Our Seamap segment recorded gross profit of approximately $17.4 million, $15.9 million and $11.3 million in fiscal 2013, 2012 and 2011, respectively. The increases in gross profit were due primarily to increased revenues. Seamap revenues increased in each of these years as customers continued to buy new equipment in order to enhance efficiency by upgrading technology. The improvement in revenues is also due in part to on-going support activities from our installed base of these products.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Revenues:
Equipment leasing	$54,592	$70,137	$36,825
Lease pool equipment sales	11,412	6,503	2,470
New seismic equipment sales	1,282	1,810	6,056
SAP equipment sales	6,230	5,978	4,667

	73,516	84,428	50,018
Cost of sales:
Lease pool depreciation	33,594	27,668	21,512
Direct costs – equipment leasing	8,200	8,059	3,739
Cost of lease pool equipment sales	6,043	1,580	1,130
Cost of new seismic equipment sales	655	924	4,362
Cost of SAP equipment sales	4,828	4,384	3,751

	53,320	42,615	34,494

Gross profit	$20,196	$41,813	$15,524

Gross profit margin	27%	50%	31%

In fiscal 2013, equipment leasing revenues declined approximately 22% from fiscal 2012 levels, due primarily to reduced activity in the United States, Latin American and Europe (as discussed in more detail below) and, to a lesser extent, a decline in our down hole leasing revenue (as discussed in more detail below). During fiscal 2012, we benefited from a very large project in the United States that contributed approximately $4.5 million in leasing revenues. We had anticipated a follow-on project in fiscal 2013, but this did not occur. Very large contracts such as this can occur from time to time, but they cannot be predicted with any degree of accuracy.

Fiscal 2013 equipment leasing revenues in Latin America were less than anticipated and less than in fiscal 2012. A number of anticipated projects, primarily in Colombia, experienced a series of delays due to weather, permitting, regulatory and other logistical issues. Based on discussions with our customers and other industry participants, we believe there is a substantial amount of seismic survey activity pending in Latin America and we expect this to be an area of continued strong activity for our leasing business. However, factors such as those encountered in fiscal 2013 could continue to impact our business.

We also experienced a decline in equipment leasing activity in Europe in fiscal 2013 as compared to fiscal 2012. We believe that this decline was caused, in large degree, by economic, political and environmental issues in much of Eastern Europe. Political unrest in North Africa also contributed to this decline, as certain of our customers in Eastern Europe have operated in North Africa in the past. We have recently seen indications of improved activity among our customers in Eastern Europe and expect increased activity among these customers in the future. There can be no assurance, however, as to the effect of this on our equipment leasing business.

During fiscal 2013, revenues from our down hole leasing business declined from that in fiscal 2012. The majority of our down hole business has been in North America and relates to microseismic and fracture monitoring programs. We believe that decreased activity in such programs in North America contributed to this decline.

Revenues from our marine leasing business increased in fiscal 2013 over fiscal 2012, reflecting, we believe, overall strong fundamentals in the marine seismic market. However, this increase did not offset the decreases discussed above.

Equipment leasing revenues in fiscal 2012 increased by more than 90% over fiscal 2011. Contributing to the increase was significantly improved demand for land equipment in Latin America, North America and Europe, as well as increased demand for marine equipment. We also experienced improved demand during this period for our down hole seismic equipment. In order to respond to this increased demand, we made significant additions to our lease pool during fiscal 2012 and we significantly increased our operations in Latin America. The improved demand was seen across most categories of land equipment, including traditional cabled systems, three component recording systems and cable free recording systems.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy our capital in other lease pool assets. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Lease pool equipment sales increased in fiscal 2013 period due to the sale of certain older equipment in a series of transactions. The gross profit and related gross profit margin from the lease pool equipment sales amounted to approximately $5.4 million in fiscal 2013, $4.9 million in fiscal 2012, and $1.3 million in fiscal 2011. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers, and we regularly sell equipment that we produce for use in deploying and retrieving seismic equipment by helicopter. Often, the sales of new seismic equipment are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. In fiscal 2013 and 2012, essentially all sales of new seismic equipment relate to sales of heli-transport equipment. In fiscal 2011, in addition to sales of heli-transport equipment, we sold a new recording system to a new customer in Europe. The gross profit from new seismic equipment sales amounted to approximately $627,000 in fiscal 2013, $886,000 in fiscal 2012, and $1.7 million in fiscal 2011. The gross profit in fiscal 2011, as a percent of sales, was less than that in fiscal 2013 and 2012 due to the lower gross profit from the sale of the new recording system in that year. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. Contributing to the increase in SAP equipment sales during the three-year period ended January 31, 2013 was increased demand from various entities throughout Southeast Asia. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $1.4 million in fiscal 2013, $1.6 million in fiscal 2012, and $916,000 in fiscal 2011.

Lease pool depreciation expense for fiscal 2013 amounted to approximately $33.6 million, as compared to approximately $27.7 million in fiscal 2012 and approximately $21.5 million in fiscal 2011. The increase in depreciation expense in each of the periods resulted from the significant additions to our lease pool of equipment that we have made in recent periods, including approximately $39.1 million in fiscal 2013 and approximately $68.8 million in fiscal 2012. We begin to depreciate new equipment when that equipment is first deployed on a rental contract. The equipment is then depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from three to seven years. In April 2012, we purchased approximately $13.8 million of used equipment. The majority of this equipment was not deployed on a contract until January 2013; however, because the equipment was used, we began to depreciate it immediately upon the purchase. At January 31, 2013, lease pool assets with an acquisition cost of approximately $51.5 million were fully depreciated, yet remained in service. This compares to $46.1 million at January 31, 2012. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

We recorded direct costs related to seismic leasing for fiscal 2013 in the amount of approximately $8.2 million as compared to approximately $8.1 million in fiscal 2012 and approximately $3.7 million in fiscal 2011. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. Fiscal 2013 and 2012 direct costs-equipment leasing included costs related to the repositioning of equipment to areas of higher demand, specifically Russia and Latin America, and the cost to sub-lease certain equipment in response to specific demand.

Seamap

Revenues and cost of sales for our Seamap segment were as follows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Equipment sales	$32,210	$28,703	$22,462
Cost of equipment sales	14,817	12,818	11,209

Gross profit	$17,393	$15,885	$11,253

Gross profit margin	54%	55%	50%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another that does not necessarily indicate a fundamental change in demand for these products. We believe that we have continued to experience relatively strong demand for Seamap’s products because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. During fiscal 2013, we delivered four GunLink 4000 units and four BuoyLink units, as compared to five and seven units, respectively, in fiscal 2012 and four and seven units, respectively, in fiscal 2011. As we have increased our installed base of GunLink and BuoyLink, as well as other products, we have generated increased revenues from the sale of spare parts, repairs and support services. As of January 31, 2013, Seamap had a backlog of approximately $2.2 million, as compared to approximately $13.6 million as of January 31, 2012 and $8.6 million as of January 31, 2011. We expect that all orders included in backlog as of January 31, 2013 will be completed during fiscal 2014. Based on our experience, we do not believe backlog as of a particular date is necessarily indicative of future results. The gross profit margin from the sales of Seamap equipment was comparable in each of the last three fiscal years, as production levels were approximately the same in each period and our production operations in Singapore remained stable. In each of the last three fiscal years, we have been able to plan production and purchasing activities efficiently due to good visibility of the delivery requirements of our customers.

Operating Expenses

General and administrative expenses for fiscal 2013 amounted to approximately $22.5 million, compared to approximately $21.4 million and $16.8 million in fiscal 2012 and 2011, respectively. The increase in each of these years reflects the generally higher level of operations, particularly the cost associated with our expanded operations in Latin America, Singapore and Europe. As a percentage of revenues, general and administrative expenses represented approximately 22%, 19%, and 23% of revenues in each of the three years ended January 31, 2013, respectively. Components of the higher expenses include compensation costs related to increases in headcount, travel costs and professional fees.

During fiscal 2013, we recovered approximately $428,000 in accounts receivable that had previously been deemed uncollectable. During fiscal 2012 and 2011, we recorded a provision for doubtful accounts, net of recoveries, in the amount of approximately $615,000 and $1.8 million, respectively. In fiscal 2012, we provided approximately $1.7 million for estimated uncollectable accounts and recovered approximately $1.1 million from amounts that had been previously provided. The majority of these recoveries related to a particular customer who had defaulted on a contract and for which we had foreclosed on and recovered certain equipment. In addition to the value of the recovered equipment, we received a cash distribution from the bankruptcy of that customer and a cash settlement from our insurance carrier. At January 31, 2013 and 2012, we had trade accounts and note receivables over 90 days past due of approximately $10.2 million and $13.8 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2013 and 2012, our allowance for doubtful accounts receivable amounted to approximately $3.4 million and $4.4 million, respectively.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets arising from the acquisition of Seamap.

Other Income and Expense

We completed the acquisition of AES on March 1, 2010. The fair value of the assets and liabilities we acquired, as determined by a third-party appraisal, exceeded the total consideration we paid by approximately $1.3 million. Accordingly, pursuant to the provisions of ASC 805, we recorded a gain from the bargain purchase as of the acquisition date during fiscal 2011. Other income and expense fiscal 2012 includes expense of approximately $400,000 related to an expected earn-out payment to the former owners of AES. See Note 3 to our consolidated financial statements for additional information.

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under our revolving line of credit. Interest expense decreased in fiscal 2013 from fiscal 2012 primarily due to a lower interest rate under our revolving credit facility.

Other income and expense relates almost exclusively to net foreign exchange losses and gains, other than as noted above. These gains and losses resulted primarily from transactions of our foreign subsidiaries that are denominated in U.S. dollars. These transactions resulted in net transaction losses of approximately $389,000 in fiscal 2013 and $958,000 in fiscal 2011, compared to net transaction gains of approximately $182,000 in fiscal 2012.

Provision for Income Taxes

Our provision for income taxes in fiscal 2013 is a benefit of approximately $3.5 million. This benefit results from the settlement with the Canadian Revenue Authority and the Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of our Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. Due to the settlement, we recognized the benefit of certain tax positions and reversed previous estimates of potential penalties and interest. The total estimated benefit arising from the settlement and related matters amounted to approximately $5.3 million. Without this benefit our provision for income taxes for fiscal 2013 would have been approximately $1.8 million, which is an effective rate of approximately 13%. This effective rate is less than the U.S. statutory rate for the period of 34% due to the effect of earnings taxed in foreign jurisdiction with lower tax rates and certain permanent differences in certain of those jurisdictions related primarily to the depreciable basis of assets. See Note 11 to our consolidated financial statements for additional information.

Our provision for income taxes in fiscal 2012 amounted to approximately $10.0 million, which represents an effective tax rate of approximately 29%. The effective tax rate differs from the U.S. statutory rate of 35% for that period primarily due to earnings that are taxed in foreign jurisdictions with lower tax rates.

Our provision for income taxes in fiscal 2011 amounted to approximately $2.1 million, which represents an effective tax rate of 30%. This rate differs from the U.S. Statutory rate of 34% for this period due primarily to the effect of earnings taxed at lower rates in foreign jurisdictions, offset by estimated penalties and interest related to the potential impact of uncertain tax positions.

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

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facility, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as for the purchase of additional lease pool equipment or to make an acquisition, we may seek to issue other debt or equity securities. We have on file with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof under the shelf registration statement. We currently have no plans to issue any such securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$44,257	$35,958	$30,137
Net cash used in investing activities	(34,697)	(57,312)	(32,749)
Net cash (used in) provided by financing activities	(9,875)	22,143	10,328
Effect of changes in foreign exchange rates on cash and cash equivalents	178	(149)	801

Net (decrease) increase in cash and cash equivalents	(137)	640	8,517

As of January 31, 2013, we had working capital of approximately $48.4 million and cash and cash equivalents of approximately $16.0 million, as compared to working capital of approximately $41.3 million and cash and cash equivalents of approximately $15.4 million at January 31, 2012. Our working capital increased from January 31, 2012 to January 31, 2013 primarily due to working capital generated by operations and was partially offset by purchases of lease pool equipment.

Cash Flows From Operating Activities. Cash flows provided by operating activities amounted to approximately $44.3 million in fiscal 2013 as compared to approximately $36.0 million in fiscal 2012 and $30.1 million in fiscal 2011. In fiscal 2013, the primary sources of cash provided by operating activities were net income of $17.1 million and non-cash charges, including depreciation and amortization totaling approximately $34.9 million and stock-based compensation of approximately $1.6 million. These were offset by non-operating cash items including the gross profit from the sale of lease pool equipment of approximately $5.4 million and tax related items totaling approximately $9.5 million. The net change in other current assets and liabilities increased net cash provided by operating activities for fiscal 2013 by approximately $6.5 million. The most significant item contributing to the increase in net cash provided by operating activities was an increase in trade accounts and contracts receivable of approximately $13.3 million.

Cash Flows From Investing Activities. In fiscal 2013, 2012 and 2011, we acquired approximately $39.1 million, $68.8 million and $31.1 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2013, our accounts payable included approximately $4.3 million related to lease pool purchases. As of January 31, 2012, the amount in accounts payable related to lease pool purchases was approximately $9.9 million, while the comparable amount as of January 31, 2011 was approximately $3.3 million. Accordingly, our Consolidated Statements of Cash Flows for fiscal 2013, 2012 and 2011 indicated purchases of equipment held for lease of approximately $44.7 million, $62.1 million and $32.7 million, respectively. We expect to continue adding to our lease pool of equipment during fiscal 2014, but do not currently believe those additions will be at the same level as fiscal 2013. We currently estimate that lease pool purchase during fiscal 2014 will be between approximately $23.0 million and $28.0 million. Cash flows from investing activities for each of fiscal, 2013, 2012 and 2011 reflect proceeds of approximately $11.4 million, $6.5 million and $2.5 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment. During fiscal 2011, we paid approximately $2.1 million in cash consideration for the AES acquisition.

Cash Flows From Financing Activities. In order to finance our increased purchases of lease pool equipment in fiscal 2012, as discussed above, we issued 2,300,000 shares of our common stock in a public offering. The offering was completed in June 2011 and resulted in net proceeds to us of approximately $31.0 million. Historically, we generally have financed our purchases of lease pool equipment with cash flow from operations and from proceeds from our revolving credit facility. However, due to the amount and timing of the increased purchases, we determined to raise additional equity capital to finance these purchases. Included within financing activities are net payments on our revolving line of credit of approximately $8.6 million in fiscal 2013 and $9.1 million in fiscal 2012. In fiscal 2011, we had net proceeds from borrowings under the line of credit totaling approximately $6.3 million. The proceeds from these borrowings are used primarily to temporarily finance purchases of new lease pool equipment and for working capital. In fiscal 2011, we entered into a note payable with an equipment supplier in the amount of approximately $3.6 million in connection with the purchase of certain lease pool equipment. Payments on borrowings in fiscal 2013 and fiscal 2012 primarily represent installment payments made on this obligation and principal payments on notes issued in connection with the acquisition of AES. Financing activities also include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash proceeds of approximately $329,000, $2.8 million and $396,000 in fiscal 2013, 2012 and 2011, respectively. The significant increase in the proceeds from the exercise of stock options in fiscal 2012 was due to an increase in the market price of our common stock during this period.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 1, 2013, we have provided stand-by letters of credit totaling approximately $622,000 and have pledged approximately $800,000 of bank deposits as security for these type obligations.

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

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base as of January 31, 2013, we believe $50.0 million of borrowings under the amended facility were available to us as of that date, less any outstanding amounts as described below. As of April 1, 2013, we had approximately $8.0 million outstanding under the facility and $622,000 of the facility had been reserved to support outstanding letters of credit. Accordingly, we believe approximately $41.4 million was available for borrowing under the facility as of that date. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly.

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

Description of Financial Covenant	Required Amount	Actual as of January 31, 2013 or for period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.02:1.0

Ratio of current assets to current liabilities	Not less than 1.25:1.0	6.10:1.0

Quarterly EBITDA	Not less than $2.0 million	$12 million

Under the terms of the revolving credit facility, we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make monthly payments to amortize these notes. As of January 31, 2013, there was $4.0 million outstanding under this facility. If we were to convert the entire amount into 48-month notes, our required monthly principal payments would be approximately $83,000. We would also be required to make monthly interest payments on the remaining principal balance at the greater of the then prime rate and 3.25%.

Our average borrowing levels under our revolving credit agreement for fiscal 2013, 2012 and 2011 were approximately $13.0 million, $12.2 million and $15.7 million, respectively.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$4,383	$145	$4,238	$—	$—
Operating leases	4,489	1,700	1,705	876	208
Purchase obligations	3,150	3,150	—	—	—

Total	$12,022	$4,995	$5,943	$876	$208

Pursuant to our Equipment Agreements with Sercel, we have agreed to make minimum purchases of certain equipment. Should we fail to make these purchases within the time periods specified, Sercel has the right to terminate the agreements. Total remaining agreed purchases under the Equipment Agreements are estimated to be approximately $12.0 million through December 2014.

At January 31, 2013, we had approximately $376,000 of non-current income taxes payable related to uncertain tax positions. We are not able to reasonably estimate when, if ever, these obligations will be paid.

We have determined that the undistributed earnings of our foreign subsidiaries, other than our branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as our revolving credit agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of January 31, 2013, we had deposits in foreign banks equal to approximately $15.9 million. Approximately $7.1 million of these deposits can be distributed to the United States to repay inter-company indebtedness and therefore do not result in any of the adverse tax consequences discussed above.

In April 2013, our Board of Directors authorized a stock repurchase program whereby we may purchase from time to time up to 1,000,000 shares of our common stock. We are not obligated to make such purchases and intend to do so only if market conditions warrant and if management determines that such purchase will not adversely affect our ability to conduct our business. We expect to finance repurchases of our common stock, if any, from a combination of cash on hand, cash provided by operating activities and proceeds from our revolving credit facility.

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

•

Service agreements – Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts over the term of the contract. In some cases, we will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, we provide support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer and any financial or operational leverage we may have in a particular situation. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers. As of January 31, 2013, the average age of our accounts receivable was approximately 78 days.

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

If there is an indication of possible impairment, we test the asset, or group of assets, for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows to be generated by the assets or group of assets to their carrying value. As of January 31, 2013, we determined that there was no indication of impairment of our long-lived assets, including our lease pool of equipment and intangible assets that are subject to amortization. See Item 1A – “Risk Factors.”

Goodwill

All of our goodwill and other intangible assets relate to our Seamap segment and we have determined that our Seamap segment is the reporting unit for purposes of impairment testing.

In the fourth quarter of fiscal 2012, we elected to adopt ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment. ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill. Accordingly, as of January 31, 2013, we assessed various qualitative factors to determine if it were more likely than not that fair value of the reporting unit is less than its carrying value, including goodwill. Among the qualitative factors we considered were the following:

•	Macroeconomic conditions have been generally stable, or improving, over the past 24 months;

•

Industry and market conditions within the oil field service industry, in general, and the seismic industry, in particular, have improved over the past 24 months. This is evidenced by our overall improved financial results, improved financial results for many of our customers and suppliers and increased backlogs reported by many of our customers;

•	The financial performance of the Seamap segment in fiscal 2013 improved over fiscal 2012;

•	In fiscal 2013, the Seamap segment had revenues of approximately $32.2 million and income before taxes of approximately $10.8 million;

•	In fiscal 2012, the Seamap segment had revenues of approximately $28.7 million and income before taxes of approximately $10.2 million;

•	There have been no material events specific to the Seamap segment, such as the loss of a major customer, change in management or litigation;

•	There has been no material change in the composition or value of the Seamap segment’s assets or of its product lines; and

•	The segment has not experienced a material increase in cost for raw materials, labor or other items utilized in the business.

Based on the above factors we concluded that, as of January 31, 2013, there was no impairment of goodwill.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

The weight we give to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

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

Based on our evaluation of the evidence, as of January 31, 2013 and 2012, we did not provided a valuation allowance against our deferred tax assets.

We evaluate tax positions taken through a two-step process. In the first step, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. In the second step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The evaluation of tax positions and the measurement of the related benefit require significant judgment on the part of management.

Stock-Based Compensation

Stock –Based compensation expense is recorded based on the grant date fair value of share-based awards. Determining the grant date fair value requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Hypothetical changes in interest rates and foreign currency exchange rates chosen for the following estimated sensitivity analysis are considered to be reasonable near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rate and foreign currency exchange rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2013, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $6.9 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $690,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 74% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2013, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized an increase of approximately $977,000 in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling, Euro and, including intercompany transactions the Australian dollar.

Our subsidiaries with functional currencies other than the U.S. dollar often enter into transactions that are denominated in U.S. dollars, including inter-company transactions. These transactions can result in foreign exchange gains or losses to our subsidiaries that are in turn included in our consolidated results of operations. These transactions resulted in net transaction losses of approximately $389,000 in fiscal 2013 and $1.0 million in fiscal 2011 and a net transaction gain of approximately $182,000 in fiscal 2012.

Interest Rate Risk

As of January 31, 2013, there was approximately $4.0 million outstanding under our revolving credit agreement. This agreement contains a floating interest rate based on the greater of the prime rate, which was 3.25% as of January 31, 2013. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $40,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Do to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2013 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that, as of January 31, 2013, our internal control over financial reporting was effective based on those criteria.

Hein & Associates LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which appears on page F-3 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2013.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2013.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April 2013.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2013

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 4, 2013

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 4, 2013

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 4, 2013

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 4, 2013

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Huntsville, Texas

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 4, 2013 expressed an unqualified opinion on the effectiveness of Mitcham Industries, Inc.’s internal control over financial reporting.

Hein & Associates LLP

Houston, Texas

April 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Huntsville, Texas

We have audited Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Mitcham Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitcham Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 31, 2013, and our report dated April 4, 2013 expressed an unqualified opinion.

Hein & Associates LLP

Houston, Texas

April 4, 2013

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,150	$15,287
Restricted cash	801	98
Accounts receivable, net of allowance for doubtful accounts of $3,374 and $4,391 at January 31, 2013 and 2012, respectively	23,131	35,788
Current portion of contracts and notes receivable	2,096	2,273
Inventories, net	6,188	6,708
Prepaid income taxes	5,591	—
Deferred tax asset	1,842	2,594
Prepaid expenses and other current assets	3,079	2,530

Total current assets	57,878	65,278
Seismic equipment lease pool and property and equipment, net	119,608	120,377
Intangible assets, net	3,989	4,696
Goodwill	4,320	4,320
Prepaid foreign income tax	—	3,519
Deferred tax asset	4,296	—
Other assets	316	39

Total assets	$190,407	$198,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,921	$13,037
Current maturities—long-term debt	145	1,399
Income taxes payable	—	2,419
Deferred revenue	539	543
Accrued expenses and other current liabilities	1,875	6,583

Total current liabilities	9,480	23,981
Non-current income taxes payable	376	5,435
Deferred tax liability	—	595
Long-term debt, net of current maturities	4,238	12,784

Total liabilities	14,094	42,795
Commitments and contingencies (Note 12, 16 and 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized;13,763 and 13,556 shares issued at January 31, 2013 and January 31, 2012, respectively	138	136
Additional paid-in capital	116,506	113,654
Treasury stock, at cost (926 and 925 shares at January 31, 2013 and 2012, respectively)	(4,860)	(4,857)
Retained earnings	56,348	39,297
Accumulated other comprehensive income	8,181	7,204

Total shareholders’ equity	176,313	155,434

Total liabilities and shareholders’ equity	$190,407	$198,229

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended January 31,
	2013	2012	2011
Revenues:
Equipment leasing	$54,592	$70,137	$36,825
Lease pool equipment sales	11,412	6,503	2,470
Seamap equipment sales	31,169	28,406	21,345
Other equipment sales	7,512	7,788	10,723

Total revenues	104,685	112,834	71,363

Cost of sales:
Direct costs—equipment leasing	7,963	8,059	3,739
Direct costs—lease pool depreciation	33,405	27,400	21,354
Cost of lease pool equipment sales	6,043	1,580	1,130
Cost of Seamap and other equipment sales	19,861	18,043	18,498

Total cost of sales	67,272	55,082	44,721

Gross profit	37,413	57,752	26,642

Operating expenses:
General and administrative	22,539	21,354	16,755
(Recovery of) provision for doubtful accounts	(428)	615	1,795
Depreciation and amortization	1,400	1,239	1,171

Total operating expenses	23,511	23,208	19,721

Operating income	13,902	34,544	6,921
Other income (expense):
Gain from bargain purchase in business combination	—	—	1,304
Interest income	544	344	283
Interest expense	(533)	(740)	(756)
Other, net	(389)	182	(958)

Total other expense	(378)	(214)	(127)

Income before income taxes	13,524	34,330	6,794
Benefit (provision) for income taxes	3,527	(10,009)	(2,065)

Net income	$17,051	$24,321	$4,729

Net income per common share:
Basic	$1.34	$2.13	$0.48

Diluted	$1.29	$2.02	$0.46

Shares used in computing income per common share:
Basic	12,715	11,432	9,870

Diluted	13,242	12,069	10,181

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended January 31,
	2013	2012	2011
Net income	$17,051	$24,321	$4,729
Change in cumulative translation adjustment	977	150	3,356

Comprehensive income	$18,028	$24,471	$8,085

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Years Ended January 31, 2011, 2012 and 2013
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances, January 31, 2010	10,737	$107	$75,746	$(4,843)	$10,247	$3,698	$84,955
Net income	—	—	—	—	4,729	—	4,729
Foreign currency translation	—	—	—	—	—	3,356	3,356
Issuance of common stock upon exercise of options	77	1	395	—	—	—	396
Restricted stock issued	58	1	184	—	—	—	185
Tax expense from exercise of stock options and vesting of restricted stock	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	1,099	—	—	—	1,099

Balances, January 31, 2011	10,872	109	77,419	(4,843)	14,976	7,054	94,715
Net income	—	—	—	—	24,321	—	24,321
Foreign currency translation	—	—	—	—	—	150	150
Issuance of common stock upon exercise of options	344	3	2,819	—	—	—	2,822
Stock offering	2,300	23	31,005	—	—	—	31,028
Restricted stock issued	40	1	302	—	—	—	303
Restricted stock forfeited for taxes	—	—	—	(14)	—	—	(14)
Tax expense from exercise of stock options and vesting of restricted stock	—	—	778	—	—	—	778
Stock-based compensation	—	—	1,331	—	—	—	1,331

Balances, January 31, 2012	13,556	136	113,654	(4,857)	39,297	7,204	155,434
Net income	—	—	—	—	17,051	—	17,051
Foreign currency translation	—	—	—	—	—	977	977
Issuance of common stock upon exercise of options	158	2	330	—	—	—	332
Restricted stock issued	49	—	516	—	—	—	516
Restricted stock forfeited for taxes	—	—	—	(3)	—	—	(3)
Tax expense from exercise of stock options and vesting of restricted stock	—	—	420	—	—	—	420
Stock-based compensation	—	—	1,586	—	—	—	1,586

Balances, January 31, 2013	13,763	$138	$116,506	$(4,860)	$56,348	$8,181	$176,313

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$17,051	$24,321	$4,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,939	28,774	22,717
Stock-based compensation	1,586	1,331	1,099
Provision for doubtful accounts, net of charge offs	(636)	1,709	1,795
Gain from bargain purchase in business combination	—	—	(1,304)
Provision for inventory obsolescence	163	173	94
Gross profit from sale of lease pool equipment	(5,369)	(4,923)	(1,340)
Excess tax expense (benefit) from exercise of non-qualified stock options and restricted shares	(420)	(778)	5
Deferred tax benefit	(4,450)	(285)	(230)
Changes in non-current income taxes payable	(5,059)	597	224
Changes in:
Trade accounts and contracts receivable	13,331	(16,687)	(2,019)
Inventories	718	(2,614)	727
Income taxes payable and receivable	(6,718)	2,532	1,001
Contract revenues in excess of billings	—	—	573
Prepaid foreign income tax	3,519	(440)	(318)
Accounts payable, accrued expenses and other current liabilities	(4,091)	2,683	1,964
Prepaids and other, net	(307)	(435)	420

Net cash provided by operating activities	44,257	35,958	30,137

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(44,694)	(62,142)	(32,736)
Purchases of property and equipment	(965)	(1,525)	(383)
Sales of used lease pool equipment	11,412	6,503	2,470
Acquisition of AES, net of cash acquired	—	—	(2,100)
Payment for earn-out provision	(450)	(148)	—

Net cash used in investing activities	(34,697)	(57,312)	(32,749)

Cash flows from financing activities:
Net (payments on) proceeds from revolving line of credit	(8,550)	(9,100)	6,300
Proceeds from equipment notes	147	37	3,672
Payments on borrowings	(1,532)	(3,308)	(719)
Net purchases of short-term investment	(689)	(101)	684
Proceeds from issuance of common stock upon exercise of options	329	2,809	396
Net proceeds from public offering of common stock	—	31,028	—
Excess tax benefit (expense) from exercise of non-qualified stock options	420	778	(5)

Net cash (used in) provided by financing activities	(9,875)	22,143	10,328
Effect of changes in foreign exchange rates on cash and cash equivalents	178	(149)	801

Net (decrease) increase in cash and cash equivalents	(137)	640	8,517
Cash and cash equivalents, beginning of year	15,287	14,647	6,130

Cash and cash equivalents, end of year	$15,150	$15,287	$14,647

The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization—Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2013 and 2012 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

Revenue Recognition of Equipment Sales—Revenues and cost of goods sold from the sale of equipment is recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to its collectability. In cases where the equipment sold is manufactured by others, the Company reports revenues at gross amounts billed to customers because the Company (a) is the obligor in the sales arrangement; (b) has full latitude in pricing the product for sale; (c) has general inventory risk should there be a problem with the equipment being sold to the customer or if the customer does not complete payment for the items purchased; (d) has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (e) assumes credit risk for the equipment sold to its customers.

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

Revenue Recognition of Service Agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases, the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Contracts receivable—In connection with the sale of seismic equipment, the Company will, from time to time, accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years and are collateralized by a security interest in the equipment sold. Interest income on contracts receivable is recognized as earned, unless there is a question as to collectability in which case it is recognized when received.

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

Inventories—Inventories are stated at the lower of average cost (which approximates first-in, first-out) or market. An allowance for obsolescence is maintained to reduce the carrying value of any materials or parts that may become obsolete. Inventories are periodically monitored to ensure that the allowance for obsolescence covers any obsolete items.

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

Property and Equipment—Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over their related estimated useful lives. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of the realized estimated useful life or the life of the respective leases. No salvage value is assigned to property and equipment.

Intangible Assets—Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 12.5 to 15-year period.

Impairment—The Company’s long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on goodwill on an annual basis. No impairment charges related to long-lived assets or goodwill were recorded during the fiscal years ended January 31, 2013, 2012 or 2011.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2013, 2012 and 2011, warranty expense amounted to approximately $61,000, $3,000, and $70,000, respectively.

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

Foreign Currency Translation—All balance sheet accounts of the Canadian, Australian, Singaporean, Hungarian, United Kingdom and Russian subsidiaries and our branch operations in Colombia and Peru have been

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Stock-Based Compensation—Stock –Based compensation expense is recorded based on the grant date fair value of share-based awards. Determining the grant date fair value requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables.

Earnings Per Share—Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2013, 2012 and 2011, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Stock options	505	618	299
Restricted stock	22	19	12

Total dilutive shares	527	637	311

Anti-dilutive weighted shares of potential common stock of 296,000, 339,000 and 726,000 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively, have been excluded from the effect of dilutive shares.

2. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement-Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective during the fiscal year ended January 31, 2013 and is applied prospectively. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income-Topic 220: Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 was effective during the fiscal year ended January 31, 2013, though earlier adoption was permitted. The update was applied retrospectively upon adoption. The adoption did not have a material effect on the Company’s financial statements.

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

3. Acquisition

On March 1, 2010, MCL acquired all of the capital stock of Absolute Equipment Solutions, Inc. (“AES”) for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactured, sold and leased “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,100,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bore interest at 6% annually, payable semi-annually. The principal amount of the notes was repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments will be made upon the expiration of certain indemnity periods. MCL may offset amounts due pursuant to the promissory notes or the deferred cash payment against indemnity claims due from the sellers. In addition, the sellers were entitled to additional cash payments of up to Cdn $750,000 should AES attain certain levels of revenues during the 24-month period following the acquisition, as specified in the agreement.

The Company hired an outside consulting firm, The BVA Group L.L.C. (“BVA”), to assess the fair value of the assets and liabilities acquired in the AES acquisition. The fair value of the contingent consideration was determined to be approximately Cdn $200,000. During the fiscal year ended January 31, 2012, the Company recorded a charge of approximately $400,000 in other expense to reflect the amount of the estimated contingent consideration payments in excess of the estimated fair value of the contingent consideration described above. There were no amounts recognized related to other contingencies. The fair value of the assets and liabilities acquired exceeded the total value of consideration paid, resulting in a bargain purchase.

The Company paid the sellers approximately $148,000 in April 2011 pursuant to the first stage of the contingent consideration provision of the agreement and in May 2012 approximately $450,000 pursuant to the second and final stage of this provision.

Upon the initial determination that the transaction had resulted in a bargain purchase, management and BVA reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair value. Certain

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

revisions were made to these estimates, which resulted in a reduction in, but not the elimination of, the gain from bargain purchase. In this review, management noted that the information used in determining the fair value of the assets was the same information used to estimate the fair value of the contingent consideration portion of the purchase price. Further revisions to the estimates were not deemed to be appropriate.

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

Revenue and net income for AES were $2,855,000 and $489,000, respectively, for the eleven months ended January 31, 2011. The operations of AES are included in our Equipment Leasing segment. Effective February 1, 2012, AES was merged into MCL.

Pro Forma Results of Operations (Unaudited)

The following consolidated pro forma results of operations for the fiscal year ended January 31, 2011 assumes the acquisition of AES occurred as of the beginning of that period and reflects the full results of operations for the period presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future

January 31,
(In thousands, except per share amounts)	2011
Revenues	$71,524
Net income	$4,636
Earnings per share:
Basic	$0.47
Diluted	$0.46

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2013, 2012 and 2011 were as follows (in thousands):

	Years Ended January 31,
	2013	2012	2011
Interest paid	$533	$704	$728
Income taxes paid, net	9,177	7,536	508
Seismic equipment purchases included in accounts payable at year-end	4,268	9,900	3,229
Stock issued for accrued compensation	516	303	185

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2013	2012
Raw materials	$3,103	$2,789
Finished goods	3,531	3,711
Work in progress	627	1,109

Cost of inventories	7,261	7,609
Less allowance for obsolescence	(1,073)	(901)

Net inventories	$6,188	$6,708

6. Contracts and Notes Receivable

Contracts and notes receivable consisted of $2,096,000, due from three customers as of January 31, 2013 and $2,273,000 due from two customers as of January 31, 2012. The balance of contracts receivable at January 31, 2013 and 2012 consisted of contracts bearing interest at an average of approximately 8.7% and with remaining repayment terms from seven to 17 months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

7. Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2013	2012
Recording channels	$126,600	$110,730
Other peripheral equipment	114,795	112,763

Cost of seismic equipment lease pool	241,395	223,493

Land and buildings	366	366
Furniture and fixtures	8,899	8,020
Autos and trucks	748	680

Cost of property and equipment	10,013	9,066

Cost of seismic equipment lease pool and property and equipment	251,408	232,559
Less accumulated depreciation	(131,800)	(112,182)

Net book value of seismic equipment lease pool and property and equipment	$119,608	$120,377

	As of January 31,
	2013	2012
Location of seismic equipment lease pool and property and equipment (in thousands):
United States	$40,908	$65,922
Canada	22,639	23,856
Latin America	23,109	21,963
Australia	7,973	2,553
Russia	3,708	2,323
Singapore	9,433	3,352
United Kingdom	329	232
Europe	11,509	176

Net book value of seismic equipment lease pool and property and equipment	$119,608	$120,377

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/13	January 31, 2013			January 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	7.4	$3,503	$(1,625)	1,878	$3,532	$(1,347)	$2,185
Customer relationships	5.1	2,402	(876)	1,526	2,387	(572)	1,815
Patents	5.1	724	(264)	460	719	(172)	547
Trade name	5.1	197	(72)	125	196	(47)	149

Amortizable intangible assets		$6,826	$(2,837)	$3,989	$6,834	$(2,138)	$4,696

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Aggregate amortization expense was $673,000, $671,000 and $637,000 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2014	$671
2015	671
2016	671
2017	671
2018	671
Thereafter	634

Total	$3,989

As of January 31, 2013, the Company had goodwill of $4,320,000. No impairment has been recorded against the goodwill account.

9. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	As of January 31,
	2013	2012
Revolving line of credit	$4,000	$12,550
Equipment note	—	638
MCL notes	—	785
Other equipment notes	383	210

	4,383	14,183
Less current portion	(145)	(1,399)

Long-term debt	$4,238	$12,784

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

Amounts available for borrowing under the Revolving Credit Facility are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that have been purchased with proceeds from the Revolving Credit Facility. The Revolving Credit Facility and any term loan are collateralized by essentially all of the Company’s domestic assets. Interest is payable monthly at the greater of the prime rate or 3.25%. As of January 31, 2013, the applicable rate was 3.25%. Up to $10,000,000 of available borrowings under the Revolving Credit Facility may be utilized to secure letters of credit. As of January 31, 2013, there were outstanding stand-by letters of credit totaling approximately $622,000. The Revolving Credit Facility contains certain financial covenants that require, among other things, for the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The Revolving Credit Facility also provides that the Company may not incur or maintain indebtedness in excess of $10,000,000 without the prior written consent of the Bank, except for borrowings related to the Revolving

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Credit Facility. The Company may also guaranty up to $5,000,000 of subsidiary debt without the Bank’s prior consent. The Company was in compliance with each of these provisions as of and for the twelve months ended January 31, 2013. The Company’s average borrowings under the Revolving Credit Facility for the twelve months ended January 31, 2013 and 2012 were approximately $13,046,000 and $12,239,000, respectively.

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

In March 2010, MCL entered into two promissory notes related to the purchase of AES. The notes bore interest at 6.0% per year with the first of two equal installments paid in March 2011 and the balance in March 2012.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased.

10. Shareholders’ Equity

In June 2011, the company issued 2,300,000 shares of common stock in a follow-on public offering. Net proceeds to the Company after underwriters’ discount and expenses were approximately $31,000,000.

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2013 and 2012. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 13,763,000 and 13,556,000 are issued as of January 31, 2013 and 2012, respectively.

During the fiscal years ended January 31, 2013 and 2012, approximately 290 and 1,000 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $12.60 and $14.10, respectively. No shares were surrendered in exchange for payment of taxes during 2011.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

11. Income Taxes

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$(2,824)	$14,875	$(522)
Foreign	16,348	19,455	7,316

Total	$13,524	$34,330	$6,794

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$(2,306)	$4,090	$(171)
Foreign	3,229	6,204	2,466

	923	10,294	2,295
Deferred:
Domestic	(4,757)	1,042	(183)
Foreign	307	(1,327)	(47)

	(4,450)	(285)	(230)

Income tax (benefit) expense	$(3,527)	$10,009	$2,065

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Federal income tax expense at 34% in 2013, 35% in 2012 and 34% in 2011	$4,598	$12,016	$2,310
Changes in tax rates	23	(7)	131
Permanent differences	(741)	347	(300)
Foreign effective tax rate differential	(3,092)	(2,574)	(1,149)
Potential tax, penalties and interest resulting from uncertain tax positions	(5,059)	529	279
Undistributed earnings of foreign affiliates	—	(435)	646
Foreign withholding taxes	—	268	122
Other	744	(135)	26

	$(3,527)	$10,009	$2,065

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating losses	$1,246	$146
Tax credit carry forwards	3,449	803
Stock option book expense	2,605	2,533
Allowance for doubtful accounts	1,752	1,645
Allowance for inventory obsolescence	192	192
Accruals not yet deductible for tax purposes	692	1,115
Other	675	1,531

Gross deferred tax assets	10,611	7,965
Valuation allowance	—	—

Deferred tax assets	10,611	7,965
Deferred tax liabilities:
Fixed assets	(1,841)	(3,617)
Intangible assets	(595)	(774)
Foreign branch taxes	(1,626)	(1,575)
Other	(411)	—

Deferred tax liabilities	(4,473)	(5,966)

Total deferred tax assets, net	$6,138	$1,999

In the fiscal years ended January 31, 2013 and 2012, the tax deduction related to stock-based compensation awards exceeded the cumulative book expense related to these awards. The associated excess tax benefit amounting to approximately $420,000 and $778,000 was recognized as additional paid-in capital in the fiscal years ended January 31, 2013 and 2012, respectively. During the fiscal year ended January 31, 2010, certain stock based compensation agreements were settled or expired such that the book expense related to these agreements exceeded the tax deduction received by the Company. Accordingly, the deferred tax asset related to these items was reduced by approximately $346,000, which reduced additional paid-in capital.

At January 31, 2013, the Company had foreign withholding tax credit carry forwards of approximately $3,449,000, which amounts can be carried forward through at least 2020.

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service (“IRS”) regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments will be made to the Company’s Canadian and United States income tax returns for the fiscal years ended January 31, 2004 through January 31, 2012. These changes are estimated to result in a net reduction to consolidated income tax expense of approximately $141,000, which is reflected in the Company’s benefit from income taxes for the fiscal year ended January 31, 2013.

As a result of the settlement, the Company has recognized the benefit of certain tax positions amounting to approximately $3,300,000 and has reversed previous estimates of potential penalties and interest amounting to approximately $1,900,000.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

As of January 31, 2013 and 2012, the Company had unrecognized tax benefits amounting to approximately $376,000 and $5,435,000, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of approximately $376,000 and $2,135,000 as of January 31, 2013 and January 31, 2012, respectively. Included in income tax expense for the fiscal years ended January 31, 2013, 2012 and 2011 are expenses of $93,000, $578,000 and $256,000, respectively, related to potential penalties and interest.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Unrecognized tax benefits as beginning of year	$(3,300)	$(3,350)	$(3,327)
Increases (decreases) as a result of tax positions taken in prior years	—	50	(23)
Increases as a result of tax positions taken in current year	—	—	—
Settlements	3,300	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits as of end of year	$—	$(3,300)	$(3,350)

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2010 through 2013. However, the fiscal years ended January 31, 2004 through January 31, 2009 remain open as they relate to the implementation of competent authority settlement with the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2008 through 2013.

The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2009 through 2013. However, the fiscal years ended January 31, 2004 through January 31, 2008 remain open as they relate to the implementation of the competent authority settlement agreement with the CRA.

The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2008 through January 31, 2013.

12. Commitments and Contingencies

Purchase Obligations—At January 31, 2013, the Company had approximately $3,150,000 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2013.

13. Stock Option Plans

At January 31, 2013, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

ended January 31, 2013, 2012 and 2011 was approximately $1,586,000, $1,331,000 and $1,099,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2013, 2012 and 2011 was $8.10, $6.44 and $2.75, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2013	2012	2011
Risk free interest rate	0.58 - 0.78%	1.52 -2.00%	1.82 - 1.97%
Expected life	3.28 - 6.60 yrs	2.85 - 4.89 yrs	2.4 - 4.4 yrs
Expected volatility	59 - 60%	54 - 55%	57 - 58%
Expected dividend yield	0.0%	0.0%	0.0%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing in-flows and operating out-flows. The Company had excess tax expenses of approximately $420,000 and $778,000 during the fiscal years ended January 31, 2013 and 2012, respectively. The Company had an excess tax benefit of approximately $5,000 during the fiscal year ended January 31, 2011.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2013, there were approximately 223,000 shares were available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2013:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2012	1,413	$9.60
Granted	172	18.21
Exercised	(158)	2.10
Forfeited	—	—
Expired	—	—

Outstanding, January 31, 2013	1,427	$11.37	5.23	$6,192

Exercisable at January 31, 2013	1,316	$10.94	4.88	$6,158
Vested and expected to vest at January 31, 2013	1,424	$11.44	5.20	$6,192

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2013. This amount changes based upon the market value of the Company’s common stock. Total intrinsic value of options exercised for the fiscal years ended January 31, 2013 and 2012 was $2,529,000 and $4,097,000, respectively. The fair value of options that vested during the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $1,268,000, $1,195,000 and $1,301,000, respectively. For the fiscal year ended January 31, 2013, approximately 245,000 options vested.

As of January 31, 2013, there was approximately $424,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 0.7 years.

During the fiscal year ended January 31, 2013, $329,000 was received from the exercise of options.

Restricted stock as of January 31, 2013 and changes during the fiscal year ended January 31, 2013 were as follows:

	Year Ended January 31, 2013
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	36	10.47
Granted	49	18.73
Vested	(49)	13.52
Canceled	—	—

Unvested, end of period	36	17.59

As of January 31, 2013, there was approximately $260,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.7 years.

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2013			As of January 31, 2012			As of January 31, 2011
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Fixed assets, net	$118,801	$807	$119,608	$119,824	$553	$120,377	$78,586	$509	$79,095
Intangible assets, net	2,111	1,878	3,989	2,511	2,185	4,696	2,936	2,422	5,358
Goodwill	—	4,320	4,320	—	4,320	4,320	—	4,320	4,320
Total Assets	171,971	18,578	190,407	175,930	22,630	198,229	118,929	19,569	137,971

	Years Ended January 31,
	2013			2012			2011
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Revenues	$73,516	$32,210	$104,685	$84,428	$28,703	$112,834	$50,018	$22,462	$71,363
Interest income (expense), net	11	—	11	(397)	1	(396)	(470)	(3)	(473)
Income before taxes	2,865	10,835	13,524	24,081	10,195	34,330	1,527	5,402	6,794
Capital expenditures	45,181	478	45,659	63,198	469	63,667	32,876	243	33,119
Depreciation and amortization expense	34,320	619	34,939	28,215	559	28,774	22,120	597	22,717

Approximately $1,041,000, $297,000 and $1,117,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Capital expenditures and fixed assets are reduced by approximately $349,000, $272,000 and $292,000 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

A reconciliation of income before taxes is as follows (in thousands):

	Years Ended January 31,
	2013	2012	2011
Equipment Leasing	$2,865	$24,081	$1,527
Seamap	10,835	10,195	5,402
Reconciling items:
Elimination of (profit) loss from inter-company sales	(176)	54	(135)

Consolidated income before taxes	$13,524	$34,330	$6,794

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

15. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2013	$34,630	$23,080	$18,574	$28,401
	2012	$26,502	$21,278	$28,020	$37,034

Gross profit:	2013	$16,887	$7,400	$4,353	$8,773
	2012	$13,925	$8,213	$14,345	$21,269

Income (loss) before income taxes:	2013	$11,063	$1,274	$(2,178)	$3,365
	2012	$8,461	$2,168	$9,056	$14,645

Incomes taxes (benefit):	2013	$2,607	$(5,128)	$(956)	$(50)
	2012	$2,368	$868	$2,293	$4,480

Net income (loss):	2013	$8,456	$6,402	$(1,222)	$3,415
	2012	$6,093	$1,300	$6,763	$10,165

Income per common share—basic:	2013	$0.67	$0.51	$(0.10)	$0.27
	2012	$0.61	$0.12	$0.55	$0.82

Income per common share—diluted:	2013	$0.63	$0.48	$(0.09)	$0.26
	2012	$0.58	$0.11	$0.52	$0.77

16. Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid, which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2013 and 2012 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $1,798,000, $1,634,000 and $755,000 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom and Russia under operating leases. Office rental expense for the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $1,528,000, $1,199,000 and $1,007,000, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending:
2014	$1,700
2015	1,169
2016	536
2017	428
2018	448
Thereafter	208

17. Concentrations

Credit Risk—As of January 31, 2013 and 2012, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $9,591,000 from three customers and $8,346,000 from two customers, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $15,951,000 at January 31, 2013 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Industry Concentration—The Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has historically been subject to cyclical activity and is dependent, in large part, on the expected future prices of oil and natural gas. Should the industry experience a decline in the price of oil and natural gas, the Company could be subject to significantly greater credit risk and declining demand for its products and services.

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

18. Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2013	2012	2011
Canada	$13,744	$13,243	$5,294
UK/Europe	27,174	21,403	16,765
Latin America	15,575	17,786	8,042
Asia/South Pacific	14,173	17,810	15,444
Eurasia	4,052	3,528	10,812
Other	6,599	12,906	3,347

Total	$81,317	$86,676	$59,704

During each of the fiscal years ended January 31, 2013, 2012 and 2011, one customer exceeded 10% of total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Huntsville, Texas

Our audits of the consolidated financial statements referred to in our report dated April 4, 2013 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of Mitcham Industries, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas

April 4, 2013

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2013	$4,391	(361)	20	(a)	(676	)(b)	$3,374
January 31, 2012	$2,666	1,768	1	(a)	(44	)(b)	$4,391
January 31, 2011	$2,420	1,183	22	(a)	(959	)(b)	$2,666
Allowance for obsolete equipment and inventory
January 31, 2013	$901	164	8	(a)	—	(c)	$1,073
January 31, 2012	$730	175	(4	)(a)	—	(c)	$901
January 31, 2011	$923	216	(195	)(a)	(214	)(c)	$730

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

4.1	Loan Agreement, dated September 24, 2008, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.	000-25142	10.1

4.2	First Amendment to Loan Agreement, dated March 24, 2010, between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K, filed with the SEC on March 26, 2010.	000-25142	10.1

4.3	Second Amendment to Loan Agreement, dated July 27, 2010, by and between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc. Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	10.1

4.4	Third Amendment to Loan Agreement dated July 27, 2011 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, filed with the SEC on September 8, 2011.	000-25142	10.1

4.5	Loan Agreement dated August 31, 2012 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 4, 2012.	00-25142	10.1

4.6	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.7	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.2*	Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.	000-25142	10.1

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.13*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, filed with the SEC on September 8, 2010.	000-21542

10.14	Equipment Purchase Agreement, dated November 6, 2012, between Sercel, S.A. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed with the SEC on December 5, 2012.	000-25142	10.1

10.15	Equipment Purchase Agreement, dated November 6, 2012, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed with the SEC on December 5, 2012.	000-25142	10.2

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of Mitcham Industries, Inc.

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†**	XBRL Instance Document

101.SCH†**	XBRL Taxonomy Extension Schema Document

101.CAL†**	XBRL Taxonomy Extension Calculation of Linkbase Document

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

101.DEF†**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†**	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.