Form 10-Q
period 2013-04-30
MITCHAM INDUSTRIES INC
filed 2013-06-05
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,782,135 shares of common stock, $0.01 par value, were outstanding as of June 4, 2013.

MITCHAM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,544	$15,150
Restricted cash	775	801
Accounts receivable, net	28,416	23,131
Current portion of contracts and notes receivable	1,638	2,096
Inventories, net	7,445	6,188
Prepaid income taxes	5,528	5,591
Deferred tax asset	1,900	1,842
Prepaid expenses and other current assets	4,619	3,079

Total current assets	66,865	57,878
Seismic equipment lease pool and property and equipment, net	111,829	119,608
Intangible assets, net	3,815	3,989
Goodwill	4,320	4,320
Deferred tax asset	3,919	4,296
Other assets	87	316

Total assets	$190,835	$190,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,599	$6,921
Current maturities – long-term debt	147	145
Deferred revenue	1,134	539
Accrued expenses and other current liabilities	3,486	1,875

Total current liabilities	8,366	9,480
Non-current income taxes payable	376	376
Long-term debt, net of current maturities	2,199	4,238

Total liabilities	10,941	14,094
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,783 and 13,763 shares issued at April 30, 2013 and January 31, 2013, respectively	138	138
Additional paid-in capital	116,888	116,506
Treasury stock, at cost (1,029 and 926 shares at April 30, 2013 and January 31, 2013, respectively)	(6,387)	(4,860)
Retained earnings	62,655	56,348
Accumulated other comprehensive income	6,600	8,181

Total shareholders’ equity	179,894	176,313

Total liabilities and shareholders’ equity	$190,835	$190,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2013	2012
Revenues:
Equipment leasing	$20,093	$21,008
Lease pool equipment sales	900	2,332
Seamap equipment sales	3,927	10,544
Other equipment sales	2,371	747

Total revenues	27,291	34,631

Cost of sales:
Direct costs - equipment leasing	1,273	2,705
Direct costs - lease pool depreciation	7,419	8,394
Cost of lease pool equipment sales	402	1,404
Cost of Seamap and other equipment sales	3,600	5,242

Total cost of sales	12,694	17,745

Gross profit	14,597	16,886
Operating expenses:
General and administrative	6,039	5,319
Recovery of doubtful accounts	—	(428)
Depreciation and amortization	375	329

Total operating expenses	6,414	5,220

Operating income	8,183	11,666
Other income (expenses):
Interest, net	(3)	(5)
Other, net	(261)	(598)

Total other income (expenses)	(264)	(603)

Income before income taxes	7,919	11,063
Provision for income taxes	(1,612)	(2,607)

Net income	$6,307	$8,456

Net income per common share:
Basic	$0.49	$0.67

Diluted	$0.48	$0.63

Shares used in computing net income per common share:
Basic	12,789	12,626
Diluted	13,220	13,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Net income	$6,307	$8,456
Change in cumulative translation adjustment	(1,581)	1,766

Comprehensive income	$4,726	$10,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,307	$8,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,826	8,757
Stock-based compensation	266	194
Provision for inventory obsolescence	58	60
Gross profit from sale of lease pool equipment	(498)	(928)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(56)	(350)
Deferred tax benefit (provision)	259	(1,257)
Changes in working capital items:
Accounts receivable	(5,665)	4,357
Contracts and notes receivable	688	(632)
Inventories	(1,345)	165
Prepaid expenses and other current assets	(1,578)	(422)
Income taxes receivable and payable	(46)	532
Prepaid foreign income tax	—	(236)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,174	(832)

Net cash provided by operating activities	8,390	17,864

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(4,945)	(23,812)
Purchases of property and equipment	(161)	(146)
Sale of used lease pool equipment	900	2,332

Net cash used in investing activities	(4,206)	(21,626)

Cash flows from financing activities:
Net (payments on) proceeds from revolving line of credit	(2,000)	6,650
Payments on borrowings	(39)	(1,465)
Net purchases of short-term investments	3	—
Proceeds from issuance of common stock upon exercise of options	60	96
Purchase of treasury stock	(1,527)	—
Excess tax benefit from exercise of non-qualified stock options and restricted shares	56	350

Net cash (used in) provided by financing activities	(3,447)	5,631
Effect of changes in foreign exchange rates on cash and cash equivalents	657	276

Net change in cash and cash equivalents	1,394	2,145
Cash and cash equivalents, beginning of period	15,150	15,287

Cash and cash equivalents, end of period	$16,544	$17,432

Supplemental cash flow information:
Interest paid	$66	$167
Income taxes paid	$1,379	$3,821
Purchases of seismic equipment held for lease in accounts payable at end of period	$995	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2013 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2013, the results of operations for the three months ended April 30, 2013 and 2012, and the cash flows for the three months ended April 30, 2013 and 2012, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2014.

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

In connection with the temporary importation of lease pool equipment, MSE has pledged approximately $679,000 in short-term deposits as of April 30, 2013 as collateral to secure import bonds posted with Russian customs authorities. Also, in connection with certain contracts, SAP has pledged approximately $96,000 in short-term time deposits as of April 30, 2013 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately five months.

As these investments in the short-term time deposits relates to financing activities, the securing of contract obligations, these transactions are reflected as a financing activities in the accompanying condensed consolidated statements of cash flows.

4.	Balance Sheet

	April 30, 2013	January 31, 2013
	(in thousands)
Accounts receivable:
Accounts receivable	$31,779	$26,505
Allowance for doubtful accounts	(3,363)	(3,374)

Total accounts receivable, net	$28,416	$23,131

Contracts and notes receivable:
Contracts receivable	$838	$904
Notes receivable	849	1,471
Less current portion	(1,638)	(2,096)

Long-term portion	$49	$279

Contracts receivable consisted of $838,000 due from two customers as of April 30, 2013 and $904,000 due from two customers as of January 31, 2013. Notes receivable of $849,000 at April 30, 2013 and $1,471,000 at January 31, 2013 relate to promissory notes issued by a customer in settlement of a trade accounts receivable. As of April 30, 2013, these agreements bear interest at an average of approximately 8.7% per year and have remaining repayment terms of four to 14 months. These agreements are collateralized by seismic equipment and are considered collectable; thus, no allowances have been established for them.

	April 30, 2013	January 31, 2013
	(in thousands)
Inventories:
Raw materials	$3,153	$3,103
Finished goods	4,191	3,531
Work in progress	1,220	627

	8,564	7,261
Less allowance for obsolescence	(1,119)	(1,073)

Total inventories, net	$7,445	$6,188

	April 30, 2013	January 31, 2013
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$239,233	$241,395
Land and buildings	366	366
Furniture and fixtures	8,999	8,899
Autos and trucks	746	748

	249,344	251,408
Accumulated depreciation and amortization	(137,515)	(131,800)

Total seismic equipment lease pool and property and equipment, net	$111,829	$119,608

5.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 4/30/2013	April 30, 2013			January 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	7.2	$3,481	$(1,657)	$1,824	$3,503	$(1,625)	1,878
Customer relationships	4.8	2,383	(943)	1,440	2,402	(876)	1,526
Patents	4.8	718	(284)	434	724	(264)	460
Trade name	4.8	196	(79)	117	197	(72)	125

Amortizable intangible assets		$6,778	$(2,963)	$3,815	$6,826	$(2,837)	$3,989

As of April 30, 2013, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $165,000 and $169,000 for the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2014	$499
2015	665
2016	665
2017	665
2018	665
2019 and thereafter	656

Total	$3,815

6.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	April 30, 2013	January 31, 2013
Revolving line of credit	$2,000	$4,000
Other equipment notes	346	383

	2,346	4,383
Less current portion	(147)	(145)

Long-term debt	$2,199	$4,238

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

Amounts available for borrowing under the Revolving Credit Facility are determined by a borrowing base. The borrowing base is computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that have been purchased with proceeds from the Revolving Credit Facility. The Revolving Credit Facility and any term loans are collateralized by essentially all of the Company’s domestic assets.

Interest is payable monthly at the greater of the prime rate or 3.25%. As of April 30, 2013, the applicable rate was 3.25%. Up to $10,000,000 of available borrowings under the Revolving Credit Facility may be utilized to secure letters of credit. As of April 30, 2013, there were outstanding stand-by letters of credit totaling approximately $622,000. The Revolving Credit Facility contains certain financial covenants that require, among other things, the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2,000,000. The Revolving Credit Facility also provides that the Company may not incur or maintain indebtedness in excess of $10,000,000 without the prior written consent of the Bank, except for borrowings related to the Revolving Credit Facility. The Company may also guaranty up to $5,000,000 of subsidiary debt without the Bank’s prior consent. The Company was in compliance with each of these provisions as of and for the three months ended April 30, 2013. The Company’s average borrowings under the Revolving Credit Facility for the three months ended April 30, 2013 and 2012 were approximately $6,983,000 and $15,634,000, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased.

7.	Income Taxes

Prepaid income taxes of approximately $5.5 million at April 30, 2013 consisted of approximately $3.6 million of foreign taxes and approximately $1.9 million of domestic federal and state taxes. Prepaid income taxes of approximately $5.6 million at January 31, 2013 consisted of approximately $4.2 million of foreign taxes and approximately $1.4 million of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2010.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore, and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2008.

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been proposed to the Company’s Canadian and United States income tax returns for the years ended January 31, 2004 through January 31, 2012. These changes are estimated to result in a net reduction to consolidated income tax expense of approximately $141,000, which amount was reflected in the Company’s benefit from income taxes for the fiscal year ended January 31, 2013.

As a result of the settlement, in the fiscal year ended January 31, 2013, the Company recognized the benefit of certain tax positions amounting to approximately $3.3 million and reversed previous estimates of potential penalties and interest amounting to approximately $1.9 million.

The effective tax rate for the three months ended April 30, 2013 and 2012 was approximately 20.4% and 23.6%, respectively. These rates are less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Basic weighted average common shares outstanding	12,789	12,626
Stock options	393	676
Unvested restricted stock	38	24

Total weighted average common share equivalents	431	700

Diluted weighted average common shares outstanding	13,220	13,326

9.	Treasury Stock

In April 2013, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the three months ended April 30, 2013, the Company has repurchased 102,900 shares of its common stock at an average price of $14.79 per share. These shares are reflected as treasury stock in the accompanying financial statements. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

10.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2013 and 2012 was approximately $266,000 and $194,000, respectively.

11.	Segment Reporting

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

Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2013	As of January 31, 2013
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$173,642	$171,971
Seamap	17,284	18,578
Eliminations	(91)	(142)

Consolidated	$190,835	$190,407

Results for the three months ended April 30, 2013 and 2012 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2013	2012	2013	2012	2013	2012
Equipment Leasing	$23,364	$24,087	$8,158	$7,027	$7,835	$6,726
Seamap	3,934	10,841	(26)	4,561	33	4,259
Eliminations	(7)	(297)	51	78	51	78

Consolidated	$27,291	$34,631	$8,183	$11,666	$7,919	$11,063

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Singapore; Bogota, Colombia; and Lima, Peru. Our Equipment Leasing segment includes the operations of our Mitcham Canada, ULC. (“MCL”), Seismic Asia Pacific Pty. Ltd. (“SAP”), Mitcham Europe Ltd (“MEL”), Mitcham Marine Leasing Pte Ltd. (“MML”) and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. Our equipment manufacturing segment is conducted by our Seamap subsidiaries and, therefore, is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2013	2012
	(in thousands)
Revenues:
Equipment Leasing	$23,364	$24,087
Seamap	3,934	10,841
Inter-segment sales	(7)	(297)

Total revenues	27,291	34,631

Cost of sales:
Equipment Leasing	11,043	13,228
Seamap	1,709	4,892
Inter-segment costs	(58)	(375)

Total cost of sales	12,694	17,745

Gross profit	14,597	16,886
Operating expenses:
General and administrative	6,039	5,319
Recovery of doubtful accounts	—	(428)
Depreciation and amortization	375	329

Total operating expenses	6,414	5,220

Operating income	$8,183	$11,666

EBITDA (1)	$15,748	$19,825
Adjusted EBITDA (1)	$16,014	$20,019
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income	$6,307	$8,456
Interest expense, net	3	5
Depreciation and amortization	7,826	8,757
Provision for income taxes	1,612	2,607

EBITDA (1)	15,748	19,825
Stock-based compensation	266	194

Adjusted EBITDA (1)	$16,014	$20,019

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$8,390	$17,864
Stock-based compensation	(266)	(194)
Changes in trade accounts, contracts and notes receivable	4,977	(3,725)
Interest paid	66	167
Taxes paid , net of refunds	1,379	3,821
Gross profit from sale of lease pool equipment	498	928
Changes in inventory	1,345	(165)
Changes in prepaid expenses and other current assets	1,578	422
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(2,174)	832
Other	(45)	(125)

EBITDA (1)	$15,748	$19,825

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit facility require us to maintain a minimum level of EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2013 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental, and defense industries throughout Southeast Asia and Australia.

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

During fiscal 2013, we experienced an unexpected softening of demand for land seismic equipment in certain markets, specifically Latin America and Europe, and we saw sporadic land leasing demand in the United States, each as more fully discussed below. We think these issues are temporary in nature and have recently seen indications that demand for our products and services in these markets will improve over the balance of fiscal 2014.

In Latin America, specifically in Colombia, we have experienced a series of delays in anticipated projects due to permitting and logistical difficulties encountered by our customers. While these issues have not been completely resolved, there are indications that many of these delayed projects will commence in the second or third quarters of fiscal 2014. Based on our discussions with customers and others in the industry, we believe there is considerable future demand for seismic services and equipment in Latin America. We have seen indications of renewed activity in Latin America, where we are delivering equipment for two new contracts, scheduled to commence in the second and third quarters of fiscal 2014. Activity in Europe was considerable lower in fiscal 2013 as compared to fiscal 2012. Political changes, fiscal issues and environmental concerns have, we believe, caused delays in many energy projects in Europe, particularly non-conventional natural gas projects. The effect of these matters has continued into the first quarter of fiscal 2014. However, we have recently seen a significant increase in bidding activity within this region, which leads us to believe demand in that region will increase over the balance of fiscal 2014. Leasing revenues in the United States declined over the course of fiscal 2013 and into fiscal 2014. We believe this decline, and the sporadic activity we have experienced in this region, has been due to an overall slow-down in exploration activity in the United States, and as exploration budgets have been diverted to drilling programs rather than seismic exploration. This slow-down in the United States has also contributed to lower leasing revenues from our downhole seismic tools.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Seamap has enjoyed increases in revenues over the past three fiscal years. We believe the decline in Seamap’s revenues in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, is not indicative of a trend but reflects period to period variability that is inherent in the business. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of exiting GunLink and BuoyLink products to newer versions or systems with greater functionality. We believe that demand in our marine markets will remain strong into the future; however, subject to fluctuations from period to period, such as that between the first quarters of fiscal 2013 and fiscal 2014.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business.

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $190 million in equipment purchases during the five years ended January 31, 2013. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. We expect that additions to our lease pool in fiscal 2014 will amount to between $23 million and $28 million. However, many of those expenditures are contingent upon anticipated improvements in demand for seismic equipment materializing. During the first quarter of fiscal 2014, we added approximately $1.7 million of equipment to our lease pool.

We also have expanded the geographic breadth of our operations over the past few years by acquiring or establishing operating facilities in new locations. We may seek to expand our operations into additional locations in the future either through establishing “green field” operations or by acquiring other businesses. However, we do not currently have specific plans to establish any such operations.

A significant portion of our revenues are generated from foreign sources. For the three months ended April 30, 2013 and 2012, revenues from international customers totaled approximately $24.6 million and $28.3 million, respectively. These amounts represent 90% and 82% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended April 30, 2013 and 2012 were approximately $27.3 million and $34.6 million, respectively. The decrease between the two periods was due primarily to decreased Seamap sales and, to a lesser extent, lower leasing revenues. For the three months ended April 30, 2013, we generated operating income of approximately $8.2 million, compared to approximately $11.7 million for the three months ended April 30, 2012. The decrease in operating profit in the three months ended April 30, 2013 as compared to the same period a year ago was due primarily to lower gross profit from Seamap sales. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended April 30,
	2013	2012
	($ in thousands)
Revenue:
Equipment leasing	$20,093	$21,008
Lease pool equipment sales	900	2,332
New seismic equipment sales	117	268
SAP equipment sales	2,254	479

	23,364	24,087
Cost of sales:
Direct costs-equipment leasing	1,273	2,870
Lease pool depreciation	7,470	8,434
Cost of lease pool equipment sales	402	1,404
Cost of new seismic equipment sales	79	140
Cost of SAP equipment sales	1,819	380

	11,043	13,228

Gross profit	$12,321	$10,859

Gross profit %	53%	45%

Equipment leasing revenues decreased approximately 4% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 due primarily to declines in land leasing in the United States, Europe and Latin America, and a decline in marine leasing. These declines were largely offset by higher land leasing revenues in Canada, Russia and the Pacific Rim. Land leasing activity in the United States in the first quarter of fiscal 2014 continued the downward trend that began in fiscal 2013 which we believe was caused by a shift in exploration spending towards drilling activity and away from seismic programs. Latin America land leasing activity continued to encounter project delays in the first quarter of fiscal 2014, as discussed above. The decline in marine leasing activity in the first quarter of fiscal 2014 was the result of certain projects being completed in the fourth quarter of fiscal 2013 and temporary delays in the start of various new projects. Leasing revenues in Canada and Russia in the first quarter of fiscal 2014 benefited from more equipment being deployed in those areas than in the first quarter of fiscal 2013. The year over year improvement in these areas was despite a generally softer winter season in Canada and the cancellation of a project in Russia. Leasing activity in the Pacific Rim has increased as we have deployed additional equipment into that region.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended April 30, 2013 and 2012 was approximately $498,000 and $928,000, respectively. We expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the third and fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended April 30, 2013 and 2012 was approximately $38,000 and $128,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended April 30, 2013, SAP generated gross profit of approximately $435,000 from these transactions as compared to approximately $99,000 in the fiscal quarter ended April 30, 2012. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which are often times governmental agencies in the Pacific Rim; however, we recently have experienced increased inquiries and demand for these products and services.

Direct costs related to equipment leasing were approximately 6% and 14% of leasing revenues in the three months ended April 30, 2013 and 2012, respectively. The decrease in the percentage in the fiscal 2014 period reflects a decline in the sub-lease of certain equipment.

For the three months ended April 30, 2013, lease pool depreciation decreased approximately 11% from the three months ended April 30, 2012. The decrease in depreciation expense results from certain assets becoming fully depreciated, yet still producing leasing revenue and the decline in the rate of lease pool additions in the first quarter of fiscal 2014.

Overall, our Equipment Leasing segment generated gross profit of approximately $12.3 million, 53% of segment revenues, in the first quarter of fiscal 2014, as compared to $10.9 million, 45% of segment revenues, in the first quarter of fiscal 2013. The increase in gross profit in the fiscal 2014 period resulted primarily from lower direct costs and depreciation expense, offset by decreased leasing revenue.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended April 30,
	2013	2012
	($ in thousands)
Equipment sales	$3,934	$10,841
Cost of equipment sales	1,709	4,892

Gross profit	$2,225	$5,949

Gross profit %	57%	55%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2013, Seamap did not ship any major GunLink or BuoyLink systems, and all revenues for this segment were related to the sale of other products and spare parts as well as support, training and repair services. In the three months ended April 30, 2012, Seamap shipped two GunLink 4000 systems and three BuoyLink systems. Revenue in both periods also includes the sale of certain other equipment, such as streamer weight collars, and providing on-going support and repair services, as well as spare parts sales. Changes in product prices did not contribute materially to the difference in sales between the periods. We expect to make shipments of GunLink 4000 and BuoyLink systems during the balance of fiscal 2014, including one of each during the three months ending July 31, 2013.

The gross profit margin from the sale of Seamap equipment for the three months ended April 30, 2013 was comparable to that for the three months ended April 30, 2012.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2013 were approximately $6.0 million, compared to approximately $5.3 million for the three months ended April 30, 2012. The increase in the fiscal 2014 period reflects lower overhead absorption from Seamap and increased personnel related costs. Included in general and administrative expenses for the three months ended April 30, 2013 and 2012 is stock-based compensation expense of approximately $266,000 and $194,000, respectively.

In the three months ended April 30, 2012, we recorded a recovery of doubtful accounts receivable of approximately $428,000 related to accounts receivable previously determined to be uncollectable.

Other Income (Expense)

Net interest expense for the three months ended April 30, 2013 declined to approximately $3,000, as compared to approximately $5,000 for the three months ended April 30, 2012. The decline is due primarily to lower average borrowings under our revolving credit agreement.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries. These subsidiaries have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Our subsidiaries in Canada, the United Kingdom and Singapore hold net assets that are denominated in U.S. dollars. During these periods in which the U.S. dollar strengthens against the Canadian dollar, the pound sterling and the Singapore dollar these subsidiaries incur foreign exchange losses. Accordingly, in the three months ended April 30, 2013, we recorded foreign exchange losses of approximately $261,000. In the three months ended April 30, 2012, we recorded a foreign exchange loss of approximately $598,000.

Provision for Income Taxes

Our tax provision for the three months ended April 30, 2013 was approximately $1.6 million, which is an effective tax rate of approximately 20.4%. For the three months ended April 30, 2012, our tax provision was approximately $2.6 million, which is an effective tax rate of approximately 23.6%. Our effective tax rate is less than the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our revolving credit agreement and, in fiscal 2012, a public offering of common stock. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$8,390	$17,864
Net cash used in investing activities	(4,206)	(21,626)
Net cash (used in) provided by financing activities	(3,447)	5,631
Effect of changes in foreign exchange rates on cash and cash equivalents	657	276

Net increase (decrease) in cash and cash equivalents	$1,394	$2,145

As of April 30, 2013, we had working capital of approximately $58.5 million, including cash and cash equivalents and restricted cash of approximately $17.3 million, as compared to working capital of approximately $48.4 million, including cash and cash equivalents and restricted cash of approximately $16.0 million, at January 31, 2013. The increase in working capital resulted primarily from net income generated during the first three months of fiscal 2014.

Net cash provided by operating activities was approximately $8.4 million in the first three months of fiscal 2014 as compared to approximately $17.9 million in the first three months in fiscal 2012. This decrease resulted primarily from the decrease in net income and lower collections of accounts receivable in the fiscal 2014 period.

Net cash flows used in investing activities for the three months ended April 30, 2013 included purchases of seismic equipment held for lease totaling approximately $4.9 million, as compared to approximately $23.8 million in the three months ended April 30, 2012. There was approximately $1.0 million in accounts payable at April 30, 2013 related to lease pool purchases. At January 31, 2013, there was approximately $4.2 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $1.7 million in the first three months of fiscal 2014, as compared to approximately $15.9 million in the first three months of fiscal 2013. As of April 30, 2013, we had no outstanding material commitments for the purchase of lease pool equipment. We expect additions to our lease pool for all of fiscal 2014 to total between $23 million and $28 million. However, should additional demand not develop as we currently expect, we may reduce the expected purchases. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.

In the first three months of fiscal 2014, proceeds from the sale of lease pool equipment totaled approximately $900,000, compared to approximately $2.3 million in the first three months of fiscal 2013. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Net cash used in financing activities was approximately $3.4 million in the first three months of fiscal 2014 compared to approximately $5.6 million provided by financing activities in the first three months of fiscal 2013.

During the three months ended April 30, 2013, we made net repayments of approximately $2.0 million on our revolving credit facility. In addition, during this period, we repurchased 102,900 shares of our common stock for a total of approximately $1.5 million, pursuant to a share repurchase program approved by our Board of Directors in April 2013. During the three months ended April 30, 2012 we had net borrowings under our revolving credit facility of approximately $6.6 million and made payments totaling approximately $1.5 million under other debt instruments,

Our revolving credit facility with First Victoria Bank (the “Bank”) includes the following terms:

•	Amount available for borrowing – up to $50 million, subject to a borrowing base;

•	Maturity – August 31, 2015;

•	Interest rate – Prime rate, subject to a floor of 3.25%;

•	Amount of available borrowings which can be used to secure letters of credit – $10.0 million;

•	Limitation on other allowed debt – $10.0 million; and

•	Allowed guaranty of subsidiary debt – $5.0 million.

Amounts available for borrowing are determined by a borrowing base. The borrowing base is computed based upon eligible accounts receivable and eligible lease pool assets. Based upon a calculation of the borrowing base as of April 30, 2013, we believe approximately $49.3 million of borrowings under the facility are available to us as of that date, less any outstanding amounts as described below. As of June 4, 2013, we had no amounts outstanding under the facility and $622,000 of the facility had been reserved to support outstanding letters of credit. Accordingly, approximately $48.7 million was available for borrowing under the facility as of that date. The revolving credit facility is secured by essentially all of our domestic assets. Interest is payable monthly.

The revolving credit facility contains certain financial covenants that require us, among other things, to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0 and produce EBITDA of not less than $2.0 million. As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2013:

Description of Financial Covenant	Required Amount	Actual as of April 30, 2013 or for the period then ended
Ratio of debt to shareholder’s equity	Not more than 0.7:1.0	0.01:1.0
Ratio of current assets to current liabilities	Not less than 1.25:1.0	7.99:1.0
Quarterly EBITDA	Not less than $2.0 million	$15.7 million

Under the terms of the revolving credit facility, we may convert any outstanding balances into a series of 48-month notes. We do not currently anticipate utilizing this option, but if we were to do so we would be required to make 48 equal monthly payments to amortize those notes. Our average borrowing levels under our revolving credit facility were approximately $7.0 million and $15.6 million for the three months ended April 30, 2013 and 2012, respectively.

We have entered into equipment purchase agreements with Sercel whereby we have agreed to purchase minimum quantities of certain products throughout the terms of the agreements. We estimate the total value of this equipment to be approximately $22.0 million, of which we have purchased approximately $9.4 million through April 30, 2013.

As of April 30, 2013, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $16.0 million. These funds may generally be transferred to our accounts in the United States without restriction; however, we have determined that the undistributed earnings of our foreign subsidiaries have been permanently reinvested outside of the United States and, therefore, we do not anticipate repatriating these funds to the United States. If we were to transfer these undistributed earnings to the United States, we would likely incur additional income taxes in the United States which are not currently reflected in our consolidated financial statements. In addition, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. As of April 30, 2013, net inter-company indebtedness of our foreign subsidiaries to the parent company amounted to approximately $3.1 million. These amounts can generally be transferred to the United States without the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2013, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $9.2 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $920,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble, Colombian peso, the euro and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 73% of our net assets as of April 30, 2013 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of April 30, 2013, there was approximately $2.0 million outstanding under our revolving credit facility. This facility contains a floating interest rate based on the prime rate, which was 3.25% as of April 30, 2013. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of approximately $20,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under this facility, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the year ended January 31, 2013 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the Quarter ended April 30, 2013, we repurchased shares of our common stock pursuant to a publicly announced repurchase program as follows:

	Number of Shares Repurchased	Average Price Paid per Share
February	—	—
March	—	—
April	102,900	$14.79

Total for quarter	102,900	$14.79

The repurchase program was announced on April 3, 2013 and expires on December 31, 2014. As of April 30, 2013, 897,100 shares may yet be repurchased under this program. The shares were purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18.

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

MITCHAM INDUSTRIES, INC.

Date: June 5, 2013	/s/ Robert P. Capps
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