Form 10-Q
period 2013-07-31
MITCHAM INDUSTRIES INC
filed 2013-09-05
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,837,576 shares of common stock, $0.01 par value, were outstanding as of September 3, 2013.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,298	$15,150
Restricted cash	719	801
Accounts receivable, net	23,651	23,131
Current portion of contracts and notes receivable	1,075	2,096
Inventories, net	6,536	6,188
Prepaid income taxes	7,023	5,591
Deferred tax asset	1,751	1,842
Prepaid expenses and other current assets	4,039	3,079

Total current assets	65,092	57,878
Seismic equipment lease pool and property and equipment, net	105,874	119,608
Intangible assets, net	3,587	3,989
Goodwill	4,320	4,320
Deferred tax asset	4,816	4,296
Other assets	32	316

Total assets	$183,721	$190,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,436	$6,921
Current maturities – long-term debt	130	145
Deferred revenue	653	539
Accrued expenses and other current liabilities	2,930	1,875

Total current liabilities	8,149	9,480
Non-current income taxes payable	376	376
Long-term debt, net of current maturities	139	4,238

Total liabilities	8,664	14,094
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,867 and 13,763 shares issued at July 31, 2013 and January 31, 2013, respectively	139	138
Additional paid-in capital	117,368	116,506
Treasury stock, at cost (1,030 and 926 shares at July 31, 2013 and January 31, 2013, respectively)	(6,402)	(4,860)
Retained earnings	61,962	56,348
Accumulated other comprehensive income	1,990	8,181

Total shareholders’ equity	175,057	176,313

Total liabilities and shareholders’ equity	$183,721	$190,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Equipment leasing	$6,442	$10,882	$26,535	$31,890
Lease pool equipment sales	2,119	3,204	3,019	5,536
Seamap equipment sales	6,958	7,262	10,885	17,806
Other equipment sales	5,376	1,732	7,747	2,479

Total revenues	20,895	23,080	48,186	57,711

Cost of sales:
Direct costs—equipment leasing	1,119	1,940	2,392	4,645
Direct costs—lease pool depreciation	7,386	8,437	14,805	16,831
Cost of lease pool equipment sales	559	1,007	961	2,411
Cost of Seamap and other equipment sales	7,531	4,296	11,131	9,538

Total cost of sales	16,595	15,680	29,289	33,425

Gross profit	4,300	7,400	18,897	24,286
Operating expenses:
General and administrative	6,048	5,719	12,087	11,038
Recovery of doubtful accounts	—	—	—	(428)
Depreciation and amortization	378	340	753	669

Total operating expenses	6,426	6,059	12,840	11,279

Operating (loss) income	(2,126)	1,341	6,057	13,007
Other income (expenses):
Interest, net	160	(96)	157	(101)
Other, net	1,000	29	739	(569)

Total other income (expenses)	1,160	(67)	896	(670)

(Loss) income before income taxes	(966)	1,274	6,953	12,337
Benefit (provision) for income taxes	273	5,128	(1,339)	2,521

Net (loss) income	$(693)	$6,402	$5,614	$14,858

Net (loss) income per common share:
Basic	$(0.05)	$0.51	$0.44	$1.17

Diluted	$(0.05)	$0.48	$0.43	$1.12

Shares used in computing net income per common share:
Basic	12,742	12,665	12,766	12,646
Diluted	12,742	13,262	13,198	13,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net (loss) income	$(693)	$6,402	$5,614	$14,858
Change in cumulative translation adjustment	(4,610)	(1,911)	(6,191)	(145)

Comprehensive (loss) income	$(5,303)	$4,491	$(577)	$14,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,614	$14,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,624	17,567
Stock-based compensation	553	1,064
Provision for doubtful accounts, net of charge offs	—	(17)
Provision for inventory obsolescence	58	118
Gross profit from sale of lease pool equipment	(2,058)	(3,125)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(44)	(350)
Deferred tax provision	(695)	(1,815)
Changes in non-current income taxes payable	—	(5,003)
Changes in working capital items:
Accounts receivable	(2,568)	11,722
Contracts and notes receivable	1,329	(850)
Inventories	(1,028)	(370)
Prepaid expenses and other current assets	(1,382)	1,109
Income taxes payable	(1,666)	(7,105)
Prepaid foreign income tax	—	3,519
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,224	(2,042)

Net cash provided by operating activities	15,961	29,280

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(7,829)	(27,316)
Purchases of property and equipment	(405)	(485)
Sale of used lease pool equipment	3,019	5,536

Net cash used in investing activities	(5,215)	(22,265)

Cash flows from financing activities:
Net payments on revolving line of credit	(4,000)	(150)
Payments on borrowings	(72)	(1,494)
Net purchases of short-term investments	7	—
Proceeds from issuance of common stock upon exercise of options	252	96
Purchase of treasury stock	(1,527)	—
Excess tax benefit from exercise of non-qualified stock options and restricted shares	44	350

Net cash used in financing activities	(5,296)	(1,198)
Effect of changes in foreign exchange rates on cash and cash equivalents	(302)	441

Net change in cash and cash equivalents	5,148	6,258
Cash and cash equivalents, beginning of period	15,150	15,287

Cash and cash equivalents, end of period	$20,298	$21,545

Supplemental cash flow information:
Interest paid	$82	$325
Income taxes paid	$3,625	$7,035
Purchases of seismic equipment held for lease in accounts payable at end of period	$1,190	$385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2013 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2013, the results of operations for the three and six months ended July 31, 2013 and 2012, and the cash flows for the six months ended July 31, 2013 and 2012, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2014.

2. Organization

The Company was incorporated in Texas in 1987. The Company, through its wholly-owned Canadian subsidiary, Mitcham Canada, ULC. (“MCL”), its wholly-owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly- owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly-owned Singaporean subsidiary, Mitcham Marine Leasing Pte Ltd. (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly-owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with manufacturing, support and sales facilities based in Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.

3. Restricted Cash

In connection with a temporary importation of lease pool equipment, MSE has pledged approximately $636,000 in short-term deposits as of July 31, 2013 as collateral to secure import bonds posted with Russian customs authorities. Also, in connection with certain contracts, SAP has pledged approximately $83,000 in short-term time deposits as of July 31, 2013 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be approximately two months.

As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as a financing activities in the accompanying condensed consolidated statements of cash flows.

4. Balance Sheet

	July 31, 2013	January 31, 2013
	(in thousands)
Accounts receivable:
Accounts receivable	$26,932	$26,505
Allowance for doubtful accounts	(3,281)	(3,374)

Total accounts receivable, net	$23,651	$23,131

Contracts and notes receivable:
Contracts receivable	$858	$904
Notes receivable	217	1,471
Less current portion	(1,075)	(2,096)

Long-term portion	$—	$279

Contracts receivable consisted of $858,000 due from two customers as of July 31, 2013 and $904,000 due from two customers as of January 31, 2013. Notes receivable of $217,000 at July 31, 2013 and $1,471,000 at January 31, 2013 relate to promissory notes issued by a customer in settlement of a trade accounts receivable. As of July 31, 2013, these agreements bear interest at an average of approximately 8.5% per year and have remaining repayment terms of one to 11 months. These agreements are collateralized by seismic equipment and are considered collectable; thus, no allowances have been established for them.

	July 31, 2013	January 31, 2013
	(in thousands)
Inventories:
Raw materials	$3,074	$3,103
Finished goods	3,676	3,531
Work in progress	904	627

	7,654	7,261
Less allowance for obsolescence	(1,118)	(1,073)

Total inventories, net	$6,536	$6,188

	July 31, 2013	January 31, 2013
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$233,376	$241,395
Land and buildings	366	366
Furniture and fixtures	8,861	8,899
Autos and trucks	807	748

	243,410	251,408
Accumulated depreciation and amortization	(137,536)	(131,800)

Total seismic equipment lease pool and property and equipment, net	$105,874	$119,608

5. Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 7/31/2013	July 31, 2013			January 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	6.9	$3,444	$(1,708)	$1,736	$3,503	$(1,625)	1,878
Customer relationships	4.6	2,333	(996)	1,337	2,402	(876)	1,526
Patents	4.6	703	(300)	403	724	(264)	460
Trade name	4.6	192	(81)	111	197	(72)	125

Amortizable intangible assets		$6,672	$(3,085)	$3,587	$6,826	$(2,837)	$3,989

As of July 31, 2013, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $164,000 and $169,000 for the three months ended July 31, 2013 and 2012, respectively, and $329,000 and $338,000 for the six months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2014	$326
2015	653
2016	653
2017	653
2018	653
2019 and thereafter	649

Total	$3,587

6. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	July 31, 2013	January 31, 2013
Revolving line of credit	$—	$4,000
Other equipment notes	269	383

	269	4,383
Less current portion	(130)	(145)

Long-term debt	$139	$4,238

In August 2012, the Company entered into an amended credit agreement with First Victoria Bank (the “Bank”) that provided for borrowings of up to $50.0 million on a revolving basis through August 31, 2015 (the “Revolving Credit Facility”).

Amounts available for borrowing under the Revolving Credit Facility were determined by a borrowing base. The borrowing base was computed based upon certain outstanding accounts receivable, certain portions of the Company’s lease pool and certain lease pool assets that had been purchased with proceeds from the Revolving Credit Facility. The Revolving Credit Facility was collateralized by essentially all of the Company’s domestic assets. Interest was payable monthly at the greater of the prime rate or 3.25%. As of July 31, 2013, the applicable rate was 3.25%. Up to $10.0 million of available borrowings under the Revolving Credit Facility may be utilized to secure letters of credit. As of July 31, 2013, there were outstanding stand-by letters of credit totaling approximately $622,000. The Revolving Credit Facility contained certain financial covenants that require, among other things, the Company to maintain a debt to shareholders’ equity ratio of no more than 0.7 to 1.0, maintain a current assets to current liabilities ratio of not less than 1.25 to 1.0; and have quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $2.0 million. The Revolving Credit Facility also provided that the Company could not incur or maintain indebtedness in excess of $10.0 million without the prior written consent of the Bank, except for borrowings related to the Revolving Credit Facility. The Company could also guaranty up to $5.0 million of subsidiary debt without the Bank’s prior consent. The Company was in compliance with each of these provisions as of and for the six months ended July 31, 2013. The Company’s average borrowings under the Revolving Credit Facility for the six months ended July 31, 2013 and 2012 were approximately $3,715,000 and $15,756,000, respectively.

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced the Revolving Credit Facility with First Victoria National Bank. The Credit Agreement is a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time parties thereto (initially consisting of HSBC Bank USA, N.A., and First Victoria National Bank) as lenders.

Amounts available for borrowing under the Credit Agreement are determined by a borrowing base. The borrowing base is determined primarily based upon the appraised value of the Company’s domestic lease pool equipment and certain accounts receivable. The Credit Agreement is collateralized by essentially all of the Company’s domestic assets (other than real estate) and 65% of the capital stock of Mitcham Holdings, Ltd., a foreign holding company that holds the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of August 2, 2013, the base rate margin was 150 basis points and the Eurodollar margin was 250 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default include a change in control provision.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are secured by the equipment purchased.

7. Income Taxes

Prepaid income taxes of approximately $7.0 million at July 31, 2013 consisted of approximately $4.9 million of foreign taxes and approximately $2.1 million of domestic federal and state taxes. Prepaid income taxes of approximately $5.6 million at January 31, 2013 consisted of approximately $4.2 million of foreign taxes and approximately $1.4 million of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2010.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2008.

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been proposed to the Company’s Canadian and United States income tax returns for the years ended January 31, 2004 through January 31, 2012. These changes are estimated to result in a net reduction to consolidated income tax expense of approximately $141,000, which amount was reflected in the Company’s benefit from income taxes for the six months ended July 31, 2012.

As a result of the settlement, in the six months ended July 31, 2012, the Company recognized the benefit of certain tax positions amounting to approximately $3.3 million and reversed previous estimates of potential penalties and interest amounting to approximately $1.9 million.

The effective tax rate for the three and six months ended July 31, 2013 was approximately 28.3% and 19.3%, respectively. Without the effect of the $5.3 million tax benefit above, the effective tax rate for the three and six months ended July 31, 2012 was 13.5% and 22.5%, respectively. These rates are less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		For the Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,742	12,665	12,766	12,646
Stock options	419	583	406	629
Unvested restricted stock	15	14	26	19

Total weighted average common share equivalents	434	597	432	648

Diluted weighted average common shares outstanding	13,176	13,262	13,198	13,294

For the three months ended July 31, 2013, potentially dilutive common shares, underlying stock options and unvested restricted stock, were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

9. Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the six months ended July 31, 2013, the Company repurchased 102,900 shares of its common stock at an average price of $14.79 per share. These shares are reflected as treasury stock in the accompanying financial statements. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

10. Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2013 was approximately $287,000 and $553,000, respectively, and, during the three and six months ended July 31, 2012 was approximately $870,000 and $1.1 million, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2013	As of January 31, 2013
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$165,373	$171,971
Seamap	18,387	18,578
Eliminations	(39)	(142)

Consolidated	$183,721	$190,407

Results for the three months ended July 31, 2013 and 2012 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2013	2012	2013	2012	2013	2012
Equipment Leasing	$13,937	$15,818	$(3,428)	$(1,313)	$(2,504)	$(1,634)
Seamap	7,042	7,454	1,260	2,617	1,496	2,871
Eliminations	(84)	(192)	42	37	42	37

Consolidated	$20,895	$23,080	$(2,126)	$1,341	$(966)	$1,274

Results for the six months ended July 31, 2013 and 2012 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2013	2012	2013	2012	2013	2012
Equipment Leasing	$37,301	$39,905	$4,730	$5,714	$5,331	$5,092
Seamap	10,976	18,295	1,234	7,178	1,529	7,130
Eliminations	(91)	(489)	93	115	93	115

Consolidated	$48,186	$57,711	$6,057	$13,007	$6,953	$12,337

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Singapore; Bogota, Colombia; and Lima, Peru. Our Equipment Leasing segment includes the operations of our Mitcham Canada, ULC. (“MCL”), Seismic Asia Pacific Pty. Ltd. (“SAP”), Mitcham Europe Ltd. (“MEL”), Mitcham Marine Leasing Pte Ltd. (“MML”) and Mitcham Seismic Eurasia LLC (“MSE”) subsidiaries and our branch operations in Peru and Colombia. Our equipment manufacturing segment is conducted by our Seamap subsidiaries and, therefore, is referred to as our “Seamap” segment. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$13,937	$15,818	$37,301	$39,905
Seamap	7,042	7,454	10,976	18,295
Inter-segment sales	(84)	(192)	(91)	(489)

Total revenues	20,895	23,080	48,186	57,711

Cost of sales:
Equipment Leasing	13,119	12,788	24,162	26,016
Seamap	3,602	3,121	5,311	8,013
Inter-segment costs	(126)	(229)	(184)	(604)

Total cost of sales	16,595	15,680	29,289	33,425

Gross profit	4,300	7,400	18,897	24,286
Operating expenses:
General and administrative	6,048	5,719	12,087	11,038
Recovery of doubtful accounts	—	—	—	(428)
Depreciation and amortization	378	340	753	669

Total operating expenses	6,426	6,059	12,840	11,279

Operating (loss) income	$(2,126)	$1,341	$6,057	$13,007

EBITDA (1)	$6,672	$10,180	$22,420	$30,005
Adjusted EBITDA (1)	$6,959	$11,050	$22,973	$31,069
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net (loss) income	$(693)	$6,402	$5,614	$14,858
Interest (income) expense, net	(160)	96	(157)	101
Depreciation and amortization	7,798	8,810	15,624	17,567
(Benefit) provision for income taxes	(273)	(5,128)	1,339	(2,521)

EBITDA (1)	6,672	10,180	22,420	30,005
Stock-based compensation	287	870	553	1,064

Adjusted EBITDA (1)	$6,959	$11,050	$22,973	$31,069

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$7,571	$11,416	$15,961	$29,280
Stock-based compensation	(287)	(870)	(553)	(1,064)
Changes in trade accounts and contracts receivable	(3,738)	(7,147)	1,239	(10,872)
Interest paid	16	158	82	325
Taxes paid , net of refunds	2,246	3,214	3,625	7,035
Gross profit from sale of lease pool equipment	1,560	2,197	2,058	3,125
Changes in inventory	(317)	535	1,028	370
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(50)	1,210	(2,224)	2,042
Changes in prepaid expenses and other current assets	(196)	—	1,382	—
Other	(133)	(533)	(178)	(236)

EBITDA (1)	$6,672	$10,180	$22,420	$30,005

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of our revolving credit facility contain financial covenants that are based upon Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2013 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

Seismic equipment leasing is normally susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in winter months, from December or January through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as South America, Southeast Asia and the Pacific Rim, periods of heavy rain can impair seismic operations. These periods of heavy rain often occur during the months of February through May in parts of South America. We are able, in some cases, to transfer our equipment from one region to another in order to accomodate seasonal demand and to increase our equipment utilization.

Historically, our first fiscal quarter has produced the highest leasing revenues, due in large part to the effect of the Canadian and Russian winter seasons discussed above. With the expansion of our land leasing operations into other geographic areas, such as South America and Europe, and marine leasing, we have seen a lessening of the seasonal variation in our leasing business in some years. We expect to continue to experience seasonal fluctuations, but such fluctuations may not be as great or as predictable as in the past.

Our Equipment Leasing segment can also experience periodic fluctuations in activity levels due to matters unrelated to seasonal or weather factors. These factors include the periodic shift of seismic exploration activity from one geographic area to another and difficulties encountered by our customers due to permitting and other logistical challenges.

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

During fiscal 2013, we experienced an unexpected softening of demand for land seismic equipment in certain markets, specifically Latin America and Europe, and we saw sporadic land leasing demand in the United States, each as more fully discussed below. This situation has continued into fiscal 2014 to a large degree, as discussed more fully below. While we expect marginal improvement in the third quarter of fiscal 2014 and seasonal improvement in the fourth quarter of fiscal 2014, there remains much uncertainty as to the magnitude of this improvement, if any.

In Latin America, specifically in Colombia, we have experienced a series of delays in anticipated projects due to permitting, labor and logistical difficulties encountered by our existing and potential customers. A significant number of projects have been recently awarded to seismic contractors in Colombia, which we believe could indicate improving activity in that region. We have seen indications of renewed activity in Latin America, where we have delivered equipment for two new contracts and are staging equipment for other contracts. Many projects in Colombia have not started when anticipated and it now appears that some work scheduled to be completed in calendar 2013 will not take place until calendar 2014. Based on our discussions with customers and others in the industry, we believe there is considerable future demand for seismic services and equipment in Latin America, including Colombia, Bolivia, Brazil and other areas. Therefore, we remain optimistic about the future of our land leasing operations in Latin America. However, given our experience in recent periods and reports of on-going permitting, labor and security issues in parts of Colombia, the timing of many projects in Latin America continues to be uncertain.

Leasing revenues in the United States declined over the course of fiscal 2013 and through the second quarter of fiscal 2014. We believe this decline, and the sporadic activity we have experienced in this region, has been due to an overall slow-down in exploration activity in the United States, and as exploration budgets have been diverted to drilling programs rather than seismic exploration. This slow-down in the United States has also contributed to lower leasing revenues from our downhole seismic tools.

Activity in Europe was considerably lower in fiscal 2013 as compared to fiscal 2012. Political changes, fiscal issues and environmental concerns we believe, caused delays in many energy projects in Europe, particularly non-conventional natural gas projects. The effect of these matters continued into the first six months of fiscal 2014. However, we have recently shipped equipment to new projects and have seen a significant increase in bidding activity within this region, which leads us to believe demand in that region will increase over the balance of fiscal 2014 and into fiscal 2015.

Very recently we have experienced an increase in inquiries for the Russian market. As the seismic industry in Russia is generally seasonal, much of this work is scheduled for the winter season, which would encompass the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. Should this business develop as preliminarily indicated, we would expect an improvement in our land leasing business in this area and would likely deploy additional equipment to that region. We also have recently received preliminary inquiries in Canada regarding equipment for the upcoming winter season there. While these early inquiries are encouraging, we believe it is too early to determine what impact this will have on our business in Canada for the balance of this fiscal year and the first quarter of fiscal 2015.

We have recently seen a decline in demand in our marine rental business. Due to industry consolidation and restructuring we believe there to be an oversupply of used marine equipment available on the market, which has had a negative impact on the demand for our products and services. We believe this situation to be temporary as the overall marine seismic market continues to be robust.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Seamap has enjoyed increases in revenues over the past three fiscal years. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of existing GunLink and BuoyLink products to newer versions or systems with greater functionality. We believe that demand in our marine markets will remain strong into the future; however, subject to fluctuations from period to period.

In June 2013 we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement we will manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels. This fleet currently consists of 13 vessels, with three additional vessels under development. The deployment will take place over a period of several years. At this time, we expect this arrangement to have an immaterial impact on our results of operations for the balance of fiscal 2014.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business and our income from operations.

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $190 million in equipment purchases during the five years ended January 31, 2013. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. From time to time we will seek to sell certain types of equipment from our lease pool, such as older technology or equipment for which demand is declining, and redeploy that capital into other types of equipment. Due to the recent softening in demand in our leasing business, we have reduced the level of additions to our lease pool. During the first six months of fiscal 2014 we have added approximately $4.8 million of equipment to our lease pool. We expect that additions to our lease pool for all of fiscal 2014 will amount to between $18 million and $23 million. However, many of those expenditures are contingent upon anticipated improvements in demand for seismic equipment materializing. We expect the majority of these additions to be for land recording equipment, including traditional cabled systems for certain geographic regions and wireless recording systems.

Historically, there have been two or three primary manufacturers of land seismic equipment. Recently, the industry has seen the emergence of additional entities seeking to introduce new equipment, particularly wireless recording equipment. Accordingly, there has developed significant competition among these new and existing manufacturers. This competition has, we believe, in turn led to pricing pressure for the manufacturers of equipment. While we benefit from lower prices for new equipment, this situation has also begun to have a negative impact on the pricing for our products and services. We have not been able to determine the magnitude of this impact on our results to date.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended July 31, 2013 and 2012, revenues from international customers totaled approximately $18.6 million and $15.6 million, respectively. These amounts represent 89% and 68% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended July 31, 2013 and 2012 were approximately $20.9 million and $23.1 million, respectively. The decrease between the two periods was due primarily to lower leasing revenues. Revenues for the six months ended July 31, 2013 and 2012 were approximately $48.2 million and $57.7 million, respectively. The decline between the six month periods is due primarily to lower leasing revenues and lower Seamap equipment sales. For the three months ended July 31, 2013, we incurred an operating loss of approximately $2.1 million, compared to operating income of approximately $1.3 million for the three months ended July 31, 2012. For the six months ended July 31, 2013, we generated an operating profit of approximately $6.1 million, compared to $13.0 million in the six months ended July 31, 2012. The decrease in operating profit in the three and six months ended July 2013 as compared to the same periods a year ago was due primarily to lower leasing revenues and lower gross profit from Seamap sales. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$6,442	$10,882	$26,535	$31,890
Lease pool equipment sales	2,119	3,204	3,019	5,536
New seismic equipment sales	158	170	275	438
SAP equipment sales	5,218	1,562	7,472	2,041

	13,937	15,818	37,301	39,905
Cost of sales:
Direct costs-equipment leasing	1,119	2,012	2,392	4,882
Lease pool depreciation	7,438	8,528	14,908	16,962
Cost of lease pool equipment sales	559	1,007	961	2,411
Cost of new seismic equipment sales	121	107	200	247
Cost of SAP equipment sales	3,882	1,134	5,701	1,514

	13,119	12,788	24,162	26,016

Gross profit	$818	$3,030	$13,139	$13,889

Gross profit %	6%	19%	35%	35%

Equipment leasing revenues decreased approximately 41% in the second quarter of fiscal 2014 from the second quarter of fiscal 2013 due primarily to declines in land leasing in the United States and Latin America, and a decline in marine leasing. These declines were partially offset by higher land leasing revenues in Europe, the Pacific Rim, Asia and Africa. For the first six months of fiscal 2014, equipment leasing revenues declined approximately 17% from the first six months of fiscal 2013 primarily due to declines in land leasing in the United States, Latin America and in marine leasing. Partially offsetting the decline in the six month periods were improved land leasing revenue in Canada, Russia, the Pacific Rim, Asia and Africa. Land leasing activity in the United States in fiscal 2014 has continued the downward trend that began in fiscal 2013, which we believe was caused by a shift in exploration spending towards drilling activity and away from seismic programs. Latin America land leasing activity has continued to encounter project delays in fiscal 2014, as discussed above. The decline in marine leasing activity in fiscal 2014 is, we believe, the result of certain projects being completed in the fourth quarter of fiscal 2013, temporary delays in the start of various new projects and an excess of used equipment becoming available in the market as discussed above. Leasing revenues in Canada and Russia in the first six months of fiscal 2014 benefited from more equipment being deployed in those areas than in the first six months of fiscal 2013. The year-over-year improvement in these areas was despite a generally softer winter season in Canada and the cancellation of a project in Russia. Leasing activity in the Pacific Rim, Asia and Africa has increased as we have deployed additional equipment into those regions. The increased activity in Asia and Africa relates to specific projects and may not necessarily be indicative of a trend in those regions.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended July 31, 2013 and 2012 was approximately $1.6 million and $2.2 million, respectively. For the first six months of fiscal 2014 and 2013 gross profit from sales of lease pool equipment was approximately $2.1 million and $3.1 million, respectively. We expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the third and fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended July 31, 2013 and 2012 was approximately $37,000 and $63,000, respectively. The gross profit from sales of new seismic equipment for the six months ended July 31, 2013 and 2012 was approximately $75,000 and $191,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. These sales increased significantly in the three and six months ended July 31, 2013 as compared to the comparable periods in the prior fiscal year as SAP completed deliveries for a variety of projects primarily in The Philippines and China. For the fiscal quarter ended July 31, 2013, SAP generated gross profit of approximately $1.3 million from these transactions as compared to approximately $428,000 in the fiscal quarter ended July 31, 2012. For the six months ended July 31, 2013, SAP generated gross profit of approximately $1.8 million from these transactions as compared to approximately $527,000 in the fiscal quarter ended July 31, 2012. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which are often times governmental agencies in the Pacific Rim.

Direct costs related to equipment leasing were approximately 17% and 18% of leasing revenues in the three months ended July 31, 2013 and 2012, respectively. For the six month ended July 31, 2013, direct costs were approximately 9% of leasing revenues, as compared to approximately 15% in the six months ended July 31, 2012. The decrease in the percentage in the six month fiscal 2014 period as compared to the prior year reflects the effect of the sub-lease of certain equipment in the six months ended July 31, 2012. Absent these sub-lease costs, the relationship between direct costs and leasing revenues reflect certain costs that are fixed and do not fluctuate with the level of leasing revenues.

For the three and six months ended July 31, 2013, lease pool depreciation decreased approximately 12% from the comparable periods in the prior fiscal year. The decrease in depreciation expense results from certain assets becoming fully depreciated, yet still producing leasing revenue and the decline in the rate of lease pool additions in fiscal 2014.

Overall, our Equipment Leasing segment generated gross profit of approximately $818,000, 6% of segment revenues, in the second quarter of fiscal 2014, as compared to $3.0 million, 19% of segment revenues, in the second quarter of fiscal 2013. For the six months ended July 31, 2013 the gross profit from our Equipment Leasing segment was approximately $13.1 million, 35% of segment revenues, as compared to $13.9 million, 35% of segment revenues in the six months ended July 31, 2012. The decline in gross profit in the second quarter of fiscal 2014 period resulted primarily from lower leasing revenue as certain costs, such as depreciation, are fixed.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Equipment sales	$7,042	$7,454	$10,976	$18,295
Cost of equipment sales	3,602	3,121	5,311	8,013

Gross profit	$3,440	$4,333	$5,665	$10,282

Gross profit %	49%	58%	52%	56%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended July 31, 2013, we shipped one GunLink 4000 system and two BuoyLink systems. Other revenues for this segment were related to the sale of other products and spare parts as well as support, engineering, training and repair services. In the three months ended July 31, 2012, we shipped one GunLink 4000 systems and no BuoyLink systems. In the first six months of fiscal 2014 we shipped one GunLink 4000 system and one BuoyLink system, as there were no shipments of major systems in the first quarter of fiscal 2014. In the first six months of fiscal 2013 we shipped three GunLink 4000 systems and three BuoyLink systems. The fluctuations in sales between comparable periods result primarily from the number of major systems delivered within those periods. Changes in product prices did not contribute materially to the difference in sales between the periods. We expect to make additional shipments of GunLink 4000 and BuoyLink systems during the balance of fiscal 2014.

The gross profit margin from the sale of Seamap equipment for the three months ended July 31, 2013 declined from that generally achieved in prior periods. In the three months ended July 31, 2013 we completed an engineering development project and recognized revenues and costs related to the final phase of this project. This project had a gross profit margin inherently lower than that historically achieved from Seamap sales. In addition, the GunLink 4000 system delivered during this period included certain design revisions that had not been previously produced. Accordingly, the costs associated with producing these initial versions were higher than historical costs. We expect costs with future systems to be more in line with historical costs.

Operating Expenses

General and administrative expenses for the three months ended July 31, 2013 were approximately $6.0 million, compared to approximately $5.7 million for the three months ended July 31, 2012. Such expenses for the six months ended July 31, 2013 were approximately $12.1 million, compared to approximately $11.0 million for the six months ended July 31, 2012. The increase in the fiscal 2014 period reflects lower overhead absorption from Seamap and increased personnel related costs. Included in general and administrative expenses for the three months ended July 31, 2013 and 2012 is stock-based compensation expense of approximately $287,000 and $870,000, respectively. For the six months ended July 31, 2013 and 2012, stock-based compensation expense amounted to approximately $553,000 and $1.1 million, respectively. The decline in stock-based compensation expense in the fiscal 2014 periods reflects lower restricted stock and stock option awards in those periods.

In the six months ended July 31, 2012, we recorded a recovery of doubtful accounts receivable of approximately $428,000 related to accounts receivable previously determined to be uncollectable.

Other Income (Expense)

Net interest income for the three months ended July 31, 2013 declined to approximately $160,000, as compared to net interest expense of approximately $96,000 for the three months ended July 31, 2012. For the six months ended July 31, 2013, net interest income was approximately $157,000, as compared to net interest expense of approximately $101,000 for the six months ended July 31, 2012. The variation between the comparable periods is due primarily to lower average borrowings under our revolving credit agreement and interest income earned on excess cash balances.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. These entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. In the three and six months ended July 31, 2013, we had net foreign exchange gains of approximately $1.0 million and $739,000, respectively. These net gains resulted primarily from fluctuations in the value of the Euro, Colombian peso and Russian ruble versus the U.S. dollar. In the three months ended July 31, 2012, we had a net foreign exchange gain of approximately $29,000 and in the six months ended July 31, 2012 a net foreign exchange loss of approximately $569,000. The net loss in the six month period resulted primarily from fluctuations in the value of the Euro, Colombian peso, Canadian dollar, Russian ruble and Singapore dollar versus the U.S. dollar in that period.

Provision for Income Taxes

Our tax provision for the three months ended July 31, 2013 was a benefit of approximately $273,000, which is an effective tax rate of approximately 28%. For the three months ended July 31, 2012, our tax provision was a benefit of approximately $5.1 million, which included a benefit of approximately $5.3 million related to the settlement with the Canadian Revenue Authority and the Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of certain of our Canadian income tax returns. Without the effect of this settlement, our tax provision for the three months ended July 31, 2012 would have been approximately $174,000, which is an effective tax rate of approximately 13.5%. For the six months ended July 31, 2013, our tax provision is approximately $1.3 million, which is an effective rate of approximately 19%. For the six months ended July 31, 2012, without the effect of the benefit discussed above, our tax provision would have been approximately $2.8 million, which is an effective tax rate of approximately 23%. Our effective tax rate is less than the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions.

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

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our revolving credit facility, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as for the purchase of additional lease pool equipment or to make an acquisition, we may seek to issue other debt or equity securities. We have on file with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof. We currently have no plans to issue any such securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$15,961	$29,280
Net cash used in investing activities	(5,215)	(22,265)
Net cash used in financing activities	(5,296)	(1,198)
Effect of changes in foreign exchange rates on cash and cash equivalents	(302)	441

Net increase in cash and cash equivalents	$5,148	$6,258

As of July 31, 2013, we had working capital of approximately $56.9 million, including cash and cash equivalents and restricted cash of approximately $21.0 million, as compared to working capital of approximately $48.4 million, including cash and cash equivalents and restricted cash of approximately $16.0 million, at January 31, 2013. The increase in working capital resulted primarily from net income generated during the first six months of fiscal 2014.

Net cash provided by operating activities was approximately $16.0 million in the first six months of fiscal 2014 as compared to approximately $29.3 million in the first six months in fiscal 2013. This decrease resulted primarily from the decrease in net income and lower collections of accounts receivable in the fiscal 2014 period.

Net cash flows used in investing activities for the six months ended July 31, 2013 included purchases of seismic equipment held for lease totaling approximately $7.8 million, as compared to approximately $27.3 million in the six months ended July 31, 2012. There was approximately $1.2 million in accounts payable at July 31, 2013 related to lease pool purchases. At January 31, 2013, there was approximately $4.2 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $4.8 million in the first six months of fiscal 2014, as compared to approximately $17.8 million in the first six months of fiscal 2013. As of July 30, 2013, we had commitments for the purchase of lease pool equipment totaling approximately $2.0 million. Due to the softness we have encountered in certain markets, we have reduced our prior estimates of lease pool additions for fiscal 2014. We expect additions to our lease pool for all of fiscal 2014 to total between $18 million and $23 million. However, should additional demand not develop as we currently expect, we may reduce the expected purchases. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our revolving credit facility.

In the first six months of fiscal 2014, proceeds from the sale of lease pool equipment totaled approximately $3.0 million, compared to approximately $5.5 million in the first six months of fiscal 2013. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Net cash used in financing activities was approximately $5.3 million in the first six months of fiscal 2014 compared to approximately $1.2 million used in financing activities in the first six months of fiscal 2013. During the six months ended July 31, 2013, we made net repayments of approximately $4.0 million on our revolving credit facility. In addition, during this period, we repurchased 102,900 shares of our common stock for a total of approximately $1.5 million, pursuant to a share repurchase program approved by our Board of Directors in April 2013. During the six months ended July 31, 2012, we had net repayments under our revolving credit facility of approximately $150,000 and made payments totaling approximately $1.5 million under other debt instruments.

On August 2, 2013 we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A. (“HSBC”) as administrative agent. The Credit Agreement replaced our existing $50 million revolving credit agreement with First Victoria National Bank, which agreement was cancelled as of August 2, 2013. Proceeds from the Credit Agreement may be used for working capital and general corporate needs. Up to $10.0 million of the Credit Agreement may be used to secure letters of credit.

The Credit Agreement provides for Eurodollar loans which bear interest at the Eurodollar base rate plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. The initial margins for Eurodollar loans and ABR loans are 2.50% and 1.50%, respectively. We have agreed to pay a commitment fee on the used portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. The initial commitment fee rate is 0.375%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of the effective date of the Credit Agreement and as of August 30, 2013, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default include a change in control provision.

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ration of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in pro forma compliance with all financial covenants as of July 31, 2013:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended July 31, 2013
Leverage Ratio	Not more than 2.00 to 1.00	0.02 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	96.14 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA—$42.5 million

As of August 30, 2013 approximately $1.0 million was outstanding under the Credit Agreement.

Upon the cancellation of our previous revolving credit agreement on August 2, 2013 there were no outstanding borrowings and $622,000 in letters of credit outstanding. We have posted cash collateral of $622,000 to secure these letters of credit, pending their cancellation or replacement with new letters of credit issued pursuant to the Credit Agreement.

We have entered into equipment purchase agreements with Sercel whereby we have agreed to purchase minimum quantities of certain products throughout the terms of the agreements. We estimate the total value of this equipment to be approximately $26.8 million, of which we have purchased approximately $9.0 million through July 31, 2013.

As of July 31, 2013, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $20.0 million. These funds may generally be transferred to our accounts in the United States without restriction; however, we have determined that the undistributed earnings of our foreign subsidiaries have been permanently reinvested outside of the United States and, therefore, we do not anticipate repatriating these funds to the United States. If we were to transfer these undistributed earnings to the United States, we would likely incur additional income taxes in the United States which are not currently reflected in our consolidated financial statements. In addition, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. As of July 31, 2013, net inter-company indebtedness of our foreign subsidiaries to the parent company amounted to approximately $914,000. These amounts can generally be transferred to the United States without the adverse tax consequences discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2013, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $12.1 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $1,210,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble, Colombian peso, the euro and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 71% of our net assets as of July 31, 2013 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of July 31, 2013, there were no borrowings outstanding under our revolving credit facility. This facility was replaced by the Credit Agreement as of August 2, 2013. The Credit Agreement provides for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Should our borrowings under the Credit Agreement increase we could be subject to fluctuations in interest rates which in turn would impact our interest costs. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under this facility, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 have not materially changed.

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

MITCHAM INDUSTRIES, INC.

Date: September 5, 2013	/s/ Robert P. Capps
Robert P. Capps
Executive Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Each exhibit identified below is part of this Form 10-Q. Exhibits filed with this Form 10-Q are designated by the cross symbol (†) and exhibits furnished with this Form 10-Q are designated by the asterisk symbol (*). All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1	(i)

10.1†	Amendment No. 1 To The Equipment Purchase Agreement Unite RAU 1, dated June 12, 2013 between the Company and Sercel Inc.

10.2†	Equipment Purchase Agreement Unite RAUeX-3 dated June 12, 2013 between the Company and Sercel Inc.

10.3	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013	000-25142	Appendix A

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document