Form 10-Q
period 2013-10-31
MITCHAM INDUSTRIES INC
filed 2013-12-11
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,797,576 shares of common stock, $0.01 par value, were outstanding as of December 10, 2013.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,209	$15,150
Restricted cash	710	801
Accounts receivable, net	25,012	23,131
Current portion of contracts and notes receivable	1,127	2,096
Inventories, net	8,490	6,188
Prepaid income taxes	1,975	5,591
Deferred tax asset	1,976	1,842
Prepaid expenses and other current assets	4,232	3,079

Total current assets	67,731	57,878
Seismic equipment lease pool and property and equipment, net	106,631	119,608
Intangible assets, net	3,447	3,989
Goodwill	4,320	4,320
Deferred tax asset	6,409	4,296
Other assets	34	316

Total assets	$188,572	$190,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,469	$6,921
Current maturities – long-term debt	110	145
Deferred revenue	497	539
Accrued expenses and other current liabilities	2,505	1,875

Total current liabilities	11,581	9,480
Non-current income taxes payable	376	376
Long-term debt, net of current maturities	3,140	4,238

Total liabilities	15,097	14,094
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,872 and 13,763 shares issued at October 31, 2013 and January 31, 2013, respectively	139	138
Additional paid-in capital	117,599	116,506
Treasury stock, at cost (1,075 and 926 shares at October 31, 2013 and January 31, 2013, respectively)	(7,075)	(4,860)
Retained earnings	59,334	56,348
Accumulated other comprehensive income	3,478	8,181

Total shareholders’ equity	173,475	176,313

Total liabilities and shareholders’ equity	$188,572	$190,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Equipment leasing	$7,900	$11,062	$34,435	$42,952
Lease pool equipment sales	3,169	1,873	6,188	7,409
Seamap equipment sales	5,537	4,495	16,422	22,301
Other equipment sales	3,669	1,143	11,416	3,622

Total revenues	20,275	18,573	68,461	76,284

Cost of sales:
Direct costs - equipment leasing	1,465	1,663	3,857	6,308
Direct costs - lease pool depreciation	7,216	8,308	22,021	25,139
Cost of lease pool equipment sales	1,119	1,341	2,080	3,752
Cost of Seamap and other equipment sales	5,522	2,907	16,653	12,445

Total cost of sales	15,322	14,219	44,611	47,644

Gross profit	4,953	4,354	23,850	28,640
Operating expenses:
General and administrative	6,086	5,854	18,173	16,907
Provision for (recovery of) doubtful accounts	1,048	—	1,048	(443)
Depreciation and amortization	371	362	1,124	1,031

Total operating expenses	7,505	6,216	20,345	17,495

Operating (loss) income	(2,552)	(1,862)	3,505	11,145
Other income (expenses):
Interest, net	(37)	79	120	(22)
Other, net	(517)	(395)	222	(964)

Total other income (expenses)	(554)	(316)	342	(986)

(Loss) income before income taxes	(3,106)	(2,178)	3,847	10,159
Benefit (provision) for income taxes	478	956	(861)	3,477

Net (loss) income	$(2,628)	$(1,222)	$2,986	$13,636

Net (loss) income per common share:
Basic	$(0.21)	$(0.10)	$0.23	$1.07

Diluted	$(0.21)	$(0.10)	$0.23	$1.03

Shares used in computing net income per common share:
Basic	12,767	12,771	12,766	12,687
Diluted	12,767	12,771	13,180	13,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2013	2012	2013	2012
Net (loss) income	$(2,628)	$(1,222)	$2,986	$13,636
Change in cumulative translation adjustment	1,488	508	(4,703)	363

Comprehensive (loss) income	$(1,140)	$(714)	$(1,717)	$13,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,986	$13,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,242	26,270
Stock-based compensation	839	1,323
Provision for doubtful accounts, net of charge offs	1,048	(636)
Provision for inventory obsolescence	70	178
Gross profit from sale of lease pool equipment	(4,108)	(3,657)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(44)	(441)
Deferred tax provision	(2,495)	(3,524)
Changes in non-current income taxes payable	—	(5,003)
Changes in working capital items:
Accounts receivable	(4,569)	17,662
Contracts and notes receivable	1,277	(761)
Inventories	(2,827)	(623)
Prepaid expenses and other current assets	(1,449)	(1,341)
Income taxes payable	3,382	(7,672)
Prepaid foreign income tax	—	3,519
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,338	(2,801)

Net cash provided by operating activities	18,690	36,129

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(13,308)	(35,531)
Purchases of property and equipment	(452)	(795)
Sale of used lease pool equipment	6,188	7,409

Net cash used in investing activities	(7,572)	(28,917)

Cash flows from financing activities:
Net payments on revolving line of credit	(1,000)	650
Proceeds from equipment notes	—	180
Payments on borrowings	(105)	(1,528)
Net purchases of short-term investments	30	—
Proceeds from issuance of common stock upon exercise of options	275	331
Purchase of treasury stock	(2,200)	—
Excess tax benefit from exercise of non-qualified stock options and restricted shares	44	441

Net cash (used in) provided by financing activities	(2,956)	74
Effect of changes in foreign exchange rates on cash and cash equivalents	897	1,417

Net change in cash and cash equivalents	9,059	8,703
Cash and cash equivalents, beginning of period	15,150	15,287

Cash and cash equivalents, end of period	$24,209	$23,990

Supplemental cash flow information:
Interest paid	$206	$447
Income taxes (refunded) paid	$(74)	$8,222
Purchases of seismic equipment held for lease in accounts payable at end of period	$5,208	$835

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2013 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2013, the results of operations for the three and nine months ended October 31, 2013 and 2012, and the cash flows for the nine months ended October 31, 2013 and 2012, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2014.

2.	Organization

The Company was incorporated in Texas in 1987. The Company, through its wholly-owned Canadian subsidiary, Mitcham Canada, ULC. (“MCL”), its wholly-owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly- owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly-owned Singaporean subsidiary, Mitcham Marine Leasing Pte Ltd. (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly-owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries, with manufacturing, support and sales facilities based in Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.

3.	Restricted Cash

The Company has pledged approximately $622,000 in short-term deposits as of October 31, 2013 as collateral to secure letters of credit related to import bonds posted with various foreign customs authorities. Also, in connection with certain contracts, SAP has pledged approximately $88,000 in short-term time deposits as of October 31, 2013 to secure performance obligations under those contracts. The amount of security will be released as the contractual obligations are performed over the remaining terms of the contracts, which is estimated to be in the quarter ending January 31, 2014.

As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

4.	Balance Sheet

	October 31, 2013	January 31, 2013
	(in thousands)
Accounts receivable:
Accounts receivable	$29,028	$26,505
Allowance for doubtful accounts	(4,016)	(3,374)

Total accounts receivable, net	$25,012	$23,131

Contracts and notes receivable:
Contracts receivable	$858	$904
Notes receivable	269	1,471
Less current portion	(1,127)	(2,096)

Long-term portion	$—	$279

Contracts receivable consisted of $858,000 due from two customers as of October 31, 2013 and $904,000 due from two customers as of January 31, 2013. Notes receivable of $269,000 at October 31, 2013 and $1,471,000 at January 31, 2013 relate to promissory notes issued by a customer in settlement of a trade account receivable. As of October 31, 2013, the amounts due pursuant to these agreements bear interest at an average of approximately 8.7% per year and have remaining repayment terms of five to 11 months. These agreements are collateralized by seismic equipment and are considered collectable; thus, no allowances have been established for them.

	October 31, 2013	January 31, 2013
	(in thousands)
Inventories:
Raw materials	$4,354	$3,103
Finished goods	4,248	3,531
Work in progress	1,056	627

	9,658	7,261
Less allowance for obsolescence	(1,168)	(1,073)

Total inventories, net	$8,490	$6,188

	October 31, 2013	January 31, 2013
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$238,164	$241,395
Land and buildings	366	366
Furniture and fixtures	8,943	8,899
Autos and trucks	799	748

	248,272	251,408
Accumulated depreciation and amortization	(141,641)	(131,800)

Total seismic equipment lease pool and property and equipment, net	$106,631	$119,608

5.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 10/31/2013	October 31, 2013			January 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	6.7	$3,537	$(1,814)	$1,723	$3,503	$(1,625)	1,878
Customer relationships	4.3	2,302	(1,055)	1,247	2,402	(876)	1,526
Patents	4.3	693	(318)	375	724	(264)	460
Trade name	4.3	189	(87)	102	197	(72)	125

Amortizable intangible assets		$6,721	$(3,274)	$3,447	$6,826	$(2,837)	$3,989

As of October 31, 2013, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the three months ended October 31, 2013.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $164,000 and $169,000 for the three months ended October 31, 2013 and 2012, respectively, and $493,000 and $506,000 for the nine months ended October 31, 2013 and 2012, respectively. As of October 31, 2013, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2014	$163
2015	655
2016	655
2017	655
2018	655
2019 and thereafter	664

Total	$3,447

6.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	October 31, 2013	January 31, 2013
Revolving line of credit	$3,000	$4,000
Other equipment notes	250	383

	3,250	4,383
Less current portion	(110)	(145)

Long-term debt	$3,140	$4,238

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement is a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank) as lenders.

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of October 31, 2013, the base rate margin was 150 basis points and the Eurodollar margin was 250 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the nine months ended October 31, 2013.

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

The Company’s average borrowings under the Credit Agreement and the predecessor revolving credit facility for the nine months ended October 31, 2013 and 2012 were approximately $3,031,000 and $14,084,000, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

7.	Income Taxes

Prepaid taxes of approximately $2.0 million at October 31, 2013 consisted of approximately $400,000 of foreign taxes and approximately $1.6 million of domestic federal and state taxes. Prepaid income taxes of approximately $5.6 million at January 31, 2013 consisted of approximately $4.2 million of foreign taxes and approximately $1.4 million of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2010.

In September 2013, the Internal Revenue Service (“IRS”) initiated an examination of the Company’s federal income tax return for the fiscal year ended January 31, 2013. As of December 10, 2013, the IRS has not proposed any adjustments as a result of this examination.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2008.

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the IRS regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. The issues related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been made or proposed to the Company’s Canadian and United States income tax returns for the years ended January 31, 2004 through January 31, 2012. These changes are estimated to result in a net reduction to consolidated income tax expense of approximately $141,000, which amount was reflected in the Company’s benefit from income taxes for the nine months ended October 31, 2012.

As a result of the settlement, in the nine months ended October 31, 2012, the Company recognized the benefit of certain tax positions amounting to approximately $3.3 million and reversed previous estimates of potential penalties and interest amounting to approximately $1.9 million.

The effective tax rate for the nine months ended October 31, 2013 was approximately 22.4%. Without the effect of the $5.2 million tax benefit noted above, the effective tax rate for the nine months ended October 31, 2012 was 17.9%.

These rates are generally less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,767	12,771	12,766	12,687
Stock options	359	415	390	558
Unvested restricted stock	19	20	24	19

Total weighted average common share equivalents	378	435	414	577

Diluted weighted average common shares outstanding	13,145	13,206	13,180	13,264

For the three months ended October 31, 2013 and 2012, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

9.	Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the nine months ended October 31, 2013, the Company repurchased 147,900 shares of its common stock at an average price of approximately $14.82 per share. These shares are reflected as treasury stock in the accompanying financial statements. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

10.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2013 was approximately $287,000 and $839,000, respectively, and, during the three and nine months ended October 31, 2012 was approximately $259,000 and $1.3 million, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2013	As of January 31, 2013
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$168,343	$171,971
Seamap	20,236	18,578
Eliminations	(7)	(142)

Consolidated	$188,572	$190,407

Results for the three months ended October 31, 2013 and 2012 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2013	2012	2013	2012	2013	2012
Equipment Leasing	$14,738	$14,078	$(3,398)	$(2,760)	$(3,733)	$(2,714)
Seamap	5,608	4,839	804	1,232	585	870
Eliminations	(71)	(344)	42	(334)	42	(334)

Consolidated	$20,275	$18,573	$(2,552)	$(1,862)	$(3,106)	$(2,178)

Results for the nine months ended October 31, 2013 and 2012 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2013	2012	2013	2012	2013	2012
Equipment Leasing	$52,039	$53,983	$1,332	$2,954	$1,598	$2,378
Seamap	16,584	23,134	2,038	8,410	2,114	8,000
Eliminations	(162)	(833)	135	(219)	135	(219)

Consolidated	$68,461	$76,284	$3,505	$11,145	$3,847	$10,159

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$14,738	$14,078	$52,039	$53,983
Seamap	5,608	4,839	16,584	23,134
Inter-segment sales	(71)	(344)	(162)	(833)

Total revenues	20,275	18,573	68,461	76,284

Cost of sales:
Equipment Leasing	12,784	12,177	36,946	38,193
Seamap	2,651	2,052	7,962	10,065
Inter-segment costs	(113)	(10)	(297)	(614)

Total cost of sales	15,322	14,219	44,611	47,644

Gross profit	4,953	4,354	23,850	28,640
Operating expenses:
General and administrative	6,086	5,854	18,173	16,907
Provision for (recovery of) doubtful accounts	1,048	—	1,048	(443)
Depreciation and amortization	371	362	1,124	1,031

Total operating expenses	7,505	6,216	20,345	17,495

Operating (loss) income	$(2,552)	$(1,862)	$3,505	$11,145

EBITDA (1)	$4,549	$6,446	$26,969	$36,451
Adjusted EBITDA (1)	$4,836	$6,705	$27,808	$37,774
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net (loss) income	$(2,628)	$(1,222)	$2,986	$13,636
Interest (income) expense, net	37	(79)	(120)	22
Depreciation and amortization	7,618	8,703	23,242	26,270
(Benefit) provision for income taxes	(478)	(956)	861	(3,477)

EBITDA (1)	4,549	6,446	26,969	36,451
Stock-based compensation	287	259	839	1,323

Adjusted EBITDA (1)	$4,836	$6,705	$27,808	$37,774

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$2,729	$6,849	$18,690	$36,129
Stock-based compensation	(287)	(259)	(839)	(1,323)
Provision for doubtful accounts	(1,048)	619	(1,048)	636
Changes in trade accounts, contracts and notes receivable	2,053	(6,029)	3,292	(16,901)
Interest paid	124	122	206	447
Taxes paid , net of refunds	(3,699)	1,187	(74)	8,222
Gross profit from sale of lease pool equipment	2,050	532	4,108	3,657
Changes in inventory	1,799	253	2,827	623
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	886	758	(1,338)	2,801
Changes in prepaid expenses and other current assets	67	—	1,449	—
Other	(125)	2,414	(304)	2,160

EBITDA (1)	$4,549	$6,446	$26,969	$36,451

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the predecessor revolving credit facility and the Credit Agreement each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2013 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

Seismic equipment leasing is normally susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in winter months, from December or January through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of unstable terrain. In other areas of the world, such as South America, Southeast Asia and the Pacific Rim, periods of heavy rain can impair seismic operations. These periods of heavy rain often occur during the months of February through May in parts of South America. We are able, in some cases, to transfer our equipment from one region to another in order to accommodate seasonal demand and to increase our equipment utilization.

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

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). Seamap’s business is generally not impacted by seasonal conditions, as is the case with our land leasing operations. However, Seamap may experience significant fluctuations in its business in the future. The timing of deliveries and sales is often dependent upon the availability of the customer’s vessel for delivery and installation of the equipment. Given the relatively large size of some orders, this can result in significant variations in revenues from period to period.

Business Outlook

Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” Because an accurate and reliable census of active crews does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain.

During fiscal 2013, we experienced an unexpected softening of demand for land seismic equipment in certain markets, specifically Latin America and Europe, and we saw sporadic land leasing demand in the United States, each as more fully discussed below. This situation has continued into fiscal 2014 to a large degree, as discussed more fully below. We experienced marginal improvement in the third quarter of fiscal 2014 and expect seasonal improvement in the fourth quarter of fiscal 2014; however, there remains much uncertainty as to the magnitude of the future improvement, if any.

In Latin America, specifically in Colombia, we have experienced a series of delays in anticipated projects due to permitting, labor and logistical difficulties encountered by our existing and potential customers. A significant number of projects have been recently awarded to seismic contractors in Colombia, which we believe could indicate improving activity in that region. Land leasing activity in the area remained subdued in the third quarter of fiscal 2014. We have seen indications of renewed activity in Latin America, where we have delivered equipment for new contracts and are staging equipment for other contracts. Therefore, we expect increased leasing activity in the fourth quarter of fiscal 2014. Certain projects in Colombia did not commence as anticipated, and it now appears that many projects scheduled to be completed in calendar 2013 will not take place until calendar 2014. Based on our discussions with customers and others in the industry, we believe there is considerable future demand for seismic services and equipment in Latin America, including Colombia, Bolivia, Brazil and other areas. Therefore, we remain optimistic about the future of our land leasing operations in Latin America. However, given our experience in recent periods and reports of on-going permitting, labor and security issues in parts of Colombia, the timing of many projects in Latin America continues to be uncertain. We have recently experienced an increase in demand for specific types of wireless recording equipment in this region. Accordingly, we have recently purchased additional amounts of this equipment and have initially deployed it into Latin America for use on a particular project scheduled to begin in the first quarter of fiscal 2015.

Leasing revenues in the United States declined over the course of fiscal 2013 and through the third quarter of fiscal 2014. We believe this decline, and the sporadic activity we have experienced in this region, has been due to an overall slow-down in exploration activity in the United States and the diversion of exploration budgets to drilling programs rather than seismic exploration. We do expect increased leasing revenues from this region in the fourth quarter of fiscal 2014 due to a particular project. This improvement is not necessarily indicative of a trend and this project is not expected to extend beyond the fourth quarter. However, there are indications from some customers that they expect improved activity in the United States during calendar 2014. The effect of any such improvement on our business cannot be determined at this time.

Activity in Europe has been considerably lower in fiscal 2013 as compared to fiscal 2012. Political changes, fiscal issues and environmental concerns, we believe, caused delays in many energy projects in Europe, particularly non-conventional natural gas projects. The effect of these matters continued into the first six months of fiscal 2014. However, we experienced a significant increase in rental activity in the market in the third quarter of fiscal 2014, which is expected to continue into a portion of the fourth quarter. Leasing activity in Europe is expected to decline late in the fourth quarter and into the first quarter of fiscal 2015 due to seasonal issues. However, based on discussions with our customers there are indications of continued improved leasing activity in Europe over the balance of fiscal 2015.

As the seismic industry in Russia is generally seasonal, most seismic projects are scheduled for the winter season, which would encompass the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. Should this business develop as preliminarily indicated, we expect an improvement in our land leasing business in this area over the comparable periods one year ago. In response, we expect to deploy additional equipment to that region, including equipment from Europe as projects there are completed.

Based on firm orders received to date and discussions with our customers, we expect the winter season in Canada this year to be generally weaker than last year, as it appears that some oil and gas companies are delaying or canceling seismic projects. We have, however, recently deployed newly purchased wireless equipment to Canada to support a particular project. We expect this project to at least partially offset any decline in our rental business in Canada in the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015 over the comparable periods one year ago.

We have recently experienced an improvement in demand for our down hole seismic tools; and based on outstanding orders and inquiries, we expect this improvement to continue into the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. However, demand for down hole seismic tools tends to be sporadic and projects utilizing this equipment are often subject to delays or cancellation.

We have recently seen a decline in demand in our marine rental business. Due to industry consolidation and restructuring we believe there to be an oversupply of used marine equipment available on the market, which has had a negative impact on the demand for our products and services. We believe this situation to be temporary.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of existing GunLink and BuoyLink products to newer versions or systems with greater functionality. Recently, some marine seismic contractors have reported softening of demand and therefore pressure on the pricing to their customers. We do not believe this has had a material impact on our business to date. However, should this situation persist, we could experience a decline in demand for our Seamap products and for marine leasing products. This could also cause customers to delay expansion or upgrade plans.

In June 2013 we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement we will manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels. This fleet currently consists of 13 vessels, with three additional vessels under development. The deployment will take place over a period of several years. This arrangement did not have a material impact on our results of operations in the three or nine months ended October 31, 2013. While we do expect to deliver some equipment pursuant to this arrangement in the fourth quarter of fiscal 2014, we do not expect it to have a material effect on our results of operations for that period.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business and our income from operations.

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $190 million in equipment purchases during the five years ended January 31, 2013. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. From time to time we will seek to sell certain types of equipment from our lease pool, such as older technology or equipment for which demand is declining, and redeploy that capital into other types of equipment. Due to the recent softening in demand in our leasing business, we reduced the level of additions to our lease pool during the first nine months of fiscal 2014. During this period we added approximately $14.3 million of equipment to our lease pool, as compared to approximately $26.5 million in the first nine months of fiscal 2013. However, subsequent to October 31, 2013, we added approximately $29.0 million of new wireless recording equipment to our lease pool in response to specific demand from certain customers. We had not previously anticipated these additions. These purchases expand the availability of certain types of land recording equipment within our lease pool. We believe that, in addition to meeting the current specific demand from customers, this will allow us to expand our relationship with existing and new customers in various geographic regions in the future.

Historically, there have been two or three primary manufacturers of land seismic equipment. Recently, the industry has seen the emergence of additional entities seeking to introduce new equipment, particularly wireless recording equipment. Accordingly, significant competition among these new and existing manufacturers has developed. This competition has, we believe, led to pricing pressure for the manufacturers of equipment. While we benefit from lower prices for new equipment, this situation has also begun to have a negative impact on the pricing for our products and services. We have not been able to determine the magnitude of this impact on our results to date.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2013 and 2012, revenues from international customers totaled approximately $16.8 million and $15.0 million, respectively. These amounts represent 83% and 81% of consolidated revenues in those periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended October 31, 2013 and 2012 were approximately $20.3 million and $18.6 million, respectively. The increase between the two periods was due to higher lease pool, Seamap and other equipment sales, offset by lower leasing revenues. Revenues for the nine months ended October 31, 2013 and 2012 were approximately $68.5 million and $76.3 million, respectively. The decline between the nine-month periods was due primarily to lower leasing revenues and lower Seamap equipment sales, offset by higher other equipment sales. For the three months ended October 31, 2013, we incurred an operating loss of approximately $2.6 million, compared to an operating loss of approximately $1.9 million for the three months ended October 31, 2012. For the nine months ended October 31, 2013, we generated an operating profit of approximately $3.5 million, compared to $11.1 million in the nine months ended October 31, 2012. The decrease in operating profit in the three and nine months ended October 2013 as compared to the same periods a year ago was due primarily to lower leasing revenues. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$7,900	$11,062	$34,435	$42,952
Lease pool equipment sales	3,169	1,873	6,188	7,409
New seismic equipment sales	294	181	569	619
SAP equipment sales	3,375	962	10,847	3,003

	14,738	14,078	52,039	53,983
Cost of sales:
Direct costs-equipment leasing	1,466	1,664	3,857	6,546
Lease pool depreciation	7,279	8,314	22,188	25,276
Cost of lease pool equipment sales	1,119	1,341	2,080	3,752
Cost of new seismic equipment sales	234	111	434	358
Cost of SAP equipment sales	2,686	747	8,387	2,261

	12,784	12,177	36,946	38,193

Gross profit	$1,954	$1,901	$15,093	$15,790

Gross profit %	13%	14%	29%	29%

Equipment leasing revenues decreased approximately 29% in the third quarter of fiscal 2014 from the third quarter of fiscal 2013 due primarily to declines in land leasing in the United States and Latin America and a decline in marine leasing. These declines were partially offset by higher land leasing revenues in Europe, the Pacific Rim, Asia and Africa and higher down hole equipment leasing revenue. For the first nine months of fiscal 2014, equipment leasing revenues declined approximately 20% from the first nine months of fiscal 2013 primarily due to declines in land leasing in the United States and Latin America and in marine leasing. Partially offsetting the decline in the nine month periods were improved land leasing revenue in Canada, Russia, Europe, the Pacific Rim, Asia and Africa, as well as higher down hole equipment leasing revenue. Land leasing activity in the United States in fiscal 2014 has continued the downward trend that began in fiscal 2013, which we believe was caused by a shift in exploration spending towards drilling activity and away from seismic programs. Latin America land leasing activity has continued to encounter project delays in fiscal 2014, as discussed above. The decline in marine leasing activity in fiscal 2014 is, we believe, the result of certain projects being completed in the fourth quarter of fiscal 2013, temporary delays in the start of various new projects and an excess of used equipment becoming available in the market as discussed above. In addition, as discussed below, in the third quarter of fiscal 2014, we sold certain marine equipment from our lease pool. Leasing revenues in Canada and Russia in the first nine months of fiscal 2014 benefited from more equipment being deployed in those areas than in the first nine months of fiscal 2013. The year-over-year improvement in these areas was despite a generally softer winter season in Canada and the cancellation of a project in Russia. Leasing activity in the Pacific Rim, Asia and Africa has increased as we have deployed additional equipment into those regions. The increased activity in Asia and Africa related to specific projects and may not necessarily be indicative of a trend in those regions. We believe the increase in down hole equipment leasing reflects the shift towards greater drilling and development expenditures.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended October 31, 2013 and 2012 was approximately $2.0 million and $532,000, respectively. For the first nine months of fiscal 2014 and 2013, gross profit from sales of lease pool equipment was approximately $4.1 million and $3.7 million, respectively. In the three months ended October 31, 2013, we sold certain marine equipment from our lease pool, as we believe the market for this particular equipment may shrink significantly in the future. We expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended October 31, 2013 and 2012 was approximately $60,000 and $70,000, respectively. The gross profit from sales of new seismic equipment for the nine months ended October 31, 2013 and 2012 was approximately $135,000 and $261,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. These sales increased significantly in the three and nine months ended October 31, 2013 as compared to the comparable periods in the prior fiscal year as SAP completed deliveries for a variety of projects primarily in Indonesia, the Philippines and China. For the fiscal quarter ended October 31, 2013, SAP generated gross profit of approximately $689,000 from these transactions as compared to approximately $215,000 in the fiscal quarter ended October 31, 2012. For the nine months ended October 31, 2013, SAP generated gross profit of approximately $2.5 million from these transactions as compared to approximately $742,000 in the nine months ended October 31, 2012. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which are often times governmental agencies in the Pacific Rim.

Direct costs related to equipment leasing were approximately 19% and 15% of leasing revenues in the three months ended October 31, 2013 and 2012, respectively. For the nine months ended October 31, 2013, direct costs were approximately 11% of leasing revenues, as compared to approximately 15% in the nine months ended October 31, 2012. The higher percentages for the three months ended October 31, 2013 and the nine months ended October 31, 2012 reflect the effect of the sub-lease of certain equipment. Absent these sub-lease costs, the relationship between direct costs and leasing revenues reflect certain costs that are generally fixed and do not fluctuate with the level of leasing revenues.

For the three and nine months ended October 31, 2013, lease pool depreciation decreased approximately 12% from the comparable periods in the prior fiscal year. The decrease in depreciation expense results from certain assets becoming fully depreciated, yet still producing leasing revenue and the decline in the rate of lease pool additions in fiscal 2014. We expect lease pool depreciation to increase in the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015 due to the impact of recent additions to our lease pool as discussed above.

Overall, our Equipment Leasing segment generated gross profit of approximately $2.0 million, 13% of segment revenues, in the third quarter of fiscal 2014, as compared to $1.9 million, 14% of segment revenues, in the third quarter of fiscal 2013. For the nine months ended October 31, 2013, the gross profit from our Equipment Leasing segment was approximately $15.1 million, 29% of segment revenues, as compared to $15.8 million, 29% of segment revenues, in the nine months ended October 31, 2012.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Equipment sales	$5,608	$4,839	$16,584	$23,134
Cost of equipment sales	2,651	2,052	7,962	10,065

Gross profit	$2,957	$2,787	$8,622	$13,069

Gross profit %	53%	58%	52%	56%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2013, we did not ship any GunLink 4000 systems or BuoyLink systems. Other revenues for this segment were related to the sale of other products and spare parts as well as support, engineering, training and repair services. In the three months ended October 31, 2012, we shipped no GunLink 4000 systems and no BuoyLink systems. In the nine months ended October 31, 2013, we shipped one GunLink 4000 system and one BuoyLink system. In the nine months ended October 31, 2012, we shipped three GunLink 4000 systems and three BuoyLink systems. The fluctuations in sales between comparable periods result primarily from the number of major systems delivered within those periods. Changes in product prices did not contribute materially to the difference in sales between the periods. We had expected to ship GunLink 4000 and BuoyLink systems for a vessel upgrade project in the third quarter of fiscal 2014. However, the availability of that vessel has been delayed, and it is uncertain as to whether or not the systems will be delivered in the fourth quarter of fiscal 2014. We expect to make a shipment of GunLink 4000 and BuoyLink systems to a new-build vessel during the fourth quarter fiscal 2014.

The gross profit margin from the sale of Seamap equipment varies between the fiscal 2014 and fiscal 2013 periods primarily due to slight changes in product mix.

Operating Expenses

General and administrative expenses for the three months ended October 31, 2013 were approximately $6.1 million, compared to approximately $5.9 million for the three months ended October 31, 2012. Such expenses for the nine months ended October 31, 2013 were approximately $18.2 million, compared to approximately $16.9 million for the nine months ended October 31, 2012. The increase in the fiscal 2014 period reflects lower overhead absorption from Seamap and increased personnel related costs. Included in general and administrative expenses for the three months ended October 31, 2013 and 2012 is stock-based compensation expense of approximately $287,000 and $259,000, respectively. For the nine months ended October 31, 2013 and 2012, stock-based compensation expense amounted to approximately $839,000 and $1.3 million, respectively. The decline in stock-based compensation expense in the fiscal 2014 periods reflects lower restricted stock and stock option awards in those periods.

In the three months ended October 31, 2013, we recorded a provision for doubtful accounts receivable of approximately $1.0 million related primarily to certain accounts in Latin America and Southeast Asia. In the nine months ended October 31, 2012, we recorded a recovery of doubtful accounts receivable of approximately $443,000 related to accounts receivable previously determined to be uncollectable.

Other Income (Expense)

Net interest expense for the three months ended October 31, 2013 was approximately $37,000, as compared to net interest income of approximately $79,000 for the three months ended October 31, 2012. This reflects increased costs associated with our revolving credit facility, including commitment fees and costs. For the nine months ended October 31, 2013, net interest income was approximately $120,000, as compared to net interest expense of approximately $22,000 for the nine months ended October 31, 2012. The variation between the comparable periods is due primarily to lower average borrowings under our revolving credit agreements and interest income earned on excess cash balances, offset by higher costs in the third quarter of fiscal 2014 as discussed above.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. These entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. In the three months ended October 31, 2013, we had net foreign exchange loss of approximately $517,000 and in the nine months ended October 31, 2013, we had net foreign exchange gain of approximately $222,000. These net losses and gains resulted primarily from fluctuations in the value of the Singapore dollar, Euro, Colombian peso and Russian ruble versus the U.S. dollar. In the three and nine months ended October 31, 2012, we had a net foreign exchange losses of approximately $395,000 and $964,000, respectively.

Provision for Income Taxes

Our tax provision for the three months ended October 31, 2013 was a benefit of approximately $478,000, which is an effective tax rate of approximately 15%. For the three months ended October 31, 2012, our tax provision was a benefit of approximately $956,000, which is an effective rate of approximately 44%. For the nine months ended October 31, 2013, our tax provision is approximately $861,000, which is an effective rate of approximately 22%. For the nine months ended October 31, 2012, our tax provision was a benefit of approximately $3.5 million which included a benefit of approximately $5.2 million related to the settlement with the Canadian Revenue Authority and the Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of certain of our Canadian income tax returns. Without the effect of the benefit discussed above, our tax provision would have been approximately $1.8 million, which is an effective tax rate of approximately 18%. Our annual effective tax rate is less than the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our predecessor revolving credit facility, our Credit Agreement and, in fiscal 2012, a public offering of common stock. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our Credit Agreement, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as for the purchase of additional lease pool equipment or to make an acquisition, we may seek to issue other debt or equity securities. We have on file with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof. We currently have no plans to issue any such securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$18,690	$36,129
Net cash used in investing activities	(7,572)	(28,917)
Net cash (used in) provided by financing activities	(2,956)	74
Effect of changes in foreign exchange rates on cash and cash equivalents	897	1,417

Net increase in cash and cash equivalents	$9,059	$8,703

As of October 31, 2013, we had working capital of approximately $56.2 million, including cash and cash equivalents and restricted cash of approximately $24.9 million, as compared to working capital of approximately $48.4 million, including cash and cash equivalents and restricted cash of approximately $16.0 million, at January 31, 2013. The increase in working capital resulted primarily from net income generated during the first nine months of fiscal 2014.

Net cash provided by operating activities was approximately $18.7 million in the first nine months of fiscal 2014 as compared to approximately $36.1 million in the first nine months in fiscal 2013. This decrease resulted primarily from the decrease in net income and lower collections of accounts receivable in the fiscal 2014 period.

Net cash flows used in investing activities for the nine months ended October 31, 2013 included purchases of seismic equipment held for lease totaling approximately $13.3 million, as compared to approximately $35.6 million in the nine months ended October 31, 2012. There was approximately $5.2 million in accounts payable at October 31, 2013 related to lease pool purchases. At January 31, 2013, there was approximately $4.2 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $14.3 million in the first nine months of fiscal 2014, as compared to approximately $26.5 million in the first nine months of fiscal 2013. Subsequent to October 31, 2013, we purchased approximately $29.0 million of additional lease pool equipment. Accordingly, we expect additions to our lease pool for all of fiscal 2014 to total approximately $45.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and proceeds from our Credit Agreement.

In the first nine months of fiscal 2014, proceeds from the sale of lease pool equipment totaled approximately $6.2 million, compared to approximately $7.4 million in the first nine months of fiscal 2013. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Net cash used in financing activities was approximately $3.0 million in the first nine months of fiscal 2014 compared to approximately $74,000 provided by financing activities in the first nine months of fiscal 2013. During the nine months ended October 31, 2013, we made net repayments of approximately $1.0 million on our predecessor revolving credit facility. In addition, during this period, we repurchased 147,900 shares of our common stock for a total of approximately $2.2 million, pursuant to a share repurchase program approved by our Board of

Directors in April 2013. During the nine months ended October 31, 2012, we had net borrowings under our predecessor revolving credit facility of approximately $650,000 and made payments totaling approximately $1.5 million under other debt instruments.

On August 2, 2013 we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A. (“HSBC”) as administrative agent. The Credit Agreement replaced our existing $50 million revolving credit agreement with First Victoria National Bank. Proceeds from the Credit Agreement may be used for working capital and general corporate needs. Up to $10.0 million of the Credit Agreement may be used to secure letters of credit.

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of October 31, 2013, the margins for Eurodollar loans and ABR loans are 2.50% and 1.50%, respectively. We have agreed to pay a commitment fee on the used portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of October 31, 2013, the commitment fee rate is 0.375%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of December 10, 2013, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2013:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended October 31, 2013
Leverage Ratio	Not more than 2.00 to 1.00	0.10 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	144.75 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA - $40.4 million

As of December 10, 2013 borrowings of approximately $3.0 million and letters of credit totaling approximately $2.2 million were outstanding under the Credit Agreement.

Upon the cancellation of our predecessor revolving credit facility on August 2, 2013 there were no outstanding borrowings and $622,000 in letters of credit outstanding. We have posted cash collateral of $622,000 to secure these letters of credit, pending their cancellation or replacement with new letters of credit issued pursuant to the Credit Agreement.

We have entered into equipment purchase agreements with Sercel whereby we have agreed to purchase minimum quantities of certain products throughout the terms of the agreements. We estimate the total value of this equipment to be approximately $26.8 million, of which we have purchased approximately $10.1 million through October 31, 2013. A portion of these purchases are to be made prior to December 31, 2013. We do not expect to make all such purchases scheduled prior to this date. Under the terms of the agreements, Sercel has the right to terminate our position as the exclusive short-term rental provider for certain products should we fail to make the required purchases. We are in discussions with Sercel regarding the possible extension or amendment of these agreements. Should Sercel terminate our exclusive arrangement, we do not believe there will be a material impact on our business or results of operations.

As of October 31, 2013, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $22.9 million. These funds may generally be transferred to our accounts in the United States without restriction; however, we have determined that the undistributed earnings of our foreign subsidiaries have been permanently reinvested outside of the United States and, therefore, we do not anticipate repatriating these funds to the United States. If we were to transfer these undistributed earnings to the United States, we would likely incur additional income taxes in the United States which are not currently reflected in our consolidated financial statements. In addition, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. As of October 31, 2013, net inter-company indebtedness of our foreign subsidiaries to the parent company amounted to approximately $763,000. These amounts can generally be transferred to the United States without the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2013, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $18.2 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $1,820,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble, Colombian peso, the euro and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 70% of our net assets as of October 31, 2013 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of October 31, 2013, there was $3.0 million outstanding under the Credit Agreement. The Credit Agreement provides for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $30,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A.	Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended October 31, 2013, we repurchased shares of our common stock pursuant to a publicly announced repurchase program as follows:

	Number of Shares Repurchased	Average Price Paid per Share
August 1, 2013 – August 31, 2013	—
September 1, 2013 – September 30, 2013	45,000	$14.91
October 1, 2013 – October 31, 2013	—
Total for quarter	45,000	$14.91

The repurchase program of up to 1,000,000 shares was announced on April 3, 2013 and expires on December 31, 2014. The shares were purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18. As of October 31, 2013, 852,100 shares are available to be repurchased under this program.

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

MITCHAM INDUSTRIES, INC.

Date: December 11, 2013	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

10.1	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc. and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013.	000-25142	10.1

10.2	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013.	000-25142	10.2

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document