Form 10-K
period 2014-01-31
MITCHAM INDUSTRIES INC
filed 2014-04-03
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $201,737,254 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2014
Common Stock, $0.01 par value per share	12,832,776 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2014 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MITCHAM INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A – “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

Our Equipment Leasing segment is engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, our wholly-owned subsidiaries and our branches in Colombia and Peru. We also sell new and used seismic equipment from time to time. The subsidiaries that conduct our leasing business are Mitcham Canada ULC (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Mitcham Europe Ltd. (“MEL”) and Mitcham Marine Leasing Pte. Ltd. (“MML”). MEL and MML were formed in the year ended January 31, 2012 (“fiscal 2012”). Accordingly, the first full year of operations for those subsidiaries was the year ended January 31, 2013 (“fiscal 2013”). SAP also leases and sells oceanographic and hydrographic equipment, primarily in the Pacific Rim.

Our Manufacturing segment is engaged in the design, production and sale of marine seismic equipment. The operations of this segment are conducted through our wholly-owned subsidiaries, Seamap (UK) Ltd. (“Seamap UK”) and Seamap Pte. Ltd. (“Seamap Singapore”). We refer to this segment as our Seamap Segment, or “Seamap.”

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

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”) and Geospace Technologies Corporation (“Geospace”). However, we also purchase equipment from a number of other equipment manufacturers, including ION Geophysical Corporation (“ION”) and INOVA Geophysical Equipment Limited, an affiliate of ION. At January 31, 2014, approximately 57% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones, energy source controllers and other peripheral equipment.

We lease our equipment on a short-term basis, generally for two to six months, to seismic contractors who need equipment for a particular seismic survey. Certain equipment that is used in vertical seismic profiling, or “downhole” operations, is generally leased to oil field service companies and often for shorter periods, ranging from a few days to two weeks. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (1) the highly variable size and technological demands of individual seismic surveys, (2) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (3) the term of the lease and (4) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.

In the Equipment Leasing segment, we also sell certain equipment. Primarily through SAP, we sell equipment, consumables, systems integration, engineering hardware and software maintenance support services to companies in the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. We own certain patent rights related to, and produce, lease and sell, “heli-pickers” and related equipment to the seismic industry. This equipment is used by seismic contractors to deploy and retrieve equipment by helicopter. We believe that we are the leading provider of heli-picker equipment to the seismic industry. From time to time, we sell used equipment from our lease pool in response to specific demand or to dispose of older equipment.

Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink seismic source acquisition and control systems, commonly referred to as “air gun controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. We believe that Seamap, with the GunLink product line, is now the primary provider of new air gun controllers in the seismic industry.

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

Business Strategy

Our business strategy is to meet the needs of the seismic industry by leasing a wide range of equipment and to provide technologically advanced solutions for marine seismic applications. To accomplish this, we have identified the following major objectives:

•

Provide technologically advanced seismic equipment in response to customer demand. We determine the type of equipment to add to our lease pool based on the requirements of our customers. We intend to maintain the size and diversity of our equipment lease pool. We believe that the availability of a large and diverse seismic equipment lease pool encourages seismic data acquisition contractors and oil field service providers to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•

Continue to expand international operations. We intend to continue the expansion of our international leasing activities in new geographic areas as customer demand warrants. We believe there are opportunities to expand our international leasing and sales activities. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations. We generally expect to establish any such facilities through a “green field” approach, but we may consider making selective acquisitions from time to time.

•

Maintain relationships with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers provide us with access to technologically advanced equipment and allow us to expand our equipment lease pool through favorable pricing and delivery terms. We believe these relationships provide a competitive advantage.

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

In the exploration and development process, oil and gas companies establish requirements for seismic data acquisition programs based on their technical objectives. Because of the expense associated with drilling oil and gas wells, decisions regarding whether or where to drill are critical to the overall process. Seismic data can also be useful in designing and monitoring complex well completion programs, such as hydraulic fracturing. Since 3-D seismic data increases drilling success rates and reduces costs, we believe that 3-D seismic surveys are now predominant. As a result of the increasing requirements for this higher resolution data, which in turn requires additional channels to collect and transmit data, seismic data acquisition systems have been expanding in size during the past several years. Advances in seismic recording equipment have made it more feasible to deploy recording channels in greater density. These advances include cabled recording systems capable of handling greater amounts of data and wireless recording systems. By deploying recording channels in greater density, higher resolution images of the sub-surface can be created. Other industry advances include the use of high resolution three-component sensors (“3C”), which enhance the image of the sub-surface. These and other technical advances have contributed to increased drilling success rates and reduced oil and gas finding costs.

Oil and gas companies have begun to utilize time lapse (“4-D”) seismic techniques for producing oil and gas fields. 4-D surveys involve periodically acquiring seismic data over the same area. This allows the oil and gas company to monitor and analyze the production from existing properties and optimize production and reserve recovery.

With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys now requires seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these changes, the number of seismic survey channels has increased from smaller 2-D surveys, which typically averaged less than 1,000 channels, to larger 3-D surveys, which today are often more than 10,000 channels and sometimes use as many as 100,000 channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

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

Equipment Leasing Segment –

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

Our land equipment lease pool includes a total of approximately 290,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), including approximately 55,000 stations (165,000 channels) of digital three-component equipment and approximately 80,000 channels of wireless recording equipment. Other land equipment in our lease pool includes geophones and cables, heli-picker equipment, batteries and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 12 kilometers of streamers (recording channels that are towed behind a vessel), air guns, streamer positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 300 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool also includes energy source controllers and RGPS tracking systems that are manufactured by our Seamap segment.

We maintain a master lease agreement with each of our customers that outlines the general terms and conditions of our leases. Individual transactions are generally documented through an “equipment lease schedule” that incorporates the terms and conditions of the master lease agreement. Individual leases generally have terms of two to six months, or a few days to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and provide replacement equipment, as necessary. In addition, we occasionally provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages, other than normal wear and tear. In the case of lost or destroyed equipment, the customer is required to reimburse us for the replacement cost of the equipment, at a price specified in the lease agreement, or to provide acceptable replacement equipment. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. It is our general practice to lease our seismic equipment on a monthly basis or on a daily rate, depending on the circumstances.

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

Upon completion of a lease, the equipment must generally be returned to one of our facilities where it is inspected, tested, repaired, if necessary, and staged for another project. While the customer is normally responsible for the costs of shipping and repairs, during this time the equipment is not available for lease to another customer. Therefore, managing this process and the utilization of the equipment is an important aspect of our operations. Given the short term of most of our leases, we believe that the highest achievable annual utilization for most of our equipment is approximately 65%. However, many factors can affect this utilization rate, including the term of our leases, the shipping time required to return equipment to one of our facilities, the time required to inspect, test and repair equipment after return from a lease and the demand for the equipment.

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

Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $6.9 million, $11.4 million and $6.5 million in each of the three fiscal years ended January 31, 2014 (“fiscal 2014”), 2013 and 2012, respectively. We typically do not seek to sell our lease pool equipment on a regular basis. However, we will evaluate any opportunities for the sale of equipment from our lease pool and, based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material. Under the terms of our lease agreements, customers are responsible for lost or destroyed equipment. Charges for such lost equipment are at prices specified in the particular lease agreement and are reflected as lease pool equipment sales in the accompanying financial statements.

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

•

Sales of “heli-pickers” and related equipment. We sell a variety of equipment and supplies utilized in the deployment and retrieval of seismic equipment by helicopter, some of which we produce. This equipment is the subject of certain patent rights that we obtained in connection with our acquisition of Absolute Equipment Solutions (“AES”).

•

Sales of new seismic equipment. On occasion, we will sell new seismic equipment in response to a specific demand from a customer. These sales are made in cooperation with our suppliers of lease pool equipment and often contain a financing arrangement.

Seamap Segment –

Seamap designs, manufactures and sells a range of proprietary products for the marine seismic industry. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise control of energy sources, and (2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic sources and streamers. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers and floatation systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These include repair services, engineering services, training, field service operations and umbilical terminations.

Marine seismic contractors are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in deep water marine environments. The customer base for Seamap is generally the same as that for the marine portion of our Equipment leasing segment. Seamap’s customers operate in all areas of the world.

We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. Components for our products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are assembled, tested and shipped from our facility in Singapore.

Key Supplier Agreements

The Sercel Equipment Agreement

We had a series of supply agreements with Sercel since 1996, the most recent of which were entered into in November 2012, and amended in June 2013 (the “Equipment Agreements”). Under the Equipment Agreements, we were, with some exceptions, the exclusive worldwide authorized lessor for Sercel’s DSU3 428XL three component digital sensors and for Sercel’s Unite cable-free recording system.

Under the Equipment Agreements, we agreed not to offer financing leases or leases with terms greater than one year related to the Exclusive Products (as defined in the agreement) without Sercel’s prior consent. Sercel agreed to refer any inquires for short-term rentals of the Exclusive Products for use within the Exclusive Territory (as defined in the agreement) to us and to not recommend any competitor of ours as a source of such rentals. Sercel and we agreed to cooperate in the promotion and marketing of the Exclusive Products. We also agreed to purchase minimum amounts of certain types of equipment over a period of time and Sercel grants us specified pricing for those products.

The agreement related to the DSU3 428XL product expired by its own terms on December 31, 2013. Due to the amount of this equipment that we currently own, we determined it was not advisable to seek to extend this agreement.

Based on recent demand for the Unite product and the amount of this equipment that we already had in our lease pool, we determined that it was not advisable to purchase additional Unite equipment prior to December 31, 2013 as called for in the agreement related to Unite. We informed Sercel of our intentions and did not place orders for the minimum amount of Unite equipment called for in the agreement. Accordingly, in January 2014 Sercel terminated the agreement related to the Unite product.

While we believe we benefited from our agreements with Sercel, we also believe that, given current market conditions, it is not in our best interests to commit to minimum purchases of any particular type of equipment. We believe that our relationship with Sercel, as well as with other manufacturers, remains good and do not expect the termination of the Equipment Agreements to have a material adverse effect on our business.

Other Agreements

SAP has a number of manufacturer’s representation agreements for certain product lines, including: acoustic positioning systems, GPS systems, heave compensators and attitude sensors, hydrographic data acquisition systems, magnetometers, tide gauges and current meters, radio positioning equipment, side-scan sonar and sub-bottom profiling systems, underwater communications and location devices, echo sounders and transducers.

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

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2014, we had approximately 38 lease customers with 55 active leases of various lengths, but all for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2014, our Seamap segment had a backlog of orders amounting to approximately $5.5 million, compared to $2.2 million as of January 31, 2013. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2015.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
United States	$11,686	$23,368	$26,158

United Kingdom / Europe	23,456	27,174	21,403
Canada	13,113	13,744	13,243
Latin America (1)	7,529	15,575	17,786
Asia/South Pacific	25,256	14,173	17,810
Eurasia (2)	6,810	4,052	3,528
Other (3)	4,258	6,599	12,906

Total Non-United States	80,422	81,317	86,676

Total	$92,108	$104,685	$112,834

(1)	Includes Brazil, Colombia and Peru
(2)	Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(3)	Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2014	2013	2012
United States	$42,087	$40,908	$65,922

Canada	35,931	22,639	23,856
Australia	7,198	7,973	2,553
Russia	2,134	3,708	2,323
Latin America	18,128	23,109	21,963
Singapore	6,451	9,433	3,352
United Kingdom	218	329	232
Europe	17,426	11,509	176

Total Non-United States	87,486	78,700	54,455

Total	$129,573	$119,608	$120,377

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

One customer, Compagnie Generale de Geophysique (“CGG”), accounted for approximately 22%, 23% and 17% of our consolidated revenues in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The loss of this customer could have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A – “Risk Factors.”

Competition

Our major competitors include the seismic equipment manufacturers who sell equipment on financed terms or offer leases with purchase options and seismic contractors who might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as we do. We compete for seismic equipment leases on the basis of (1) price, (2) delivery terms, (3) availability of desired equipment and (4) location of equipment. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Some of these competitors may have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel and Geospace. However, we also acquire lease pool equipment from a number of other suppliers. Management believes that our current relationships with our suppliers are satisfactory and that we will be able to make satisfactory alternative agreements in the event of interruption of supply. For fiscal 2014, 2013 and 2012, approximately 33%, 32% and 44%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A – “Risk Factors.”

Employees

As of January 31, 2014, we employed approximately 194 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by our Seamap segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. We currently have no patents covering any of this intellectual property.

We own intellectual property relating to the design and manufacture of heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.

For additional information regarding the risks associated with our intellectual property, see Item 1A – “Risk Factors.”

Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health, protection of the environment and the manner in which chemicals and materials used in our manufacturing processes are handled and wastes generated from such operations are disposed. We have established and implemented proactive environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may, among other things, require the acquisition of permits to conduct regulated activities, impose specific safety and health criteria addressing worker protection, result in capital expenditures to limit or prevent emissions and discharges, and obligate us to use more stringent precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of injunctive relief. Spills or releases of chemicals, other regulated materials and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals, other regulated materials and wastes released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate-change that have the effect of lowering the demand for carbon-based fuels or with regard to hydraulic-fracturing that have the effect of decreasing the performance of oil or natural gas exploration or production activities by energy companies could have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in the U.S. Gulf-of-Mexico in April 2010, may delay or decrease the pace of exploration or production activities, which may have a material adverse effect on our business.

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

Historically, the demand for our products and services has been sensitive to the level of exploration spending by oil and gas companies. During the period of depressed commodity prices many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the leasing or purchasing our seismic equipment.

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

•

compliance with new or emerging laws or regulatory initiatives relating to greenhouse gas emissions, hydraulic fracturing, or safety aspects of offshore exploration and production activities that may have a material adverse effect on our customers with respect to increased costs or delays or prohibitions in obtaining drilling permits;

•

government requirements, including environmental laws and regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources; and

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

The cyclical nature of the oil and gas industry can have a significant effect on our revenues and profitability. Historically, oil and natural gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. These fluctuations have in the past, and may in the future, adversely affect our business. We are unable to predict future oil and natural gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress exploration and development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

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

A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.

In our seismic business segment, we generally market our products and services to seismic contractors. We believe there are less than 100 seismic contractors active throughout the world.

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2014, 2013 and 2012, CGG, our single largest customer, accounted for approximately 22%, 23% and 17%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 50% of our consolidated revenues in fiscal 2014. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

The financial soundness of our customers could materially affect our business and operating results.

If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues could exacerbate financial difficulties for our customer. Any inability of customers to pay us for services could adversely affect our financial condition and results of operations.

As of January 31, 2014, we had approximately $34.3 million of customer accounts and contracts receivable, of which approximately $13.4 million was over 90 days past due. For fiscal 2014 and 2012, we had net charges of approximately $1 million and $0.6 million, respectively, to our provision for doubtful accounts. In fiscal 2013, we experienced recoveries of amounts previously considered uncollectable. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

Due to the international scope of our business activities, our results of operations may be significantly affected by currency fluctuations.

Many of our foreign operations are conducted in currencies other than U.S. dollars. Those currencies include the Canadian dollar, the Australian dollar, the Singapore dollar, the Russian ruble, the Euro and the British pound sterling. These internationally-sourced revenues are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment could not be made in U.S. dollars) and fluctuations.

For example, in connection with the recent political turmoil in Ukraine, the United States has ordered sanctions against Russian officials. These current events may negatively affect the Russian economy and have negatively affected the value of the Russian ruble relative to the U.S. dollar. Continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. dollars for financial reporting purposes. Approximately 7.0% of our revenues during fiscal 2014 were attributable to our operations in Russia.

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

We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. For fiscal 2014, 2013 and 2012, approximately 87%, 78% and 76%, respectively, of our revenues were attributable to operations in foreign countries.

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

•	terrorist attacks, including kidnappings of our personnel or those of our customers;

•	political and economic uncertainties in certain countries which cause delays or cancellation of oil and gas exploration projects; and

•

the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions (including current or additional economic sanctions relating to the dispute between Russia and the Ukraine), which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate; and

•	environmental conditions and regulatory controls or initiatives in some countries, which may not be consistently applied or enforced.

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

The UK Bribery Act, which became effective in 2011, is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception as is contained in the FCPA.

Capital requirements for our operations can be large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

We have historically funded our capital requirements with cash generated from operations, cash reserves, issuance of common stock and short-term borrowings from commercial banks. Our capital requirements continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile. This was evident during the global financial crisis that arose in 2008. Furthermore, due to the historically cyclical nature of the energy business in general, and the seismic industry in particular, capital for businesses in this industry can be even more difficult and expensive to obtain.

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

Recently, seismic equipment manufacturers have introduced wireless, or cable-free, recording systems. Many seismic contractors believe that wireless recording systems offer significant operational advantages over traditional cable-based systems, particularly in certain environments. Some seismic contractors have made significant investment in wireless technology and have replaced much of their cable-based equipment. Should other contractors take this approach, it could accelerate the obsolescence of much of our lease pool of equipment. As of January 31, 2014, we have approximately 290,000 channels of ground recording equipment in our lease pool, of which approximately 80,000 channels are wireless, or cable-free, systems, manufactured by Sercel and Geospace.

Historically, there have been three major seismic equipment suppliers, Sercel, Inova and Geospace. Each of these companies currently offers wireless recording systems. However, we believe that at least five other companies are currently offering or developing similar products. Should one of the competing systems gain wide-spread acceptance among seismic contractors, it could have a material adverse effect on the demand for our current lease pool of equipment. There can be no assurance that we would be able to acquire the types of equipment that would then be in demand by our customers, which could have a material adverse effect on our financial position and results of operations.

Seasonal conditions cause fluctuations in our quarterly operating results.

Our industry and the oil and gas industry in general are subject to cyclical fluctuations. Demand for our products and services depends upon spending levels by exploration and production companies for exploration, production, development and field management of oil and natural gas reserves.

The first and fourth quarters of our fiscal year have historically accounted for a greater portion of our lease revenues than do our second and third quarters. This seasonality in leasing revenues is primarily due to the increased seismic survey activity in Canada and Russia from January through March or April. This seasonal pattern may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results. These periodic fluctuations in our operating results could adversely affect our stock price.

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

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations. The majority of our lease pool equipment is produced by Sercel and has been acquired by us pursuant to a series of agreements. However, all of our agreements with Sercel have terminated. See Item 1 – “Business – Key Supplier Agreements.” For fiscal 2014, 2013 and 2012, approximately 33%, 32% and 44%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. If we are not able to continue our past relationship with Sercel we may not be able to acquire equipment under terms as favorable as in the past, which could adversely affect our future results of operations.

Equipment in our lease pool may be subject to the intellectual property claims of others that could adversely affect our ability to generate revenue from the lease of the equipment.

Certain of the equipment in our lease pool is proprietary to us. Heli-pickers and associated equipment that is manufactured by us is subject to various patents, see Item 1 – “Business – Intellectual Property.” We also have some equipment in our lease pool that is manufactured by our Seamap segment, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

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

In February 2011, ION obtained a judgment against Sercel as a result of a patent infringement suit. In February 2012, this judgment was affirmed by the appellate court. One aspect of the judgment restricts the importation and use of certain seismic equipment in the United States, including Sercel’s 428XL DSU3 products. We currently own a significant amount of this equipment. We believe that a significant portion of this equipment that we currently own is not subject to any restrictions as to use in the United States. However, if we are unable to import into or use in the United States any portion of this equipment our financial condition and results of operations could be adversely affected and we may not be able to compete for certain projects located in the United States. In addition, the administrative and operational effort required to ensure that no restricted equipment is brought into the United States may cause our costs to increase.

In August 2012, ION was found guilty of patent infringement in a suit brought against it by WesternGeco L.L.C. The matters at issue in this case involve certain technology used to steer marine streamers and certain products manufactured and sold by ION. We have owned one of these products in our lease pool; however, during fiscal 2014 we sold this equipment. It is our understanding that this verdict, if upheld upon any appeal, could negatively impact the ability of our customers to utilize the technology at issue and therefore could limit the opportunities for us to include this equipment in our lease pool.

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

Although we maintain accruals for product warranties as we deem necessary, actual costs could exceed these amounts. From time to time, there may be interruptions or delays in the activation of products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that cannot be promptly resolved, confidence in our products could be undermined, which could have a material adverse effect on our operations.

Risks Related to Raw Materials and Inventories. We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products may be available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, may allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, we cannot assure you that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues.

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

We are exposed to risks relating to effectively maintaining inventory levels. Changes in product demand, product pricing, defective components and other factors can impact the appropriate level of inventories. We attempt to accurately predict these trends in order to avoid shortages, excesses or obsolete inventory. However, any of the factors above may adversely affect our operating results.

We are subject to a variety of environmental laws and regulations that could increase our costs of compliance and impose significant liabilities.

We are subject to stringent governmental laws and regulations relating to worker safety and health, protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities, install and maintain costly equipment and pollution control technologies, conduct remediation of contaminated soils and groundwater, implement specific health and safety criteria for worker protection, or undertake measures to prevent future contamination or incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses, in addition to possibly decreasing the performance of exploration or production activities by energy companies, which could have a material adverse effect on our business.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into targeted surface formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel fuels and issued final permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency continues to project the issuance of a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations pursuant to the Federal Safe Drinking Water Act (“SDWA”). In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, numerous states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. In addition, local government may seek to adopt ordinances within their jurisdiction regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services. In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with draft results expected to be available in 2014 for public comment, and has further announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms, which could have an adverse effect on the demand for our seismic equipment and associated services.

More comprehensive and stringent regulation in the U.S. Gulf of Mexico in the aftermath of the Macondo well oil spill may result in increased costs and delays in offshore oil and natural gas exploration and production operations, which could adversely affect our financial position, results of operations and cash flows.

In response to an April 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deepwater in the Gulf of Mexico, federal authorities have pursued a series of regulatory initiatives to address the direct impact of that incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2013, the federal government, acting through the U.S. Department of the Interior (“DOI”) and its implementing agencies that have since evolved into the present day Bureau of Ocean Energy Management (“BOEM”) and Bureau of Safety and Environmental Enforcement (“BSEE”), has issued various rules, Notices to Lessees and Operators (“NTLs”) and temporary drilling moratoria that impose or result in added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico. These new regulatory requirements include the following:

•

The Environmental NTL, which imposes more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

•

The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

•

The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•

The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”) to reduce human and organizational errors as root causes of work-related accidents and offshore spills, which rule was subsequently amended as published on April 5, 2013 (sometimes referred to as the “SEMS II” rule) to require operators to, among other things, establish procedures providing all personnel with “stop work” authority, develop protocols as to whom at the facility has the ultimate operational safety and decision-making authority, and establish an independent auditing regimen whereby facility audits are conducted by a service provider accredited by BSEE that is unaffiliated with the operator.

These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico due to adjustments in operating procedures and certification practices as well as increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits. These new requirements also increase the cost of preparing permit applications and will increase the cost of each new well, particularly for wells drilled in deeper waters on the Outer Continental Shelf. Offshore oil and natural gas exploration and production operators, some of whom are our customers, could become subject to fines, penalties or orders requiring them to modify or suspend operations in the Gulf of Mexico if they fail to comply with these requirements. Moreover, if similar oil spill incidents were to occur in the future in the Gulf of Mexico or elsewhere where our customers conduct operations, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental regulatory initiatives regarding offshore oil and gas exploration and development activities, which any one or more of such events could have a material adverse effect on our customer’s volume of business, which could adversely affect our financial position, results of operation and cash flows.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

For example, approximately 7.0% of our revenues during fiscal 2014 were attributable to our operations in Russia. The recent political turmoil in Ukraine along with the response of the Russian and United States governments to this situation, have the potential to materially adversely affect our operations in Russia. In connection with the current situation in Ukraine, the United States has ordered sanctions against Russian officials. While we do not anticipate that the current sanctions will materially affect our business, if further sanctions are ordered by the United States or other international interests, such sanctions could materially adversely affect our operations in Russia.

Should current circumstances change in any of the foreign countries in which we operate, we could encounter difficulties in operating in some countries and may not be able to retrieve our equipment that is located within these counties. This could result in a material adverse effect on our financial positions and results of operations.

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

	High	Low
Fiscal Year Ended January 31, 2013:
First Quarter	$26.76	$20.30
Second Quarter	24.68	15.50
Third Quarter	18.79	13.32
Fourth Quarter	15.76	11.51

Fiscal Year Ended January 31, 2014:
First Quarter	$18.00	$13.81
Second Quarter	18.41	13.98
Third Quarter	18.00	14.40
Fourth Quarter	17.82	15.00

As of April 1, 2014, there were approximately 6,000 beneficial holders of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception and our Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, for use in developing and expanding our business. In the future, our payment of dividends will also depend on the amount of funds available, our financial condition, capital requirements and such other factors as our Board of Directors may consider.

As of January 31, 2014, we had deposits in foreign banks equal to approximately $14.1 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2008 through January 31, 2014, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2008, and that all dividends were reinvested.

	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14
Mitcham Industries, Inc.	100.00	204.42	304.42	606.91	409.39	417.13
S&P Smallcap 600	100.00	138.97	181.95	195.59	225.82	290.04
Peer Group	100.00	206.34	280.05	250.22	258.81	135.21

The Peer Company Index consists of: Compagnie Generale de Geophysique (NYSE: CGG), Dawson Geophysical Company (NASDAQ: DWSN) and Ion Geophysical Corp. (NYSE: IO).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser purchased any of our equity securities during the fourth quarter of fiscal 2014.

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

	Years Ended January 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$92,108	$104,685	$112,834	$71,363	$55,172
Operating income	5,805	13,902	34,544	6,921	871
Income from continuing operations	4,768	17,051	24,321	4,729	520
Income from continuing operations per common share – basic	0.37	1.34	2.13	0.48	0.05
Income from continuing operations per common share – diluted	0.36	1.29	2.02	0.46	0.05
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	15,243	15,951	15,385	14,647	6,735
Seismic equipment lease pool and property and equipment, net	129,573	119,608	120,377	79,095	66,482
Total assets	205,419	190,407	198,229	137,971	115,397
Long-term debt	22,125	4,238	12,784	23,343	15,735
Total liabilities	34,971	14,094	42,795	43,256	30,442
Total shareholders’ equity	170,448	176,313	155,434	94,715	84,955

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Seamap. Our equipment leasing operations are conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Lima, Peru; Bogota, Colombia; Budapest, Hungary; Singapore and Ufa, Russia. This includes the operations of our MCL, SAP, MEL, MML and MSE subsidiaries and our branches in Peru and Colombia. MEL and MML were formed in late fiscal 2012. Accordingly, the first full year of operations for these subsidiaries was fiscal 2013. Seamap operates from its locations near Bristol, United Kingdom and in Singapore.

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Revenues:
Equipment Leasing	$67,022	$73,516	$84,428
Seamap	25,252	32,210	28,703
Less inter-segment sales	(166)	(1,041)	(297)

Total revenues	92,108	104,685	112,834

Cost of sales:
Equipment Leasing	47,825	53,320	42,615
Seamap	12,653	14,817	12,818
Less inter-segment costs	(385)	(865)	(351)

Total direct costs	60,093	67,272	55,082

Gross profit
Equipment Leasing	19,197	20,196	41,813
Seamap	12,599	17,393	15,885
Inter-segment amounts	219	(176)	54

Total gross profit	32,015	37,413	57,752

Operating expenses:
General and administrative	23,669	22,539	21,354
Provision for (recovery of) doubtful accounts	1,048	(428)	615
Depreciation and amortization	1,493	1,400	1,239

Total operating expenses	26,210	23,511	23,208

Operating income	$5,805	$13,902	$34,544

EBITDA (1)	$37,053	$48,452	$63,500
Adjusted EBITDA (1)	$38,196	$50,038	$64,831
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$4,768	$17,051	$24,321
Interest (income) expense, net	(10)	(11)	396
Depreciation, amortization and impairment	31,037	34,939	28,774
(Benefit) provision for income taxes	1,258	(3,527)	10,009

EBITDA (1)	37,053	48,452	63,500
Stock-based compensation	1,143	1,586	1,331

Adjusted EBITDA (1)	$38,196	$50,038	$64,831

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$21,215	$44,257	$35,958
Stock-based compensation	(1,143)	(1,586)	(1,331)
Provision for doubtful accounts	(1,048)	636	(1,709)
Changes in trade accounts and contracts receivable	9,142	(13,331)	16,687
Interest paid	342	533	704
Taxes paid, net of refunds	215	9,177	7,536
Gross profit from sale of lease pool equipment	4,556	5,369	4,923
Changes in inventory	2,836	718	2,614
Changes in accounts payable, accrued expenses and other current liabilities	(100)	4,091	(2,683)
Changes in prepaid expenses and other current assets	1,335	(307)	435
Other	(297)	(1,105)	366

EBITDA (1)	$37,053	$48,452	$63,500

(1)

EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the Predecessor Credit Agreement and the Credit Agreement each contain financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2014 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements. We occasionally sell new seismic equipment that we acquire from other manufacturers. We produce and sell, as well as lease, equipment used to deploy and retrieve seismic equipment with helicopters. In addition to leasing seismic equipment, SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Accordingly, our first and fourth quarters have historically produced higher leasing revenues than the second and third quarters. In other areas of the world, periods of heavy rain can impair seismic operations. These periods of inclement weather can impact our results of operations; however, there is no historical trend as to the timing of such impact. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. Our results of operations, particularly those of our Equipment Leasing segment, can also experience fluctuations in activity levels due to matters unrelated to seasonal or weather factors. These factors include the periodic shift of seismic exploration activity from one geographic region to another and difficulties encountered by our customers due to permitting and other logistical challenges. See Item 1A – “Risk Factors.”

Business Outlook

Our revenues are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” The level of marine seismic data acquisition activity is indicated by the number of seismic vessels in operation around the world. Because an accurate and reliable census of active crews and active vessels does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain.

During fiscal 2013, we began to experience an unexpected softening of demand for land seismic equipment in certain markets, specifically Latin America and Europe, and we saw sporadic land leasing demand in the United States. This general trend continued into fiscal 2014; however, the dynamics within particular geographic markets varied. In fiscal 2014, we experienced a general weakening of demand for marine rentals. We experienced marginal improvement in many market areas during the third quarter of fiscal 2014 and seasonal improvement in the fourth quarter of fiscal 2014; however, there remains much uncertainty as to the magnitude of the future improvement, if any. We describe the activity within each market area in more detail below.

In Latin America, specifically in Colombia, we have experienced a series of delays in anticipated projects due to permitting, labor and logistical difficulties encountered by our existing and potential customers. A significant number of projects have been recently awarded to seismic contractors in Colombia, which we believe could indicate improving activity in that region. Land leasing activity in the area remained subdued during much of fiscal 2014. We have seen indications of renewed activity in Latin America, where we have delivered equipment for new contracts and are staging equipment for other contracts. Activity in the fourth quarter of fiscal 2014 did increase in Latin America from the third quarter of fiscal 2014 and the fourth quarter of fiscal 2013; however, certain projects in Colombia did not commence as anticipated. We believe that many projects that had been scheduled to be completed in calendar 2013 are now scheduled for calendar 2014. Based on our discussions with customers and others in the industry, we believe there is considerable future demand for seismic services and equipment in Latin America, including Colombia, Bolivia, Brazil and other areas. Therefore, we remain optimistic about the future of our land leasing operations in Latin America. However, given our experience in recent periods and reports of on-going permitting, labor and security issues in parts of Colombia, the timing of many projects in Latin America continues to be uncertain. We have recently experienced an increase in demand for specific types of wireless recording equipment in this region. Accordingly, in the fourth quarter of fiscal 2014, we purchased additional amounts of this equipment and have initially deployed it into Latin America for use on a project. This particular project began in January 2014 and is expected to continue into the first quarter of fiscal 2015.

Leasing revenues in the United States declined over the course of fiscal 2013 and fiscal 2014. We believe this decline, and the sporadic activity we have experienced in this region, has been due to an overall slow-down in exploration activity in the United States and the diversion of exploration budgets to drilling programs rather than seismic exploration. We did experience increased leasing revenues from this region in the fourth quarter of fiscal 2014, as compared to the third quarter of fiscal 2014, due to a particular project. This improvement is not necessarily indicative of a trend and this project did not extend beyond the fourth quarter of fiscal 2014. However, there are indications from some customers that they expect improved activity in the United States during calendar 2014. The effect of any such improvement on our business cannot be determined at this time.

Our land leasing activity in Canada has been relatively consistent over the three-year period ended January 31, 2014. However, the current winter season in Canada appears to be much weaker for the seismic industry in general. It is our understanding, based on discussions with customers, that several oil and gas companies that have commissioned seismic surveys in past winters in Canada did not do so this year. Accordingly, demand for seismic equipment and services in this market has declined recently. It is not clear if this decline is temporary and limited to the 2013-2014 winter season or if it will extend into future periods. Despite the overall decline in demand, we have recently seen an increase in demand for wireless recording equipment in Canada. In response to this increased demand, we purchased certain wireless recording equipment in the fourth quarter of fiscal 2014 for deployment on a particular project. This project commenced in the first quarter of fiscal 2015.

Land leasing activity in Europe was considerably lower in fiscal 2013 than originally expected and as compared to fiscal 2012. Political changes, fiscal issues and environmental concerns, we believe, caused delays in many energy projects in Europe, particularly non-conventional natural gas projects. The effect of these matters continued into the first six months of fiscal 2014. However, we experienced a significant increase in rental activity in the market beginning in the third and fourth quarters of fiscal 2014. Based on discussions with our customers, we believe there are indications of continued improved leasing activity in Europe in fiscal 2015.

As the seismic industry in Russia is generally seasonal, most seismic projects are scheduled for the winter season, which would encompass the fourth quarter and the first quarter. We have experienced an increase in demand for the current 2013-2014 winter season. We have deployed additional equipment to that region, including equipment from Europe, in response to this increased demand.

We experienced a decline for our down hole seismic tools during fiscal 2013 and the first half of fiscal 2014. Beginning in the third quarter of fiscal 2014, we began to see a recovery in demand for these products and believe that this improvement will continue into fiscal 2015. However, demand for down hole seismic tools tends to be sporadic and projects utilizing this equipment are often subject to delays or cancellation.

We saw a decline in demand in our marine rental business during fiscal 2014. Due to industry consolidation and restructuring we believe there to be an oversupply of used marine equipment available on the market, which has had a negative impact on the demand for our products and services. We believe this situation to be temporary; however, we expect the overall lower demand to continue into fiscal 2015.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of existing GunLink and BuoyLink products to newer versions or systems with greater functionality. Recently, some marine seismic contractors have reported softening of demand and therefore pressure on the pricing from their customers. We do not believe this has had a material impact on our business to date. However, should this situation persist, we could experience a decline in demand for our Seamap products and for marine leasing products. This could also cause customers to delay expansion or upgrade plans.

In June 2013, we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement, we will manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels. This fleet currently consists of 13 vessels, with three additional vessels under development. The deployment will take place over a period of several years.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should materially decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business and our income from operations. Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $200 million in equipment purchases during the five years ended January 31, 2014. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. From time to time, we will seek to sell certain types of equipment from our lease pool, such as older technology or equipment for which demand is declining, and redeploy that capital into other types of equipment. Despite the recent softening in demand in our leasing business, we added certain types of equipment to our lease pool during fiscal 2014. During this period, we added approximately $49.0 million of equipment to our lease pool, as compared to approximately $39.1 million in fiscal 2013 and approximately $68.8 million in fiscal 2012. Included in the additions to our lease pool during fiscal 2014 were approximately $35.0 million of new wireless recording equipment which we purchased in response to specific demand from certain customers. These purchases expand the availability of certain types of land recording equipment within our lease pool. We believe that, in addition to meeting the current specific demand from customers, this additional equipment will allow us to expand our relationship with existing and new customers in various geographic regions.

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

A significant portion of our revenues are generated from foreign sources. For fiscal 2014, 2013 and 2012, revenues from international customers totaled approximately $80 million, $81.2 million and $86.7 million, respectively. These amounts represent 87%, 78% and 77% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For fiscal 2014, we recorded operating income of approximately $5.8 million, compared to approximately $13.9 million for fiscal 2013 and approximately $34.5 million for fiscal 2012. The decrease in fiscal 2014 from fiscal 2013 relates primarily to lower gross profits from the Seamap segment and lower leasing revenues, offset by lower depreciation expense. The decrease in fiscal 2013 from fiscal 2012 relates primarily to decreased leasing revenues and increased lease pool depreciation.

The gross profit for our Equipment Leasing segment was approximately $19.2 million in fiscal 2014, compared to approximately $20.2 million in fiscal 2013 and approximately $41.8 million in fiscal 2012. In fiscal 2014, we experienced lower leasing revenues, but this decrease was largely offset by lower depreciation costs. The decrease between fiscal 2012 and fiscal 2013 resulted from lower leasing revenues and higher lease pool depreciation expense. Our Seamap segment recorded gross profit of approximately $12.6 million, $17.4 million and $15.9 million in fiscal 2014, 2013 and 2012, respectively. The decrease in fiscal 2014 from fiscal 2013 resulted from lower revenues and lower gross profit on certain shipments as more fully described below. The increase in gross profit in fiscal 2013 over fiscal 2012 was due primarily to increased revenues.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Revenues:
Equipment leasing	$46,756	$54,592	$70,137
Lease pool equipment sales	6,851	11,412	6,503
New seismic equipment sales	775	1,282	1,810
SAP equipment sales	12,640	6,230	5,978

	67,022	73,516	84,428
Cost of sales:
Lease pool depreciation	29,663	33,594	27,668
Direct costs – equipment leasing	5,517	8,200	8,059
Cost of lease pool equipment sales	2,295	6,043	1,580
Cost of new seismic equipment sales	616	655	924
Cost of SAP equipment sales	9,734	4,828	4,384

	47,825	53,320	42,615

Gross profit	$19,197	$20,196	$41,813

Gross profit margin	29%	27%	50%

Equipment leasing revenues declined approximately 14% in fiscal 2014 as compared to fiscal 2013. This decline was due primarily to lower land leasing revenues from the United States and Latin America and lower marine leasing revenues. These declines were partially offset by increased land leasing revenues in Russia, Europe and the Pacific Rim and increased leasing revenue for down hole seismic tools. In fiscal 2013, equipment leasing revenues declined approximately 22% from fiscal 2012 levels, due primarily to reduced activity in the United States, Latin American and Europe and, to a lesser extent, a decline in our down hole leasing revenue. During fiscal 2012, we benefited from a very large project in the United States that contributed approximately $4.5 million in leasing revenues. We had anticipated a follow-on project in fiscal 2013, but this did not occur. Very large contracts such as this can occur from time to time, but they cannot be predicted with any degree of accuracy.

Land leasing activity in the United States in fiscal 2014 was significantly below that of fiscal 2013. We believe this reduced activity is consistent with results reported by various seismic contractors who are active in the United States. We further believe that this reduced level of activity is due in large part to oil and gas companies diverting expenditures from exploration activities and concentrating on development and production activities. Our leasing revenues from land leasing in the United States in fiscal 2013 declined from that in fiscal 2012 due to the effect of the large project discussed above and factors similar to those in fiscal 2013, but to a lesser extent.

Equipment leasing revenues in Latin America have been less than anticipated in the past two fiscal years and declined in fiscal 2014 and fiscal 2013 as compared to the immediately preceding years. A number of anticipated projects, primarily in Colombia, experienced a series of delays due to weather, permitting, regulatory and other logistical issues. Based on discussions with our customers and other industry participants, we believe there is a substantial amount of seismic survey activity pending in Latin America and we expect this to be an area of continued strong activity for our leasing business. However, factors such as those encountered in fiscal 2014 and 2013 could continue to impact our business.

In fiscal 2014, our revenues from land leasing activity in Europe increased over those in fiscal 2013 as many of the factors discussed below affecting fiscal 2013 were partially resolved. We experienced a decline in equipment leasing activity in Europe in fiscal 2013 as compared to fiscal 2012. We believe that this decline was caused, in large degree, by economic, political and environmental issues in much of Eastern Europe. Political unrest in North Africa also contributed to this decline, as certain of our customers in Eastern Europe have operated in North Africa in the past.

During fiscal 2014, revenues from our down hole leasing business increased from that in fiscal 2013. In fiscal 2013, these revenues had declined from that in fiscal 2012. The majority of our down hole business relates to microseismic and fracture monitoring programs. We believe that increased activity in such programs in North America reflects the focus on development operations by oil and gas companies. Also contributing to this improvement was increased revenue from projects outside of North America.

Revenues from our marine leasing decreased significantly in fiscal 2014 compared to fiscal 2013. These revenues had been relatively stable between fiscal 2012 and fiscal 2013. We believe the decline in fiscal 2014 is due in part to consolidation within the marine seismic industry and the bankruptcy of one contractor. These factors, in our opinion, resulted in an excess of equipment available in the market. We believe this excess of equipment to be temporary. During fiscal 2014, we sold certain equipment from our marine lease pool as we believe the market for this particular equipment to be declining rapidly. The sale of this equipment did result in a significant gain (see discussion of lease pool equipment sales below); however, the equipment had contributed significant leasing revenues.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Included in lease pool equipment sales in fiscal 2014 is approximately $2.8 million related to the sale of certain marine equipment as discussed above. Lease pool equipment sales increased in fiscal 2013 due to the sale of certain older equipment in a series of transactions. The gross profit from the lease pool equipment sales amounted to approximately $4.6 million in fiscal 2014, $5.4 million in fiscal 2013, and $4.9 million in fiscal 2012. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers, and we regularly sell equipment that we produce for use in deploying and retrieving seismic equipment by helicopter. Occasionally, the sales of new seismic equipment are structured with a significant down payment, with the balance financed over a period of time at a market rate of interest. In fiscal 2014, 2013 and 2012, essentially all sales of new seismic equipment related to sales of heli-transport equipment The gross profit from new seismic equipment sales amounted to approximately $159,000 in fiscal 2014, $627,000 in fiscal 2013, and $886,000 in fiscal 2012. SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. Sales of such equipment by SAP increased significantly in fiscal 2014 as compared to fiscal 2013 and 2012 due to increased demand primarily in the Philippines and China. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $2.9 million in fiscal 2014, $1.4 million in fiscal 2013, and $1.6 million in fiscal 2012.

Lease pool depreciation expense for fiscal 2014 amounted to approximately $29.7 million, as compared to approximately $33.6 million in fiscal 2013 and approximately $27.7 million in fiscal 2012. The decline in fiscal

2014 from fiscal 2013 reflects certain equipment coming to the end of its depreciable life. The increase in depreciation expense in fiscal 2013 over fiscal 2012 resulted from the significant additions to our lease pool of equipment that we have made in prior periods. Lease pool additions were approximately $49.0 million in fiscal 2014, $39.1 million in fiscal 2013 and y $68.8 million in fiscal 2012. The majority of lease pool additions during fiscal 2014 were made late in the year and not all of this equipment had been placed in service by January 31, 2014. Accordingly, many of these purchases did not materially affect depreciation expense in fiscal 2014. We begin to depreciate new equipment when that equipment is first deployed on a rental contract. The equipment is then depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from three to seven years. At January 31, 2014, lease pool assets with an acquisition cost of approximately $68 million were fully depreciated, yet remained in service. This compares to $51.5 million at January 31, 2013. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

We recorded direct costs related to seismic leasing for fiscal 2014 in the amount of approximately $5.5 million as compared to approximately $8.2 million in fiscal 2013 and approximately $8.1 million in fiscal 2012. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. As compared to fiscal 2014, fiscal 2013 and 2012, direct costs-equipment leasing included higher costs related to the repositioning of equipment, specifically into Russia and Latin America, and the cost to sub-lease certain equipment in response to specific demand.

Seamap

Revenues and cost of sales for our Seamap segment were as follows:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Equipment sales	$25,252	$32,210	$28,703
Cost of equipment sales	12,653	14,817	12,818

Gross profit	$12,599	$17,393	$15,885

Gross profit margin	50%	54%	55%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. We believe that we have continued to experience relatively strong demand for Seamap’s products because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. In fiscal 2014, we delivered two GunLink 4000 units, one PGS SourceLink and four BuoyLink systems. During fiscal 2013, we delivered four GunLink 4000 units and four BuoyLink units, as compared to five in fiscal 2012. As we have increased our installed base of GunLink and BuoyLink, as well as other products, we have generated increased revenues from the sale of spare parts, repairs and support services. We had expected to ship another GunLink 4000 in fiscal 2014; however, the delivery of this order was delayed at the request of our customer due to vessel availability. Also included in fiscal 2014 revenues is approximately $1.6 million related to a project in which we sourced certain equipment from third parties and then packaged and resold the equipment to a customer. This project had a much lower gross margin than do sales of our own products. As of January 31, 2014, Seamap had a backlog of approximately $5.5 million, as compared to approximately $2.2 million as of January 31, 2013 and $13.6 million as of January 31, 2012. We expect that all orders included in backlog as of January 31, 2014 will be completed during fiscal 2015. Based on our experience, we do not believe backlog as of a particular date is necessarily indicative of future results. The gross profit margin from the sales of Seamap equipment was lower in fiscal 2014 than in the prior two fiscal years due to the effect of the lower margin project mentioned above and product mix changes.

Operating Expenses

General and administrative expenses for fiscal 2014 amounted to approximately $23.7 million, compared to approximately $22.5 million and $21.4 million in fiscal 2013 and 2012, respectively. The increase in each of these years reflects the generally higher level of operations, particularly the cost associated with our expanded operations in Latin America, Singapore and Europe. As a percentage of revenues, general and administrative expenses represented approximately 26%, 22%, and 19% of revenues in each of the years ended January 31, 2014, 2013 and 2012, respectively. The higher expenses relate primarily to personnel related costs associated with increased headcount.

In fiscal 2014, we provided approximately $1.0 million for doubtful accounts receivable in Latin America and Asia. During fiscal 2013, we recovered approximately $428,000 in accounts receivable that had previously been deemed uncollectable. During fiscal 2012, we recorded a provision for doubtful accounts, net of recoveries, in the amount of approximately $615,000. In fiscal 2012, we provided approximately $1.7 million for estimated uncollectable accounts and recovered approximately $1.1 million from amounts that had been previously provided. The majority of these recoveries related to a particular customer who had defaulted on a contract and for which we had foreclosed on and recovered certain equipment. In addition to the value of the recovered equipment, we received a cash distribution from the bankruptcy of that customer and a cash settlement from our insurance carrier. At January 31, 2014 and 2013, we had trade accounts and note receivables over 90 days past due of approximately $13.4 million and $10.2 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2014 and 2013, our allowance for doubtful accounts receivable amounted to approximately $3.8 million and $3.4 million, respectively.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets arising from the acquisition of Seamap and AES.

Other Income and Expense

We completed the acquisition of AES on March 1, 2010. Other income and expense in fiscal 2012 includes expense of approximately $400,000 related to an earn-out payment to the former owners of AES.

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under our revolving line of credit. Interest expense decreased in fiscal 2014 from fiscal 2013 primarily due to lower average borrowings and in fiscal 2013 from fiscal 2012 primarily due to a lower interest rate under our revolving credit facility.

Other income and expense relates almost exclusively to net foreign exchange losses and gains, other than as noted above. These gains and losses resulted primarily from transactions of our foreign subsidiaries that are denominated in U.S. dollars. These transactions resulted in net transaction gains of approximately $231,000 in fiscal 2014, losses of approximately $389,000 in fiscal 2013 and gains of approximately $182,000 in fiscal 2012.

Provision for Income Taxes

In fiscal 2014, our provision for income taxes is approximately $1.3 million, reflecting an effective tax rate of approximately 21%. The effective tax rate differs from the U.S. statutory rate of 34% for that period primarily due to earnings that are taxed in foreign jurisdictions with lower tax rates.

Our provision for income taxes in fiscal 2013 is a benefit of approximately $3.5 million. This benefit results from the settlement with the Canadian Revenue Authority and the U.S. Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of our Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. Due to the settlement, we recognized the benefit of certain tax positions and reversed previous estimates of potential penalties and interest. The total estimated benefit arising from the settlement and related matters amounted to approximately $5.3 million. Without this benefit, our provision for income taxes for fiscal 2013 would have been approximately $1.8 million, which is an effective rate of approximately 13%. This effective rate is less than the U.S. statutory rate of 34% for the period due to the effect of earnings taxed in foreign jurisdiction with lower tax rates and certain permanent differences in certain of those jurisdictions related primarily to the depreciable basis of assets. See Note 11 to our consolidated financial statements for additional information.

Our provision for income taxes in fiscal 2012 amounted to approximately $10.0 million, which represents an effective tax rate of approximately 29%. The effective tax rate differs from the U.S. statutory rate of 35% for that period primarily due to earnings that are taxed in foreign jurisdictions with lower tax rates.

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities, our revolving credit agreement and a public offering of common stock in fiscal 2012. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$21,215	$44,257	$35,958
Net cash used in investing activities	(37,207)	(34,697)	(57,312)
Net cash provided by (used in) financing activities	16,809	(9,875)	22,143
Effect of changes in foreign exchange rates on cash and cash equivalents	(805)	178	(149)

Net increase (decrease) in cash and cash equivalents	12	(137)	640

As of January 31, 2014, we had working capital of approximately $49.7 million and cash and cash equivalents of approximately $15.2 million, as compared to working capital of approximately $48.4 million and cash and cash equivalents of approximately $16.0 million at January 31, 2013. Our working capital increased from January 31, 2013 to January 31, 2014 primarily due to working capital generated by operations offset by purchases of lease pool equipment.

Cash Flows From Operating Activities. Cash flows provided by operating activities amounted to approximately $21.2 million in fiscal 2014 as compared to approximately $44.3 million in fiscal 2013 and $36.0 million in fiscal 2012. In fiscal 2014, the primary sources of cash provided by operating activities were net income of $4.8 million and non-cash charges, including depreciation and amortization totaling approximately $31.0 million and stock-based compensation of approximately $1.1 million. These were offset by non-operating cash items including the gross profit from the sale of lease pool equipment of approximately $4.6 million and tax-related items totaling approximately $2.2 million. The net change in other current assets and liabilities decreased net cash provided by operating activities for fiscal 2014 by approximately $10.0 million. The most significant item contributing to the decrease in net cash provided by operating activities was an increase in trade accounts and contracts receivable of approximately $9.1 million.

Cash Flows From Investing Activities. In fiscal 2014, 2013 and 2012, we acquired approximately $49.0 million, $39.1 million and $68.8 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2014, our accounts payable included approximately $7.7 million related to lease pool purchases. As of January 31, 2013, the amount in accounts payable related to lease pool purchases was approximately $4.3 million, while the comparable amount as of January 31, 2012 was approximately $9.9 million. Additionally, in fiscal 2014, we added approximately $2.0 million of equipment to our lease pool in partial settlement of an account receivable with a customer. This addition did not involve the expenditure of cash on our part. Accordingly, our Consolidated Statements of Cash Flows for fiscal 2014, 2013 and 2012 indicated purchases of equipment held for lease of approximately $43.5 million, $44.7 million and $62.1 million, respectively. We expect to continue adding to our lease pool of equipment during fiscal 2015, but do not currently believe those additions will be at the same level as fiscal 2014. We currently estimate that lease pool purchases during fiscal 2015 will be between $15.0 million and $20.0 million. Cash flows from investing activities for each of the fiscal years ended January 31, 2014, 2013 and 2012 reflect proceeds of approximately $6.9 million, $11.4 million and $6.5 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment. During fiscal 2013 and fiscal 2012, we paid approximately $450,000 and $148,000, respectively, for earn-out payments related to the AES acquisition.

Cash Flows From Financing Activities. Historically, we generally have financed our purchases of lease pool equipment with cash flow from operations and from proceeds from our revolving credit facility. However in fiscal 2012, due to the amount and timing of the increased purchases, we raised additional equity capital to finance these purchases and issued 2,300,000 shares of our common stock in a public offering. The offering was completed in June 2011 and resulted in net proceeds to us of approximately $31.0 million. In fiscal 2014, we had net borrowings under our revolving credit facility totaling approximately $18.0 million. These proceeds were used primarily to fund the purchase of lease pool equipment. Included within financing activities are net payments on our revolving line of credit of approximately $8.6 million in fiscal 2013 and $9.1 million in fiscal 2012. In fiscal 2014, we repurchased 147,900 shares of our common stock pursuant to our stock repurchase program at a total cost of approximately $2.2 million. Payments on borrowings in fiscal 2013 and fiscal 2012 primarily represent installment payments made on an equipment purchase note to a vendor and principal payments on notes issued in connection with the acquisition of AES. Financing activities also include the issuance of common stock upon the exercise of stock options. These transactions resulted in cash proceeds of approximately $498,000, $329,000 and $2.8 million in fiscal 2014, 2013 and 2012, respectively. The significant increase in the proceeds from the exercise of stock options in fiscal 2012 was due to an increase in the market price of our common stock during this period.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of January 31, 2014, we had provided stand-by letters of credit totaling approximately $2.2 million under the Credit Agreement related to such obligations.

On August 2, 2013, we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A. (“HSBC”) as administrative agent. The Credit Agreement replaced our existing $50 million revolving credit agreement with First Victoria National Bank (the “Predecessor Credit Agreement”). Proceeds from the Credit Agreement may be used for working capital and general corporate needs. Up to $10.0 million of the Credit Agreement may be used to secure letters of credit.

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of January 31, 2014, the margins for Eurodollar loans and ABR loans were 2.50% and 1.50%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of January 31, 2014, the commitment fee rate was 0.375%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of April 1, 2014, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness, other than indebtedness to HSBC, in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default include a change in control provision.

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of January 31, 2014:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended January 31, 2014
Leverage Ratio	Not more than 2.00 to 1.00	0.63 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	82.93 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA – $38.5 million

As of April 3, 2014 borrowings of approximately $15 million and letters of credit totaling approximately $2.0 million were outstanding under the Credit Agreement.

Our average borrowing levels under the Credit Agreement and Predecessor Credit Agreement for fiscal 2014, 2013 and 2012 were approximately $5.0 million, $13.0 million and $12.2 million, respectively.

In February 2014, Seamap Singapore entered into a $6 million bankers guarantee facility with HSBC Singapore. Under this facility, the bank will issue guarantees of performance bonds and similar obligations as required from time to time. All obligations under this facility are guaranteed by the Company. As of April 1, 2014, there are no amounts outstanding under the facility.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$22,200	(1)	$75	$22,125	$—	$—
Operating leases	3,153		1,513	1,049	591	—
Purchase obligations	2,074		2,074	—	—	—

Total	$27,427		$3,662	$23,174	$591	$—

(1)	Amount does not include interest of approximately $1.5 million that would be incurred if this amount were outstanding through the term of the Credit Agreement.

In April 2013, our Board of Directors authorized a stock repurchase program whereby we may purchase from time to time up to 1,000,000 shares of our common stock. We are not obligated to make such purchases and intend to do so only if market conditions warrant and if management determines that such purchase will not adversely affect our ability to conduct our business. We expect to finance repurchases of our common stock, if any, from a combination of cash on hand, cash provided by operating activities and proceeds from the Credit Agreement.

We regularly evaluate opportunities to expand our business through the acquisition of other companies, businesses or product lines. If we were to make any such acquisitions, we believe they could generally be financed with a combination of cash on hand and proceeds from the Credit Agreement. However, should these sources of financing not be adequate, we may seek other sources of capital in order to fund the acquisitions. These additional sources or capital include additional bank credit agreements or the issuance of debt or equity securities.

At January 31, 2014, we had approximately $408,000 of non-current income taxes payable related to uncertain tax positions. We are not able to reasonably estimate when, if ever, these obligations will be paid.

We have determined that the undistributed earnings of our foreign subsidiaries, other than our branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as our revolving credit agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of January 31, 2014, we had deposits in foreign banks equal to approximately $14.1 million. Approximately $13.8 million of these deposits can be distributed to the United States to repay inter-company indebtedness and therefore do not result in any of the adverse tax consequences discussed above.

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

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer and any financial or operational leverage we may have in a particular situation. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers. As of January 31, 2014, the average age of our accounts receivable was approximately 79 days.

Long-Lived Assets

We carry our lease pool of equipment and other property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to 10 years. Geophones and batteries are depreciated over three years, recording channels over five to seven years and earth vibrators and other heavy equipment are depreciated over a 10-year period. Buildings are depreciated over 30 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of the useful life and the life of the lease. Intangible assets are amortized from three to 15 years.

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

If there is an indication of possible impairment, we test the asset, or group of assets, for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows to be generated by the assets or group of assets to their carrying value. As of January 31, 2014, we determined that there was no indication of impairment of our long-lived assets, including our lease pool of equipment and intangible assets that are subject to amortization. See Item 1A – “Risk Factors.”

Goodwill

All of our goodwill relates to our Seamap segment and we have determined that our Seamap segment is the reporting unit for purposes of impairment testing.

In the fourth quarter of fiscal 2012, we elected to adopt ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment. ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill. Accordingly, as of January 31, 2014, we assessed various qualitative factors to determine if it were more likely than not that fair value of the reporting unit is less than its carrying value, including goodwill. Among the qualitative factors we considered were the following:

•	Macroeconomic conditions in the energy industry have been generally stable over the past 24 months;

•	World oil prices have remained at high levels, as compared to historical levels;

•	World-wide exploration spending by oil and gas companies has increased over the past two years;

•

While its financial results did decline in fiscal 2014 as compared to fiscal 2013, Seamap continued to be profitable. Financial results in fiscal 2014 were significantly above those years in which the goodwill and other intangibles were acquired;

•	There have been no material events specific to the Seamap segment, such as the loss of a major customer, change in management or litigation;

•	There has been no material change in the composition or value of the Seamap segment’s assets or of its product lines; and

•	The segment has not experienced a material increase in cost for raw materials, labor or other items utilized in the business.

Based on the above factors we concluded that, as of January 31, 2014, there was no impairment of goodwill.

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

Based on our evaluation of the evidence, as of January 31, 2014 and 2013, we did not provided a valuation allowance against our deferred tax assets.

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

Stock-Based Compensation

Stock -based compensation expense is recorded based on the grant date fair value of share-based awards. Determining the grant date fair value requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Stock-based compensation expense could be different if we used different models to calculate the variables.

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

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in British pounds sterling, Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2014, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $8.7 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $870,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 80% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2014, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized a decrease of approximately $10.1 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, British pound sterling, Euro and the Australian dollar.

Our subsidiaries with functional currencies other than the U.S. dollar often enter into transactions that are denominated in U.S. dollars, including inter-company transactions. These transactions can result in foreign exchange gains or losses to our subsidiaries that are in turn included in our consolidated results of operations. These transactions resulted in a net transaction gain of $72,000 in fiscal 2014, a net transaction loss of approximately $389,000 in fiscal 2013 and a net transaction gain of approximately $182,000 in fiscal 2012.

Interest Rate Risk

As of January 31, 2014, there was approximately $22 million outstanding under the credit agreement. This agreement contains a floating interest rate based on the Eurodollar rate or the prime rate. Our average borrowing rate was 2.67% as of January 31, 2014. Assuming the outstanding balance remains unchanged, a change of 100 basis points in this rate would result in an increase in annual interest expense of approximately $220,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement, we do not believe such arrangements to be cost effective.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2014 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 1992. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that, as of January 31, 2014, our internal control over financial reporting was effective based on those criteria.

Hein & Associates LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which appears on page F-3 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2014.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2014.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of April 2014.

MITCHAM INDUSTRIES, INC.

By:	/s/ Billy F. Mitcham, Jr.
Billy F. Mitcham, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2014

/s/ ROBERT P. CAPPS Robert P. Capps	Executive Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 3, 2014

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 3, 2014

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 3, 2014

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 3, 2014

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated April 3, 2014 expressed an unqualified opinion on the effectiveness of Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting.

Hein & Associates LLP

Houston, Texas

April 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

We have audited Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Mitcham Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitcham Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2014, and our report dated April 3, 2014 expressed an unqualified opinion.

Hein & Associates LLP

Houston, Texas

April 3, 2014

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,162	$15,150
Restricted cash	81	801
Accounts receivable, net of allowance for doubtful accounts of $3,833 and $3,374 at January 31, 2014 and 2013, respectively	29,514	23,131
Contracts and notes receivable	1,005	2,096
Inventories, net	8,338	6,188
Prepaid income taxes	2,177	5,591
Deferred tax asset	1,968	1,842
Prepaid expenses and other current assets	3,915	3,079

Total current assets	62,160	57,878
Seismic equipment lease pool and property and equipment, net	129,573	119,608
Intangible assets, net	3,201	3,989
Goodwill	4,320	4,320
Deferred tax asset	6,133	4,296
Other assets	32	316

Total assets	$205,419	$190,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,745	$6,921
Current maturities—long-term debt	75	145
Deferred revenue	35	539
Accrued expenses and other current liabilities	1,583	1,875

Total current liabilities	12,438	9,480
Non-current income taxes payable	408	376
Long-term debt, net of current maturities	22,125	4,238

Total liabilities	34,971	14,094
Commitments and contingencies (Note 12, 16 and 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized;13,907 and 13,763 shares issued at January 31, 2014 and January 31, 2013, respectively	139	138
Additional paid-in capital	118,156	116,506
Treasury stock, at cost (1,075 and 926 shares at January 31, 2014 and 2013, respectively)	(7,075)	(4,860)
Retained earnings	61,116	56,348
Accumulated other comprehensive (loss) income	(1,888)	8,181

Total shareholders’ equity	170,448	176,313

Total liabilities and shareholders’ equity	$205,419	$190,407

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended January 31,
	2014	2013	2012
Revenues:
Equipment leasing	$46,756	$54,592	$70,137
Lease pool equipment sales	6,851	11,412	6,503
Seamap equipment sales	25,086	31,169	28,406
Other equipment sales	13,415	7,512	7,788

Total revenues	92,108	104,685	112,834

Cost of sales:
Direct costs—equipment leasing	5,517	7,963	8,059
Direct costs—lease pool depreciation	29,412	33,405	27,400
Cost of lease pool equipment sales	2,295	6,043	1,580
Cost of Seamap and other equipment sales	22,869	19,861	18,043

Total cost of sales	60,093	67,272	55,082

Gross profit	32,015	37,413	57,752

Operating expenses:
General and administrative	23,669	22,539	21,354
Provision for (recovery of) doubtful accounts	1,048	(428)	615
Depreciation and amortization	1,493	1,400	1,239

Total operating expenses	26,210	23,511	23,208

Operating income	5,805	13,902	34,544
Other income (expense):
Interest income	304	544	344
Interest expense	(314)	(533)	(740)
Other, net	231	(389)	182

Total other income (expense)	221	(378)	(214)

Income before income taxes	6,026	13,524	34,330
(Provision for) benefit from income taxes	(1,258)	3,527	(10,009)

Net income	$4,768	$17,051	$24,321

Net income per common share:
Basic	$0.37	$1.34	$2.13

Diluted	$0.36	$1.29	$2.02

Shares used in computing income per common share:
Basic	12,763	12,715	11,432

Diluted	13,177	13,242	12,069

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended January 31,
	2014	2013	2012
Net income	$4,768	$17,051	$24,321
Change in cumulative translation adjustment	(10,069)	977	150

Comprehensive (loss) income	$(5,301)	$18,028	$24,471

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Years Ended January 31, 2012, 2013 and 2014
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, January 31, 2011	10,872	$109	$77,419	$(4,843)	$14,976	$7,054	$94,715
Net income	—	—	—	—	24,321	—	24,321
Foreign currency translation	—	—	—	—	—	150	150
Issuance of common stock upon exercise of options	344	3	2,819	—	—	—	2,822
Stock offering	2,300	23	31,005	—	—	—	31,028
Restricted stock issued	40	1	302	—	—	—	303
Restricted stock forfeited for taxes	—	—	—	(14)	—	—	(14)
Tax expense from exercise of stock options and vesting of restricted stock	—	—	778	—	—	—	778
Stock-based compensation	—	—	1,331	—	—	—	1,331

Balances, January 31, 2012	13,556	136	113,654	(4,857)	39,297	7,204	155,434
Net income	—	—	—	—	17,051	—	17,051
Foreign currency translation	—	—	—	—	—	977	977
Issuance of common stock upon exercise of options	158	2	330	—	—	—	332
Restricted stock issued	49	—	516	—	—	—	516
Restricted stock forfeited for taxes	—	—	—	(3)	—	—	(3)
Tax expense from exercise of stock options and vesting of restricted stock	—	—	420	—	—	—	420
Stock-based compensation	—	—	1,586	—	—	—	1,586

Balances, January 31, 2013	13,763	138	116,506	(4,860)	56,348	8,181	176,313
Net income	—	—	—	—	4,768	—	4,768
Foreign currency translation	—	—	—	—	—	(10,069)	(10,069)
Issuance of common stock upon exercise of options	91	1	512	—	—	—	513
Restricted stock issued	53	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	(15)	—	—	(15)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	(5)	—	—	—	(5)
Purchase of common stock	—	—	—	(2,200)	—		(2,200)
Stock-based compensation	—	—	1,143	—	—	—	1,143

Balances, January 31, 2014	13,907	$139	$118,156	$(7,075)	$61,116	$(1,888)	$170,448

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$4,768	$17,051	$24,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,037	34,939	28,774
Stock-based compensation	1,143	1,586	1,331
Provision for doubtful accounts, net of charge offs	1,048	(636)	1,709
Provision for inventory obsolescence	(60)	163	173
Gross profit from sale of lease pool equipment	(4,556)	(5,369)	(4,923)
Excess tax benefit (expense) from exercise of non-qualified stock options and restricted shares	5	(420)	(778)
Deferred tax benefit	(2,204)	(4,450)	(285)
Changes in non-current income taxes payable	32	(5,059)	597
Changes in:
Trade accounts and contracts receivable	(9,142)	13,331	(16,687)
Inventories	(2,836)	718	(2,614)
Income taxes payable and receivable	3,215	(6,718)	2,532
Prepaid foreign income tax	—	3,519	(440)
Accounts payable, accrued expenses and other current liabilities	100	(4,091)	2,683
Prepaids and other current assets, net	(1,335)	(307)	(435)

Net cash provided by operating activities	21,215	44,257	35,958

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(43,509)	(44,694)	(62,142)
Purchases of property and equipment	(549)	(965)	(1,525)
Sales of used lease pool equipment	6,851	11,412	6,503
Payment for earn-out provision	—	(450)	(148)

Net cash used in investing activities	(37,207)	(34,697)	(57,312)

Cash flows from financing activities:
Net proceeds from (payments on) revolving line of credit	18,000	(8,550)	(9,100)
Proceeds from equipment notes	—	147	37
Payments on borrowings	(136)	(1,532)	(3,308)
Net proceeds from (purchases of) short-term investment	652	(689)	(101)
Proceeds from issuance of common stock upon exercise of options	498	329	2,809
Purchase of treasury stock	(2,200)	—	—
Net proceeds from public offering of common stock	—	—	31,028
Excess tax benefit from exercise of non-qualified stock options	(5)	420	778

Net cash provided by (used in) financing activities	16,809	(9,875)	22,143
Effect of changes in foreign exchange rates on cash and cash equivalents	(805)	178	(149)

Net increase (decrease) in cash and cash equivalents	12	(137)	640
Cash and cash equivalents, beginning of year	15,150	15,287	14,647

Cash and cash equivalents, end of year	$15,162	$15,150	$15,287

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

Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2014 and 2013 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

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

Impairment—The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on goodwill on an annual basis. No impairment charges related to long-lived assets or goodwill were recorded during the fiscal years ended January 31, 2014, 2013 or 2012.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2014, 2013 and 2012, warranty expense amounted to approximately $0, $61,000, and $3,000, respectively.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist of trade receivables, contracts receivable, accounts payable and amounts outstanding under our line of credit. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Foreign Currency Translation—All balance sheet accounts of the Canadian, Australian, Singaporean, Hungarian, United Kingdom and Russian subsidiaries and our branch operations in Colombia and Peru have been translated at the current exchange rate as of the end of the accounting period. Statements of income items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Stock-Based Compensation—Stock-based compensation expense is recorded based on the grant date fair value of share-based awards. Restricted stock awards are valued at the closing price on the date of grant. Determining the grant date fair value for options requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables.

Earnings Per Share—Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2014, 2013 and 2012, the following table sets forth the number of dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Stock options	389	505	618
Restricted stock	25	22	19

Total dilutive shares	414	527	637

Anti-dilutive weighted average shares of potential common stock of 501,000, 296,000 and , 339,000 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively, have been excluded from the effect of dilutive shares.

2. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11,, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. ASU 2013-11 will be effective during the fiscal year ending January 31, 2015. The Company does not believe the adoption will have a material effect on our financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

3. Acquisition

On March 1, 2010, MCL acquired all of the capital stock of Absolute Equipment Solutions, Inc. (“AES”) for a total purchase price of Cdn $4,194,000 (approximately U.S. $3,984,000). AES manufactured, sold and leased “heli-pickers” and associated equipment that is utilized in the deployment and retrieval of seismic equipment by helicopters. The Company made this acquisition to expand the type of equipment available to its customers and to expand the markets in which it operates. The consideration consisted of cash paid at closing in the amount of Cdn $2,200,000 (approximately U.S. $2,100,000), promissory notes in the amount of Cdn $1,500,000 (approximately U.S. $1,425,000), a post-closing working capital adjustment payment of Cdn $194,000 (approximately U.S. $184,000) and deferred cash payments in the amount of Cdn $300,000. The promissory notes bore interest at 6% annually, payable semi-annually. The principal amount of the notes was repayable in two equal installments on March 1, 2011 and 2012. The deferred cash payments were made in fiscal 2014. In addition, the sellers were entitled to additional cash payments of up to Cdn $750,000 should AES attain certain levels of revenues during the 24-month period following the acquisition, as specified in the agreement.

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

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended January 31,
	2014	2013	2012
Interest paid	$342	$533	$704
Income taxes paid, net	215	9,177	7,536
Seismic equipment purchases included in accounts payable at year-end	7,707	4,268	9,900
Stock issued for accrued compensation	—	516	303

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2014	2013
Raw materials	$4,599	$3,103
Finished goods	4,159	3,531
Work in progress	612	627

Cost of inventories	9,370	7,261
Less allowance for obsolescence	(1,032)	(1,073)

Net inventories	$8,338	$6,188

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

6. Contracts and Notes Receivable

Contracts and notes receivable consisted of $1,005,000, due from three customers as of January 31, 2014 and $2,096,000 due from three customers as of January 31, 2013. The balance of contracts receivable at January 31, 2014 and 2013 consisted of contracts bearing interest at an average of approximately 8.5% and with remaining repayment terms from two to eight months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

7. Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2014	2013
Recording channels	$148,004	$126,600
Other peripheral equipment	113,640	114,795

Cost of seismic equipment lease pool	261,644	241,395

Land and buildings	366	366
Furniture and fixtures	8,904	8,899
Autos and trucks	770	748

Cost of property and equipment	10,040	10,013

Cost of seismic equipment lease pool and property and equipment	271,684	251,408
Less accumulated depreciation	(142,111)	(131,800)

Net book value of seismic equipment lease pool and property and equipment	$129,573	$119,608

	As of January 31,
	2014	2013
Location of seismic equipment lease pool and property and equipment (in thousands):
United States	$42,087	$40,908
Canada	35,931	22,639
Latin America	18,128	23,109
Australia	7,198	7,973
Russia	2,134	3,708
Singapore	6,451	9,433
United Kingdom	218	329
Europe	17,426	11,509

Net book value of seismic equipment lease pool and property and equipment	$129,573	$119,608

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/14	January 31, 2014			January 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	6.4	$3,577	$(1,900)	1,677	$3,503	$(1,625)	1,878
Customer relationships	4.1	2,159	(1,057)	1,102	2,402	(876)	1,526
Patents	4.1	650	(318)	332	724	(264)	460
Trade name	4.1	177	(87)	90	197	(72)	125

Amortizable intangible assets		$6,563	$(3,362)	$3,201	$6,826	$(2,837)	$3,989

Aggregate amortization expense was $660,000, $673,000 and $671,000 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2015	$639
2016	634
2017	634
2018	634
2019	634
Thereafter	26

Total	$3,201

9. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	As of January 31,
	2014	2013
Revolving line of credit	$22,000	$4,000
Other equipment notes	200	383

	22,200	4,383
Less current portion	(75)	(145)

Long-term debt	$22,125	$4,238

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement is a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A. (“HSBC”), as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC and First Victoria National Bank) as lenders.

Amounts available for borrowing under the Credit Agreement are determined by a borrowing base. The borrowing base is determined primarily based upon the appraised value of the Company’s domestic lease pool

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

equipment and certain accounts receivable. The Credit Agreement is collateralized by essentially all of the Company’s domestic assets (other than real estate) and 65% of the capital stock of Mitcham Holdings, Ltd., a foreign holding company that holds the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of January 31, 2014, the base rate margin was 150 basis points and the Eurodollar margin was 250 basis points. The Company’s average borrowing rate was 2.67% as of January 31, 2014. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Company was in compliance with each of these provisions as of and for the year ended January 31, 2014.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness, other than indebtedness to HSBC, in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default include a change in control provision.

The Company’s average borrowings under the Credit Agreement and the predecessor revolving credit facility for the year ended January 31, 2014 and 2013 were approximately $4,982,000 and $13,046,000, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

10. Shareholders’ Equity

In June 2011, the company issued 2,300,000 shares of common stock in a follow-on public offering. Net proceeds to the Company after underwriters’ discount and expenses were approximately $31,000,000.

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the year ended January 31, 2014, the Company repurchased 147,900 shares of its common stock at an average price of approximately $14.82 per share. These shares are reflected as treasury stock in the accompanying financial statements. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2014 and 2013. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 13,907,000 and 13,763,000 are issued as of January 31, 2014 and 2013, respectively.

During the fiscal years ended January 31, 2014, 2013 and 2012, approximately 994, 290 and 1,000 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $14.99, $12.60 and $14.10, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

11. Income Taxes

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$(4,323)	$(2,824)	$14,875
Foreign	10,349	16,348	19,455

Total	$6,026	$13,524	$34,330

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$802	$(2,306)	$4,090
Foreign	2,660	3,229	6,204

	3,462	923	10,294
Deferred:
Domestic	(3,039)	(4,757)	1,042
Foreign	835	307	(1,327)

	(2,204)	(4,450)	(285)

Income tax expense (benefit)	$1,258	$(3,527)	$10,009

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Federal income tax expense at 34% in 2014 and 2013 and 35% in 2012	$2,049	$4,598	$12,016
Changes in tax rates	22	23	(7)
Permanent differences	132	(741)	347
Foreign effective tax rate differential	(1,884)	(3,092)	(2,574)
Potential tax, penalties and interest resulting from uncertain tax positions	32	(5,059)	529
Undistributed earnings of foreign affiliates	—	—	(435)
Foreign withholding taxes	642	—	268
Other	265	744	(135)

	$1,258	$(3,527)	$10,009

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating losses	$2,592	$1,246
Tax credit carry forwards	3,470	3,449
Stock option book expense	2,689	2,605
Allowance for doubtful accounts	1,704	1,752
Allowance for inventory obsolescence	94	192
Accruals not yet deductible for tax purposes	620	692
Other	679	675

Gross deferred tax assets	11,848	10,611
Valuation allowance	—	—

Deferred tax assets	11,848	10,611
Deferred tax liabilities:
Fixed assets	(2,172)	(1,841)
Intangible assets	(435)	(595)
Foreign branch taxes	(1,140)	(1,626)
Other	—	(411)

Deferred tax liabilities	(3,747)	(4,473)

Total deferred tax assets, net	$8,101	$6,138

In the fiscal year ended January 31, 2014, the cumulative book expense related to stock-based compensation awards exceeded the tax deduction related to these awards. Accordingly, the deferred tax asset related to these awards was reduced by the tax effect of approximately $5,000, which reduced paid-in capital. In the fiscal years ended January 31, 2013 and 2012, the tax deduction related to stock-based compensation awards exceeded the cumulative book expense related to these awards. The associated excess tax benefit amounting to approximately $420,000 and $778,000 was recognized as additional paid-in capital in the fiscal years ended January 31, 2013 and 2012, respectively.

At January 31, 2014, the Company had foreign withholding tax credit carry forwards of approximately $3,500,000 million, which amounts can be carried forward through at least 2024.

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service (“IRS”) regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been, or will be, made to the Company’s Canadian and United States income tax returns for the fiscal years ended January 31, 2004 through January 31, 2012. These changes are estimated to result in a net reduction to consolidated income tax expense of approximately $141,000, which is reflected in the Company’s benefit from income taxes for the fiscal year ended January 31, 2013.

As a result of the settlement, in the fiscal year ended January 31, 2013, the Company recognized the benefit of certain tax positions amounting to approximately $3,300,000 and reversed previous estimates of potential penalties and interest amounting to approximately $1,900,000.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

As of January 31, 2014 and 2013, the Company had unrecognized tax benefits amounting to approximately $408,000 and $376,000, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of approximately $154,000 and $376,000 as of January 31, 2014 and January 31, 2013, respectively. Included in income tax expense for the fiscal year ended January 31, 2014 is a benefit related to a reduction in estimated potential penalties and interest. Included in income tax expense for the fiscal years ended January 31, 2013 and 2012 are expenses of $93,000 and $578,000, respectively, related to potential penalties and interest.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Unrecognized tax benefits as beginning of year	$—	$(3,300)	$(3,350)
Increases (decreases) as a result of tax positions taken in prior years	254	—	50
Increases as a result of tax positions taken in current year	—	—	—
Settlements	—	3,300	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits as of end of year	$254	$—	$(3,300)

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2011 through 2014. The Company’s U.S. federal tax return for the year ended January 31, 2012 is currently under examination by the IRS. As of April 1, 2014, no adjustments have been proposed by the IRS. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2009 through 2014.The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2010 through 2014. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2009 through January 31, 2014.

12. Commitments and Contingencies

Purchase Obligations—At January 31, 2014, the Company had approximately $2,074,000 in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2014.

Customs and Performance Guarantees—As of January 31, 2014, the Company had provided customs and performance guarantees totaling approximately $3.0 million. These were secured by letters of credit totaling approximately $2.2 million and bank guarantees.

13. Stock Option Plans

At January 31, 2014, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $1,143,000, $1,586,000 and $1,331,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2014, 2013 and 2012 was $14.63, $8.10 and $6.44, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2014	2013	2012
Risk free interest rate	0.83%	0.58 - 0.78%	1.52 - 2.00%
Expected life	5.62 yrs	3.28 - 6.60 yrs	2.85 - 4.89 yrs
Expected volatility	60%	59 - 60%	54 - 55%
Expected dividend yield	0.0%	0.0%	0.0%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing in-flows and operating out-flows. The Company had an excess tax benefit of approximately $5,000 during the fiscal year ended January 31, 2014. The Company had excess tax expenses of approximately $420,000 and $778,000 during the fiscal years ended January 31, 2013 and 2012, respectively.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2014, there were approximately 871,000 shares were available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2014:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2013	1,427	$11.37
Granted	100	14.63
Exercised	(91)	5.61
Forfeited	—	—
Expired	—	—

Outstanding, January 31, 2014	1,436	$12.04	4.74	$5,630

Exercisable at January 31, 2014	1,304	$11.65	4.27	$5,583
Vested and expected to vest at January 31, 2014	1,429	$12.03	4.72	$5,628

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2014. This amount changes based upon the market value of the Company’s common stock. Total intrinsic value of options exercised for the fiscal years ended January 31, 2014 and 2013 was $1,053,000 and $2,529,000, respectively. The fair value of options that vested during the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $601,000, $1,268,000 and $1,195,000, respectively. For the fiscal year ended January 31, 2014, approximately 79,000 options vested.

As of January 31, 2014, there was approximately $542,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.1 years.

During the fiscal year ended January 31, 2014, $498,000 was received from the exercise of options.

Restricted stock as of January 31, 2014 and changes during the fiscal year ended January 31, 2014 were as follows:

	Year Ended January 31, 2014
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	36	17.59
Granted	53	15.10
Vested	(23)	16.76
Canceled	—	—

Unvested, end of period	66	15.89

As of January 31, 2014, there was approximately $573,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.9 years.

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2014			As of January 31, 2013			As of January 31, 2012
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Fixed assets, net	$128,847	$726	$129,573	$118,801	$807	$119,608	$119,824	$553	$120,377
Intangible assets, net	1,529	1,672	3,201	2,111	1,878	3,989	2,511	2,185	4,696
Goodwill	—	4,320	4,320	—	4,320	4,320	—	4,320	4,320
Total Assets	183,911	21,814	205,419	171,971	18,578	190,407	175,930	22,630	198,229

	Years Ended January 31,
	2014			2013			2012
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Revenues	$67,022	$25,252	$92,108	$73,516	$32,210	$104,685	$84,428	$28,703	$112,834
Interest income (expense), net	(12)	2	(10)	11	—	11	(397)	1	(396)
Income before taxes	1,087	4,720	6,026	2,865	10,835	13,524	24,081	10,195	34,330
Capital expenditures	43,663	395	44,058	45,181	478	45,659	63,198	469	63,667
Depreciation and amortization expense	30,353	684	31,037	34,320	619	34,939	28,215	559	28,774

Approximately $166,000, $1,041,000 and $297,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. Capital expenditures and fixed assets are reduced by approximately $32,000, $349,000 and $272,000 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

A reconciliation of income before taxes is as follows (in thousands):

	Years Ended January 31,
	2014	2013	2012
Equipment Leasing	$1,087	$2,865	$24,081
Seamap	4,720	10,835	10,195
Reconciling items:
Elimination of (profit) loss from inter-company sales	219	(176)	54

Consolidated income before taxes	$6,026	$13,524	$34,330

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

15. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2014	$27,291	$20,895	$20,275	$23,647
	2013	$34,630	$23,080	$18,574	$28,401

Gross profit:	2014	$14,597	$4,300	$4,953	$8,165
	2013	$16,887	$7,400	$4,353	$8,773

Income (loss) before income taxes:	2014	$7,919	$(966)	$(3,106)	$2,179
	2013	$11,063	$1,274	$(2,178)	$3,365

Incomes taxes (benefit):	2014	$1,612	$(273)	$(478)	$397
	2013	$2,607	$(5,128)	$(956)	$(50)

Net income (loss):	2014	$6,307	$(693)	$(2,628)	$1,782
	2013	$8,456	$6,402	$(1,222)	$3,415

Income per common share—basic:	2014	$0.49	$(0.05)	$(0.21)	$0.14
	2013	$0.67	$0.50	$(0.10)	$0.27

Income per common share—diluted:	2014	$0.48	$(0.05)	$(0.21)	$0.14
	2013	$0.63	$0.48	$(0.10)	$0.26

16. Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid, which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2014 and 2013 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $621,000, $1,798,000 and $1,634,000 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom, Hungary, Colombia and Russia under operating leases. Office rental expense for the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $1,387,000, $1,528,000 and $1,199,000, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending:
2015	$1,513
2016	636
2017	414
2018	404
2019	186
Thereafter	—

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements — continued

17. Concentrations

Credit Risk—As of January 31, 2014 and 2013, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $3,102,000 from one customer and $9,591,000 from three customers, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $14,074,000 at January 31, 2014 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

18. Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2014	2013	2012
Canada	$13,113	$13,744	$13,243
UK/Europe	23,456	27,174	21,403
Latin America	7,529	15,575	17,786
Asia/South Pacific	25,256	14,173	17,810
Eurasia	6,810	4,052	3,528
Other	4,258	6,599	12,906

Total	$80,422	$81,317	$86,676

During each of the fiscal years ended January 31, 2014, 2013 and 2012, one customer exceeded 10% of total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated April 3, 2014 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of Mitcham Industries, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas

April 3, 2014

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2014	$3,374	1,048	(139	)(a)	(450	)(b)	$3,833
January 31, 2013	$4,391	(361)	20	(a)	(676	)(b)	$3,374
January 31, 2012	$2,666	1,768	1	(a)	(44	)(b)	$4,391
Allowance for obsolete equipment and inventory
January 31, 2014	$1,073	164	(15	)(a)	(190	)(c)	$1,032
January 31, 2013	$901	164	8	(a)	—	(c)	$1,073
January 31, 2012	$730	175	(4	)(a)	—	(c)	$901

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

4.6	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.7	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.13†*	Summary of Non-Employee Director Compensation

10.14	Equipment Purchase Agreement, dated November 6, 2012, between Sercel, S.A. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed with the SEC on December 5, 2012.	000-25142	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.15	Equipment Purchase Agreement, dated November 6, 2012, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed with the SEC on December 5, 2012.	000-25142	10.2

10.16	Loan Agreement dated August 31, 2012 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 4, 2012.	000-25142	10.1

10.17	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.1

10.18	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc. the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.2

10.19†	First Amendment to Credit Agreement dated December 23, 2013 among Mitcham Industries, Inc., HSBC Bank USA, N.A., and the lenders party thereto

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of Mitcham Industries, Inc.

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

32.2†	Certification of Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document