Form 10-Q
period 2014-04-30
MITCHAM INDUSTRIES INC
filed 2014-06-04
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,679,376 shares of common stock, $0.01 par value, were outstanding as of June 4, 2014.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,681	$15,162
Restricted cash	—	81
Accounts receivable, net	29,435	29,514
Contracts and notes receivable	963	1,005
Inventories, net	8,302	8,338
Prepaid income taxes	1,818	2,177
Deferred tax asset	1,701	1,968
Prepaid expenses and other current assets	2,634	3,915

Total current assets	56,534	62,160
Seismic equipment lease pool and property and equipment, net	124,296	129,573
Intangible assets, net	3,084	3,201
Goodwill	4,320	4,320
Deferred tax asset	6,781	6,133
Other assets	34	32

Total assets	$195,049	$205,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,045	$10,745
Current maturities – long-term debt	51	75
Deferred revenue	793	35
Accrued expenses and other current liabilities	2,314	1,583

Total current liabilities	6,203	12,438
Non-current income taxes payable	—	408
Long-term debt, net of current maturities	15,127	22,125

Total liabilities	21,330	34,971
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 13,912 and 13,907 shares issued at April 30, 2014 and January 31, 2014, respectively	139	139
Additional paid-in capital	118,593	118,156
Treasury stock, at cost (1,233 and 1,075 shares at April 30, 2014 and January 31, 2014, respectively)	(9,248)	(7,075)
Retained earnings	64,853	61,116
Accumulated other comprehensive income	(618)	(1,888)

Total shareholders’ equity	173,719	170,448

Total liabilities and shareholders’ equity	$195,049	$205,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2014	2013
Revenues:

Equipment leasing	$16,161	$20,093
Lease pool equipment sales	1,101	900
Seamap equipment sales	6,060	3,927
Other equipment sales	2,410	2,371

Total revenues	25,732	27,291

Cost of sales:
Direct costs - equipment leasing	1,226	1,273
Direct costs - lease pool depreciation	8,695	7,419
Cost of lease pool equipment sales	394	402
Cost of Seamap and other equipment sales	4,174	3,600

Total cost of sales	14,489	12,694

Gross profit	11,243	14,597

Operating expenses:
General and administrative	6,119	6,039
Depreciation and amortization	352	375

Total operating expenses	6,471	6,414

Operating income	4,772	8,183

Other income (expenses):
Interest, net	(115)	(3)
Other, net	189	(261)

Total other income (expenses)	74	(264)

Income before income taxes	4,846	7,919

Provision for income taxes	(1,109)	(1,612)

Net income	$3,737	$6,307

Net income per common share:
Basic	$0.29	$0.49

Diluted	$0.29	$0.48

Shares used in computing net income per common share:

Basic	12,749	12,789

Diluted	13,102	13,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2014	2013
Net income	$3,737	$6,307

Change in cumulative translation adjustment	1,270	(1,581)

Comprehensive income	$5,007	$4,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,737	$6,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,082	7,826
Stock-based compensation	399	266
Provision for inventory obsolescence	20	58
Gross profit from sale of lease pool equipment	(707)	(498)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	(56)
Deferred tax (benefit) provision	(801)	259
Changes in working capital items:
Accounts receivable	404	(5,665)
Contracts and notes receivable	64	688
Inventories	175	(1,345)
Prepaid expenses and other current assets	1,343	(1,578)
Income taxes payable	378	(46)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(36)	2,174

Net cash provided by operating activities	14,058	8,390

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(9,129)	(4,945)
Purchases of property and equipment	(87)	(161)
Sale of used lease pool equipment	1,101	900

Net cash used in investing activities	(8,115)	(4,206)

Cash flows from financing activities:
Net payments on revolving line of credit	(7,000)	(2,000)
Payments on borrowings	(34)	(39)
Net proceed from short-term investments	85	3
Proceeds from issuance of common stock upon exercise of options	36	60
Purchase of treasury stock	(2,173)	(1,527)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	56

Net cash used in financing activities	(9,086)	(3,447)
Effect of changes in foreign exchange rates on cash and cash equivalents	(338)	657

Net change in cash and cash equivalents	(3,481)	1,394
Cash and cash equivalents, beginning of period	15,162	15,150

Cash and cash equivalents, end of period	$11,681	$16,544

Supplemental cash flow information:
Interest paid	$136	$66
Income taxes paid, net	$1,555	$1,379
Purchases of seismic equipment held for lease in accounts payable at end of period	$1,361	$995

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

2.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2014 for Mitcham Industries, Inc. (for purposes of these notes, the “Company”) has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2014, the results of operations for the three months ended April 30, 2014 and 2013, and the cash flows for the three months ended April 30, 2014 and 2013, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2015. As of February 1, 2014, MML, MEL, MHL and our branch operations in Columbia changed their functional currencies to the U.S. dollar due to changes in the economic environment for these entities. Had these changes not been made, other income would have been approximately $374,000 less than as reported.

3.	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. ASU 2013-11 was effective in the three months ended April 30, 2014. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective during the fiscal year ended January 31, 2016. The Company does not believe the adoption will have a material effect on our financial statements.

4.	Restricted Cash

As of January 31, 2014, SAP had pledged approximately $81,000 in short-term time deposits to secure performance obligations in connection with certain contracts. As of April 30, 2014, the amount of security has been released as the contractual obligations have been fulfilled.

As these investments in short-term time deposits related to financing activities, the securing of contract obligations, these transactions were reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	April 30, 2014	January 31, 2014
	(in thousands)
Accounts receivable:
Accounts receivable	$33,278	$33,347
Allowance for doubtful accounts	(3,843)	(3,833)

Total accounts receivable, net	$29,435	$29,514

Contracts and notes receivable consisted of $963,000, due from three customers as of April 30, 2014 and $1,005,000 due from three customers as of January 31, 2014. The balance of contracts receivable at April 30, 2014 and January 31, 2014 consisted of contracts bearing interest at an average of approximately 8.5% and with remaining repayment terms from two to eight months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	April 30, 2014	January 31, 2014
	(in thousands)
Inventories:
Raw materials	$4,335	$4,599
Finished goods	4,214	4,159
Work in progress	828	612

	9,377	9,370
Less allowance for obsolescence	(1,075)	(1,032)

Total inventories, net	$8,302	$8,338

	April 30, 2014	January 31, 2014
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$260,827	$261,644
Land and buildings	366	366
Furniture and fixtures	9,120	8,904
Autos and trucks	789	770

	271,102	271,684
Accumulated depreciation and amortization	(146,806)	(142,111)

Total seismic equipment lease pool and property and equipment, net	$124,296	$129,573

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 4/30/2014	April 30, 2014			January 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$4,320			$4,320

Proprietary rights	6.2	$3,623	$(1,990)	$1,633	$3,577	$(1,900)	1,677
Customer relationships	3.8	2,190	(1,141)	1,049	2,159	(1,057)	1,102
Patents	3.8	660	(344)	316	650	(318)	332
Trade name	3.8	180	(94)	86	177	(87)	90

Amortizable intangible assets		$6,653	$(3,569)	$3,084	$6,563	$(3,362)	$3,201

As of April 30, 2014, the Company had goodwill of $4,320,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the three months ended April 30, 2014.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $160,000 and $165,000 for the three months ended April 30, 2014 and 2013, respectively. As of April 30, 2014, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2015	$482
2016	643
2017	643
2018	643
2019	643
2020 and thereafter	30

Total	$3,084

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	April 30, 2014	January 31, 2014
Revolving line of credit	$15,000	$22,000
Other equipment notes	178	200

	15,178	22,200
Less current portion	(51)	(75)

Long-term debt	$15,127	$22,125

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of April 30, 2014, the base rate margin was 200 basis points and the Eurodollar margin was 300 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the three months ended April 30, 2014.

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

The Company’s average borrowings under the Credit Agreement and the predecessor revolving credit facility for the three months ended April 30, 2014 and 2013 were approximately $19,011,000 and $6,983,000, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

8.	Income Taxes

Prepaid taxes of approximately $1.8 million at April 30, 2014 consisted of approximately $200,000 of foreign taxes and approximately $1.6 million of domestic federal and state taxes. Prepaid income taxes of approximately $2.2 million at January 31, 2014 consisted of approximately $600,000 of foreign taxes and approximately $1.6 million of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2010.

In September 2013, the Internal Revenue Service (“IRS”) initiated an examination of the Company’s federal income tax return for the fiscal year ended January 31, 2013. In May 2014, the IRS notified the Company that it will not propose any adjustments as a result of this examination.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2008.

In September 2013 the IRS issued final regulations relating to guidance on applying rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning February 1, 2014. These regulations are not expected to have a material impact on our financial statements.

The effective tax rate for the three months ended April 30, 2014 and 2013 was approximately 23%, and 20%, respectively. These rates are generally less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Basic weighted average common shares outstanding	12,749	12,789

Stock options	316	393
Unvested restricted stock	37	38

Total weighted average common share equivalents	353	431

Diluted weighted average common shares outstanding	13,102	13,220

10.	Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the three months ended April 30, 2014, the Company repurchased 158,400 shares of its common stock at an average price of approximately $13.72 per share. These shares are reflected as treasury stock in the accompanying financial statements. As of April 30, 2014, the Company has purchased a total of 306,300 shares under this program and up to 693,700 additional shares may be purchased. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s various equity incentive plans during the three months ended April 30, 2014 and 2013 was approximately $399,000 and $266,000, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2014	As of January 31, 2014
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$174,274	$183,911
Seamap	21,054	21,814
Eliminations	(279)	(306)

Consolidated	$195,049	$205,419

Results for the three months ended April 30, 2014 and 2013 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2014	2013	2014	2013	2014	2013
Equipment Leasing	$19,672	$23,364	$3,278	$8,158	$3,523	$7,835
Seamap	6,197	3,934	1,500	(26)	1,329	33
Eliminations	(137)	(7)	(6)	51	(6)	51

Consolidated	$25,732	$27,291	$4,772	$8,183	$4,846	$7,919

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2014	2013
	(in thousands)
Revenues:
Equipment Leasing	$19,672	$23,364
Seamap	6,197	3,934
Inter-segment sales	(137)	(7)

Total revenues	25,732	27,291

Cost of sales:
Equipment Leasing	11,948	11,043
Seamap	2,672	1,709
Inter-segment costs	(131)	(58)

Total cost of sales	14,489	12,694

Gross profit	11,243	14,597
Operating expenses:
General and administrative	6,119	6,039
Depreciation and amortization	352	375

Total operating expenses	6,471	6,414

Operating income	$4,772	$8,183

EBITDA (1)	$14,043	$15,748
Adjusted EBITDA (1)	$14,442	$16,014

Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net income	$3,737	$6,307
Interest (income) expense, net	115	3
Depreciation and amortization	9,082	7,826
Provision for income taxes	1,109	1,612

EBITDA (1)	14,043	15,748
Stock-based compensation	399	266

Adjusted EBITDA (1)	$14,442	$16,014

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$14,058	$8,390
Stock-based compensation	(399)	(266)
Changes in trade accounts, contracts and notes receivable	(468)	4,977
Interest paid	136	66
Taxes paid , net of refunds	1,555	1,379
Gross profit from sale of lease pool equipment	707	498
Changes in inventory	(175)	1,345
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	36	(2,174)
Changes in prepaid expenses and other current assets	(1,343)	1,578
Other	(64)	(45)

EBITDA (1)	$14,043	$15,748

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the predecessor revolving credit facility and the Credit Agreement each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2014 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Historically, our first fiscal quarter has produced the highest leasing revenues, due in large part to the effect of the Canadian and Russian winter seasons discussed above. With the expansion of our land leasing operations into other geographic areas, such as South America and Europe, and marine leasing, we have seen a lessening of the seasonal variation in our leasing business for some years. We expect to continue to experience seasonal fluctuations, but such fluctuations may not be as great or as predictable as in the past.

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

During fiscal 2013, we experienced an unexpected softening of demand for land seismic equipment in certain markets, specifically Latin America and Europe, and we saw sporadic land leasing demand in the United States, each as more fully discussed below. This situation continued into fiscal 2014 to a large degree, as discussed more fully below. We experienced marginal improvement in the third quarter of fiscal 2014 and seasonal improvement in the fourth quarter of fiscal 2014 and first quarter of fiscal 2015; however, there remains much uncertainty as to the magnitude of the future improvement, if any.

In Latin America, specifically in Colombia, we, and the seismic industry in general, have experienced a series of delays in anticipated projects due to permitting, labor and logistical difficulties encountered by our existing and potential customers. A significant number of projects have been recently awarded to seismic contractors in Colombia, which we believe could indicate improving activity in that region. We have seen indications of renewed activity in Latin America, where we have delivered equipment for new contracts and are staging equipment for other contracts. Based on our discussions with customers and others in the industry, we believe there is considerable future demand for seismic services and equipment in Latin America, including Colombia, Bolivia, Brazil and other areas. Therefore, we remain optimistic about the future of our land leasing operations in Latin America. However, given our experience in recent periods and reports of on-going permitting, labor and security issues in parts of Colombia, the timing of many projects in Latin America continues to be uncertain. We have recently experienced an increase in demand for specific types of wireless recording equipment in this region. Accordingly, in the fourth quarter of fiscal 2014 we purchased additional amounts of this equipment and have deployed it into Latin America for use on a particular project which began in the first quarter of fiscal 2015.

Leasing revenues in the United States declined over the course of fiscal 2013 and through fiscal 2014. We believe this decline, and the sporadic activity we have experienced in this region, has been due to an overall slow-down in exploration activity in the United States and the diversion of exploration budgets to drilling programs rather than seismic exploration. We did experience an increase in leasing revenues from this region in the fourth quarter of fiscal 2014 due to a particular project. We do not believe this improvement is indicative of a trend and this project did not extend beyond the fourth quarter of fiscal 2014. However, there are indications from some customers that they expect improved activity in the United States during calendar 2014. The effect of any such improvement on our business cannot be determined at this time.

Land rental activity in Europe has generally improved over the past several months, except for normal seasonal interruptions. Political changes, fiscal issues and environmental concerns, which we believe caused delays in many energy projects in Europe, appear to have eased in many countries. Based on discussions with our customers there are indications of continued improved leasing activity in Europe over the balance of fiscal 2015.

The seismic industry in Russia is generally seasonal, and most seismic projects are scheduled for the winter season, which would encompass our fourth quarter and first quarter. We experienced an improvement in our land leasing business in this area during the recently completed winter season over the comparable period one year ago. In response to this, we deployed additional equipment to that region, including equipment from Europe. Based on discussions with customers, we expect land seismic activity in Russia to remain relatively strong in future periods. However, the current political situation in Ukraine and the resulting economic sanctions imposed by the United States and other Western powers could have an impact on the Russian economy and our business. In addition, existing and potential sanctions, as well as sanctions imposed by the Russian Federation, could have a negative impact on our business. See Part II – Item 1A – Risk Factors.

Land seismic exploration activity during the recently completed winter season in Canada, which primarily encompasses our fourth and first quarters, was extremely weak this year. Industry sources estimate that overall activity was down over 40% as compared to the previous year, as several oil companies cancelled or delayed seismic exploration programs. However we purchased and deployed new wireless equipment to Canada to support a particular project during this winter season. This project partially offset the decline in our rental business in Canada in the first quarter of fiscal 2015. However, our business in Canada was significantly below that in the comparable period one year ago. It is uncertain if this decline in activity in Canada is temporary.

We have recently experienced an improvement in demand for our down hole seismic tools. Based on outstanding orders and inquiries, we expect this improvement to continue into fiscal 2015. However, demand for down hole seismic tools tends to be sporadic and projects utilizing this equipment are often subject to delays or cancellation. Demand this equipment in widespread geographically, with projects in North America, Latin America, the Middle East and elsewhere.

We have recently seen a decline in demand in our marine rental business. Due to industry consolidation and restructuring we believe there to be an oversupply of used marine equipment available on the market, which has had a negative impact on the demand for our rental products. We believe this situation to be temporary although it is likely to continue into fiscal 2015. A significant marine rental contract with a Russian customer and that was scheduled to begin in the second quarter of fiscal 2015 was recently cancelled. The particular equipment involved requires an export permit to be issued by the United States Department of Commerce before the equipment can be exported to Russia. Although permits of this type have been issued routinely in the past, due to the economic sanctions imposed by the United States as a result of the situation in Ukraine, the issuance of all such permits has been suspended.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of existing GunLink and BuoyLink products to newer versions or systems with greater functionality. Recently, some marine seismic contractors have reported softening of demand and therefore pressure on the pricing to their customers. We do not believe this decline in demand has had a material impact on our business to date. However, should this situation persist, we could experience a decline in demand for our Seamap products and for marine leasing products. This could also cause customers to delay expansion or upgrade plans.

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

In May 2015, Seamap acquired the energy source product lines of ION Geophysical Corporation (“ION”), consisting of the Digishot® energy source controller and Sleeve Gun energy sources. We believe the addition of these products and the associated customer relationships will allow Seamap to expand its market presence and provide its customers with a more complete offering of products. In addition, we believe that the intellectual property acquired with these products will prove valuable in future product offerings and enhancements.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business and our income from operations.

Over the past several years, we have made significant additions to our lease pool of equipment, amounting to over $200 million in equipment purchases during the five years ended January 31, 2014. By adding this equipment, we have not only expanded the amount of equipment that we have, but have also increased the geographic expanse of our leasing operations and have expanded the types of equipment that we have in our lease pool. From time to time we will seek to sell certain types of equipment from our lease pool, such as older technology or equipment for which demand is declining, and redeploy that capital into other types of equipment. During first quarter of fiscal 2015 we added approximately $2.8 million of equipment to our lease pool, as compared to approximately $1.7 million in the first quarter fiscal 2014. We expect that additions to our lease pool for all of fiscal 2015 will amount to approximately $15 million to $20 million.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended April 30, 2014 and 2013, revenues from international customers totaled approximately $23.1 million and $24.6 million, respectively. These amounts represent approximately 90% of consolidated revenues in each of these periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended April 30, 2014 and 2013 were approximately $25.7 million and $27.3 million, respectively. The decrease between the two periods was due to lower leasing revenues, partially offset by higher Seamap equipment sales. For the three months ended April 30, 2014, we generated operating income of approximately $4.8 million, compared to approximately $8.2 million for the three months ended April 30, 2013. The decrease in operating profit as compared to the same period a year ago was due primarily to lower leasing revenues and higher lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended April 30,
	2014	2013
	($ in thousands)
Revenue:
Equipment leasing	$16,161	$20,093
Lease pool equipment sales	1,101	900
New seismic equipment sales	597	117
SAP equipment sales	1,813	2,254

	19,672	23,364

Cost of sales:
Direct costs-equipment leasing	1,226	1,273
Lease pool depreciation	8,692	7,470
Cost of lease pool equipment sales	394	402
Cost of new seismic equipment sales	263	79
Cost of SAP equipment sales	1,373	1,819

	11,948	11,043

Gross profit	$7,724	$12,321

Gross profit %	39%	53%

Equipment leasing revenues decreased approximately 20% in the first quarter of fiscal 2015 from the first quarter of fiscal 2014 due primarily to a significant decline in land leasing in Canada and a decline in marine leasing. These declines were partially offset by higher land leasing revenues in Latin America and Europe and higher down hole equipment leasing revenue. We did experience expected seasonal improvement in Canadian land leasing activity in the first quarter over the fourth quarter of fiscal 2014. However, our revenues in Canada in the first quarter of fiscal 2015 were approximately 40% below the first quarter of fiscal 2014. This is despite the effect of a large project in the quarter utilizing wireless equipment that we acquired in the fourth quarter of fiscal 2014. Leasing revenues in Latin America were significantly improved in the first quarter of fiscal 2015 as compared to the same period in fiscal. This improvement resulted from projects in Colombia and Bolivia. The project delays which have been impacting activity in Colombia appear to have been at least partially resolved recently. However, as discussed above, it is possible that such issues could affect further projects. Land leasing activity in the United States in the first quarter of fiscal 2015 was essentially flat with the first quarter of fiscal 2014 as the downward trend that began in fiscal 2013 has continued. We believe this is caused by a shift in exploration spending towards drilling activity and away from seismic programs. The decline in marine leasing activity in the first quarter of fiscal 2015 is, we believe, the result of an excess of used equipment becoming available in the market as discussed above. In addition, in the third quarter of fiscal 2014, we sold certain marine equipment from our lease pool which had contributed significant leasing revenues in the first quarter of fiscal 2014. Leasing activity in the Pacific Rim was lower in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014 due primarily to the temporary suspension of a project there. We expect that project to recommence in the second quarter of fiscal 2015 and are planning to deploy additional equipment into that region. We believe the increase in down hole equipment leasing reflects the shift towards greater drilling and development expenditures.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended April 31, 2014 and 2013 was approximately $707,000 and $498,000, respectively. We expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended April 30, 2014 and 2013 was approximately $334,000 and $38,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the fiscal quarter ended April 30, 2014, SAP generated gross profit of approximately $440,000 from these transactions as compared to approximately $435,000 in the fiscal quarter ended April 30, 2013. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which are often times governmental agencies in the Pacific Rim.

Direct costs related to equipment leasing were approximately 8% and 6% of leasing revenues in the three months ended April 30, 2014 and 2013, respectively. The relationship between direct costs and leasing revenues reflect certain costs that are generally fixed and do not fluctuate with the level of leasing revenues.

For the three months ended April 30, 2014, lease pool depreciation increased approximately 16% from the first three months of fiscal 2014. The increase in depreciation expense results from the additions to our lease pool made during fiscal 2014, particularly the fourth quarter of that fiscal year.

Overall, our Equipment Leasing segment generated gross profit of approximately $7.7 million, 39% of segment revenues, in the first quarter of fiscal 2015, as compared to $12.3 million, 53% of segment revenues, in the first quarter of fiscal 2014.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended April 30,
	2014	2013
	($ in thousands)
Equipment sales	$6,197	$3,934
Cost of equipment sales	2,672	1,709

Gross profit	$3,525	$2,225

Gross profit %	57%	57%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2014, we shipped one GunLink 4000 systems and one BuoyLink system. Other revenues for this segment were related to the sale of other products and spare parts as well as support, engineering, training and repair services. In the three months ended April 30, 2013, we shipped no GunLink 4000 systems and no BuoyLink systems. The fluctuations in sales between comparable periods result primarily from the number of major systems delivered within those periods. Changes in product prices did not contribute materially to the difference in sales between the periods.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2014 were approximately $6.1 million, compared to approximately $6.0 million for the three months ended April 30, 2013. The increase in the fiscal 2015 period reflects increased personnel related costs, offset by lower incentive compensation costs and higher overhead absorption from Seamap. Included in general and administrative expenses for the three months ended April 30, 2104 and 2013 is stock-based compensation expense of approximately $399,000 and $266,000, respectively.

Other Income (Expense)

Net interest expense for the three months ended April 30, 2104 was approximately $115,000, as compared to approximately $3,000 for the three months ended April 30, 2103. This reflects increased costs associated with our revolving credit facility, including commitment fees and costs. The variation between the comparable periods is due primarily to higher average borrowings under our revolving credit agreement.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Some of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. As of February 1, 2014, MML, MEL, MHL and our branch operations in Columbia changed their functional currencies to the U.S. dollar due to changes in the economic environment for these entities. Had these changes not been made, other income would have been approximately $374,000 less than as reported. In the three months ended April 30, 2014, we had net foreign exchange gains of approximately $189,000. These net losses and gains resulted primarily from fluctuations in the value of the Singapore dollar, Euro, Colombian peso and Russian ruble versus the U.S. dollar. In the three months ended April 30, 2013, we had net foreign exchange losses of approximately $261,000. These net gains and losses resulted primarily from fluctuations in the value of the Singapore dollar, Colombian peso and Russian ruble versus the U.S. dollar.

Provision for Income Taxes

Our tax provision for the three months ended April 30, 2014 was approximately $1.1 million, which is an effective tax rate of approximately 23%. For the three months ended April 30, 2013, our tax provision was approximately $1.6 million, which is an effective rate of approximately 20%. Our annual effective tax rate is less than the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our predecessor revolving credit facility and our Credit Agreement. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,058	$8,390
Net cash used in investing activities	(8,115)	(4,206)
Net cash (used in) provided by financing activities	(9,086)	(3,447)
Effect of changes in foreign exchange rates on cash and cash equivalents	(338)	657

Net (decrease) increase in cash and cash equivalents	(3,481)	$1,394

As of April 30, 2014, we had working capital of approximately $50.3 million, including cash and cash equivalents of approximately $11.7 million, as compared to working capital of approximately $49.7 million, including cash and cash equivalents and restricted cash of approximately $15.2 million, at January 31, 2014. The increase in working capital resulted primarily from net income generated during the first three months of fiscal 2014.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $14.1 million in the first three months of fiscal 2015 as compared to approximately $8.4 million in the first three months in fiscal 2014. This increase resulted primarily from higher collections of accounts receivable in the fiscal 2015 period.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended April 30, 2014 included purchases of seismic equipment held for lease totaling approximately $9.1 million, as compared to approximately $4.9 million in the three months ended April 30, 2013. There was approximately $1.4 million in accounts payable at April 30, 2014 related to lease pool purchases. At January 31, 2014, there was approximately $7.7 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $2.8 million in the first three months of fiscal 2015, as compared to approximately $1.7 million in the first three months of fiscal 2014. We expect additions to our lease pool for all of fiscal 2015 to total between $15.0 million and $20.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the first three months of fiscal 2015, proceeds from the sale of lease pool equipment totaled approximately $1.1 million, compared to approximately $900,000 in the first three months of fiscal 2014. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $9.1 million in the first three months of fiscal 2015 compared to approximately $3.4 million in the first three months of fiscal 2014. During the three months ended April 30, 2014, we made net repayments of approximately $7.0 million on Credit Agreement. During the three months ended April 30, 2013, we had net repayments under our predecessor revolving credit facility of approximately $2.0 million.

In April 2013, our Board of Directors authorized a share repurchase program for up to 1.0 million shares of our common stock. In the three months ended April 30, 2014, we purchased 158,400 shares of our common stock at a total cost of approximately $2.2 million, as compared to 102,900 shares at a cost of approximately $1.5 million in the three months ended April 30, 2013. Since the inception of the repurchase program we have purchased a total of 306,300 shares pursuant to this program, leaving the purchase of a further 693,700 shares authorized under the existing program. We believe that the repurchase of our shares is an effective use of our capital and expect to make further purchases as market and operating conditions warrant.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 30, 2014, we had provided stand-by letters of credit totaling approximately $2.0 million under the Credit Agreement related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of April 30 2014, the margins for Eurodollar loans and ABR loans are 3.00% and 2.00%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of April 30, 2014, the commitment fee rate is 0.50%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of April 30, 2014, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness in excess of $5.0 million, other than indebtedness to HSBC, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default include a change in control provision.

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2014:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended April 30, 2014
Leverage Ratio	Not more than 2.00 to 1.00	0.46 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	67.77 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA - $36.9 million

As of June 3, 2014, borrowings of approximately $25.0 million and letters of credit totaling approximately $2.0 million were outstanding under the Credit Agreement.

As of April 30, 2014, we have outstanding commitments for the purchase of lease pool equipment amounting to approximately $2.4 million.

In May 2015, Seamap purchased the energy source product lines from ION. The transaction included a cash payment of $14.5 million to ION. We funded this payment with a combination of cash on hand and borrowings under the Credit Agreement. We may seek to refinance a portion of these borrowings with a new credit facility with Seamap Pte Ltd as the borrower.

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition from ION made in May 2015. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of April 30, 2014, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $9.9 million. Approximately $6.2 million may be distributed to the United States in repayment of inter-company obligations as of April 30, 2014 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2014, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $4.8 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $480,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 80% of our net assets as of April 30, 2014 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of April 30, 2014, there was $15.0 million outstanding under the Credit Agreement. The Credit Agreement provides for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $150,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

Other than the risk factor listed below, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 have not materially changed.

Political and economic sanctions involving the Russian Federation could impact our operations.

The recent political turmoil in Ukraine, along with the response of the Russian, United States and other Western governments to this situation, have the potential to materially adversely impact our operations in Russia. The United States Department of Commerce has recently suspended the issuance of permits for the export of certain equipment to Russia. As a result of this, we are unable to provide certain marine equipment for a contract in Russia and that contract has been cancelled. These and further sanctions could impact our ability to import equipment into Russia in order to support our business there. Economic sanctions or the imposition of additional currency controls by Russia could hinder our ability to transfer funds out of Russia.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2014, we repurchased shares of our common stock pursuant to a publicly announced repurchase program as follows:

	Number of Shares Repurchased	Average Price Paid per Share
February 1, 2014 – February 28, 2014	—	—
March 1, 2014 – March 31, 2014	—	—
April 1, 2014 – April 30, 2014	158,400	$13.72
Total for quarter	158,400	$13.72

The repurchase program of up to 1,000,000 shares was announced on April 3, 2013 and expires on December 31, 2014. The shares were purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18. As of April 30, 2014, 693,700 shares are available to be repurchased under this program.

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

MITCHAM INDUSTRIES, INC.

Date: June 4, 2014	/s/ Robert P. Capps
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