Form 10-Q
period 2014-07-31
MITCHAM INDUSTRIES INC
filed 2014-09-04
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,767,756 shares of common stock, $0.01 par value, were outstanding as of September 2, 2014.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,427	$15,162
Restricted cash	—	81
Accounts receivable, net	29,517	29,514
Contracts and notes receivable	904	1,005
Inventories, net	11,728	8,338
Prepaid income taxes	1,488	2,177
Deferred tax asset	1,711	1,968
Prepaid expenses and other current assets	6,010	3,915

Total current assets	60,785	62,160
Seismic equipment lease pool and property and equipment, net	122,102	129,573
Intangible assets, net	12,741	3,201
Goodwill	5,703	4,320
Deferred tax asset	7,827	6,133
Other assets	34	32

Total assets	$209,192	$205,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,590	$10,745
Current maturities – long-term debt	22	75
Deferred revenue	667	35
Accrued expenses and other current liabilities	5,500	1,583

Total current liabilities	12,779	12,438
Non-current income taxes payable	—	408
Long-term debt, net of current maturities	25,122	22,125

Total liabilities	37,901	34,971
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,002 and 13,907 shares issued at July 31, 2014 and January 31, 2014, respectively	140	139
Additional paid-in capital	119,248	118,156
Treasury stock, at cost (1,234 and 1,075 shares at July 31, 2014 and January 31, 2014, respectively)	(9,262)	(7,075)
Retained earnings	61,506	61,116
Accumulated other comprehensive income	(341)	(1,888)

Total shareholders’ equity	171,291	170,448

Total liabilities and shareholders’ equity	$209,192	$205,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Equipment leasing	$8,226	$6,442	$24,387	$26,535
Lease pool equipment sales	1,285	2,119	2,386	3,019
Seamap equipment sales	7,709	6,958	13,769	10,885
Other equipment sales	2,325	5,376	4,735	7,747

Total revenues	19,545	20,895	45,277	48,186

Cost of sales:
Direct costs - equipment leasing	1,131	1,119	2,357	2,392
Direct costs - lease pool depreciation	8,866	7,386	17,561	14,805
Cost of lease pool equipment sales	429	559	823	961
Cost of Seamap and other equipment sales	5,882	7,531	10,056	11,131

Total cost of sales	16,308	16,595	30,797	29,289

Gross profit	3,237	4,300	14,480	18,897
Operating expenses:
General and administrative	6,673	6,048	12,792	12,087
Depreciation and amortization	560	378	912	753

Total operating expenses	7,233	6,426	13,704	12,840

Operating (loss) income	(3,996)	(2,126)	776	6,057
Other income (expenses):
Interest, net	(85)	160	(200)	157
Other, net	58	1,000	247	739

Total other (expenses) income	(27)	1,160	47	896

(Loss) income before income taxes	(4,023)	(966)	823	6,953
Benefit (provision) for income taxes	676	273	(433)	(1,339)

Net (loss) income	$(3,347)	$(693)	$390	$5,614

Net (loss) income per common share:
Basic	$(0.26)	$(0.05)	$0.03	$0.44

Diluted	$(0.26)	$(0.05)	$0.03	$0.43

Shares used in computing net income per common share:
Basic	12,671	12,742	12,710	12,766
Diluted	12,671	12,742	13,044	13,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2014	2013	2014	2013
Net (loss) income	$(3,347)	$(693)	$390	$5,614
Change in cumulative translation adjustment	277	(4,610)	1,547	(6,191)

Comprehensive (loss) income	$(3,070)	$(5,303)	$1,937	$(577)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$390	$5,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,545	15,624
Stock-based compensation	696	553
Provision for inventory obsolescence	44	58
Gross profit from sale of lease pool equipment	(1,563)	(2,058)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(123)	(44)
Deferred tax benefit	(2,009)	(695)
Changes in working capital items:
Accounts receivable	637	(2,568)
Contracts and notes receivable	122	1,329
Inventories	416	(1,028)
Prepaid expenses and other current assets	(2,239)	(1,382)
Income taxes payable	850	(1,666)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	3,384	2,224

Net cash provided by operating activities	19,150	15,961

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(13,716)	(7,829)
Acquisition of business	(14,500)	—
Purchases of property and equipment	(218)	(405)
Sale of used lease pool equipment	2,386	3,019

Net cash used in investing activities	(26,048)	(5,215)

Cash flows from financing activities:
Net proceeds from (payments on) revolving line of credit	3,000	(4,000)
Payments on borrowings	(67)	(72)
Net proceeds from short-term investments	85	7
Proceeds from issuance of common stock upon exercise of options	37	252
Purchase of treasury stock	(2,187)	(1,527)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	123	44

Net cash provided by (used in) financing activities	991	(5,296)
Effect of changes in foreign exchange rates on cash and cash equivalents	172	(302)

Net change in cash and cash equivalents	(5,735)	5,148
Cash and cash equivalents, beginning of period	15,162	15,150

Cash and cash equivalents, end of period	$9,427	$20,298

Supplemental cash flow information:
Interest paid	$392	$82
Income taxes paid	$1,376	$3,625
Purchases of seismic equipment held for lease in accounts payable at end of period	$3,426	$1,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Mitcham Industries, Inc. (for purposes of these notes, the “Company”) was incorporated in Texas in 1987. The Company, through its wholly-owned Canadian subsidiary, Mitcham Canada, ULC. (“MCL”), its wholly-owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly-owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly-owned Singaporean subsidiary, Mitcham Marine Leasing Pte Ltd. (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly-owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly-owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries, with manufacturing, support and sales facilities based in Singapore and the United Kingdom. All material intercompany transactions and balances have been eliminated in consolidation.

2.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2014 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2014, the results of operations for the three and six months ended July 31, 2014 and 2013, and the cash flows for the six months ended July 31, 2014 and 2013, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2015. As of February 1, 2014, MML, MEL, MHL and our branch operations in Colombia changed their functional currencies to the U.S. dollar due to changes in the economic environment for these entities. Had these changes not been made, other income would have been approximately $735,000 less than as reported.

3.	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. ASU 2013-11 was effective in the six months ended July 31, 2014. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective during the fiscal year ended January 31, 2016. The Company does not believe the adoption will have a material effect on its financial statements.

4.	Acquisition

        In May 2014, the Company’s wholly-owned subsidiary, Seamap Pte Ltd., purchased two product lines from ION Geophysical Corporation (“ION”) for $14.5 million in cash and a credit of $2.0 million against futures sales or rentals. These product lines consist of Digishot™ energy source controller and the Sleeve Gun energy sources, collectively the “ION Source Products”. The Company made this acquisition to expand the product offerings available to customers, gain access to additional technology and expand the markets in which it operates. The Company accounted for this transaction as a business combination and these operations are included in the Seamap segment. Based on an independent valuation study, the fair value of the consideration was determined to be approximately $15.6 million and was allocated as follows: $10.0 million to intangible assets, $3.6 million to inventory, $1.4 million to goodwill and $600,000 to furniture and fixtures. The goodwill is not deductible for tax purposes. Pro forma results of operations have not been presented as the business combination was not significant.

5.	Restricted Cash

As of January 31, 2014, SAP had pledged approximately $81,000 in short-term time deposits to secure performance obligations in connection with certain contracts. As of April 30, 2014, the amount of security had been released as the contractual obligations have been fulfilled.

As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

6.	Balance Sheet

	July 31, 2014	January 31, 2014
	(in thousands)
Accounts receivable:
Accounts receivable	$33,342	$33,347
Allowance for doubtful accounts	(3,825)	(3,833)

Total accounts receivable, net	29,517	$29,514

Contracts and notes receivable consisted of $904,000, due from three customers as of July 31, 2014 and $1,005,000 due from three customers as of January 31, 2014. The balance of contracts receivable at July 31, 2014 and January 31, 2014 consisted of contracts bearing interest at an average of approximately 8.6% and with remaining repayment terms from one to two months. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	July 31, 2014	January 31, 2014
	(in thousands)
Inventories:
Raw materials	$6,371	$4,599
Finished goods	5,376	4,159
Work in progress	1,092	612

	12,839	9,370
Less allowance for obsolescence	(1,111)	(1,032)

Total inventories, net	$11,728	$8,338

In May of 2014, the Company acquired $3.6 million of inventory in connection with the purchase of two product lines from ION. See Note 4 to our consolidated financial statements.

	July 31, 2014	January 31, 2014
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$264,354	$261,644
Land and buildings	366	366
Furniture and fixtures	9,869	8,904
Autos and trucks	791	770

	275,380	271,684
Accumulated depreciation and amortization	(153,278)	(142,111)

Total seismic equipment lease pool and property and equipment, net	$122,102	$129,573

7.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 7/31/2014	July 31, 2014			January 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$5,703			$4,320

Proprietary rights	8.4	$6,546	$(2,102)	$4,444	$3,577	$(1,900)	1,677
Customer relationships	6.3	7,336	(1,332)	6,004	2,159	(1,057)	1,102
Patents	7.1	2,482	(409)	2,073	650	(318)	332
Trade name	7.2	322	(102)	220	177	(87)	90

Amortizable intangible assets		$16,686	$(3,945)	$12,741	$6,563	$(3,362)	$3,201

As of July 31, 2014, the Company had goodwill of $5,703,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the six months ended July 31, 2014.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $364,000 and $164,000 for the three months ended July 31, 2014 and 2013, respectively, and $524,000 and $329,000 for the six months ended July 31, 2014 and 2013, respectively. As of July 31, 2014, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2015	$926
2016	1,852
2017	1,809
2018	1,787
2019	1,438
2020 and thereafter	4,929

Total	$12,741

8.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	July 31, 2014	January 31, 2014
Revolving line of credit	$25,000	$22,000
Other equipment notes	144	200

	25,144	22,200
Less current portion	(22)	(75)

Long-term debt	$25,122	$22,125

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of July 31, 2014, the base rate margin was 175 basis points and the Eurodollar margin was 275 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the six months ended July 31, 2014.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, and transactions with affiliates and lines of business. The events of default include a change in control provision.

The Company’s average borrowings under the Credit Agreement and the predecessor revolving credit facility for the six months ended July 31, 2014 and 2013 were approximately $21,481,000 and $3,715,000, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

9.	Income Taxes

Prepaid taxes of approximately $1.5 million at July 31, 2014 consisted of approximately $1.4 million of foreign taxes and approximately $100,000 of domestic federal and state taxes. Prepaid income taxes of approximately $2.2 million at January 31, 2014 consisted of approximately $600,000 of foreign taxes and approximately $1.6 million of domestic federal and state taxes.

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

The effective tax rate for the three and six months ended July 31, 2014 was approximately 16.8%, and 52.6%, respectively. The effective tax rate for the three and six months ended July 31, 2013 was approximately 28.3% and 19.3%, respectively. These rates are generally less than the federal statutory rate of 34% primarily due to the effect of lower tax rates in certain foreign jurisdictions and foreign withholding taxes. The Company has determined that earnings from these jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,671	12,742	12,710	12,766
Stock options	293	419	305	406
Unvested restricted stock	22	15	29	26

Total weighted average common share equivalents	315	434	334	432

Diluted weighted average common shares outstanding	12,986	13,176	13,044	13,198

For the three months ended July 31, 2014 and 2013, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

11.	Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the six months ended July 31, 2014, the Company repurchased 158,400 shares of its common stock at an average price of approximately $13.72 per share. These shares are reflected as treasury stock in the accompanying financial statements. As of July 31, 2014, the Company has purchased a total of 306,300 shares under this program and up to 693,700 additional shares may be purchased. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

12.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2014 was approximately $297,000 and $696,000, respectively, and, during the three and six months ended July 31, 2013 was approximately $287,000 and $553,000, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2014	As of January 31, 2014
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$172,881	$183,911
Seamap	36,726	21,814
Eliminations	(415)	(306)

Consolidated	$209,192	$205,419

Results for the three months ended July 31, 2014 and 2013 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2014	2013	2014	2013	2014	2013
Equipment Leasing	$11,836	$13,937	$(4,827)	$(3,428)	$(4,755)	$(2,504)
Seamap	8,008	7,042	990	1,260	891	1,496
Eliminations	(299)	(84)	(159)	42	(159)	42

Consolidated	$19,545	$20,895	$(3,996)	$(2,126)	$(4,023)	$(966)

Results for the six months ended July 31, 2014 and 2013 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2014	2013	2014	2013	2014	2013
Equipment Leasing	$31,508	$37,301	$(1,549)	$4,730	$(1,232)	$5,331
Seamap	14,205	10,976	2,490	1,234	2,220	1,529
Eliminations	(436)	(91)	(165)	93	(165)	93

Consolidated	$45,277	$48,186	$776	$6,057	$823	$6,953

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	decline in the demand for seismic data and our services;

•	the effect of changing economic conditions and fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	risks associated with our manufacturing operations;

•	the impact of economic and trade sanctions imposed on Russia by the United States and the European Union in response to the political unrest in Ukraine: and

•	other risks associated with our foreign operations, including foreign currency exchange risk.

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part II, “Item 1A. Risk Factors” of the Quarterly Report on Form 10-Q for the period ended April 30, 2014, and (3) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$11,836	$13,937	$31,508	$37,301
Seamap	8,008	7,042	14,205	10,976
Inter-segment sales	(299)	(84)	(436)	(91)

Total revenues	19,545	20,895	45,277	48,186

Cost of sales:
Equipment Leasing	12,218	13,119	24,166	24,162
Seamap	4,230	3,602	6,902	5,311
Inter-segment costs	(140)	(126)	(271)	(184)

Total cost of sales	16,308	16,595	30,797	29,289

Gross profit	3,237	4,300	14,480	18,897
Operating expenses:
General and administrative	6,673	6,048	12,792	12,087
Depreciation and amortization	560	378	912	753

Total operating expenses	7,233	6,426	13,704	12,840

Operating (loss) income	$(3,996)	$(2,126)	$776	$6,057

EBITDA (1)	$5,525	$6,672	$19,568	$22,420
Adjusted EBITDA (1)	$5,822	$6,959	$20,264	$22,973
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net (loss) income	$(3,347)	$(693)	$390	$5,614
Interest (income) expense, net	85	(160)	200	(157)
Depreciation and amortization	9,463	7,798	18,545	15,624
(Benefit) provision for income taxes	(676)	(273)	433	1,339

EBITDA (1)	5,525	6,672	19,568	22,420
Stock-based compensation	297	287	696	553

Adjusted EBITDA (1)	$5,822	$6,959	$20,264	$22,973

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$5,092	$7,571	$19,150	$15,961
Stock-based compensation	(297)	(287)	(696)	(553)
Changes in trade accounts, contracts and notes receivable	(291)	(3,738)	(759)	1,239
Interest paid	256	16	392	82
Taxes paid , net of refunds	(179)	2,246	1,376	3,625
Gross profit from sale of lease pool equipment	856	1,560	1,563	2,058
Changes in inventory	(241)	(317)	(416)	1,028
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(3,420)	(50)	(3,384)	(2,224)
Changes in prepaid expenses and other current assets	3,582	(196)	2,239	1,382
Other	167	(133)	103	(178)

EBITDA (1)	$5,525	$6,672	$19,568	$22,420

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the predecessor revolving credit facility and the Credit Agreement each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2014 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). In May 2014, Seamap purchased two product lines from ION Geophysical Corporation (“ION”). These product lines consist of the Digishot™ energy source controller and the Sleeve Gun energy sources, (, collectively, the “ION Source Products”). Seamap’s business is generally not impacted by seasonal conditions, as is the case with our land leasing operations. However, Seamap may experience significant fluctuations in its business in the future. The timing of deliveries and sales is often dependent upon the availability of the customer’s vessel for delivery and installation of the equipment. Given the relatively large size of some orders, this can result in significant variations in revenues from period to period.

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

The seismic industry is, in our opinion, experiencing a period of reduced demand and activity. This is evidenced by the publically announced financial results of some seismic contractors and seismic equipment suppliers. This industry has historically been cyclical and we believe we are currently experiencing a temporary decline in seismic exploration activity. The decline in activity is not uniform across all segments or geographic regions. In some areas, such as North American land and world-wide marine, activity is very subdued. However, in other areas, such as Europe and South America, we have seen an increase in activity over the past twelve months.

Thus far in the fiscal year ending January 31, 2015 (“fiscal 2015”) our land leasing activity in Latin America has been above that of the fiscal year ended January 31, 2014 (“fiscal 2014”). However, in the second quarter of fiscal 2015, we did experience a pause in activity in Colombia which we expect to continue through the third quarter of fiscal 2015. The seismic operators operating in Latin America, particularly Colombia, have been able to resolve some of the permitting and community relations issues that have plagued that region in recent years. However, this remains a difficult operating environment for our customers and we expect project delays and cancellations to occur from time to time because of this. Based on our discussions with customers and others in the industry, we believe there continues to be considerable demand for seismic services and equipment in Latin America, including Colombia, Bolivia, Brazil and other areas. Therefore, we remain optimistic about the future of our land leasing operations in Latin America. Land leasing activity in the United States has remained quite weak in fiscal 2015. We believe this decline, and the sporadic activity we have experienced in this region, has been due to an overall slow-down in exploration activity in the United States and the diversion of exploration budgets to drilling programs rather than seismic exploration. We do expect to see periodic improvements in this area due to a limited number of significant projects that are planned. However, there are no clear indications of a general improvement in such seismic exploration activity in the United States in the near term.

Activity in Europe has improved considerably in fiscal 2015 as compared to fiscal 2014. We are optimistic that this improved level of activity will continue; however, political instability, fiscal issues and environmental concerns remain a concern and could negatively impact this activity. As the seismic industry in Russia is generally seasonal, most seismic projects are scheduled for the winter season, which encompasses our fourth quarter and first quarter. Based on preliminary discussion with our customers we expect the overall level of activity in Russia this winter to be comparable to last winter. However, the economic and trade sanctions imposed by the United States and the European Union have impacted our ability to move certain equipment into Russia. Based on our understanding of the sanctions as currently imposed, we believe that we will be able to export equipment to Russia of a type, and in quantities, comparable to last winter. However, should additional sanctions be imposed or existing sanctions be interpreted differently from our understanding, our business in Russia in the coming winter season could be materially impacted. Land seismic activity in Canada last winter was materially below that of prior years. Many of the factors impacting seismic exploration activity in the United States also impact Canada. It is uncertain at this time if there will be any improvement in activity in Canada in the coming winter season.

We have recently experienced an improvement in demand for our down hole seismic tools and have enjoyed a number of longer term projects. However, demand for down hole seismic tools tends to be sporadic and projects utilizing this equipment are often subject to delays or cancellation.

We have recently seen a decline in demand in our marine rental business. Due to industry consolidation and restructuring we believe there to be an oversupply of used marine equipment available on the market, which has had a negative impact on the demand for our products and services. We believe this situation to be temporary; however, we do expect it to continue throughout the balance of fiscal 2015. The economic and trade sanctions imposed by the United States against Russia have negatively impacted our marine rental business. During the second quarter of fiscal 2015, we were unable to complete a long-term rental arrangement with a Russian marine contractor as the United States Department of Commerce did not issue an export permit for the equipment to be rented. In the past, export permits for this equipment had been issued as a matter of course.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of existing GunLink and BuoyLink products to newer versions or systems with greater functionality. Recently, some marine seismic contractors have reported softening of demand and therefore pressure on the pricing to their customers. We do not believe this has had a material impact on our business to date; however, this could cause a decline in demand for our Seamap products and cause customers to delay expansion or upgrade plans.

We believe the acquisition of the ION Source Products will contribute to Seamap’s results over the balance of fiscal 2015. In addition, we believe the customer relationships we acquired in this transaction will result in additional markets for Seamap’s other products, including GunLink and BuoyLink. The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business and our income from operations.

Due to the recent softening in demand in our leasing business, we have reduced the amount of additions we plan to make to our lease pool during fiscal 2015. During the first six months of fiscal 2015, we added approximately $9.4 million of equipment to our lease pool. For all of fiscal 2015 we expect additions to our lease pool to total approximately $15.0 million, as compared to approximately $49.0 million in fiscal 2014. We expect additions in the remainder of fiscal 2015 to consist primarily of used land recording equipment that we can acquire at attractive prices.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended July 31, 2014 and 2013, revenues from international customers totaled approximately $16.5 million and $18.6 million, respectively. These amounts represent 84% and 89% of consolidated revenues in each of those respective periods. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended July 31, 2014 and 2013 were approximately $19.5 million and $20.9 million, respectively. The decrease between the two periods was due to lower lease pool equipment sales, and other equipment sales, offset by higher leasing revenues and Seamap equipment sales. Revenues for the six months ended July 31, 2014 and 2013 were approximately $45.3 million and $48.2 million, respectively. The decrease between the two periods was due primarily to lower leasing revenues, lease pool equipment sales and other equipment sales, offset by higher Seamap equipment sales. For the three months ended July 31, 2014, we incurred an operating loss of approximately $4.0 million, compared to an operating loss of approximately $2.1 million for the three months ended July 31, 2013. For the six months ended July 31, 2014, we generated an operating profit of approximately $776,000, compared to $6.1 million for the six months ended July 31, 2013. The decrease in operating profit in the three and six months ended July 31, 2014 as compared to the same periods a year ago was due primarily to lower revenues and higher lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$8,226	$6,442	$24,387	$26,535
Lease pool equipment sales	1,285	2,119	2,386	3,019
New seismic equipment sales	347	158	944	275
SAP equipment sales	1,978	5,218	3,791	7,472

	11,836	13,937	31,508	37,301
Cost of sales:
Direct costs-equipment leasing	1,131	1,119	2,357	2,392
Lease pool depreciation	8,896	7,438	17,588	14,908
Cost of lease pool equipment sales	429	559	823	961
Cost of new seismic equipment sales	267	121	530	200
Cost of SAP equipment sales	1,495	3,882	2,868	5,701

	12,218	13,119	24,166	24,162

Gross profit	$(382)	$818	$7,342	$13,139

Gross profit %	(3)%	6%	23%	35%

Equipment leasing revenues increased approximately 28% in the second quarter of fiscal 2015 from the second quarter of fiscal 2014 due primarily to higher land leasing revenues in Europe, the Pacific Rim, Asia and Africa and higher down hole equipment leasing revenue. These increases were partially offset by lower marine and United States land leasing revenues. For the first six months of fiscal 2015, equipment leasing revenues declined approximately 8% from the first six months of fiscal 2014 primarily due to declines in land leasing in Canada, the United States and in marine leasing. Partially offsetting the decline in the six month periods was improved land leasing revenue in Russia, Europe, the Pacific Rim, Asia and Africa, as well as higher down hole equipment leasing revenue. We had expected higher leasing revenues in the second quarter of fiscal 2015, but two projects in Latin America did not begin when anticipated. One of those projects commenced in August and the second is expected to begin in September. We expect improved leasing revenues in the third quarter of fiscal 2015 due to the impact of these projects and projects in Europe and the United States that are expected to begin in the third quarter. We have seen an increase in demand in the Pacific Rim and have deployed additional land equipment to that region. We also have benefited from on-going projects in the Middle East. We believe the increase in down hole equipment leasing reflects the shift towards greater drilling and development expenditures.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital in other lease pool assets. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended July 31, 2014 and 2013 was approximately $856,000 and $1.6 million, respectively. For the first six months of fiscal 2015 and 2014, gross profit from sales of lease pool equipment was approximately $1.6 million and $2.1 million, respectively. We expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended July 31, 2014 and 2013 was approximately $80,000 and $37,000, respectively. The gross profit from sales of new seismic equipment for the six months ended July 31, 2014 and 2013 was approximately $414,000 and $75,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the three months ended July 31, 2014, SAP generated gross profit of approximately $483,000 from these transactions as compared to approximately $1.3 million for the three months ended July 31, 2013. For the six months ended July 31, 2014, SAP generated gross profit of approximately $923,000 from these transactions as compared to approximately $1.8 million for the six months ended July 31, 2013. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which are often times governmental agencies in the Pacific Rim.

Direct costs related to equipment leasing were approximately 14% and 17% of leasing revenues in the three months ended July 31, 2014 and 2013, respectively. The higher percentages for fiscal 2014 periods reflect the effect of the sub-lease of certain equipment. For the six months ended July 31, 2014, direct costs were approximately 10% of leasing revenues, as compared to approximately 9% in the six months ended July 31, 2013. The relationship between direct costs and leasing revenues reflect certain costs that are generally fixed and do not fluctuate with the level of leasing revenues.

For the three and six months ended July 31, 2014, lease pool depreciation increased approximately 20% and 18%, respectively, from the same periods in the prior fiscal year. The increase in depreciation expense results from the additions we made to our lease pool late in fiscal 2014.

Overall, our Equipment Leasing segment generated gross loss of approximately $382,000 in the second quarter of fiscal 2015, as compared to a gross profit of approximately $818,000 in the second quarter of fiscal 2014. For the six months ended July 31, 2014, the gross profit from our Equipment Leasing segment was approximately $7.3 million, 23% of segment revenues, as compared to $13.1 million, 35% of segment revenues, in the six months ended July 31, 2013.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Equipment sales	$8,008	$7,042	$14,205	$10,976
Cost of equipment sales	4,230	3,602	6,902	5,311

Gross profit	$3,778	$3,440	$7,303	$5,665

Gross profit %	47%	49%	51%	52%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended July 31, 2014, we shipped one digital source controller system and two RGPS positioning systems. Also, during that same period, we generated approximately $900,000 in revenue related to the ION Source Products. Other revenues for this segment were related to the sale of other products and spare parts as well as support, engineering, training and repair services. In the three months ended July 31, 2013, we shipped one source controller system and two RGPS positioning systems. In the six months ended July 31, 2014, we shipped two source controller systems and three RGPS positioning systems. In the six months ended July 31, 2013, we shipped one digital source controller system and one RGPS positioning systems. Changes in product prices did not contribute materially to the difference in sales between the periods. We expect to ship further source controller and RGPS positioning systems in the balance of fiscal 2015. However, due to the softness and uncertainty in the marine seismic market, our customers may seek to delay or postpone some deliveries.

The gross profit margin from the sale of Seamap equipment varies between the fiscal 2015 and fiscal 2014 periods primarily due to slight changes in product mix and the impact of sales related to the ION Source Products. The majority of these sales during the second quarter of fiscal 2015 were fulfilled by ION pursuant to a transition services arrangement. We believe this arrangement, which was temporary, was relatively inefficient and resulted in higher costs than we expect to incur going forward. As of August 2014 the transition and integration of the ION Source Products into Seamap’s operations was essentially complete.

Operating Expenses

General and administrative expenses for the three months ended July 31, 2014 were approximately $6.7 million, compared to approximately $6.0 million for the three months ended July 31, 2013. Such expenses for the six months ended July 31, 2014 were approximately $12.8 million, compared to approximately $12.1 million for the six months ended July 31, 2013. General and administrative expenses in the three months ended July 31, 2014 included approximately $190,000 of expenses related to the acquisition of the ION Source Products. Included in general and administrative expenses for the three months ended July 31, 2014 and 2013 is stock-based compensation expense of approximately $297,000 and $287,000, respectively. For the six months ended July 31, 2014 and 2013, stock-based compensation expense amounted to approximately $696,000 and $553,000, respectively. In addition, in the three and six months ended July 31, 2013, we recouped certain engineering and development costs pursuant to customer development arrangements, resulting in lower general and administrative expenses as compared to the same periods in fiscal 2015.

Other Income (Expense)

Net interest expense for the three months ended July 31, 2014 was approximately $85,000, as compared to net interest income of approximately $160,000 for the three months ended July 31, 2013. For the six months ended July 31, 2014, net interest expense was approximately $200,000, as compared to net interest income of approximately $157,000 for the six months ended July 31, 2013. This reflects higher average borrowings under our revolving credit agreement and increased costs associated with the facility, including commitment fees and costs.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. These entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. In the three months ended July 31, 2014, we had net foreign exchange gain of approximately $58,000, compared to approximately $1.0 million in the three months ended July 31, 2013. In the six months ended July 31, 2014, we had net foreign exchange gain of approximately $247,000, compared to approximately $739,000 in the six months ended July 31, 2013. These net losses and gains resulted primarily from fluctuations in the value of the Singapore dollar, Canadian dollar, Australian dollar, Colombian peso and Russian ruble versus the U.S. dollar.

Provision for Income Taxes

Our tax provision for the three months ended July 31, 2014 was a benefit of approximately $676,000, which is an effective tax rate of approximately 17%. For the three months ended July 31, 2013, our tax provision was a benefit of approximately $273,000, which is an effective rate of approximately 28%. For the six months ended July 31, 2014, our tax provision was approximately $433,000, which is an effective rate of approximately 53%. For the six months ended July 31, 2013, our tax provision was a benefit of approximately $1.3 million which is an effective rate of approximately 19%. Our annual effective tax rate differs from the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions and the effect of foreign withholding taxes.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$19,150	$15,961
Net cash used in investing activities	(26,048)	(5,215)
Net cash provided by (used in) financing activities	991	(5,296)
Effect of changes in foreign exchange rates on cash and cash equivalents	172	(302)

Net (decrease) increase in cash and cash equivalents	$(5,735)	$5,148

As of July 31, 2014, we had working capital of approximately $48.0 million, including cash and cash equivalents of approximately $9.4 million, as compared to working capital of approximately $49.7 million, including cash and cash equivalents and restricted cash of approximately $15.2 million, at January 31, 2014. The decrease in working capital resulted primarily from investing activities during the first six months of fiscal 2014, partially offset by working capital generated from operations.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $19.2 million in the first six months of fiscal 2015 as compared to approximately $16.0 million in the first six months in fiscal 2014. This increase resulted primarily from higher collections of accounts receivable in the fiscal 2015 period.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended July 31, 2014 included purchases of seismic equipment held for lease totaling approximately $13.7 million, as compared to approximately $7.8 million in the six months ended July 31, 2013. There was approximately $3.4 million in accounts payable at July 31, 2014 related to lease pool purchases. At January 31, 2014, there was approximately $7.7 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $9.4 million in the first six months of fiscal 2015, as compared to approximately $4.8 million in the first six months of fiscal 2014. We expect additions to our lease pool for all of fiscal 2015 to total approximately $15.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the first six months of fiscal 2015 we utilized $14.5 million in cash related to the purchase of the ION Source Products. This amount was funded by a combination of cash on hand and borrowings under the Credit Agreement.

In the first six months of fiscal 2015, proceeds from the sale of lease pool equipment totaled approximately $2.4 million, compared to approximately $3.0 million in the first six months of fiscal 2014. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $991,000 in the first six months of fiscal 2015 compared to net cash used in financing activities of approximately $5.3 million in the first six months of fiscal 2014. During the six months ended July 31, 2014, we had net borrowings of approximately $3.0 million under the Credit Agreement. This amount included borrowings of $10.0 million used in connection with the acquisition of the ION Source Products. During the six months ended July 31, 2013, we had net repayments under our predecessor revolving credit facility of approximately $4.0 million.

In April 2013, our Board of Directors authorized a share repurchase program for up to 1.0 million shares of our common stock. In the six months ended July 31, 2014, we purchased 158,400 shares of our common stock at a total cost of approximately $2.2 million, as compared to 102,900 shares at a cost of approximately $1.5 million in the six months ended July 31, 2013. Since the inception of the repurchase program we have purchased a total of 306,300 shares pursuant to this program, leaving the purchase of a further 693,700 shares authorized under the existing program. We believe that the repurchase of our shares is an effective use of our capital and expect to make further purchases as market and operating conditions warrant.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of July 31, 2014, we had provided stand-by letters of credit totaling approximately $4.0 million under the Credit Agreement related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of July 31 2014, the margins for Eurodollar loans and ABR loans are 2.75% and 1.75%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of July 31, 2014, the commitment fee rate is 0.375%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of July 31, 2014, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness in excess of $5.0 million, other than indebtedness to HSBC and its affiliates, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default include a change in control provision.

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of July 31, 2014:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended July 31, 2014
Leverage Ratio	Not more than 2.00 to 1.00	0.81 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	47.29 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA - $35.8 million

In August 2014, our wholly-owned subsidiary, Seamap Pte Ltd. (“Seamap Singapore”), entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth and a minimum ration of debt to EBITDA, both as defined in the agreement.

As of September 3, 2014, borrowings of approximately $15.0 million and letters of credit totaling approximately $4.0 million were outstanding under the Credit Agreement and a $10.0 million term loan was outstanding under the Seamap Credit Facility. No amounts were outstanding under the revolving credit or banker’s guarantee provisions of the Seamap Credit Facility. The proceeds from the term loan were used to repay certain inter-company indebtedness and in turn reduce amounts outstanding under the Credit Agreement.

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of July 31, 2014, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $7.7 million. Approximately $14 million may be distributed to the United States in repayment of inter-company obligations as of July 31, 2014 and therefore do not result in any of the adverse tax consequences discussed above.

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

To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2014, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $3.4 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $340,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 84% of our net assets as of July 31, 2014 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of July 31, 2014, there was $25.0 million outstanding under the Credit Agreement. The Credit Agreement provides for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $250,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended April 30, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

MITCHAM INDUSTRIES, INC.

Date: September 4, 2014	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1	(i)

10.1†	Second Amendment to Credit Agreement dated July 17, 2014 among Mitcham Industries, Inc. and HSBC Bank USA, N.A.

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document