Form 10-Q
period 2014-10-31
MITCHAM INDUSTRIES INC
filed 2014-12-10
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,084,056 shares of common stock, $0.01 par value, were outstanding as of December 9, 2014.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,069	$15,162
Restricted cash	—	81
Accounts receivable, net	30,430	29,514
Contracts and notes receivable	3,338	1,005
Inventories, net	11,158	8,338
Prepaid income taxes	1,317	2,177
Deferred tax asset	1,562	1,968
Prepaid expenses and other current assets	9,866	3,915

Total current assets	66,740	62,160
Seismic equipment lease pool and property and equipment, net	112,803	129,573
Intangible assets, net	11,905	3,201
Goodwill	5,661	4,320
Deferred tax asset	8,217	6,133
Other assets	1,902	32

Total assets	$207,228	$205,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,489	$10,745
Current maturities – long-term debt	2,421	75
Deferred revenue	179	35
Accrued expenses and other current liabilities	4,605	1,583

Total current liabilities	13,694	12,438
Non-current income taxes payable	—	408
Long-term debt, net of current maturities	32,141	22,125

Total liabilities	45,835	34,971
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,012 and 13,907 shares issued at October 31, 2014 and January 31, 2014, respectively	140	139
Additional paid-in capital	119,496	118,156
Treasury stock, at cost (1,928 and 1,075 shares at October 31, 2014 and January 31, 2014, respectively)	(16,851)	(7,075)
Retained earnings	61,109	61,116
Accumulated other comprehensive loss	(2,501)	(1,888)

Total shareholders’ equity	161,393	170,448

Total liabilities and shareholders’ equity	$207,228	$205,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Equipment leasing	$14,285	$7,900	$38,672	$34,435
Lease pool equipment sales	475	3,169	2,861	6,188
Seamap equipment sales	5,791	5,537	19,560	16,422
Other equipment sales	2,355	3,669	7,090	11,416

Total revenues	22,906	20,275	68,183	68,461

Cost of sales:
Direct costs—equipment leasing	2,343	1,465	4,700	3,857
Direct costs—lease pool depreciation	8,634	7,216	26,195	22,021
Cost of lease pool equipment sales	193	1,119	1,016	2,080
Cost of Seamap and other equipment sales	4,729	5,522	14,785	16,653

Total cost of sales	15,899	15,322	46,696	44,611

Gross profit	7,007	4,953	21,487	23,850
Operating expenses:
General and administrative	6,159	6,086	18,951	18,173
Provision for doubtful accounts	—	1,048	—	1,048
Depreciation and amortization	654	371	1,566	1,124

Total operating expenses	6,813	7,505	20,517	20,345

Operating income (loss)	194	(2,552)	970	3,505
Other (expenses) income:
Interest, net	(147)	(37)	(347)	120
Other, net	(387)	(517)	(140)	222

Total other (expenses) income	(534)	(554)	(487)	342

(Loss) income before income taxes	(340)	(3,106)	483	3,847
(Provision) benefit for income taxes	(57)	478	(490)	(861)

Net (loss) income	$(397)	$(2,628)	$(7)	$2,986

Net (loss) income per common share:
Basic	$(0.03)	$(0.21)	$(0.00)	$0.23

Diluted	$(0.03)	$(0.21)	$(0.00)	$0.23

Shares used in computing net income per common share:
Basic	12,476	12,767	12,631	12,766
Diluted	12,476	12,767	12,631	13,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2014	2013	2014	2013
Net (loss) income	$(397)	$(2,628)	$(7)	$2,986
Change in cumulative translation adjustment	(2,160)	1,488	(613)	(4,703)

Comprehensive loss	$(2,557)	$(1,140)	$(620)	$(1,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(7)	$2,986
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,866	23,242
Stock-based compensation	1,006	839
Provision for doubtful accounts, net of charge offs	—	1,048
Provision for inventory obsolescence	44	70
Gross profit from sale of lease pool equipment	(1,845)	(4,108)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	(44)
Deferred tax benefit	(1,742)	(2,495)
Changes in working capital items:
Accounts receivable	(1,076)	(4,569)
Contracts and notes receivable	(2,632)	1,277
Inventories	630	(2,827)
Prepaid expenses and other current assets	(7,449)	(1,449)
Income taxes payable	(331)	3,382
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,079	1,338

Net cash provided by operating activities	16,543	18,690

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(15,079)	(13,308)
Acquisition of business	(14,500)	—
Purchases of property and equipment	(375)	(452)
Sale of used lease pool equipment	2,861	6,188

Net cash used in investing activities	(27,093)	(7,572)

Cash flows from financing activities:
Net proceeds from (payments on) revolving line of credit	2,500	(1,000)
Net proceeds from term loan	10,000	—
Payments on borrowings	(74)	(105)
Net proceeds from short-term investments	85	30
Proceeds from issuance of common stock upon exercise of options	99	275
Purchase of treasury stock	(9,776)	(2,200)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	44

Net cash provided by (used in) financing activities	2,834	(2,956)
Effect of changes in foreign exchange rates on cash and cash equivalents	1,623	897

Net change in cash and cash equivalents	(6,093)	9,059
Cash and cash equivalents, beginning of period	15,162	15,150

Cash and cash equivalents, end of period	$9,069	$24,209

Supplemental cash flow information:
Interest paid	$576	$206
Income taxes paid	$836	$(74)
Purchases of seismic equipment held for lease in accounts payable at end of period	$3,438	$5,208

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

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2014 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2014, the results of operations for the three and nine months ended October 31, 2014 and 2013, and the cash flows for the nine months ended October 31, 2014 and 2013, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2015. As of February 1, 2014, MML, MEL, Mitcham Holdings, Ltd. (“MHL”) and our branch operations in Colombia changed their functional currencies to the U.S. dollar due to changes in the economic environment for these entities. Had these changes not been made, other income would have been approximately $588,000 less than as reported.

3. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. ASU 2013-11 was effective in the nine months ended October 31, 2014. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective during the fiscal year ended January 31, 2017. The Company does not believe the adoption will have a material effect on its financial statements.

4. Acquisition

In May 2014, the Company’s wholly-owned subsidiary, Seamap Pte Ltd, purchased two product lines from ION Geophysical Corporation (“ION”) for $14.5 million in cash and a credit of $2.0 million against future sales or rentals. These product lines consist of the Digishot™ energy source controller and the Sleeve Gun energy sources, collectively the “ION Source Products”. The Company made this acquisition to expand the product offerings available to customers, gain access to additional technology and expand the markets in which it operates. The Company accounted for this transaction as a business combination and these operations are included in the Seamap segment. Based on an independent valuation study, the fair value of the consideration was determined to be approximately $15.6 million and was allocated as follows: $10.0 million to intangible assets, $3.6 million to inventory, $1.4 million to goodwill and $600,000 to furniture and fixtures. The goodwill is not deductible for tax purposes. Pro forma results of operations have not been presented as the business combination was not significant.

5. Restricted Cash

As of January 31, 2014, SAP had pledged approximately $81,000 in short-term time deposits to secure performance obligations in connection with certain contracts. As of April 30, 2014, the amount of security had been released as the contractual obligations had been fulfilled.

As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

6. Balance Sheet

	October 31, 2014	January 31, 2014
	(in thousands)
Accounts receivable:
Accounts receivable	$34,136	$33,347
Allowance for doubtful accounts	(3,706)	(3,833)

Total accounts receivable, net	$30,430	$29,514

Contracts receivable consisted of $849,000, due from two customers as of October 31, 2014 and $1,005,000 due from three customers as of January 31, 2014. Notes receivable of $2,800,000 at October 31, 2014 relate to promissory notes issued by a customer in settlement of a trade account receivable. The balance of contracts and notes receivable at October 31, 2014 and January 31, 2014 consisted of contracts and notes bearing interest at an average of approximately 2.1% and with remaining repayment terms of one to 13 months. These contracts are collateralized by equipment and are considered collectable; therefore, no allowances have been established for them.

	October 31, 2014	January 31, 2014
	(in thousands)
Inventories:
Raw materials	$5,827	$4,599
Finished goods	5,649	4,159
Work in progress	529	612

	12,005	9,370
Less allowance for obsolescence	(847)	(1,032)

Total inventories, net	$11,158	$8,338

In May of 2014, the Company acquired $3.6 million of inventory in connection with the purchase of two product lines from ION. See Note 4 to our consolidated financial statements.

	October 31, 2014	January 31, 2014
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$260,352	$261,644
Land and buildings	366	366
Furniture and fixtures	9,765	8,904
Autos and trucks	768	770

	271,251	271,684
Accumulated depreciation and amortization	(158,448)	(142,111)

Total seismic equipment lease pool and property and equipment, net	$112,803	$129,573

7. Goodwill and Other Intangible Assets

	Weighted Average	October 31, 2014			January 31, 2014
	Remaining Life at 10/31/2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$5,661			$4,320

Proprietary rights	8.1	$6,365	$(2,177)	$4,188	$3,577	$(1,900)	1,677
Customer relationships	6.0	7,105	(1,520)	5,585	2,159	(1,057)	1,102
Patents	6.8	2,404	(476)	1,928	650	(318)	332
Trade name	7.0	311	(107)	204	177	(87)	90

Amortizable intangible assets		$16,185	$(4,280)	$11,905	$6,563	$(3,362)	$3,201

As of October 31, 2014, the Company had goodwill of $5,661,000, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the nine months ended October 31, 2014.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $458,000 and $164,000 for the three months ended October 31, 2014 and 2013, respectively, and $982,000 and $493,000 for the nine months ended October 31, 2014 and 2013, respectively. As of October 31, 2014, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2015	$449
2016	1,795
2017	1,753
2018	1,732
2019	1,394
2020 and thereafter	4,782

Total	$11,905

8. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	October 31, 2014	January 31, 2014
Revolving line of credit	$24,500	$22,000
Term Loan	10,000	—
Other equipment notes	62	200

	34,562	22,200
Less current portion	(2,421)	(75)

Long-term debt	$32,141	$22,125

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement is a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank).

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of October 31, 2014, the base rate margin was 175 basis points and the Eurodollar margin was 275 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the nine months ended October 31, 2014.

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

On August 22, 2014, the Company’s wholly-owned subsidiary, Seamap Pte Ltd., entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC-Singapore”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility and a $2.0 million banker’s guarantee facility.

The term loan portion of the Seamap Credit Facility provides for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap may borrow up to $3.0 million for period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.00%. Borrowings under this arrangement are secured by essentially all of the assets of Seamap Pte Ltd. and the Company’s guarantee.

The Seamap Credit Facility contains financial covenants that require Seamap to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of debt to EBITDA of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of and for the nine months ended October 31, 2014.

The Seamap Credit Facility contains customary representations and warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, and transactions with affiliates. The Seamap Credit Facility also requires the Company, as guarantor, to comply with financial covenants contained in the Credit Agreement.

The Company’s average borrowings under the Credit Agreement, the predecessor revolving credit facility and the Seamap Credit Facility for the nine months ended October 31, 2014 and 2013 were approximately $24,225,000 and $3,031,000, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

9. Income Taxes

Prepaid taxes of approximately $1.3 million at October 31, 2014 consisted of approximately $1.2 million of foreign taxes and approximately $100,000 of domestic federal and state taxes. Prepaid income taxes of approximately $2.2 million at January 31, 2014 consisted of approximately $600,000 of foreign taxes and approximately $1.6 million of domestic federal and state taxes.

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

In September, 2013 the IRS issued final regulations relating to guidance on applying rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning February 1, 2014. These regulations are not expected to have a material impact on our financial statements.

The provision for income taxes for the three and nine months ended October 31, 2014 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that earnings from certain foreign jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,476	12,767	12,631	12,766
Stock options	194	359	267	390
Unvested restricted stock	21	19	27	24

Total weighted average common share equivalents	215	378	294	414

Diluted weighted average common shares outstanding	12,691	13,145	12,925	13,180

For the three months ended October 31, 2014 and 2013 and the nine months ended October 31, 2014, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

11. Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the nine months ended October 31, 2014, the Company repurchased 852,100 shares of its common stock at an average price of approximately $11.46 per share. These shares are reflected as treasury stock in the accompanying financial statements. As of October 31, 2014, the Company has purchased a total of 1,000,000 shares under this program, representing the total amount of shares authorized for repurchase.

12. Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2014 was approximately $310,000 and $1,006,000, respectively, and during the three and nine months ended October 31, 2013 was approximately $287,000 and $839,000, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2014	As of January 31, 2014
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$173,702	$183,911
Seamap	33,882	21,814
Eliminations	(356)	(306)

Consolidated	$207,228	$205,419

Results for the three months ended October 31, 2014 and 2013 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2014	2013	2014	2013	2014	2013
Equipment Leasing	$17,115	$14,738	$(188)	$(3,398)	$(1,071)	$(3,733)
Seamap	5,827	5,608	337	804	686	585
Eliminations	(36)	(71)	45	42	45	42

Consolidated	$22,906	$20,275	$194	$(2,552)	$(340)	$(3,106)

Results for the nine months ended October 31, 2014 and 2013 were as follows (in thousands):

	Revenues		Operating income		Income before taxes
	2014	2013	2014	2013	2014	2013
Equipment Leasing	$48,623	$52,039	$(1,737)	$1,332	$(2,303)	$1,598
Seamap	20,032	16,584	2,827	2,038	2,906	2,114
Eliminations	(472)	(162)	(120)	135	(120)	135

Consolidated	$68,183	$68,461	$970	$3,505	$483	$3,847

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	decline in the demand for seismic data and our services;

•	the effect of changing economic conditions and fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	risks associated with our manufacturing operations;

•	the impact of economic and trade sanctions imposed on Russia by the United States and the European Union in response to the political unrest in Ukraine; and

•	other risks associated with our foreign operations, including foreign currency exchange risk.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$17,115	$14,738	$48,623	$52,039
Seamap	5,827	5,608	20,032	16,584
Inter-segment sales	(36)	(71)	(472)	(162)

Total revenues	22,906	20,275	68,183	68,461

Cost of sales:
Equipment Leasing	12,998	12,784	37,164	36,946
Seamap	2,982	2,651	9,884	7,962
Inter-segment costs	(81)	(113)	(352)	(297)

Total cost of sales	15,899	15,322	46,696	44,611

Gross profit	7,007	4,953	21,487	23,850
Operating expenses:
General and administrative	6,159	6,086	18,951	18,173
Provision for doubtful accounts	—	1,048	—	1,048
Depreciation and amortization	654	371	1,566	1,124

Total operating expenses	6,813	7,505	20,517	20,345

Operating income (loss)	$194	$(2,552)	$970	$3,505

EBITDA (1)	$9,128	$4,549	$28,696	$26,969
Adjusted EBITDA (1)	$9,438	$4,836	$29,702	$27,808
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net (loss) income	$(397)	$(2,628)	$(7)	$2,986
Interest expense (income), net	147	37	347	(120)
Depreciation and amortization	9,321	7,618	27,866	23,242
Provision (benefit) for income taxes	57	(478)	490	861

EBITDA (1)	9,128	4,549	28,696	26,969
Stock-based compensation	310	287	1,006	839

Adjusted EBITDA (1)	$9,438	$4,836	$29,702	$27,808

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash (used in) provided by operating activities	$(2,607)	$2,729	$16,543	$18,690
Stock-based compensation	(310)	(287)	(1,006)	(839)
Provision for doubtful accounts	—	(1,048)	—	(1,048)
Changes in trade accounts, contracts and notes receivable	4,467	2,053	3,708	3,292
Interest paid	184	124	576	206
Taxes paid, net of refunds	(540)	(3,699)	836	(74)
Gross profit from sale of lease pool equipment	282	2,050	1,845	4,108
Changes in inventory	(214)	1,799	(630)	2,827
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,305	886	(2,079)	(1,338)
Changes in prepaid expenses and other current assets	5,210	67	7,449	1,449
Other	1,351	(125)	1,454	(304)

EBITDA (1)	$9,128	$4,549	$28,696	$26,969

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the predecessor revolving credit facility, the Credit Agreement and the Seamap Credit Facility (as defined below) each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2014 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). In May 2014, Seamap purchased two product lines from ION Geophysical Corporation (“ION”). These product lines consist of the Digishot™ energy source controller and the Sleeve Gun energy sources (collectively the “ION Source Products”). Seamap’s business is generally not impacted by seasonal conditions, as is the case with our land leasing operations. However, Seamap may experience significant fluctuations in its business in the future. The timing of deliveries and sales is often dependent upon the availability of the customer’s vessel for delivery and installation of the equipment. Given the relatively large size of some orders, this can result in significant variations in revenues from period to period.

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

The seismic industry is, in our opinion, experiencing a period of reduced demand and activity. This is evidenced by the publically announced financial results of some seismic contractors and seismic equipment suppliers. This industry has historically been cyclical and we believe we are currently experiencing a temporary decline in seismic exploration activity. The decline in activity is not uniform across all segments or geographic regions. In some areas, such as North American land and world-wide marine, activity is very subdued. However, in other areas, such as Europe and South America, we have seen an increase in activity over the past twelve months. Very recently, there has been a significant decline in global oil prices. This decline could cause many oil and gas companies to reduce expenditures for oil and gas exploration, which in turn could result in the cancellation or postponement of seismic surveys. This could have an adverse effect on our business.

Thus far in the fiscal year ending January 31, 2015 (“fiscal 2015”) our land leasing activity in Latin America has been above that of the fiscal year ending January 31, 2014 (“fiscal 2014”) as we benefited from a limited number of large projects in the region. The seismic operators operating in Latin America, particularly Colombia, have been able to resolve some of the permitting and community relations issues that have plagued that region in recent years. However, these issues continue and this remains a difficult operating environment for our customers. Therefore, we expect project delays and cancellations to occur from time to time because of this. Based on our discussions with customers and others in the industry, we believe there continues to be considerable demand for seismic services and equipment in Latin America, including Colombia, Bolivia, Brazil and other areas. Therefore, we remain optimistic about the long-term future of our land leasing operations in Latin America.

Our land leasing activity in the United States thus far in fiscal 2015 is improved from fiscal 2014, primarily due to the effect of a significant project in the third quarter of fiscal 2015. Overall activity remains subdued and sporadic and we believe there are no clear indications of a general improvement in such seismic exploration activity in the United States in the near term. However, we may benefit from occasional large projects in the United States from time to time.

Activity in Europe has improved considerably in fiscal 2015 as compared to fiscal 2014. We are optimistic that this improved level of activity will continue; however, political instability, fiscal issues and environmental concerns remain a concern and could negatively impact this activity. In addition, we expect normal seasonal declines during the winter in this area. As the seismic industry in Russia is generally seasonal, most seismic projects are scheduled for the winter season, which encompasses our fourth quarter and first quarter. Based on existing and pending orders from our customers, we expect the overall level of activity in Russia this winter to be comparable to last winter. The economic and trade sanctions imposed by the United States and the European Union have impacted our ability to move certain equipment into Russia; however, we have been able to export equipment to Russia of a type, and in quantities, sufficient to meet the orders we have received. Much of the additional equipment we have scheduled for the Russian market has been repositioned from other market areas, such as Latin America and North America. In some cases we must reconfigure the equipment in order to meet the requirements of our customers.

Land seismic activity in Canada last winter was materially below that of prior years. Many of the factors impacting seismic exploration activity in the United States also impact Canada. Based on current inquiries for this region, we think it unlikely that there will be improvement in Canada this winter. Our land leasing activity in the Pacific Rim and the Middle East have improved in fiscal 2015 over fiscal 2014 and there continue to be opportunities within these regions.

We have recently experienced an improvement in demand for our down hole seismic tools and have enjoyed a number of longer term projects. However, demand for down hole seismic tools tends to be sporadic and projects utilizing this equipment are often subject to delays or cancellation.

We have seen a decline in demand in our marine rental business in fiscal 2015. Due to industry consolidation and restructuring, we believe there to be an oversupply of used marine equipment available on the market, which has had a negative impact on the demand for our products and services. We believe this situation to be temporary; however, we do expect it to continue throughout the balance of fiscal 2015 and into fiscal 2016. The economic and trade sanctions imposed by the United States against Russia have negatively impacted our marine rental business. During the second quarter of fiscal 2015, we were unable to complete a long-term rental arrangement with a Russian marine contractor as the United States Department of Commerce did not issue an export permit for the equipment to be rented. In the past, export permits for this equipment had been issued as a matter of course.

The market for products sold by Seamap and the demand for the leasing of marine seismic equipment is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, our business for replacements, spare parts, repair and support services has expanded. Certain existing and potential customers continue to express interest in our GunLink and BuoyLink products. Some of this interest involves the upgrade of existing GunLink and BuoyLink products to newer versions or systems with greater functionality. Recently, some marine seismic contractors have reported softening of demand and plans to reduce expenditures and retire older vessels. As a result, the delivery schedules for certain orders have been delayed. We have not had any orders cancelled and most customers continue to discuss technology upgrade programs with us. However, the current environment within the marine seismic industry could cause some customers to further curtail or delay such expansion plans. We believe the acquisition of the ION Source Products will contribute to Seamap’s results over the balance of fiscal 2015. In addition, we believe the customer relationships we acquired in this transaction will result in additional markets for Seamap’s other products, including GunLink and BuoyLink.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, or if the expectations for future prices should change, we could see a material change in the level of our business and our income from operations.

Due to the recent softening in demand in our leasing business, we have reduced additions to our lease pool during fiscal 2015. During the first nine months of fiscal 2015, we added approximately $10.8 million of equipment to our lease pool. For all of fiscal 2015, we expect additions to our lease pool to total approximately $12.0 million, as compared to approximately $49.0 million in fiscal 2014.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2014 and 2013, revenues from international customers totaled approximately $18.1 million and $16.8 million, respectively. These amounts represent 79% and 83% of consolidated revenues in each of those respective periods. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended October 31, 2014 and 2013 were approximately $22.9 million and $20.3 million, respectively. The increase between the two periods was primarily due to higher equipment leasing revenues, partially offset by lower lease pool equipment sales, and other equipment sales. Revenues for the nine months ended October 31, 2014 and 2013 were approximately $68.2 million and $68.5 million, respectively. Higher leasing revenues in the fiscal 2015 period as compared to the fiscal 2014 period were offset by lower lease pool equipment sales, Seamap sales and other equipment sales. For the three months ended October 31, 2014, we generated operating income of approximately $194,000, compared to an operating loss of approximately $2.6 million for the three months ended October 31, 2013. For the nine months ended October 31, 2014, we generated an operating profit of approximately $1.0 million, compared to $3.5 million for the nine months ended October 31, 2013. The increase in operating profit in the three months ended October 31, 2014 as compared to the same period a year ago was due primarily to higher leasing revenues partially offset by higher lease pool depreciation. For the nine months ended October 31, 2014 the decrease in operating revenue as compared to the same period in fiscal 2014 was due primarily to higher lease pool depreciation and lower lease pool equipment sales, partially offset by higher leasing and Seamap revenues. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$14,285	$7,900	$38,672	$34,435
Lease pool equipment sales	475	3,169	2,861	6,188
New seismic equipment sales	52	294	996	569
SAP equipment sales	2,303	3,375	6,094	10,847

	17,115	14,738	48,623	52,039
Cost of sales:
Direct costs-equipment leasing	2,343	1,466	4,700	3,857
Lease pool depreciation	8,668	7,279	26,256	22,188

Cost of lease pool equipment sales	193	1,119	1,016	2,080
Cost of new seismic equipment sales	54	234	584	434
Cost of SAP equipment sales	1,740	2,686	4,608	8,387

	12,998	12,784	37,164	36,946

Gross profit	$4,117	$1,954	$11,459	$15,093

Gross profit %	24%	13%	24%	29%

Equipment leasing revenues increased approximately 81% in the third quarter of fiscal 2015 from the third quarter of fiscal 2014 due primarily to higher land leasing revenues in the United States, Latin America, Europe, the Pacific Rim, Asia and the Middle East. These increases were partially offset by lower marine leasing revenues. For the first nine months of fiscal 2015, equipment leasing revenues increased approximately 12% from the first nine months of fiscal 2014 primarily due to higher revenues in the United States, Latin America, Europe, Russia, the Pacific Rim and the Middle East, as well as higher downhole leasing revenues. Partially offsetting these increases were lower leasing revenues in Canada and lower marine leasing revenues. Some of the improvement in leasing activity in the fiscal 2015 periods is the result of significant projects, particularly in the United States, Latin America and Europe. Given the general softness in the seismic market, there can be no assurance that projects such as these will recur in fiscal 2016.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended October 31, 2014 and 2013 was approximately $282,000 and $2.1 million, respectively. For the first nine months of fiscal 2015 and 2014, gross profit from sales of lease pool equipment was approximately $1.8 million and $4.1 million, respectively. We expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended October 31, 2014 and 2013 was not material. The gross profit from sales of new seismic equipment for the nine months ended October 31, 2014 and 2013 was approximately $412,000 and $135,000, respectively.

SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the three months ended October 31, 2014, SAP generated gross profit of approximately $563,000 from these transactions as compared to approximately $689,000 for the three months ended October 31, 2013. For the nine months ended October 31, 2014, SAP generated gross profit of approximately $1.5 million from these transactions as compared to approximately $2.5 million for the nine months ended October 31, 2013. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which often times are governmental agencies in the Pacific Rim.

Direct costs related to equipment leasing were approximately 16% and 19% of leasing revenues in the three months ended October 31, 2014 and 2013, respectively. For the nine months ended October 31, 2014, direct costs were approximately 12% of leasing revenues, as compared to approximately 11% in the nine months ended October 31, 2013. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. The increase in the absolute amount of direct costs in the fiscal 2015 periods, particularly the three months ended October 31, 2014, reflect the cost to sub-lease certain equipment for specific projects and the cost to reposition equipment from one geographic area to another.

For the three and nine months ended October 31, 2014, lease pool depreciation increased approximately 19% and 18%, respectively, from the same periods in the prior fiscal year. The increase in depreciation expense results from the additions we made to our lease pool late in fiscal 2014.

Overall, our Equipment Leasing segment generated gross profit of approximately $4.1 million, 24% of segment revenues, in the third quarter of fiscal 2015, as compared to a gross profit of approximately $2.0 million, 13% of segment revenues, in the third quarter of fiscal 2014. For the nine months ended October 31, 2014, the gross profit from our Equipment Leasing segment was approximately $11.5 million, 24% of segment revenues, as compared to $15.1 million, 29% of segment revenues, in the nine months ended October 31, 2013.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Equipment sales	$5,827	$5,608	$20,032	$16,584
Cost of equipment sales	2,982	2,651	9,884	7,962

Gross profit	$2,845	$2,957	$10,148	$8,622

Gross profit %	49%	53%	51%	52%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2014 and 2013, we did not ship any major systems. Accordingly, revenues during those periods consisted primarily of after-market sales, such as spare parts, repairs, support and training. In the nine months ended October 31, 2014, we shipped two source controller systems and three RGPS positioning systems. In the nine months ended October 31, 2013, we shipped one digital source controller system and one RGPS positioning systems. Included in the fiscal 2015 periods were sales related to the ION Source Products that we acquired during the second quarter of fiscal 2015. Changes in product prices did not contribute materially to the difference in sales between the periods. Due to the softness and uncertainty in the marine seismic market, deliveries of new source controller and RGPS positioning systems that had been scheduled for the fourth quarter of fiscal 2015 will likely be delayed until the first or second quarter of fiscal 2016.

The gross profit margin from the sale of Seamap equipment varies between the fiscal 2015 and fiscal 2014 periods primarily due to slight changes in product mix and the impact of sales related to the ION Source Products. The major portion of these sales was fulfilled by ION pursuant to a transition services arrangement. We believe this arrangement, which was temporary, was relatively inefficient and resulted in higher costs than we expect to incur going forward. The transition and integration of the ION Source Products into Seamap’s operations is now complete.

Operating Expenses

General and administrative expenses for the three months ended October 31, 2014 were approximately $6.2 million, compared to approximately $6.1 million for the three months ended October 31, 2013. Such expenses for the nine months ended October 31, 2014 were approximately $19.0 million, compared to approximately $18.2 million for the nine months ended October 31, 2013. Included in general and administrative expenses for the three months ended October 31, 2014 and 2013 is stock-based compensation expense of approximately $310,000 and $287,000, respectively. For the nine months ended October 31, 2014 and 2013, stock-based compensation expense amounted to approximately $1.0 million and $839,000, respectively. In addition, in the three and nine months ended October 31, 2013, we recouped certain engineering and development costs pursuant to customer development arrangements, resulting in lower general and administrative expenses as compared to the same periods in fiscal 2015.

Other Income (Expense)

Net interest expense for the three months ended October 31, 2014 was approximately $147,000, as compared approximately $37,000 for the three months ended October 31, 2013. For the nine months ended October 31, 2014, net interest expense was approximately $347,000, as compared to net interest income of approximately $120,000 for the nine months ended October 31, 2013. This reflects higher average borrowings under our revolving credit agreement and term loan facilities and increased costs associated with the facility, including commitment fees and costs.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. These entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. In the three months ended October 31, 2014, we had net foreign exchange losses of approximately $900,000, compared to approximately $517,000 in the three months ended October 31, 2013. In the nine months ended October 31, 2014, we had net foreign exchange loss of approximately $533,000, compared to a gain of approximately $222,000 in the nine months ended October 31, 2013. These net losses and gains resulted primarily from fluctuations in the value of the Euro, Australian dollar, Colombian peso and Russian ruble versus the U.S. dollar. Partially offsetting the foreign exchange losses in the fiscal 2015 periods was a gain of approximately $340,000 which resulted from the cash settlement of the rental and sales credit granted to ION in connection with the purchase of the ION Source Products.

Provision for Income Taxes

Our tax provision for the three and nine months ended October 31, 2014 indicates higher income tax expense than would be expected from applying the United States statutory rate to income or loss before income taxes. This is due to the effect of foreign withholding taxes. For the three months ended October 31, 2013, our tax provision was a benefit of approximately $478,000, which is an effective rate of approximately 15%. For the nine months ended October 31, 2013, our tax provision was approximately $861,000 which is an effective rate of approximately 22%. Our annual effective tax rate differs from the United States statutory rate in the fiscal periods primarily due to the effect of lower tax rates in foreign jurisdictions and the effect of foreign withholding taxes.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our predecessor revolving credit facility, our Credit Agreement and our Seamap Credit Facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$16,543	$18,690
Net cash used in investing activities	(27,093)	(7,572)
Net cash provided by (used in) financing activities	2,834	(2,956)
Effect of changes in foreign exchange rates on cash and cash equivalents	1,623	897

Net (decrease) increase in cash and cash equivalents	$(6,093)	$9,059

As of October 31, 2014, we had working capital of approximately $53.0 million, including cash and cash equivalents of approximately $9.1 million, as compared to working capital of approximately $49.7 million, including cash and cash equivalents and restricted cash of approximately $15.2 million, at January 31, 2014. The increase in working capital resulted primarily from operating activities during the first nine months of fiscal 2015.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $16.6 million in the first nine months of fiscal 2015 as compared to approximately $18.7 million in the first nine months in fiscal 2014. The decrease between the two periods resulted primarily from the change in net income between the periods. In the nine months ended October 31, 2014, a significant amount of cash was utilized related to increases in prepaid expenses and other current assets. This relates to increases in value added taxes in certain foreign jurisdictions resulting from the importation of equipment. The majority of these taxes may be reclaimed, or refunded, in subsequent quarterly periods.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended October 31, 2014 included purchases of seismic equipment held for lease totaling approximately $15.1 million, as compared to approximately $13.3 million in the nine months ended October 31, 2013. There was approximately $3.4 million in accounts payable at October 31, 2014 related to lease pool purchases. At January 31, 2014, there was approximately $7.7 million in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $10.8 million in the first nine months of fiscal 2015, as compared to approximately $14.3 million in the first nine months of fiscal 2014. We expect additions to our lease pool for all of fiscal 2015 to total approximately $12.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the first nine months of fiscal 2015, we utilized $14.5 million in cash related to the purchase of the ION Source Products. This amount was funded by a combination of cash on hand and borrowings under the Credit Agreement. In August 2014, we refinanced $10 million of this amount pursuant to the Seamap Credit Facility, as defined below.

In the first nine months of fiscal 2015, proceeds from the sale of lease pool equipment totaled approximately $2.9 million, compared to approximately $6.2 million in the first nine months of fiscal 2014. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash provided by financing activities was approximately $2.8 million in the first nine months of fiscal 2015 compared to net cash used in financing activities of approximately $3.0 million in the first nine months of fiscal 2014. During the nine months ended October 31, 2014, we had net borrowings of approximately $2.5 million under the Credit Agreement. This amount included borrowings of $10.0 million used in connection with the acquisition of the ION Source Products. In August 2014 we entered into a new credit agreement that included a $10.0 million term loan facility (see below). The proceeds from this term facility were used to repay the borrowings under the Credit Agreement related to the acquisition of the ION Source Products. During the nine months ended October 31, 2013, we had net repayments under our predecessor revolving credit facility of approximately $1.0 million.

In April 2013, our Board of Directors authorized a share repurchase program for up to 1.0 million shares of our common stock. In the nine months ended October 31, 2014, we purchased 852,100 shares of our common stock at a total cost of approximately $9.8 million, as compared to 147,900 shares at a cost of approximately $2.2 million in the nine months ended October 31, 2013. As of October 31, 2014, we have purchased a total of 1.0 million shares at a total cost of approximately $12.0 million. Therefore, we have purchased all shares currently authorized for repurchase. Our Board of Directors may authorize additional purchases as we believe that the repurchase of our shares is an effective use of our capital. If authorized, we may make such additional purchases from time to time depending on market conditions, operating considerations, our liquidity position and other potential uses of capital.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery on new equipment, primarily by Seamap. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of October 31, 2014, we had provided stand-by letters of credit totaling approximately $4.1 million under the Credit Agreement and the Seamap Credit Facility, as defined below, related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of October 31 2014, the margins for Eurodollar loans and ABR loans are 2.75% and 1.75%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of October 31, 2014, the commitment fee rate is 0.375%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of October 31, 2014, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2014:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended October 31, 2014
Leverage Ratio	Not more than 2.00 to 1.00	0.96 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	11.97 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA—$40.1 million

In August 2014, our wholly-owned subsidiary, Seamap Pte Ltd. (“Seamap Singapore”), entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth and a minimum ratio of debt to EBITDA, both as defined in the agreement.

As of December 8, 2014, borrowings of approximately $23.0 million and letters of credit totaling approximately $4.0 million were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $9.2 million and bankers guarantees totaling approximately $118,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility. We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of October 31, 2014, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $7.5 million. Approximately $3.6 million may be distributed to the United States in repayment of inter-company obligations as of October 31, 2014 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2014, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $2.9 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $290,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 81% of our net assets as of October 31, 2014 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of October 31, 2014, there was $24.5 million outstanding under the Credit Agreement and $10 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $345,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended October 31, 2014, we repurchased shares of our common stock pursuant to a publicly announced repurchase program as follows:

	Number of Shares Repurchased	Average Price Paid per Share
August 1, 2014 – August 31, 2014	—	—
September 1, 2014 – September 30, 2014	326,500	$11.39
October 1, 2014 – October 31, 2014	367,200	$10.54
Total for quarter	693,700	$10.94

The repurchase program of up to 1,000,000 shares was announced on April 3, 2013 and expires on December 31, 2014. The shares were purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18. As of October 31, 2014, no shares are available to be repurchased under this program.

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

MITCHAM INDUSTRIES, INC.

Date: December 10, 2014	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

10.1	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1

10.2	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2

31.1†	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Billy F. Mitcham, Jr., Chief Executive Officer, and Robert P. Capps, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document