Form 10-K
period 2015-01-31
MITCHAM INDUSTRIES INC
filed 2015-04-08
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $153,797,443 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2015
Common Stock, $0.01 par value per share	12,084,056 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2015 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our equipment is utilized in a variety of geographic regions throughout the world, which are described under “– Customers, Sales, Backlog and Marketing.”

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”) and Geospace Technologies Corporation (“Geospace”). However, we also purchase equipment from a number of other equipment manufacturers. At January 31, 2015, approximately 57% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones, energy source controllers and other peripheral equipment.

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

Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers “ or “air gun controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. In May 2015, Seamap acquired two product lines from ION Geophysical Corporation (“ION”), Digshot® energy source controllers and Sleeve Gun energy sources. We believe that Seamap is the primary provider of energy source controllers to the seismic industry.

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

•

Develop and produce specialized equipment for the marine industry. We seek to identify opportunities to develop new product offerings in response to demand from the marine seismic industry and related industries. We think this will allow us to leverage our geographic footprint, engineering and manufacturing operations and customer relationships.

•

Maintain diverse international operations. We believe our broad geographic footprint is an important asset. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations. We generally expect to establish any such facilities through a “green field” approach, but we may consider making selective acquisitions from time to time.

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

Oil and gas companies have begun to utilize time lapse (“4-D”) seismic techniques for producing oil and gas fields. 4-D surveys involve periodically acquiring seismic data over the same area. These techniques allow the oil and gas company to monitor and analyze the production from existing properties and optimize production and reserve recovery.

With the expanded use of seismic technology, particularly 3-D seismic surveys, the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys now requires seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these changes, the number of seismic survey channels has increased from smaller 2-D surveys, which typically averaged less than 1,000 channels, to larger 3-D surveys, which today are often more than 15,000 channels and sometimes use as many as 100,000 channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

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

Our land equipment lease pool includes a total of approximately 290,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), including approximately 90,000 channels of wireless recording equipment. Included in this total is approximately 55,000 stations (165,000 channels) of three-component equipment. Other land equipment in our lease pool includes geophones and cables, heli-picker equipment, batteries and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 12 kilometers of streamers (recording channels that are towed behind a vessel), air guns, streamer-positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 300 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool also includes energy source controllers and RGPS tracking systems that are manufactured by our Seamap segment.

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

Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $3.2 million, $6.9 million and $11.4 million in each of the three fiscal years ended January 31, 2015 (“fiscal 2015”), 2014 (“fiscal 2014”) and 2013 (“fiscal 2013”), respectively. We typically do not seek to sell our lease pool equipment on a regular basis. However, we will evaluate any opportunities for the sale of equipment from our lease pool and, based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material. Under the terms of our lease agreements, customers are responsible for lost or destroyed equipment. Charges for such lost equipment are at prices specified in the particular lease agreement and are reflected as lease pool equipment sales in the accompanying financial statements.

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

Seamap Segment –

Seamap designs, manufactures and sells a range of proprietary products for the marine seismic industry. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources;

(2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Digishot energy source controller; and (4) Sleeve Gun energy sources. The Digishot and Sleeve Gun product lines were acquired from ION in May 2014. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers and floatation systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These include repair services, engineering services, training, field service operations and umbilical terminations.

Marine seismic contractors are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in deep water marine environments. The customer base for Seamap is generally the same as that for the marine portion of our Equipment leasing segment. Seamap’s customers operate in all areas of the world.

We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. Components for our products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facility in Singapore; however, inventory and order fulfillment operations related to the Sleeve Gun product are conducted from our headquarters in Huntsville, Texas.

Key Supplier Agreements

The Sercel Equipment Agreement

From 1996 through fiscal 2014, we had a series of supply agreements with Sercel covering a variety of products. These agreements generally provided that we agreed to purchase a minimum amount of certain products within a prescribed time period. In return, Sercel agreed to refer any inquiries for short term rentals of those products to us and not to refer any competitor of ours as a source of such rentals. While we believe we benefited from our agreements with Sercel, we also believe that, given current market conditions, it is not in our best interests to commit to minimum purchases of any particular type of equipment. Accordingly, in January 2014 we allowed the then existing agreements to expire. We believe that our relationship with Sercel, as well as with other manufacturers, remains good and do not expect the termination and non-renewal of the agreements to have a material adverse effect on our business.

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

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2015, we had approximately 40 lease customers with 45 active leases of various lengths, but all for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2015, our Seamap segment had a backlog of orders amounting to approximately $7.7 million, compared to $5.5 million as of January 31, 2014. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2016.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major geophysical trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
United States	$12,555	$11,686	$23,368

United Kingdom / Europe	17,427	23,456	27,174
Canada	7,376	13,113	13,744
Latin America (1)	12,706	7,529	15,575
Asia/South Pacific	18,407	25,256	14,173
Eurasia (2)	5,853	6,810	4,052
Other (3)	8,822	4,258	6,599

Total Non-United States	70,591	80,422	81,317

Total	$83,146	$92,108	$104,685

(1)	Includes Brazil, Colombia, Mexico and Peru
(2)	Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(3)	Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
	2015	2014	2013
Location of property and equipment
United States	$43,541	$42,087	$40,908

Canada	22,451	35,931	22,639
Australia	4,600	7,198	7,973
Russia	2,698	2,134	3,708
Latin America	7,519	18,128	23,109
Singapore	6,627	6,451	9,433
United Kingdom	125	218	329
Europe	12,526	17,426	11,509

Total Non-United States	56,546	87,486	78,700

Total	$100,087	$129,573	$119,608

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

During fiscal 2015 no one single customer accounted for 10% or more of our consolidated revenues. One customer accounted for approximately 22% and 23% of our consolidated revenues in fiscal 2014 and fiscal 2013, respectively. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A – “Risk Factors.”

Competition

Our major competitors include the seismic equipment manufacturers who sell equipment on financed terms, offer leases with purchase options and offer short term rentals of their products. In addition, some seismic contractors might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as we do. We compete for seismic equipment leases on the basis of (1) price, (2) delivery terms, (3) availability of desired equipment and (4) location of equipment. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Some of these competitors may have substantially greater financial resources than our own.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel and Geospace. However, we also acquire lease pool equipment from a number of other suppliers. Management believes that our current relationships with our suppliers are satisfactory and that we will be able to make satisfactory alternative agreements in the event of interruption of supply. For fiscal 2015, 2014 and 2013, approximately 31%, 33% and 32%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A – “Risk Factors.”

Employees

As of January 31, 2015, we employed approximately 187 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by our Seamap segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. In connection with the acquisition of the Digishot and Sleeve Gun product lines from ION in May 2014, we acquired certain United States and foreign patents related to energy source controllers and other technology.

We own intellectual property relating to the design and manufacture of heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.

For additional information regarding the risks associated with our intellectual property, see Item 1A – “Risk Factors.”

Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health, the transportation of hazardous materials, protection of the environment and the manner in which chemicals and materials used in our manufacturing processes are handled and wastes generated from such operations are disposed. We have established and implemented proactive environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may, among other things, require the acquisition of permits for air emissions and water discharges resulting from our manufacturing processes, impose specific safety and health criteria addressing worker protection, result in capital expenditures to limit or prevent emissions and discharges, and obligate us to use more stringent precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of injunctive relief. Spills or releases of chemicals, other regulated materials and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals, other regulated materials and wastes released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.

Certain regulations in the United States and foreign jurisdiction address the manner in which certain hazardous materials, such as electric storage batteries can be transported. These regulations may limit our ability, and that of our customers, to transport equipment necessary for seismic operations, particularly by air. These limitations may significantly increase the time and cost required to transport such equipment.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate-change that have the effect of lowering the demand for carbon-based fuels or with regard to hydraulic-fracturing that have the effect of decreasing the performance of oil or natural gas exploration or production activities by energy companies, which in turn could reduce demand for our products and have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in the U.S. Gulf-of-Mexico in April 2010, may delay or decrease the pace of exploration or production activities, which may result in a similar decrease in demand for our products and have a material adverse effect on our business.

We are also subject to federal, state and foreign worker safety and health laws and regulations whose purpose is to protect the health and safety of workers. These laws and regulations obligate us to organize and/or disclose information about hazardous materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. While we believe that we are in substantial compliance with current applicable environmental, worker safety and health laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend of compliance and avoidance of material costs or other liabilities will continue in the future. For additional information regarding the risk associated with environmental matters, see Item 1A – “Risk Factors.”

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

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Historically, the demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. During the period of depressed commodity prices many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the leasing or purchasing our seismic equipment.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Crude oil prices declined significantly in the second half of calendar 2014, and were negatively affected by a combination of factors, including weakening demand in Europe and Asia, increased production in the United States, and the decision in late November by the Organization of Petroleum Exporting Countries to keep production levels unchanged. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of oil. Downward pressure on commodity prices has continued in early 2015 and could continue for the foreseeable future. We anticipate fiscal 2016 will be a challenging year for us, as oil and gas companies continue to make downward revisions to their operating budgets. Therefore, we expect a drop-off in activity coupled with pricing pressures, and corresponding reductions in revenue and operating margins in fiscal 2016. For more information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.” Factors affecting the prices of oil and natural gas include, among other things:

•	the level of prices, and expectations about future prices, for oil and natural gas;

•	the level of supply and demand for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	worldwide political, military and economic conditions;

•	limitations or disruptions in the transportation or storage of oil;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•

compliance with new or emerging laws or regulatory initiatives relating to greenhouse gas emissions, hydraulic fracturing, or safety aspects of offshore exploration and production activities that may have a material adverse effect on our customers with respect to increased costs or delays or prohibitions in obtaining drilling permits;

•

government regulations, including environmental laws and regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources; and

•	weather conditions, including large-scale weather events such as hurricanes that impact oil and gas operations over a wide area or impact prices.

In recent months there has been a dramatic decline in the price of oil. This has resulted in a reduction in spending by exploration and production companies, which in turn has adversely affected demand for our services and equipment. Continued depressed commodity prices, or a further decline in existing commodity prices, could adversely affect demand for the services and equipment we provide, and therefore adversely affect our revenue and profitability. Further, perceptions of a long-term decrease in commodity prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our products and services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause impairment of our goodwill or other intangible assets or of our other long-lived assets. Such a potential impairment charge could have a material adverse impact on our operating results.

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

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2015, 2014 and 2013, our single largest customer, accounted for approximately 9%, 22% and 23%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 33% of our consolidated revenues in fiscal 2015. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

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

As of January 31, 2015, we had approximately $33.7 million of customer accounts and contracts receivable, of which approximately $17.1 million was over 90 days past due. For fiscal 2015 and 2014, we had net charges of approximately $2.9 million and $1.0 million, respectively, to our provision for doubtful accounts. In fiscal

2013, we experienced recoveries of amounts previously considered uncollectable. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

Due to the international scope of our business activities, our results of operations may be significantly affected by currency fluctuations.

Many of our foreign operations are conducted in currencies other than U.S. dollars. Those currencies include the Canadian dollar, the Australian dollar, the Singapore dollar, the Russian ruble, the Euro, the Colombian Peso and the British pound sterling. These internationally-sourced revenues are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment could not be made in U.S. dollars) and fluctuations.

For example, in connection with the ongoing political turmoil in Ukraine, the United States, the European Union and other countries have imposed significant sanctions measures against Russia targeting the energy, defense and financial sectors of Russia’s economy as well as specific Russian officials and businesses that they own. At least partly due to these sanctions, there has been a dramatic decline in the price for oil, which is a major export for Russia. These current events have negatively affected the Russian economy and have negatively affected the value of the Russian ruble relative to the U.S. dollar. Continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. dollars for financial reporting purposes. Approximately 6% of our revenues during fiscal 2015 were attributable to our operations in Russia.

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

We operate in a number of foreign locations and have subsidiaries or branches in foreign countries, including Canada, the United Kingdom, Hungary, Singapore, Australia, Russia, Peru and Colombia. Our equipment is also often temporarily located in other foreign locations while under rent by our customers. These operations expose us to political and economic risks and uncertainties.

For example, approximately 6% of our revenues during fiscal 2015 were attributable to our operations in Russia. The ongoing political turmoil in Ukraine along with the response of the Russian, European Union and United States governments to this situation, have the potential to materially adversely affect our operations in Russia. In connection with the situation in Ukraine, the United States and the European Union have imposed sanctions against Russian officials and businesses that they own, prohibited or restricted the exportation of certain equipment, materials, technology and services to Russia and prohibited certain financial transactions involving Russia. These actions have limited our ability to conduct business in Russia and with Russian customers. If further sanctions are ordered by the United States or other international interests, such sanctions could materially adversely affect our operations in Russia.

Should current circumstances change in any of the foreign countries in which we operate, we could encounter difficulties in operating in some countries and may not be able to retrieve our equipment that is located within these countries. This could result in a material adverse effect on our financial positions and results of operations.

We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. For fiscal 2015, 2014 and 2013, approximately 85%, 87% and 78%, respectively, of our revenues were attributable to operations in foreign countries.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:

•	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization or detention of assets;

•	difficulty in repatriating foreign currency received in excess of local currency requirements;

•	import/export quotas and evolving export license requirements;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

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

We have historically funded our capital requirements with cash generated from operations, cash reserves, issuance of common stock and short-term borrowings from commercial banks. Our capital requirements may continue to increase, primarily due to the expansion of our infrastructure in response to client demand for more lease pool equipment. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile. This was evident during the global financial crisis that arose in 2008. Furthermore, due to the historically cyclical nature of the energy business in general, and the seismic industry in particular, capital for businesses in this industry can be even more difficult and expensive to obtain.

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

Our success is dependent on, among other things, the services of certain key personnel, including specifically Billy F. Mitcham, Jr., our President and Chief Executive Officer. Mr. Mitcham has recently taken a leave of absence in order to address certain health issues. The loss of the services of Mr. Mitcham for an extended period of time or the loss of other personnel could have a material adverse effect on our operations. In Mr. Mitcham’s absence, Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, and Guy Malden, Executive Vice President-Marine Systems, have assumed the additional roles of Interim Co-Chief Operating Officers. In these roles, Mr. Capps and Mr. Malden have assumed Mr. Mitcham’s duties and will be responsible for all day-to-day operations in close coordination with the Board of Directors.

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

In recent years, seismic equipment manufacturers have introduced wireless, or cable-free, recording systems. Many seismic contractors believe that wireless recording systems offer significant operational advantages over traditional cable-based systems, particularly in certain environments. Some seismic contractors have made significant investment in wireless technology and have replaced much of their cable-based equipment. Should other contractors take this approach, it could accelerate the obsolescence of much of our lease pool of equipment. As of January 31, 2015, we have approximately 290,000 channels of ground recording equipment in our lease pool, of which approximately 90,000 channels are wireless, or cable-free, systems, manufactured by Sercel, Geospace and others.

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

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations. The majority of our lease pool equipment is produced by Sercel and has been acquired by us pursuant to a series of agreements. However, all of our agreements with Sercel have terminated. See Item 1 – “Business – Key Supplier Agreements.” For fiscal 2015, 2014 and 2013, approximately 31%, 33% and 32%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. If we are not able to continue our past relationship with Sercel we may not be able to acquire equipment under terms as favorable as in the past, which could adversely affect our future results of operations.

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

In August 2012, ION was found guilty of patent infringement in a suit brought against it by WesternGeco L.L.C. In May 2014, the court entered a final judgment, which is currently being appealed, specifying damages and an injunction. The matters at issue in this case involve certain technology used to steer marine streamers and certain products manufactured and sold by ION. We have owned one of these products in our lease pool; however, during fiscal 2014 we sold this equipment. It is our understanding that this verdict, if upheld upon appeal, could negatively impact the ability of our customers to utilize the technology at issue and therefore could limit the opportunities for us to include this equipment in our lease pool.

The operations of Seamap are subject to special risks that could have a material adverse effect on our operations.

The design and manufacturing operations of our Seamap segment are subject to risks not associated with our equipment leasing business. These risks include the following:

Risks Associated with Intellectual Property. We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our design information, documentation and other proprietary information. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology. In addition, these measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries may not protect intellectual property rights to the same extent as the laws of the United States. Failure to protect proprietary information could result in, among other things, loss of competitive advantage, loss of customer orders and decreased revenues. Monitoring the unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be impaired.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to the public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. In addition the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In the absence of federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the Obama Administration is expected to release a series of new regulations on the oil and gas industry in 2015, including federal standards limiting methane emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from oil and gas exploration and production activities could have an adverse effect on the demand for our seismic equipment and associated services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could adversely affect or delay our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects, in addition to any indirect impacts resulting from our customers’ operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in additional operating restrictions or delays and adversely affect our business.

Hydraulic fracturing is an important and common practice that involves the injection of water, sand and chemicals under pressure into targeted surface formations to fracture the surrounding rock and stimulate production. We do not perform hydraulic fracturing, but many of our customers use this technique. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel fuels and issued final permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. At the state level, numerous states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. In addition, local government may seek to adopt ordinances within their jurisdiction regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services.

More comprehensive and stringent regulation in the U.S. Gulf of Mexico in the aftermath of the Macondo well oil spill may result in increased costs and delays in offshore oil and natural gas exploration and production operations, which could adversely affect our financial position, results of operations and cash flows.

Subsequent to the Deepwater Horizon incident in the Gulf of Mexico in April 2010, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) have issued a series of “Notice to Lessees” (“NTLs”) imposing increasingly stringent regulatory requirements and permitting procedures and, at times, issue temporary drilling moratoria, for new wells to be drilled in federal waters of the Outer Continental Shelf. These agencies continue to seek to impose added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico. These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico due to adjustments in operating procedures and certification practices as well as increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits. These new requirements also increase the cost of preparing permit applications and will increase the cost of each new well, particularly for wells drilled in deeper waters on the Outer Continental Shelf. Offshore oil and natural gas exploration and production operators, some of whom are our customers, could become subject to fines, penalties or orders requiring them to modify or suspend operations in the Gulf of Mexico if they fail to comply with these requirements. Moreover, if similar oil spill incidents were to occur in the future in the Gulf of Mexico or elsewhere where our customers conduct operations, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental regulatory initiatives regarding offshore oil and gas exploration and development activities, which any one or more of such events could have a material adverse effect on our customer’s volume of business, which in turn could adversely affect demand for our services and our financial position, results of operation and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy the following principal facilities, which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Seamap

Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing

Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing

Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Seamap

Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased	Seamap

Ufa, Bashkortostan, Russia	Office and warehouse	22,600	Leased	Equipment Leasing

Bogota, Colombia	Office and warehouse	23,600	Leased	Equipment Leasing

Budapest, Hungary	Office and warehouse	12,000	Leased	Equipment Leasing

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

	High	Low
Fiscal Year Ended January 31, 2014:
First Quarter	$18.00	$13.81
Second Quarter	18.41	13.98
Third Quarter	18.00	14.40
Fourth Quarter	17.82	15.00

Fiscal Year Ended January 31, 2015:
First Quarter	$15.52	$13.05
Second Quarter	15.80	12.89
Third Quarter	13.82	9.67
Fourth Quarter	10.46	5.14

As of April 7, 2015, there were approximately 5,200 beneficial holders of our common stock.

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

As of January 31, 2015, we had deposits in foreign banks equal to approximately $3.7 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2010 through January 31, 2015, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2010, and that all dividends were reinvested.

	1/10	1/11	1/12	1/13	1/14	1/15
Mitcham Industries, Inc.	100.00	148.92	296.89	200.27	204.05	75.81
S&P Smallcap 600	100.00	130.93	140.75	162.49	208.71	221.55
Peer Group	100.00	135.73	121.27	125.43	65.53	28.18

The Peer Company Index consists of: Compagnie Generale de Geophysique (NYSE: CGG), Dawson Geophysical Company (NASDAQ: DWSN) and Ion Geophysical Corp. (NYSE: IO).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2015.

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

	Years Ended January 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$83,146	$92,108	$104,685	$112,834	$71,363
Operating (loss) income	(6,745)	5,805	13,902	34,544	6,921
(Loss) income from continuing operations	(9,192)	4,768	17,051	24,321	4,729
(Loss) income from continuing operations per common share – basic	(0.74)	0.37	1.34	2.13	0.48
Income from continuing operations per common share – diluted	(0.74)	0.36	1.29	2.02	0.46
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	5,359	15,243	15,951	15,385	14,647
Seismic equipment lease pool and property and equipment, net	100,087	129,573	119,608	120,377	79,095
Total assets	179,611	205,419	190,407	198,229	137,971
Long-term debt	23,137	22,125	4,238	12,784	23,343
Total liabilities	33,137	34,971	14,094	42,795	43,256
Total shareholders’ equity	146,474	170,448	176,313	155,434	94,715

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Revenues:
Equipment Leasing	$59,830	$67,022	$73,516
Seamap	23,805	25,252	32,210
Less inter-segment sales	(489)	(166)	(1,041)

Total revenues	83,146	92,108	104,685

Cost of sales:
Equipment Leasing	48,622	47,825	53,320
Seamap	11,675	12,653	14,817
Less inter-segment costs	(405)	(385)	(865)

Total direct costs	59,892	60,093	67,272

Gross profit
Equipment Leasing	11,208	19,197	20,196
Seamap	12,130	12,599	17,393
Inter-segment amounts	(84)	219	(176)

Total gross profit	23,254	32,015	37,413

Operating expenses:
General and administrative	24,958	23,669	22,539
Provision for (recovery of) doubtful accounts	2,850	1,048	(428)
Depreciation and amortization	2,191	1,493	1,400

Total operating expenses	29,999	26,210	23,511

Operating income	$(6,745)	$5,805	$13,902

EBITDA (1)	$27,473	$37,053	$48,452
Adjusted EBITDA (1)	$30,583	$38,196	$50,038
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net (loss) income	$(9,192)	$4,768	$17,051
Interest expense (income), net	673	(10)	(11)
Depreciation, amortization and impairment	36,986	31,037	34,939
Provision (benefit) provision for income taxes	(994)	1,258	(3,527)

EBITDA (1)	27,473	37,053	48,452
Non-cash foreign exchange losses (gains)	1,812	—	—
Stock-based compensation	1,298	1,143	1,586

Adjusted EBITDA (1)	$30,583	$38,196	$50,038

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$25,205	$21,215	$44,257
Stock-based compensation	(1,298)	(1,143)	(1,586)
Provision for doubtful accounts	(2,835)	(1,048)	636
Changes in trade accounts and contracts receivable	(605)	9,142	(13,331)
Interest paid	860	342	533
Taxes paid, net of refunds	268	215	9,177
Gross profit from sale of lease pool equipment	2,061	4,556	5,369
Changes in inventory	279	2,836	(718)
Changes in accounts payable, accrued expenses and other current liabilities	2,303	(100)	4,091
Changes in prepaid expenses and other current assets	4,414	1,335	(307)
Other	(3,179)	(297)	331

EBITDA (1)	$27,473	$37,053	$48,452

(1)

EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes non-cash foreign exchange gains and losses and stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contains financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2015 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are carried in our lease pool at the cost to our Seamap segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements. We occasionally sell new seismic equipment that we acquire from other manufacturers. We produce and sell, as well as lease, equipment used to deploy and retrieve seismic equipment with helicopters. In addition to leasing seismic equipment, SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel).

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

In recent months there has been a dramatic decline in worldwide oil prices. In response to this, many oil and gas companies have reduced exploration budgets. This has in turn resulted in the cancellation or postponement of many seismic exploration products which has had, and is expected to continue to have, a negative impact on our business. The downturn in seismic exploration activity has resulted in an excess of equipment within the industry, both land and marine. In response to this reduced activity and excess capacity, many seismic contractors are attempting to reduce cost, including, in the case of marine contractors, retiring older vessels. The industry has also experienced consolidation recently, particularly among land contractors. Vessel retirements and consolidation among contractors can have a short-term negative effect on the demand for our services and equipment. However, we believe such actions are beneficial to the industry in general and benefit us in the long-term.

We believe it likely that the recent lower level of oil prices and general slowdown in seismic exploration projects will continue at least through our fiscal year ending January 31, 2016 (“fiscal 2016”). Therefore, we expect lower levels of leasing revenue in fiscal 2016 as compared to fiscal 2015. However, we are not able to quantify the magnitude of such reduction at this time. Although we believe the overall level of seismic exploration activity is reduced and much uncertainty remains, we think activity varies among geographic regions.

North America, particularly Canada, appears to be most affected by the recent decline in activity. Industry sources estimate that approximately 15 land seismic crews operated in Canada during the 2014-2015 winter season, as compared to more than 40 crews during that period three years ago. This is expected to have a material negative effect on our revenues in the first quarter of fiscal 2016. While overall activity is expected to be reduced in North America in fiscal 2016, we are aware of certain significant projects that are planned. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

We expect land seismic exploration activity in Latin America to be reduced in fiscal 2016, as compared to fiscal 2015. Certain large projects that occurred in fiscal 2015 are not expected to repeat in fiscal 2016. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. Lower oil prices have introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico.

The general level of activity within the seismic industry in Russia has been relatively robust from our perspective recently. However, economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created difficulties and uncertainty. The factors caused us to renegotiate certain contracts that are on-going in the first quarter of fiscal 2016. These renegotiated contracts provide for lower pricing than did the original contracts, thereby negatively affecting our revenues. It is uncertain how these factors will impact our business in Russia and the CIS over the balance of fiscal 2016.

Our land leasing activity in Europe has increased over the past three years. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment. During fiscal 2015, we repositioned certain equipment into this region in order to take advantage of any such opportunities.

We believe there are other areas of opportunity for our land leasing business, including the Middle East, North Africa, Asia and the Pacific Rim. We have been active in each of these regions in recent years; however, the level of activity has varied. Based on discussion with our customers and other industry participants, we understand there are significant projects planned in these areas in fiscal 2016. There can be no assurance, however, that those projects will proceed or that we will have the opportunity to participate in any such projects.

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. We believe this excess of available equipment will continue into fiscal 2016. However, during the fourth quarter of fiscal 2015, we began to experience an increase in inquiries for the rental of certain marine equipment. While this is an encouraging development, it is unclear what effect this will have on our revenues from the rental of marine equipment in fiscal 2016.

Revenue from the rental of downhole seismic tools has increased over the past three years. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment. We generally expect demand for these products to remain relatively constant during fiscal 2016 as compared to fiscal 2015.

The market for products sold by Seamap is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand from Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic industry.

In June 2013, we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement, we manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels; however, current industry conditions will likely result in a delay in the complete deployment of the new products. The deployment will take place over a period of several years.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should remain at current depressed levels or decline from current levels, we could see a material change in the level of our business and our income from operations.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we reduced the additions to our lease pool in fiscal 2015. During this period, we added approximately $11.8 million of equipment to our lease pool, as compared to approximately $49.0 million in fiscal 2014 and approximately $39.1 million in fiscal 2013. We plan to further reduce additions to our lease pool in fiscal 2016 to approximately $5.0 million. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

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

We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in nine countries. In response to a decline in activity in some regions, we have taken steps to reduce costs such as by reducing personnel. We will continue to monitor our costs in relation to our activity, but at this time we have no plans to eliminate any of our operating locations. Should industry conditions improve, or should particular opportunities arise, we may seek to expand our operating locations either by establishing “green field” operations or by acquiring other businesses.

A significant portion of our revenues are generated from foreign sources. For fiscal 2015, 2014 and 2013, revenues from international customers totaled approximately $70.5 million, $80.0 million and $81.2 million, respectively. These amounts represent 85%, 87% and 78% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For fiscal 2015, we recorded an operating loss of approximately $6.7 million, compared to operating income of approximately $5.8 million for fiscal 2014 and approximately $13.9 million for fiscal 2013. The decrease in fiscal 2015 from fiscal 2014 relates primarily to lower equipment sales, higher depreciation expense, higher bad debt expense and higher foreign exchange losses. The decrease in fiscal 2014 from fiscal 2013 relates primarily to lower gross profits from Seamap and lower leasing revenues, offset by lower depreciation expense.

The gross profit for our Equipment Leasing segment was approximately $11.2 million in fiscal 2015, compared to approximately $19.2 million in fiscal 2014 and approximately $20.2 million in fiscal 2013. The decline between fiscal 2014 and 2015 is due primarily to lower equipment sales and higher depreciation expense. In fiscal 2014, we experienced lower leasing revenues as compared to fiscal 2013, but this decrease was largely offset by lower depreciation costs. Our Seamap segment recorded gross profit of approximately $12.1 million, $12.6 million and $17.4 million in fiscal 2015, 2014 and 2013, respectively. The decrease in fiscal 2014 from fiscal 2013 resulted from lower revenues as more fully described below.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Revenues:
Equipment leasing	$48,312	$46,756	$54,592
Lease pool equipment sales	3,158	6,851	11,412
New seismic equipment sales	1,050	775	1,282
SAP equipment sales	7,310	12,640	6,230

	59,830	67,022	73,516
Cost of sales:
Lease pool depreciation	34,493	29,663	33,594
Direct costs – equipment leasing	6,689	5,517	8,200
Cost of lease pool equipment sales	1,097	2,295	6,043
Cost of new seismic equipment sales	643	616	655
Cost of SAP equipment sales	5,700	9,734	4,828

	48,622	47,825	53,320

Gross profit	$11,208	$19,197	$20,196

Gross profit margin	19%	29%	27%

Equipment leasing revenues increased approximately 3% in fiscal 2015 as compared to fiscal 2014. This increase was due primarily to higher land leasing revenues in the United States, Latin America, Europe, the Pacific Rim, the Middle East and higher down hole leasing revenues. These increases were partially offset by lower land leasing revenue in Canada and Russia and lower marine leasing revenues. In fiscal 2014, leasing revenues declined 14% as compared to fiscal 2013. This decline was mainly due to lower land leasing revenues in the United States and Latin America and lower marine leasing revenues. These declines were partially offset by increased land leasing revenues in Russia, Europe and the Pacific Rim and increased leasing revenue for downhole seismic tools.

Land leasing activity in the United States in fiscal 2015 was significantly above that of fiscal 2014, yet below the level of fiscal 2013. As discussed previously, seismic exploration activity in the United States has been generally subdued. Our revenues in these regions in fiscal 2015 and fiscal 2013 were positively impacted by certain relatively large projects.

Equipment leasing revenues in Latin America increased in fiscal 2015 over fiscal 2014 primarily due to the impact of two large projects during fiscal 2015. In fiscal 2014, leasing revenues in this region declined significantly from those in fiscal 2013 due in large part to logistical, regulatory and security issues that impact this area.

In fiscal 2015, our revenues from land leasing activity in Europe increased over those in fiscal 2014 as the general level of activity in that region increased. We had expected a large project that took place in the third quarter of fiscal 2015 to continue into the fourth quarter. However, due to the uncertainty created by the rapid decline in oil prices, an extension of that project was delayed and did not begin until fiscal 2016. That project is expected to continue through much of fiscal 2016. Leasing revenues in Europe increased significantly in fiscal 2014 over fiscal 2013 as certain economic, political and environmental issues that had delayed many projects were resolved.

Our land leasing revenues from other geographic areas, such as Africa and the Middle East increased each year from fiscal 2013 to fiscal 2015. We believe this increase is the result of increased sales and marketing efforts in this region and with particular customers that are active in that region.

During fiscal 2015 and fiscal 2014, revenues from our down hole leasing business increased from that of the previous year. We believe that increased activity in such programs in North America reflects the focus on development operations by oil and gas companies. Also contributing to this improvement was increased revenue from projects outside of North America, including Latin America and the Middle East.

Revenues from our marine leasing decreased significantly in fiscal 2015 compared to fiscal 2014 and between fiscal 2013 and fiscal 2014. We believe these declines are due in part to consolidation within the marine seismic industry, which has, in our opinion, resulted in an excess of equipment available in the market. We believe this excess of equipment to be temporary. During fiscal 2014, we sold certain equipment from our marine lease pool as we believe the market for this particular equipment to be declining rapidly. The sale of this equipment did result in a significant gain (see discussion of lease pool equipment sales below); however, the equipment had contributed significant leasing revenues.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. With the recent general decline in demand for equipment, there have been fewer opportunities to sell equipment from our lease pool. Accordingly, revenues from these transactions have declined over the past three years. The gross profit from the lease pool equipment sales amounted to approximately $2.1 million in fiscal 2015, $4.6 million in fiscal 2014, and $5.4 million in fiscal 2013. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell new seismic equipment that we acquire from other manufacturers. In addition, we regularly sell equipment that we produce for use in deploying and retrieving seismic equipment by helicopter and sell certain ancillary marine equipment. The sale of marine equipment may include associated installation services. The gross profit from new seismic equipment sales amounted to approximately $407,000 in fiscal 2015, $159,000 in fiscal 2014, and $627,000 in fiscal 2013.

SAP regularly sells new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim. Demand from customers in the Philippines and China, who are most often governmental organizations, has generally been strong over the past three years; however, revenues from year to year can vary significantly due to the timing of discrete orders. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $1.6 million in fiscal 2015, $2.9 million in fiscal 2014, and $1.4 million in fiscal 2013.

Lease pool depreciation expense for fiscal 2015 amounted to approximately $34.4 million, as compared to approximately $29.7 million in fiscal 2014 and approximately $33.6 million in fiscal 2013. The increase in fiscal 2015 over fiscal 2014 reflects lease pool additions made in the fourth quarter of fiscal 2014. The decline in fiscal 2014 from fiscal 2013 reflects certain equipment coming to the end of its depreciable life. We reduced our lease pool additions in fiscal 2015 and expect to further reduce such additions in fiscal 2016. Therefore, as existing assets become fully depreciated we expect lease pool depreciation expense to decline. We begin to depreciate new equipment when that equipment is first deployed on a rental contract. The equipment is then depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from three to seven years. At January 31, 2015, lease pool assets with an acquisition cost of approximately $66 million were fully depreciated, yet remained in service. This compares to $68.0 million at January 31, 2014. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

We recorded direct costs related to seismic leasing for fiscal 2015 in the amount of approximately $6.7 million as compared to approximately $5.5 million in fiscal 2014 and approximately $8.2 million in fiscal 2013. These costs as a percentage of leasing revenues for fiscal 2015, 2014 and 2013 are 13.8%, 11.8% and 15.0%, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. However, a portion of these costs are fixed, such as warehouse and employee related expenses. Operating costs in fiscal 2015 increased as a percentage of leasing revenues compared to fiscal 2014 primarily due to costs associated with subleasing certain equipment and the cost to reposition equipment to different geographic regions. Fiscal 2013 operating expenses also included significant costs associated with repositioning equipment to different geographic regions.

Seamap

Revenues and cost of sales for our Seamap segment were as follows:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Equipment sales	$23,805	$25,252	$32,210
Cost of equipment sales	11,675	12,653	14,817

Gross profit	$12,130	$12,599	$17,393

Gross profit margin	51%	50%	54%

Demand for Seamap’s products is generally dependent upon offshore oil and gas exploration activity. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. During fiscal 2015, Seamap did experience a decline in demand for its products and a delay in the delivery schedule for certain projects as marine contractors revised spending plans in response to the decline in oil prices. However, that decline in demand was partially offset by sales related to the product lines acquired from ION in May 2014. During fiscal 2015 we delivered two digital energy source controller systems and two RGPS positioning systems. In fiscal 2014, we delivered two digital energy source controller systems and four RGPS positioning systems. During fiscal 2013, we delivered four digital energy source controller systems and four RGPS positioning systems. As we have increased our installed base of products, we have generated increased revenues from the sale of spare parts, repairs and support services. As of January 31, 2015, Seamap had a backlog of approximately $7.7 million, as compared to approximately $5.5 million as of January 31, 2014 and $2.2 million as of January 31, 2013. We expect that all orders included in backlog as of January 31, 2015 will be completed during fiscal 2016. Based on our experience, we do not believe backlog as of a particular date is necessarily indicative of future results. The gross profit margin from the sales of Seamap equipment was lower in fiscal 2015 and 2014 than in fiscal 2013 due primarily to the effect of lower absorption of fixed overhead costs.

Operating Expenses

General and administrative expenses for fiscal 2015 amounted to approximately $25.0 million, compared to approximately $23.7 million and $22.5 million in fiscal 2014 and 2013, respectively. As a percentage of revenues general and administrative expenses represented approximately 30%, 26%, and 22% of revenues in each of the years ended January 31, 2015, 2014 and 2013, respectively. The higher expenses relate primarily to personnel related costs associated with increased headcount and lower absorption of fixed costs in our manufacturing operation. These increases were partially offset by lower incentive compensation expense. In the fourth quarter of fiscal 2015 we implemented programs to reduce costs in reaction to the downturn in the seismic industry, including reducing headcount and other personnel costs. The effect of these measures is not reflected in our fiscal 2015 operating results.

Due to the decline in seismic exploration activity, we think it now more likely that certain of our customers will encounter financial difficulties and may be unable to fully satisfy their financial obligations to us. Therefore, in fiscal 2015, we provided approximately $2.9 million for doubtful accounts. In fiscal 2014, we provided approximately $1.0 million for doubtful accounts receivable in Latin America and Asia. During fiscal 2013, we recovered approximately $428,000 in accounts receivable that had previously been deemed uncollectable. At January 31, 2015 and 2014, we had trade accounts and note receivables over 90 days past due of approximately $17.1 million and $13.4 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2015 and 2014, our allowance for doubtful accounts receivable amounted to approximately $6.3 million and $3.8 million, respectively.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2015 relates to intangible assets acquired in May 2014 in connection with the ION product lines.

Other Income and Expense

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under the Credit Agreement, Predecessor Credit Agreement, and in fiscal 2015, the Seamap Credit Facility. Increased interest expense in fiscal 2015 as compared to fiscal 2014 resulted from higher average borrowings under the Credit Agreement and amounts outstanding under the Seamap Credit Facility. Interest expense decreased in fiscal 2014 from fiscal 2013 primarily due to lower average borrowings.

Other income and expense relates primarily to net foreign exchange losses and gains. These gains and losses resulted primarily from two situations. Certain of our foreign operations have a functional currency of the U.S. dollar yet have cash, accounts receivable and accounts payable denominated in other currencies. These operations generally have net assets denominated in these other currencies. As the U.S. dollar strengthens against these other currencies, a foreign exchange loss arises. In fiscal 2015, we incurred approximately $1.3 million of exchange losses of this nature primarily due to the strengthening of the U.S. dollar versus the Euro and the Colombian Peso. In the second situation, certain of our foreign operations have a functional currency of the local currency yet have cash, accounts receivable and accounts payable denominated in the U.S. dollar. These operations generally have net liabilities denominated in U.S. dollars, including inter-company obligations. In fiscal 2015, we incurred approximately $1.8 million of exchange losses of this type, primarily related to the strengthening of the U.S. dollar versus the Russian ruble and the Canadian dollar. We believe gains and losses of this type are non-cash items and are considered in our calculation of Adjusted EBITDA. The majority of the losses of both types, described above, occurred in the fourth quarter of fiscal 2015 as the U.S. dollar strengthened significantly against most currencies during this period. In fiscal 2014 and 2013 we incurred net exchange gains of approximately $231,000 and exchange losses of approximately $389,000, respectively.

Provision for Income Taxes

In fiscal 2015, our provision for income taxes was a benefit of approximately $1.0 million, which is an effective tax rate of approximately 10%. This is less than the U.S. statutory rate of 34% due primarily to a valuation allowance provided against certain deferred tax assets, the effect of lower average tax rates in foreign jurisdictions and foreign withholding taxes. In fiscal 2015, we evaluated the likelihood of recovery for our deferred tax assets in light of all available positive and negative evidence. As a result of that evaluation, we established a valuation allowance amounting to approximately $1.4 million related to those deferred tax assets.

In fiscal 2014, our provision for income taxes was approximately $1.3 million, reflecting an effective tax rate of approximately 21%. The effective tax rate differs from the U.S. statutory rate of 34% for that period primarily due to earnings that are taxed in foreign jurisdictions with lower tax rates.

Our provision for income taxes in fiscal 2013 was a benefit of approximately $3.5 million. This benefit results from the settlement with the Canadian Revenue Authority and the U.S. Internal Revenue Service regarding our request for competent authority assistance for matters arising from an audit of our Canadian income tax returns for the years ended January 31, 2004, 2005 and 2006. Due to the settlement, we recognized the benefit of certain tax positions and reversed previous estimates of potential penalties and interest. The total estimated benefit arising from the settlement and related matters amounted to approximately $5.3 million. Without this benefit, our provision for income taxes for fiscal 2013 would have been approximately $1.8 million, which is an effective rate of approximately 13%. This effective rate is less than the U.S. statutory rate of 34% for the period due to the effect of earnings taxed in foreign jurisdiction with lower tax rates and certain permanent differences in certain of those jurisdictions related primarily to the depreciable basis of assets. See Note 11 to our consolidated financial statements for additional information.

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities, the Credit Agreement, the Predecessor Credit Agreement and the Seamap Credit Facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facilities, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as for the purchase of additional lease pool equipment or to make an acquisition, we may seek to issue other debt or equity securities. We have on file with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof under the shelf registration statement. We currently have no plans to issue any such securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$25,205	$21,215	$44,257
Net cash used in investing activities	(31,242)	(37,207)	(34,697)
Net cash (used in) provided by financing activities	(5,434)	16,809	(9,875)
Effect of changes in foreign exchange rates on cash and cash equivalents	1,484	(805)	178

Net increase (decrease) in cash and cash equivalents	(9,987)	12	(137)

As of January 31, 2015, we had working capital of approximately $44.1 million and cash and cash equivalents of approximately $5.4 million, as compared to working capital of approximately $49.7 million and cash and cash equivalents of approximately $15.2 million at January 31, 2014. Our working capital decreased from January 31, 2014 to January 31, 2015 primarily due to purchases of lease pool equipment, the ION asset purchase and repurchases of our common stock. These items were partially offset by working capital generated by operations.

Cash Flows From Operating Activities. Cash flows provided by operating activities amounted to approximately $25.2 million in fiscal 2015 as compared to approximately $21.2 million in fiscal 2014 and $44.3 million in fiscal 2013. In fiscal 2015, the primary sources of cash provided by operating activities was our net loss of $9.2 million net non-cash charges, including depreciation and amortization totaling approximately $37.0 million. The net change in other current assets and liabilities decreased net cash provided by operating activities for fiscal 2015 by approximately $4.7 million. This change was primarily due to an increase in prepaid expenses and other current assets of approximately $4.4 million.

Cash Flows From Investing Activities. In fiscal 2015, 2014 and 2013, we acquired approximately $11.8 million, $49.0 million and $39.1 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2015, our accounts payable included approximately $72,000 related to lease pool purchases. As of January 31, 2014, the amount in accounts payable related to lease pool purchases was approximately $7.7 million, while the comparable amount as of January 31, 2013 was approximately $4.3 million. Additionally, in fiscal 2014, we added approximately $2.0 million of equipment to our lease pool in partial settlement of an account receivable with a customer. This addition did not involve the expenditure of cash on our part. Accordingly, our Consolidated Statements of Cash Flows for fiscal 2015, 2014 and 2013 indicated purchases of equipment held for lease of approximately $19.4 million, $43.5 million and $44.7 million, respectively. We expect to continue adding to our lease pool of equipment during fiscal 2016, but do not currently believe those additions will be at the same level as fiscal 2015. We currently estimate that lease pool purchases during fiscal 2016 will be approximately $5.0 million. During fiscal 2015, we purchased certain product lines from ION for cash of approximately $14.5 million. This acquisition was financed with cash on hand and proceeds from our revolving credit facility. Subsequent to the completion of the transaction, Seamap entered into a $10.0 million term loan facility. We used the proceeds from that facility to repay amounts borrowed under the Credit Agreement, as discussed below. Cash flows from investing activities for each of the fiscal years ended January 31, 2015, 2014 and 2013 reflect proceeds of approximately $3.2 million, $6.9 million and $11.4 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment.

Cash Flows From Financing Activities. During fiscal 2015, we made net repayment of borrowings under our revolving credit facility of $5.0 million. In fiscal 2014, we had net borrowings under our revolving credit facility totaling approximately $18.0 million. These proceeds were used primarily to fund the purchase of lease pool equipment. Included within financing activities are net payments on our revolving line of credit of approximately $8.6 million in fiscal 2013. As discussed above, Seamap entered into a term loan facility to partially finance the acquisition of product lines from ION. Proceeds from this facility were $10.0 million. During fiscal 2015 we made $800,000 of scheduled repayments under this facility. In fiscal 2014, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During fiscal 2015, we repurchased 852,100 shares at a cost of approximately $9.8 million, which completed the authorized purchases. In fiscal 2014 we repurchased 147,900 shares at a cost of approximately $2.2 million pursuant to this program. In the fourth quarter of fiscal 2015 our Board of Directors authorized the repurchase of up to an additional 1.0 million shares of our common stock. As of April 7, 2015, we had not purchased any shares pursuant to this additional authorization.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. In addition, from time to time we must post bonds in connection with bid, delivery or warranty obligations. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of January 31, 2015, we had provided stand-by letters of credit totaling approximately $380,000 under the Credit Agreement and the Seamap Credit Facility related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of January 31, 2015, the margins for Eurodollar loans and ABR loans were 2.75% and 1.75%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of January 31, 2015, the commitment fee rate was 0.375%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of April 7, 2015, the full $50.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of January 31, 2015:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended January 31, 2015
Leverage Ratio	Not more than 2.00 to 1.00	0.87 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	6.86 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA – $30.6 million

As of April 7, 2015 borrowings of approximately $15 million and letters of credit totaling approximately $1.2 million were outstanding under the Credit Agreement.

In August 2014, Seamap Singapore entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth and a minimum ratio of debt to EBITDA, both as defined in the agreement.

As of April 7, 2015, borrowings of approximately $9.3 million and letters of credit totaling approximately $118,000 were outstanding under the Seamap Credit Facility.

Our average borrowing levels under the Credit Agreement, Predecessor Credit Agreement and the Seamap Credit Facility for fiscal 2015, 2014 and 2013 were approximately $26.3 million, $5.0 million and $13.0 million, respectively.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$26,355	(1)	$3,218	$23,137	$—	$—
Operating leases	3,288		1,264	1,590	434	—
Purchase obligations	4,820		4,820	—	—	—

Total	$34,463		$9,302	$24,727	$434	$—

(1)	Amount does not include interest of approximately $1.2 million that would be incurred if this amount were outstanding through the term of the Credit Agreement.

In January 2015, our Board of Directors authorized an extension to our stock repurchase program whereby we may purchase from time to time up to 1,000,000 shares of our common stock. We are not obligated to make such purchases and intend to do so only if market conditions warrant and if management determines that such purchase will not adversely affect our ability to conduct our business. We expect to finance repurchases of our common stock, if any, from a combination of cash on hand, cash provided by operating activities and proceeds from the Credit Agreement.

We regularly evaluate opportunities to expand our business through the acquisition of other companies, businesses or product lines. If we were to make any such acquisitions, we believe they could generally be financed with a combination of cash on hand and proceeds from the Credit Agreement. However, should these sources of financing not be adequate, we may seek other sources of capital in order to fund the acquisitions. These additional sources of capital include additional bank credit agreements or the issuance of debt or equity securities.

We have determined that the undistributed earnings of our foreign subsidiaries, other than our branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as our revolving credit agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of January 31, 2015 we estimate that these undistributed earnings amount to approximately $61.0 million and that the distribution of these earnings would result in additional taxes of approximately $9.0 million. As of January 31, 2015, we had deposits in foreign banks equal to approximately $3.7 million. Approximately $1.7 million of these deposits can be distributed to the United States to repay inter-company indebtedness and therefore do not result in any of the adverse tax consequences discussed above.

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

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. As of January 31, 2015, the average age of our accounts receivable was approximately 92 days. Based on our view of general industry conditions and the specific customer factors discussed above, in fiscal 2015 we provided an allowance for doubtful accounts of approximately $2.9 million.

Long-Lived Assets

We carry our lease pool of equipment and other property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to 10 years. Geophones and batteries are depreciated over three years and recording channels over five to seven years. Buildings are depreciated over 30 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of the useful life and the life of the lease. Intangible assets are amortized from three to 15 years.

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

We carry our amortizable intangible assets at cost, net of accumulated amortization. Amortization is computed on a straight-line method over the estimated life of the asset. Currently, patents are amortized over 8 to 9-year period, proprietary rights are amortized over a 10 to 15-year period, customer relationships are amortized over an 8-year period, and covenants-not-to-compete are amortized over a three-year period. The basis for the proprietary rights and customer relationships lives are generally based upon the results of valuation reports commissioned from third parties. Patents are amortized over their remaining term. Covenants-not-to-compete are amortized over the term of the contract.

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

If there is an indication of possible impairment, we test the asset, or group of assets, for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows to be generated by the assets or group of assets to their carrying value. As of January 31, 2015, we determined that, despite the recent decline in the overall business environment, there was no indication of potential impairment of our long-lived assets, including our lease pool of equipment and intangible assets that are subject to amortization. See Item 1A – “Risk Factors.”

Goodwill

All of our goodwill relates to our Seamap segment and we have determined that our Seamap segment is the reporting unit for purposes of impairment testing.

In the fourth quarter of fiscal 2012, we elected to adopt ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment. ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill. Accordingly, as of January 31, 2015, we assessed various qualitative factors to determine if it were more likely than not that fair value of the reporting unit is less than its carrying value, including goodwill. Among the qualitative factors we considered were the following:

•	Macroeconomic conditions in the energy industry have generally declined over the past 12 months;

•	World oil prices have declined significantly recently; however, foreign prices have not declined as much as those in the United States;

•	World oil prices have historically been volatile and are expected to recover in the future;

•	Although there has been general contraction within the industry, many of Seamap’s customers continue to invest in new technology and new vessels;

•

While its financial results did decline in fiscal 2015 as compared to fiscal 2014 and fiscal 2013, Seamap continued to be profitable. Financial results in fiscal 2015 were significantly above those years in which the goodwill and other intangibles were acquired;

•	There have been no material events specific to the Seamap segment, such as the loss of a major customer, change in management or litigation;

•	There has been no material change in the composition or value of the Seamap segment’s assets or of its product lines; and

•	The segment has not experienced a material increase in cost for raw materials, labor or other items utilized in the business.

Based on the above factors we concluded that, as of January 31, 2015, there was no impairment of goodwill.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We have assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets, including tax loss carryovers and tax credit carryforwards, will be recovered from future taxable income. The analysis was performed on a jurisdiction by jurisdiction basis.

The weight we give to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of the expiration of deferred tax assets without realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

In determining the valuation allowance, we considered the following positive indicators:

•	our history of taxable income in certain jurisdictions, particularly our cumulative history of taxable income in the United States;

•	the cyclical nature of the energy industry in general and the seismic industry in particular;

•	specific tax planning strategies that will produce additional taxable income;

•

the carryover periods for certain tax benefits; we noted in particular that the loss carryover period in the United States is 20 years and the carryover period for tax credit carryforwards is 10 years;

•	no tax benefits are expected to expire prior to 2025;

•	we do not have a history of tax benefits expiring without being utilized;

•	our anticipated positive income in various jurisdictions, including the United States; and

•	our existing customer relationships.

We also considered the following negative indicators:

•	our recent losses within certain jurisdictions, including the United States and the United Kingdom;

•	the recent decline in worldwide oil prices;

•	the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.

Based on our evaluation of the evidence, as of January 31, 2015 we provided a valuation allowance against deferred tax assets in the United Kingdom and in other jurisdictions totaling approximately $1.4 million. As of January 31, 2014, we did not provide a valuation allowance against our deferred tax assets.

As of January 31, 2015 we have deferred tax assets, net of valuation allowances, of approximately $11.3 million, including approximately $11.2 million related to the United States. We have not provided a valuation allowance against any deferred tax assets in the United States, based on the analysis described above. Included in those deferred tax assets are approximately $2.8 million related to stock based compensation, including non-qualified stock options. Recent prices for our common stock are below the exercise price for a significant number of these stock options. Should the price of our common stock remain at these depressed levels, these stock options will expire without exercise and we will eliminate the associated deferred tax asset. In accordance with the provisions of ASC 718-740-10, we have not provided a valuation allowance related to this deferred tax asset. The elimination of this deferred tax asset would result in a decrease in additional paid-in capital of approximately $2.6 million and an increase in income tax expense of approximately $200,000.

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

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2015, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $2.4 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $240,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 67% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2015, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized a decrease of approximately $6.6 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Euro and the Australian dollar. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Other Income and Expense.”

Interest Rate Risk

As of January 31, 2015, there was approximately $26 million outstanding under our credit agreements. These agreements contain a floating interest rate based on the Eurodollar rate or the prime rate. Our average borrowing rate was 2.93% as of January 31, 2015. Assuming the outstanding balance remains unchanged, a change of 100 basis points in this rate would result in an increase in annual interest expense of approximately $260,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement, we do not believe such arrangements to be cost effective.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2015 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2015, our internal control over financial reporting was effective based on those criteria.

Hein & Associates LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which appears on page F-3 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2015.

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics represents the code of ethics applicable to our principal executive officers, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website, http://www.mitchamindustries.com, and a copy will be mailed without charge, upon written request, to Mitcham Industries, Inc., P.O. Box 1175, Huntsville, Texas, 77342-1175, Attention: Robert P. Capps. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website, at http://www.mitchamindustries.com promptly following the date of the amendment or waiver.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2015.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of April 2015.

MITCHAM INDUSTRIES, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
Interim Co-Chief Operating Officer,
Executive Vice President-Finance,
Chief Financial Officer and Director
(Co-Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ GUY MALDEN Guy Malden	Interim Co-Chief Operating Officer, Executive Vice President-Marine Systems (Co-Principal Executive Officer)	April 8, 2015

/s/ ROBERT P. CAPPS Robert P. Capps

Interim Co-Chief Operating Officer,

Executive Vice President – Finance,

Chief Financial Officer and Director

(Co-Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

April 8, 2015

/s/ BILLY F. MITCHAM, JR. Billy F. Mitcham, Jr.	Chief Executive Officer, President and Director	April 8, 2015

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 8, 2015

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 8, 2015

/s/ JOHN F. SCHWALBE John F. Schwalbe	Director	April 8, 2015

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 8, 2015

REPORT OF INDEPENDENT REGISTER ED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated April 8, 2015 expressed an unqualified opinion on the effectiveness of Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting.

Hein & Associates LLP

Houston, Texas

April 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

We have audited Mitcham Industries, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Mitcham Industries, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitcham Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries as of January 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive (loss) income and changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015, and our report dated April 8, 2015 expressed an unqualified opinion.

Hein & Associates LLP

Houston, Texas

April 8, 2015

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,175	$15,162
Restricted cash	184	81
Accounts receivable, net of allowance for doubtful accounts of $6,339 and $3,833 at January 31, 2015 and 2014, respectively	23,693	29,514
Contracts and notes receivable	3,639	1,005
Inventories, net	11,451	8,338
Prepaid income taxes	1,018	2,177
Deferred tax asset	2,427	1,968
Prepaid expenses and other current assets	6,562	3,915

Total current assets	54,149	62,160
Seismic equipment lease pool and property and equipment, net	100,087	129,573
Intangible assets, net	10,831	3,201
Goodwill	5,594	4,320
Deferred tax asset	8,922	6,133
Other assets	28	32

Total assets	$179,611	$205,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,399	$10,745
Current maturities—long-term debt	3,218	75
Deferred revenue	710	35
Accrued expenses and other current liabilities	3,673	1,583

Total current liabilities	10,000	12,438
Non-current income taxes payable	—	408
Long-term debt, net of current maturities	23,137	22,125

Total liabilities	33,137	34,971
Commitments and contingencies (Note 12, 16 and 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 14,012 and 13,907 shares issued at January 31, 2015 and January 31, 2014, respectively	140	139
Additional paid-in capital	119,787	118,156
Treasury stock, at cost (1,928 and 1,075 shares at January 31, 2015 and 2014, respectively)	(16,851)	(7,075)
Retained earnings	51,924	61,116
Accumulated other comprehensive loss	(8,526)	(1,888)

Total shareholders’ equity	146,474	170,448

Total liabilities and shareholders’ equity	$179,611	$205,419

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2015	2014	2013
Revenues:
Equipment leasing	$48,312	$46,756	$54,592
Lease pool equipment sales	3,158	6,851	11,412
Seamap equipment sales	23,316	25,086	31,169
Other equipment sales	8,360	13,415	7,512

Total revenues	83,146	92,108	104,685

Cost of sales:
Direct costs—equipment leasing	6,689	5,517	7,963
Direct costs—lease pool depreciation	34,399	29,412	33,405
Cost of lease pool equipment sales	1,097	2,295	6,043
Cost of Seamap and other equipment sales	17,707	22,869	19,861

Total cost of sales	59,892	60,093	67,272

Gross profit	23,254	32,015	37,413

Operating expenses:
General and administrative	24,958	23,669	22,539
Provision for (recovery of) doubtful accounts	2,850	1,048	(428)
Depreciation and amortization	2,191	1,493	1,400

Total operating expenses	29,999	26,210	23,511

Operating (loss) income	(6,745)	5,805	13,902
Other income (expense):
Interest income	229	304	544
Interest expense	(902)	(314)	(533)
Other, net	(2,768)	231	(389)

Total other income (expense)	(3,441)	221	(378)

(Loss) income before income taxes	(10,186)	6,026	13,524
Benefit from (provision for) income taxes	994	(1,258)	3,527

Net (loss) income	$(9,192)	$4,768	$17,051

Net (loss) income per common share:
Basic	($0.74)	$0.37	$1.34

Diluted	($0.74)	$0.36	$1.29

Shares used in computing (loss) income per common share:
Basic	12,479	12,763	12,715

Diluted	12,479	13,177	13,242

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended January 31,
	2015	2014	2013
Net (loss) income	$(9,192)	$4,768	$17,051

Change in cumulative translation adjustment	(6,638)	(10,069)	977

Comprehensive (loss) income	$(15,830)	$(5,301)	$18,028

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Years Ended January 31, 2013, 2014 and 2015
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, January 31, 2012	13,556	$136	$113,654	$(4,857)	$39,297	$7,204	$155,434
Net income	—	—	—	—	17,051	—	17,051
Foreign currency translation	—	—	—	—	—	977	977
Issuance of common stock upon exercise of options	158	2	330	—	—	—	332
Restricted stock issued	49	—	516	—	—	—	516
Restricted stock forfeited for taxes	—	—	—	(3)	—	—	(3)
Tax expense from exercise of stock options and vesting of restricted stock	—	—	420	—	—	—	420
Stock-based compensation	—	—	1,586	—	—	—	1,586

Balances, January 31, 2013	13,763	138	116,506	(4,860)	56,348	8,181	176,313
Net income	—	—	—	—	4,768	—	4,768
Foreign currency translation	—	—	—	—	—	(10,069)	(10,069)
Issuance of common stock upon exercise of options	91	1	512	—	—	—	513
Restricted stock issued	53	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	(15)	—	—	(15)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	(5)	—	—	—	(5)
Purchase of common stock	—	—	—	(2,200)	—		(2,200)
Stock-based compensation	—	—	1,143	—	—	—	1,143

Balances, January 31, 2014	13,907	139	118,156	(7,075)	61,116	(1,888)	170,448
Net loss	—	—	—	—	(9,192)	—	(9,192)
Foreign currency translation	—	—	—	—	—	(6,638)	(6,638)
Issuance of common stock upon exercise of options	65	1	333	—	—	—	334
Restricted stock issued	40	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	(14)	—	—	(14)
Purchase of common stock	—	—	—	(9,762)	—	—	(9,762)
Stock-based compensation	—	—	1,298	—	—	—	1,298

Balances, January 31, 2015	14,012	$140	$119,787	$(16,851)	$51,924	$(8,526)	$146,474

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(9,192)	$4,768	$17,051
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,986	31,037	34,939
Stock-based compensation	1,298	1,143	1,586
Provision for (recovery of) doubtful accounts, net of charge offs	2,835	1,048	(636)
Provision for inventory obsolescence	8	(60)	163
Gross profit from sale of lease pool equipment	(2,061)	(4,556)	(5,369)
Excess tax benefit (expense) from exercise of non-qualified stock options and restricted shares	—	5	(420)
Deferred tax benefit	(3,237)	(2,204)	(4,450)
Changes in non-current income taxes payable	—	32	(5,059)
Foreign exchange losses net of gains	3,258	—	—
Changes in:
Trade accounts and contracts receivable	605	(9,142)	13,331
Inventories	(279)	(2,836)	718
Income taxes receivable and payable	1,701	3,215	(6,718)
Prepaid foreign income tax	—	—	3,519
Accounts payable, accrued expenses and other current liabilities	(2,303)	100	(4,091)
Prepaids and other current assets, net	(4,414)	(1,335)	(307)

Net cash provided by operating activities	25,205	21,215	44,257

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(19,449)	(43,509)	(44,694)
Acquisition of business	(14,500)	—	—
Purchases of property and equipment	(451)	(549)	(965)
Sales of used lease pool equipment	3,158	6,851	11,412
Payment for earn-out provision	—	—	(450)

Net cash used in investing activities	(31,242)	(37,207)	(34,697)

Cash flows from financing activities:
Net (payments on) proceeds from revolving line of credit	(5,000)	18,000	(8,550)
Proceeds from equipment notes	—	—	147
Payments on borrowings	(893)	(136)	(1,532)
Proceeds from term loan	10,000	—	—
Net (purchases of) proceeds from short-term investment	(99)	652	(689)
Proceeds from issuance of common stock upon exercise of options	320	498	329
Purchase of treasury stock	(9,762)	(2,200)	—
Excess tax benefit from exercise of non-qualified stock options	—	(5)	420

Net cash (used in) provided by financing activities	(5,434)	16,809	(9,875)
Effect of changes in foreign exchange rates on cash and cash equivalents	1,484	(805)	178

Net (decrease) increase in cash and cash equivalents	(9,987)	12	(137)
Cash and cash equivalents, beginning of year	15,162	15,150	15,287

Cash and cash equivalents, end of year	$5,175	$15,162	$15,150

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

Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2015 and 2014 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Allowance for doubtful accounts—Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and contracts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected, based on the age of the receivable, payment history of the customer, general industry conditions, general financial condition of the customer and any financial or operational leverage the Company may have in a particular situation. Amounts are written-off when collection is deemed unlikely. Past due amounts are determined based on contractual terms. The Company generally does not charge interest on past due accounts.

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

Intangible Assets—Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method over the estimated life of the asset. Covenants-not-to-compete are amortized over a three-year period. Proprietary rights are amortized over a 10 to 15-year period. Customer relationships are amortized over an 8-year period. Patents are amortized over an 8 to 9-year period.

Impairment—The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on goodwill on an annual basis. No impairment charges related to long-lived assets or goodwill were recorded during the fiscal years ended January 31, 2015, 2014 or 2013.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2015, 2014 and 2013, warranty expense was not material.

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

The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion of, or all of, the deferred tax asset. The more significant types of evidence considered include the following:

•	taxable income projections in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of the expiration of deferred tax assets without realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments—The Company’s financial instruments consist of trade receivables, contracts receivable, accounts payable and amounts outstanding under our credit facilities. Due to the short maturities of these financial instruments, the Company believes that their fair value approximates their carrying amounts.

Foreign Currency Translation—All balance sheet accounts of the Canadian, Australian, certain Singaporean, United Kingdom and Russian subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.

Change in Functional Currency—As of February 1, 2014, MML, MEL, Mitcham Holdings, Ltd. (“MHL”) and our branch operations in Colombia changed their functional currencies to the U.S. dollar due to changes in the economic environment for these entities. Had these changes not been made, other income would have been approximately $2,031,000 more than as reported for the year ended January 31, 2015.

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

Earnings Per Share—Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2015, 2014 and 2013, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Stock options	223	389	505
Restricted stock	26	25	22

Total dilutive shares	249	414	527

Anti-dilutive weighted average shares of potential common stock of 501,000 and, 296,000 for the fiscal years ended January 31, 2014 and 2013, respectively, have been excluded from the effect of dilutive shares. For fiscal year ended January 31, 2015, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

2. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. ASU 2013-11 was effective in the fiscal year ended January 31, 2015. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

3. Acquisition

In May 2014, the Company’s wholly-owned subsidiary, Seamap Pte Ltd (“Seamap Singapore”), purchased two product lines from ION Geophysical Corporation (“ION”) for $14.5 million in cash and a credit of $2.0 million against future sales or rentals. These product lines consist of the Digishot® energy source controller and the Sleeve Gun energy sources, collectively the “ION Source Products”. The Company made this acquisition to expand the product offerings available to customers, gain access to additional technology and expand the markets in which it operates. The Company accounted for this transaction as a business combination and these operations are included in the Seamap segment. Based on an independent valuation study, the fair value of the consideration was determined to be approximately $15.6 million and was allocated as follows: $10.0 million to amortizable intangible assets (including customer relationships of $5.1 million, property rights of $2.9 million and patents of $2.0 million), $3.6 million to inventory, $1.4 million to goodwill and $600,000 to furniture and fixtures. The goodwill is not deductible for tax purposes. Pro forma results of operations have not been presented as the business combination was not significant.

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended January 31,
	2015	2014	2013
Interest paid	$860	$342	$533
Income taxes paid, net	268	215	9,177
Seismic equipment purchases included in accounts payable at year-end	72	7,707	4,268
Stock issued for accrued compensation	—	—	516

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2015	2014
Raw materials	$6,718	$4,599
Finished goods	4,466	4,159
Work in progress	1,017	612

Cost of inventories	12,201	9,370
Less allowance for obsolescence	(750)	(1,032)

Net inventories	$11,451	$8,338

In May of 2014, the Company acquired $3.6 million of inventory in connection with the purchase of two product lines from ION. See Note 3 to our consolidated financial statements.

6. Contracts and Notes Receivable

Contracts and notes receivable consisted of $3.6 million, due from three customers as of January 31, 2015 and $1.0 million due from three customers as of January 31, 2014. The balance of contracts receivable at January 31, 2015 and 2014 consisted of contracts bearing interest at an average of approximately 1.9% and 8.5% respectively and with remaining repayment terms from one to ten months and two to eight months, respectively. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

7. Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2015	2014
Recording channels	$137,627	$148,004
Other peripheral equipment	105,584	113,640

Cost of seismic equipment lease pool	243,211	261,644

Land and buildings	366	366
Furniture and fixtures	9,399	8,904
Autos and trucks	722	770

Cost of property and equipment	10,487	10,040

Cost of seismic equipment lease pool and property and equipment	253,698	271,684
Less accumulated depreciation	(153,611)	(142,111)

Net book value of seismic equipment lease pool and property and equipment	$100,087	$129,573

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Location of seismic equipment lease pool and property and equipment (in thousands):

	As of January 31,
	2015	2014
United States	$43,541	$42,087
Canada	22,451	35,931
Latin America	7,519	18,128
Australia	4,600	7,198
Russia	2,698	2,134
Singapore	6,627	6,451
United Kingdom	125	218
Europe	12,526	17,426

Net book value of seismic equipment lease pool and property and equipment	$100,087	$129,573

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/15	January 31, 2015			January 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$5,594			$4,320

Proprietary rights	7.8	$6,121	$(2,240)	3,881	$3,577	$(1,900)	1,677
Customer relationships	5.8	6,613	(1,583)	5,030	2,159	(1,057)	1,102
Patents	6.6	2,243	(505)	1,738	650	(318)	332
Trade name	6.8	284	(102)	182	177	(87)	90

Amortizable intangible assets		$15,261	$(4,430)	$10,831	$6,563	$(3,362)	$3,201

Aggregate amortization expense was $1,420,000, $660,000 and $673,000 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. As of January 31, 2015, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2016	$1,687
2017	1,646
2018	1,626
2019	1,327
2020	1,300
Thereafter	3,245

Total	$10,831

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

9. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	As of January 31,
	2015	2014
Revolving line of credit	$17,000	$22,000
Term credit facility	9,200	—
Other equipment notes	155	200

	26,355	22,200
Less current portion	(3,218)	(75)

Long-term debt	$23,137	$22,125

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of January 31, 2015, the base rate margin was 175 basis points and the Eurodollar margin was 275 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the fiscal year ended January 31, 2015.

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

On August 22, 2014, Seamap Singapore, entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC-Singapore”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The term loan portion of the Seamap Credit Facility provides for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap Singapore may borrow up to $3.0 million for a period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.00%. Borrowings under this arrangement are secured by essentially all of the assets of Seamap Pte Ltd. and the Company’s guarantee.

The Seamap Credit Facility contains financial covenants that require Seamap Singapore to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of debt to EBITDA of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of and for the fiscal year ended January 31, 2015.

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

The Company’s average borrowings under the Credit Agreement, the predecessor revolving credit facility and the Seamap Credit Facility for the fiscal year ended January 31, 2015 and 2014 were approximately $26.3 million and $5.0 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

10. Shareholders’ Equity

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the year ended January 31, 2015, the Company repurchased 852,100 shares of its common stock at an average price of approximately $11.41 per share. During the year ended January 31, 2014, the Company repurchased 147,900 shares of its common stock at an average price of approximately $14.82 per share. These shares are reflected as treasury stock in the accompanying financial statements.

In January 2015, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2015. The Company expects that it will continue to purchase its shares from time to time in the open market or in privately negotiated purchase transactions as market and financial conditions warrant.

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2015 and 2014. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 14,012,000 and 13,907,000 are issued as of January 31, 2015 and 2014, respectively.

During the fiscal years ended January 31, 2015, 2014 and 2013, approximately 1,020, 994 and 290 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $13.49, $14.99 and $12.60, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

11. Income Taxes

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$(6,766)	$(4,323)	$(2,824)
Foreign	(3,420)	10,349	16,348

Total	$(10,186)	$6,026	$13,524

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$387	$802	$(2,306)
Foreign	1,687	2,660	3,229

	2,074	3,462	923

Deferred:
Domestic	(4,230)	(3,039)	(4,757)
Foreign	1,162	835	307

	(3,068)	(2,204)	(4,450)

Income tax expense (benefit)	$(994)	$1,258	$(3,527)

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Federal income tax (benefit) expense at 34%	$(3,463)	$2,049	$4,598
Changes in tax rates	—	22	23
Permanent differences	(224)	132	(741)
Foreign effective tax rate differential	540	(1,884)	(3,092)
Potential tax, penalties and interest resulting from uncertain tax positions	(172)	32	(5,059)
Foreign withholding taxes	920	642	—
Valuation allowance on deferred tax assets	1,379	—	—
Other	26	265	744

	$(994)	$1,258	$(3,527)

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating losses	$4,053	$2,592
Tax credit carry forwards	4,472	3,470
Stock option book expense	2,837	2,689
Allowance for doubtful accounts	1,798	1,704
Allowance for inventory obsolescence	68	94
Accruals not yet deductible for tax purposes	421	620
Other	620	679

Gross deferred tax assets	14,269	11,848
Valuation allowance	(1,379)	—

Deferred tax assets	12,890	11,848
Deferred tax liabilities:
Fixed assets	(636)	(2,172)
Intangible assets	(390)	(435)
Foreign branch taxes	(274)	(1,140)
Other	(4)	—

Deferred tax liabilities	(1,304)	(3,747)
Unrecognized tax benefits	(237)	—

Total deferred tax assets, net	$11,349	$8,101

The Company has determined that the undistributed earnings of foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries and other investments. Accordingly, no deferred tax liability has been recognized related to these undistributed earnings. As of January 31, 2015, the unrecognized deferred tax liability related to these items amounts to approximately $8.5 million.

Included in deferred tax assets is approximately $2.8 million related to stock based compensation, including non-qualified stock options. Recent prices for the Company’s common stock are below the exercise price for a significant number of these stock options. Should the price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, no valuation allowance has been provided based on the decline in stock price. The reversal of this deferred tax asset would result in a decrease in additional paid-in capital of approximately $2.6 million and in increase in income tax expense of approximately $200,000.

In the fiscal year ended January 31, 2015, the tax deduction related to stock-based compensation awards exceeded the cumulative book expense related to these awards. The associated tax benefit, which amounted to approximately $123,000, will be recognized as additional paid-in capital upon the realization of this benefit. In the fiscal year ended January 31, 2014, the cumulative book expense related to stock-based compensation awards exceeded the tax deduction related to these awards. Accordingly, the deferred tax asset related to these awards was reduced by the tax effect of approximately $5,000, which reduced paid-in capital. In the fiscal year ended January 31, 2013, the tax deduction related to stock-based compensation awards exceeded the cumulative book

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

expense related to these awards. The realized associated excess tax benefit, amounting to approximately $420,000, was recognized as additional paid-in capital in the fiscal year ended January 31, 2013.

At January 31, 2015, the Company had foreign withholding tax credit carry forwards of approximately $4.5 million, which amounts can be carried forward through at least 2025.

In July 2012, the Company reached a settlement with the Canadian Revenue Agency (“CRA”) and the Internal Revenue Service (“IRS”) regarding its request for competent authority assistance for matters arising from an audit of the Company’s Canadian income tax returns for the fiscal years ended January 31, 2004, 2005 and 2006. The issues involved related to intercompany repair charges, management fees and the deductibility of depreciation charges and whether those deductions should be taken in Canada or in the United States. Pursuant to the settlement agreement, adjustments have been made to the Company’s Canadian and United States income tax returns for the fiscal years ended January 31, 2004 through January 31, 2012. These changes resulted in a net reduction to consolidated income tax expense of approximately $141,000, which is reflected in the Company’s benefit from income taxes for the fiscal year ended January 31, 2013.

As a result of the settlement, in the fiscal year ended January 31, 2013, the Company recognized the benefit of certain tax positions amounting to approximately $3.3 million and reversed previous estimates of potential penalties and interest amounting to approximately $1.9 million.

As of January 31, 2015 and 2014, the Company had unrecognized tax benefits amounting to approximately $237,000 and $408,000, respectively, attributable to uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of approximately $145,000 and $154,000 as of January 31, 2015 and January 31, 2014, respectively. Included in income tax expense for the fiscal years ended January 31, 2015 and 2014 are benefits related to a reduction in estimated potential penalties and interest of approximately $10,000 and $222,000, respectively, and for the year ended January 31, 2013 an expense of $93,000. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefits as beginning of year	$254	$—	$(3,300)
Increases (decreases) as a result of tax positions taken in prior years	—	254	—
Increases as a result of tax positions taken in current year	—	—	—
Settlements	(162)	—	3,300
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits as of end of year	$92	$254	$—

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2012 through 2015. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2010 through 2015. The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2011 through 2015. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2010 through January 31, 2015.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

12. Commitments and Contingencies

Purchase Obligations—At January 31, 2015, the Company had approximately $4.8 million in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2015.

Customs and Performance Guarantees—As of January 31, 2015, the Company had provided customs and performance guarantees totaling approximately $2.2 million. These were secured by letters of credit totaling $380,000 and bank guarantees totaling approximately $118,000.

13. Stock Option Plans

At January 31, 2015, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2015, 2014 and 2013 was approximately $1.3 million, $1.1 million and $1.6 million, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2015, 2014 and 2013 was $6.23, $14.63 and $8.10, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2015	2014	2013
Risk free interest rate	1.63%	0.83%	0.58 - 0.78%
Expected life	4.70 - 6.70 yrs	5.62 yrs	3.28 - 6.60 yrs
Expected volatility	47%	60%	59 - 60%
Expected dividend yield	0.0%	0.0%	0.0%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing in-flows and operating out-flows. The Company had an excess tax benefit of approximately $5,000 during the fiscal year ended January 31, 2014. The Company had excess tax expenses of approximately $420,000 during the fiscal year ended January 31, 2013.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2015, there were approximately 766,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2014	1,436	$12.04	4.74	$5,630
Granted	110	13.89
Exercised	(65)	5.16
Forfeited	—	—
Expired	(75)	5.51

Outstanding, January 31, 2015	1,406	$12.85	4.32	$200

Exercisable at January 31, 2015	1,225	$12.66	3.69	$200
Vested and expected to vest at January 31, 2015	1,399	$12.85	4.33	$200

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2015. This amount changes based upon the market value of the Company’s common stock. Total intrinsic value of options exercised for the fiscal years ended January 31, 2015 and 2014 was $509,000 and $1,053,000, respectively. The fair value of options that vested during the fiscal years ended January 31, 2015, 2014 and 2013 was approximately $1,245,000, $601,000 and $1,268,000, respectively. For the fiscal year ended January 31, 2015, approximately 110,000 options vested.

As of January 31, 2015, there was approximately $601,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.1 years.

During the fiscal year ended January 31, 2015, $320,000 was received from the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Restricted stock as of January 31, 2015 and changes during the fiscal year ended January 31, 2015 were as follows:

	Year Ended January 31, 2015
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	66	15.89
Granted	39	13.89
Vested	(39)	16.73
Canceled	—	—

Unvested, end of period	66	14.19

As of January 31, 2015, there was approximately $449,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 1.1 years.

14. Segment Reporting

The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Singapore; Brisbane, Australia; Ufa, and Bashkortostan, Russia.

The Seamap segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK and Singapore with a sales office in Huntsville, Texas.

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2015			As of January 31, 2014			As of January 31, 2013
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Fixed assets, net	$98,964	$1,123	$100,087	$128,847	$726	$129,573	$118,801	$807	$119,608
Intangible assets, net	1,006	9,825	10,831	1,529	1,672	3,201	2,111	1,878	3,989
Goodwill	—	5,594	5,594	—	4,320	4,320	—	4,320	4,320
Total Assets	148,985	30,982	179,611	183,911	21,814	205,419	171,971	18,578	190,407

	Years Ended January 31,
	2015			2014			2013
	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated	Equipment Leasing	Seamap	Consolidated
Revenues	$59,830	$23,805	$83,146	$67,022	$25,252	$92,108	$73,516	$32,210	$104,685
Interest income (expense), net	(549)	(124)	(673)	(12)	2	(10)	11	—	11
Income before taxes	(12,373)	2,271	(10,186)	1,087	4,720	6,026	2,865	10,835	13,524
Capital expenditures	15,874	18,526	34,400	43,663	395	44,058	45,181	478	45,659
Depreciation and amortization expense	35,472	1,514	36,986	30,353	684	31,037	34,320	619	34,939

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Approximately $489,000, $166,000 and $1,041,000 related to sales from Seamap to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Capital expenditures and fixed assets are reduced by approximately $192,000, $32,000 and $349,000 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

A reconciliation of income before taxes is as follows (in thousands):

	Years Ended January 31,
	2015	2014	2013
Equipment Leasing	$(12,373)	$1,087	$2,865
Seamap	2,271	4,720	10,835
Reconciling items:
Elimination of (profit) loss from inter-company sales	(84)	219	(176)

Consolidated income before taxes	$(10,186)	$6,026	$13,524

15. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2015	$25,732	$19,545	$22,906	$14,963
	2014	$27,291	$20,895	$20,275	$23,647

Gross profit:	2015	$11,243	$3,237	$7,007	$1,767
	2014	$14,597	$4,300	$4,953	$8,165

Income (loss) before income taxes:	2015	$4,846	$(4,023)	$(340)	$(10,669)
	2014	$7,919	$(966)	$(3,106)	$2,179

Incomes taxes (benefit):	2015	$1,109	$(676)	$57	$(1,484)
	2014	$1,612	$(273)	$(478)	$397

Net income (loss):	2015	$3,737	$(3,347)	$(397)	$(9,185)
	2014	$6,307	$(693)	$(2,628)	$1,782

Income per common share—basic:	2015	$0.29	$(0.26)	$(0.03)	$(0.76)
	2014	$0.49	$(0.05)	$(0.21)	$0.14

Income per common share—diluted:	2015	$0.29	$(0.26)	$(0.03)	$(0.76)
	2014	$0.48	$(0.05)	$(0.21)	$0.14

16. Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid, which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2015 and 2014 that are not reflected in the accompanying consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $1.4 million, $621,000 and $1.8 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom, Hungary, Colombia and Russia under operating leases. Office rental expense for the fiscal years ended January 31, 2015, 2014 and 2013 was approximately $1.4 million, $1.4 million and $1.5 million, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending:
2016	$1,263
2017	869
2018	721
2019	307
2020	127

17. Concentrations

Credit Risk—As of January 31, 2015 and 2014, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $11.3 million from three customers and $3.1 million from one customer, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $3.7 million at January 31, 2015 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

18. Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2015	2014	2013
Canada	$7,376	$13,113	$13,744
UK/Europe	17,427	23,456	27,174
Latin America	12,706	7,529	15,575
Asia/South Pacific	18,407	25,256	14,173
Eurasia	5,853	6,810	4,052
Other	8,822	4,258	6,599

Total	$70,591	$80,422	$81,317

During the fiscal year ended January 31, 2015, no individual customer exceeded 10% of total revenues. During each of the fiscal years ended 2014 and 2013, one customer exceeded 10% of total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated April 8, 2015, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of Mitcham Industries, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas

April 8, 2015

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C (1)	Col. C (2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2015	$3,833	2,834	(332	)(a)	4	(b)	$6,339
January 31, 2014	$3,374	1,048	(139	)(a)	(450	)(b)	$3,833
January 31, 2013	$4,391	(361)	20	(a)	(676	)(b)	$3,374
Allowance for obsolete equipment and inventory
January 31, 2015	$1,032	(60)	(151	)(a)	(71	)(c)	$750
January 31, 2014	$1,073	164	(15	)(a)	(190	)(c)	$1,032
January 31, 2013	$901	164	8	(a)	—	(c)	$1,073

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

4.6	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.7	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Employment Agreement, dated January 15, 1997, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-l, filed with the SEC on January 17, 1997.	333-19997	10.4

10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.13†*	Summary of Non-Employee Director Compensation

10.14	Equipment Purchase Agreement, dated November 6, 2012, between Sercel, S.A. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed with the SEC on December 5, 2012.	000-25142	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.15	Equipment Purchase Agreement, dated November 6, 2012, between Sercel, Inc. and Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed with the SEC on December 5, 2012.	000-25142	10.2

10.16	Loan Agreement dated August 31, 2012 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 4, 2012.	000-25142	10.1

10.17	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.1

10.18	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc. the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.2

10.19	First Amendment to Credit Agreement dated December 23, 2013 among Mitcham Industries, Inc., HSBC Bank USA, N.A., and the lenders party thereto	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on April 3, 2014.	000-25142	10.19

10.20	Second Amendment to Credit Agreement dated July 17, 2014 among Mitcham Industries, Inc., and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 4, 2014.	000-25142	10.1

10.21	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1

10.22	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of Mitcham Industries, Inc.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Guy Malden., Interim Co-Chief Operating Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Interim Co-Chief Operating Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Guy Malden., Interim Co-Chief Operating Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps, Interim Co-Chief Operating Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document