Form 10-Q
period 2015-04-30
MITCHAM INDUSTRIES INC
filed 2015-06-03
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,084,056 shares of common stock, $0.01 par value, were outstanding as of June 2, 2015.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,227	$5,175
Restricted cash	—	184
Accounts receivable, net	27,746	23,693
Contracts and notes receivable	3,201	3,639
Inventories, net	12,508	11,451
Prepaid income taxes	1,551	1,018
Deferred tax asset	2,265	2,427
Prepaid expenses and other current assets	3,360	6,562

Total current assets	56,858	54,149
Seismic equipment lease pool and property and equipment, net	95,769	100,087
Intangible assets, net	10,716	10,831
Goodwill	5,620	5,594
Deferred tax asset	9,326	8,922
Other assets	28	28

Total assets	$178,317	$179,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,676	$2,399
Current maturities – long-term debt	3,219	3,218
Deferred revenue	661	710
Accrued expenses and other current liabilities	4,151	3,673

Total current liabilities	11,707	10,000
Long-term debt, net of current maturities	17,356	23,137

Total liabilities	29,063	33,137
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,012 and 14,012 shares issued at April 30, 2015 and January 31, 2015, respectively	140	140
Additional paid-in capital	120,057	119,787
Treasury stock, at cost (1,928 and 1,928 shares at April 30, 2015 and January 31, 2015, respectively)	(16,851)	(16,851)
Retained earnings	51,687	51,924
Accumulated other comprehensive loss	(5,779)	(8,526)

Total shareholders’ equity	149,254	146,474

Total liabilities and shareholders’ equity	$178,317	$179,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2015	2014
Revenues:

Equipment leasing	$11,186	$16,161
Lease pool equipment sales	227	1,101
Seamap equipment sales	5,066	6,060
Other equipment sales	663	2,410

Total revenues	17,142	25,732

Cost of sales:
Direct costs - equipment leasing	1,367	1,226
Direct costs - lease pool depreciation	7,638	8,695
Cost of lease pool equipment sales	97	394
Cost of Seamap and other equipment sales	3,464	4,174

Total cost of sales	12,566	14,489

Gross profit	4,576	11,243

Operating expenses:
General and administrative	4,896	6,119
Depreciation and amortization	637	352

Total operating expenses	5,533	6,471

Operating (loss) income	(957)	4,772

Other (expenses) income:
Interest, net	(221)	(115)
Other, net	786	189

Total other income	565	74

(Loss) income before income taxes	(392)	4,846

Benefit (provision) for income taxes	155	(1,109)

Net (loss) income	$(237)	$3,737

Net (loss) income per common share:

Basic	$(0.02)	$0.29

Diluted	$(0.02)	$0.29

Shares used in computing net (loss) income per common share:

Basic	12,018	12,749

Diluted	12,018	13,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2015	2014

Net (loss) income	$(237)	$3,737

Change in cumulative translation adjustment	2,747	1,270

Comprehensive income	$2,510	$5,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(237)	$3,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,307	9,082
Stock-based compensation	281	399
Provision for inventory obsolescence	45	20
Gross profit from sale of lease pool equipment	(129)	(707)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(12)	—
Deferred tax benefit	(347)	(801)
Changes in working capital items:
Accounts receivable	(2,839)	404
Contracts and notes receivable	—	64
Inventories	(850)	175
Prepaid expenses and other current assets	3,277	1,343
Income taxes payable	(533)	378
Accounts payable, accrued expenses, other current liabilities and deferred revenue	253	(36)
Foreign exchange gains net of losses	(778)	—

Net cash provided by operating activities	6,438	14,058

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(73)	(9,129)
Purchases of property and equipment	(88)	(87)
Sale of used lease pool equipment	227	1,101

Net cash provided by (used in) investing activities	66	(8,115)

Cash flows from financing activities:
Net payments on revolving line of credit	(5,000)	(7,000)
Payments on term loan and other borrowings	(952)	(34)
Net proceeds from short-term investments	184	85
Proceeds from issuance of common stock upon exercise of options	—	36
Purchase of treasury stock	—	(2,173)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	12	—

Net cash used in financing activities	(5,756)	(9,086)

Effect of changes in foreign exchange rates on cash and cash equivalents	304	(338)

Net change in cash and cash equivalents	1,052	(3,481)

Cash and cash equivalents, beginning of period	5,175	15,162

Cash and cash equivalents, end of period	$6,227	$11,681

Supplemental cash flow information:

Interest paid	$228	$136
Income taxes paid	$796	$1,555
Purchases of seismic equipment held for lease in accounts payable at end of period	$1,331	$1,361

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

The condensed consolidated balance sheet as of January 31, 2015 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2015, the results of operations for the three months ended April 30, 2015 and 2014, and the cash flows for the three months ended April 30, 2015 and 2014, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2016.

3.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective during the fiscal year ended January 31, 2018. The Company does not believe the adoption will have a material effect on its financial statements.

4.	Restricted Cash

As of January 31, 2015, Seamap had pledged approximately $184,000 in short-term time deposits to secure performance obligations in connection with certain contracts. As of April 30, 2015, the amount of security had been released as the contractual obligations had been fulfilled.

As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	April 30, 2015	January 31, 2015
	(in thousands)
Accounts receivable:
Accounts receivable	$34,188	$30,032
Allowance for doubtful accounts	(6,442)	(6,339)

Total accounts receivable, net	$27,746	$23,693

Contracts and notes receivable consisted of $3.2 million, due from two customers as of April 30, 2015 and $3.6 million due from three customers as of January 31, 2015. Notes receivable of $2,370,000 at April 30, 2015 relate to promissory notes issued by a customer in settlement of a trade account receivable. The balance of contracts receivable at April 30, 2015 and January 31, 2015 consisted of contracts bearing interest at an average of approximately 2.2% and 1.9% respectively and with remaining repayment terms from one to ten months at April 30, 2015. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	April 30, 2015	January 31, 2015
	(in thousands)

Inventories:
Raw materials	$6,319	$6,718
Finished goods	5,754	4,466
Work in progress	1,252	1,017

	13,325	12,201
Less allowance for obsolescence	(817)	(750)

Total inventories, net	$12,508	$11,451

	April 30, 2015	January 31, 2015
	(in thousands)

Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$249,236	$243,211
Land and buildings	366	366
Furniture and fixtures	9,563	9,399
Autos and trucks	732	722

	259,897	253,698
Accumulated depreciation and amortization	(164,128)	(153,611)

Total seismic equipment lease pool and property and equipment, net	$95,769	$100,087

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 4/30/2015	April 30, 2015			January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)

Goodwill		$5,620			$5,594

Proprietary rights	7.7	$6,285	$(2,384)	$3,901	$6,121	$(2,240)	3,881
Customer relationships	5.6	6,805	(1,873)	4,932	6,613	(1,583)	5,030
Patents	6.4	2,306	(603)	1,703	2,243	(505)	1,738
Trade name	6.5	295	(115)	180	284	(102)	182

Amortizable intangible assets		$15,691	$(4,975)	$10,716	$15,261	$(4,430)	$10,831

As of April 30, 2015, the Company had goodwill of $5.6 million, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the three months ended April 30, 2015.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $423,000 and $160,000 for the three months ended April 30, 2015 and 2014, respectively. As of April 30, 2015, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2016	$1,332
2017	1,694
2018	1,673
2019	1,359
2020	1,331
2021 and thereafter	3,327

Total	$10,716

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Revolving line of credit	$12,000	$17,000
Term credit facility	8,400	9,200
Other equipment notes	175	155

	20,575	26,355
Less current portion	(3,219)	(3,218)

Long-term debt	$17,356	$23,137

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of April 30, 2015, the base rate margin was 175 basis points and the Eurodollar margin was 275 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the three months ended April 30, 2015.

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

The term loan portion of the Seamap Credit Facility provides for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap may borrow up to $3.0 million for a period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.00%. Borrowings under this arrangement are secured by essentially all of the assets of Seamap Pte Ltd. and the Company’s guarantee.

The Seamap Credit Facility contains financial covenants that require Seamap to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of EBITDA to debt of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of April 30, 2015.

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

The Company’s average borrowings under the Credit Agreement, the predecessor revolving credit facility and the Seamap Credit Facility for the three months ended April 30, 2015 and 2014 were approximately $24.4 million and $19.0 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

8.	Income Taxes

Prepaid taxes of approximately $1.6 million at April 30, 2015 consisted of approximately $1.5 million of foreign taxes and approximately $100,000 of domestic federal and state taxes. Prepaid income taxes of approximately $1.0 million at January 31, 2015 consisted of approximately $900,000 of foreign taxes and approximately $100,000 of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2012.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2010.

The provision for income taxes for the three months ended April 30, 2015 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Also, a valuation against the deferred tax assets of the Company for approximately $125,000 has been recorded for the three months ended April 30, 2015. This valuation is the result of net operating losses in the United Kingdom which are not expected to be utilized within the carryover period. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that earnings from certain foreign jurisdictions have been permanently reinvested outside of the United States.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2015	2014
	(in thousands)

Basic weighted average common shares outstanding	12,018	12,749

Stock options	50	316
Unvested restricted stock	33	37

Total weighted average common share equivalents	83	353

Diluted weighted average common shares outstanding	12,101	13,102

For the three months ended April 30, 2015, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

10.	Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock through December 31, 2014. These shares are reflected as treasury stock in the accompanying financial statements. As of January 31, 2015, the Company has purchased a total of 1.0 million shares under this program, representing the total amount of shares authorized for repurchase.

In the fourth quarter of our fiscal year ended January 31, 2015 (“fiscal 2015”), the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of our common stock. As of June 3, 2015, we had not purchased any shares pursuant to this additional authorization.

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2015 and 2014 was approximately $281,000 and $399,000, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2015	As of January 31, 2015
	Total Assets	Total Assets
	(in thousands)

Equipment Leasing	$146,151	$148,985
Seamap	32,489	30,982
Eliminations	(323)	(356)

Consolidated	$178,317	$179,611

Results for the three months ended April 30, 2015 and 2014 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2015	2014	2015	2014	2015	2014

Equipment Leasing	$12,076	$19,672	$(881)	$3,278	$(179)	$3,523
Seamap	5,115	6,197	(109)	1,500	(246)	1,329
Eliminations	(49)	(137)	33	(6)	33	(6)

Consolidated	$17,142	$25,732	$(957)	$4,772	$(392)	$4,846

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2015	2014
	(in thousands)
Revenues:
Equipment Leasing	$12,076	$19,672
Seamap	5,115	6,197
Inter-segment sales	(49)	(137)

Total revenues	17,142	25,732

Cost of sales:
Equipment Leasing	9,660	11,948
Seamap	2,988	2,672
Inter-segment costs	(82)	(131)

Total cost of sales	12,566	14,489

Gross profit	4,576	11,243
Operating expenses:
General and administrative	4,896	6,119
Depreciation and amortization	637	352

Total operating expenses	5,533	6,471

Operating (loss) income	$(957)	$4,772

EBITDA (1)	$8,136	$14,043
Adjusted EBITDA (1)	$7,658	$14,378

Reconciliation of Net (loss) income to EBITDA and Adjusted EBITDA
Net (loss) income	$(237)	$3,737
Interest expense, net	221	115
Depreciation and amortization	8,307	9,082
(Benefit) provision for income taxes	(155)	1,109

EBITDA (1)	8,136	14,043
Non-cash foreign exchange gains	(759)	(64)
Stock-based compensation	281	399

Adjusted EBITDA (1)	$7,658	$14,378

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$6,438	$14,058
Stock-based compensation	(281)	(399)
Changes in trade accounts, contracts and notes receivable	2,839	(468)
Interest paid	228	136
Taxes paid, net of refunds	796	1,555
Gross profit from sale of lease pool equipment	129	707
Changes in inventory	850	(175)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(253)	36
Changes in prepaid expenses and other current assets	(3,277)	(1,343)
Other	667	(64)

EBITDA (1)	$8,136	$14,043

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes non-cash foreign exchange gains and losses and stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the predecessor revolving credit facility, the Credit Agreement and the Seamap Credit Facility (as defined below) each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2015 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

In recent months there has been a dramatic decline in worldwide oil prices. In response to this, many oil and gas companies have reduced exploration budgets. This has in turn resulted in the cancellation or postponement of many seismic exploration projects which has had, and is expected to continue to have, a negative impact on our business. The downturn in seismic exploration activity has resulted in an excess of equipment within the industry, both land and marine. In response to this reduced activity and excess capacity, many seismic contractors are attempting to reduce costs, including, in the case of marine contractors, retiring older vessels. The industry has also experienced consolidation recently, particularly among land contractors. Vessel retirements and consolidation among contractors can have a short-term negative effect on the demand for our services and equipment. However, we believe such actions are beneficial to the industry in general and benefit us in the long-term.

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

North America, particularly Canada, appears to be most affected by the recent decline in activity. Industry sources estimate that approximately 15 land seismic crews operated in Canada during the 2014-2015 winter season, as compared to more than 40 crews during that period three years ago. This had a material negative effect on our revenues in the first quarter of fiscal 2016. While overall activity is expected to be reduced in North America in fiscal 2016, we are aware of certain significant projects that are planned. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

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

The general level of activity within the seismic industry in Russia has been relatively robust from our perspective recently. However, economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created difficulties and uncertainty. These factors have caused us to renegotiate certain contracts. These renegotiated contracts provide for lower pricing than did the original contracts, thereby negatively affecting our revenues. It is uncertain how these factors will impact our business in Russia and the Commonwealth of Independent States over the balance of fiscal 2016. However, we do expect normal seasonal variations in our revenues in Russia.

Our land leasing activity in Europe has increased over the past three years. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment.

We believe there are other areas of opportunity for our land leasing business, including the Middle East, North Africa, Asia, India and the Pacific Rim. We have been active in most of these regions in recent years; however, the level of activity has varied. Based on discussion with our customers and other industry participants, we understand there are significant projects planned in these areas in fiscal 2016. There can be no assurance, however, that those projects will proceed on schedule, or at all, or that we will have the opportunity to participate in any such projects.

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. We believe this excess of available equipment will continue through fiscal 2016. However, during the fourth quarter of fiscal 2015, we began to experience an increase in inquiries for the rental of certain marine equipment. While this is an encouraging development, it is unclear what effect this will have on our revenues from the rental of marine equipment over the balance of fiscal 2016.

Revenue from the rental of downhole seismic tools increased over the prior three fiscal years. However, recently we have seen a softening of demand for downhole seismic tools. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The market for products sold by Seamap is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand from Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015. For example, we expect to deliver digital source controllers to a new customer in China in the second quarter of fiscal 2016. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic industry. We have entered into engineering services agreements with one customer for the design of certain product features.

In June 2013, we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement, we manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels; however, current industry conditions will likely result in a delay in the complete deployment of the new products. The deployment will take place over a period of several years. We currently have orders for two PGS SouceLink systems to be installed on new build vessels. These orders are projected to be delivered in the third quarter of fiscal 2016 and the first quarter of fiscal 2017.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should remain at current depressed levels or decline from current levels, we could see further declines in the level of our business and our income from operations.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we reduced the additions to our lease pool in fiscal 2015 and expect to reduce additions further in fiscal 2016. During the first quarter of fiscal 2016, we added approximately $1.3 million of equipment to our lease pool, as compared to approximately $2.8 million in the first quarter of fiscal 2015. We expect additions to our lease pool for all of fiscal 2016 to total approximately $5.0 million. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended April 31, 2015 and 2014, revenues from international customers totaled approximately $12.5 million and $23.1 million, respectively. These amounts represent 73% and 90% of consolidated revenues in each of those respective periods. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three months ended April 30, 2015 and 2014 were approximately $17.1 million and $25.7 million, respectively. The decrease between the two periods was primarily due to lower equipment leasing revenues, lower Seamap sales and lower other equipment sales. For the three months ended April 30, 2015, we generated an operating loss of approximately $1.0 million, compared to operating income of approximately $4.8 million for the three months ended April 30, 2014. The decrease in operating profit in the three months ended April 30, 2015 as compared to the same period a year ago was due primarily to the lower revenues discussed above, partially offset by lower lease pool depreciation and lower general and administrative expenses. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended April 30,
	2015	2014
	($ in thousands)
Revenue:
Equipment leasing	$11,186	$16,161
Lease pool equipment sales	227	1,101
New seismic equipment sales	121	597
SAP equipment sales	542	1,813

	12,076	19,672

Cost of sales:
Direct costs-equipment leasing	1,367	1,226
Lease pool depreciation	7,671	8,692
Cost of lease pool equipment sales	97	394
Cost of new seismic equipment sales	94	263
Cost of SAP equipment sales	431	1,373

	9,660	11,948

Gross profit	$2,416	$7,724

Gross profit %	20%	39%

Equipment leasing revenues decreased approximately 31% in the first quarter of fiscal 2016 from the first quarter of fiscal 2015 due primarily to lower land leasing revenues in Canada and Latin America. These decreases were partially offset by higher land leasing revenues in the United States, Europe and the Pacific Rim. As discussed above, seismic exploration activity in Canada during the 2014-2015 winter season, which includes our first quarter of fiscal 2016, was dramatically lower than in previous years. Our land leasing revenues in the United States during the first quarter of fiscal 2016 benefited from a large project in Alaska. This project was substantially completed as of April 30, 2015.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended April 30, 2015 and 2014 was approximately $129,000 and $707,000, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. Heli-picker equipment sales are generally concentrated in the fourth quarter of our fiscal year. The gross profit from sales of new seismic equipment for the three months ended April 30, 2015 and 2014 was not material. SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the three months ended April 30, 2015, SAP generated gross profit of approximately $111,000 from these transactions as compared to approximately $440,000 for the three months ended April 30, 2014. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which often times are governmental agencies in the Pacific Rim. We expect sales of new hydrographic and oceanographic equipment for the balance of fiscal 2016 to be at a higher level than that of the first quarter of fiscal 2016.

Direct costs related to equipment leasing were approximately 12% and 8% of leasing revenues in the three months ended April 30, 2015 and 2014, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. The increase in the absolute amount of direct costs in the fiscal 2016 period reflects the cost to sub-lease certain equipment for specific projects. In recent periods we have, in some cases, sub-leased equipment from another supplier to address temporary equipment needs rather than purchase equipment.

For the three months ended April 30, 2015, lease pool depreciation decreased approximately 12% from the same period in the prior fiscal year. The decrease reflects our reduced purchases of lease pool equipment in recent periods and the effect of some equipment becoming fully depreciated.

Overall, our Equipment Leasing segment generated gross profit of approximately $2.4 million, 20% of segment revenues, in the first quarter of fiscal 2016, as compared to a gross profit of approximately $7.7 million, 39% of segment revenues, in the first quarter of fiscal 2015.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended April 30,
	2015	2014
	($ in thousands)
Equipment sales	$5,115	$6,197
Cost of equipment sales	2,988	2,672

Gross profit	$2,127	$3,525

Gross profit %	42%	57%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended April 30, 2015, we did not ship any digital source controller or RGPS positioning systems. However, in that period we did ship a significant order that had been delayed from the fourth quarter of fiscal 2015. This order included a number of items provided by third parties and accordingly carried a lower gross profit margin than our typical orders. In the three months ended April 30, 2014, we shipped one digital source controller system and one RGPS positioning system. Revenues during both periods included after-market sales, such as spare parts, repairs, support and training. Due to the general decline in marine seismic activity we have experienced a decline in demand for these after-market services. We believe it is likely that this softness in demand will continue throughout the balance of fiscal 2016.

The gross profit margin from the sale of Seamap equipment varies between the fiscal 2016 and fiscal 2015 periods primarily due to the effect of the lower margin order in the first quarter of fiscal 2016 discussed above.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2015 were approximately $4.9 million, compared to approximately $6.1 million for the three months ended April 30, 2014. Included in general and administrative expenses for the three months ended April 30, 2015 and 2014 is stock-based compensation expense of approximately $281,000 and $399,000, respectively. The reduction in these expenses reflects significantly lower provisions for incentive compensation and the effect of reduced headcount, as well as the effect of efforts to control such costs in general.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs increased to approximately $637,000 in the three months ended April 30, 2015, as compared to approximately $352,000 in the three months ended April 30, 2014. This increase relates primarily to the amortization of intangible assets related to the ION Source Products we acquired in May of 2014.

Other Income (Expense)

Net interest expense for the three months ended April 30, 2015 was approximately $221,000, as compared approximately $115,000 for the three months ended April 30, 2014. This reflects higher average interest rates and higher average borrowings including our term loan facility at Seamap and increased costs associated with the facility, including commitment fees and costs.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. In the three months ended April 30,

2015, we had net foreign exchange gains of approximately $759,000, compared to approximately $64,000 in the three months ended April 30, 2014. These net gains in the fiscal 2016 period resulted primarily from the recovery of the Russian ruble versus the U.S. dollar and offset comparable losses we incurred in the fourth quarter of fiscal 2015. Others of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations were not material in the first quarter of fiscal 2016 or in the first quarter of fiscal 2015.

Provision for Income Taxes

Our tax provision for the three months ended April 30, 2015 indicates an effective rate of approximately 40%. This is higher than the United States statutory rate due to the effect of foreign withholding taxes, a valuation allowance against certain deferred tax assets and is partially offset by lower tax rates in certain foreign jurisdictions. For the three months ended April 30, 2014, our tax provision indicates an effective rate of approximately 23%. This tax rate differs from the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions, partially offset by the effect of foreign withholding taxes.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our Credit Agreement and our Seamap Credit Facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$6,438	$14,058
Net cash provided by (used in) investing activities	66	(8,115)
Net cash used in financing activities	(5,756)	(9,086)
Effect of changes in foreign exchange rates on cash and cash equivalents	304	(338)

Net increase (decrease) in cash and cash equivalents	$1,052	(3,481)

As of April 30, 2015, we had working capital of approximately $45.2 million, including cash and cash equivalents of approximately $6.2 million, as compared to working capital of approximately $44.1 million, including cash and cash equivalents and restricted cash of approximately $5.4 million, at January 31, 2015. The increase in working capital resulted primarily from operating activities during the first three months of fiscal 2016.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $6.4 million in the first three months of fiscal 2016 as compared to approximately $14.1 million in the first three months in fiscal 2015. The decrease between the two periods resulted primarily from the change in net income between the periods. In the three months ended April 30, 2015, a significant amount of cash was provided related to decreases in prepaid expenses and other current assets. This relates to the recovery of value added taxes in certain foreign jurisdictions resulting from the importation of equipment.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended April 30, 2015 included purchases of seismic equipment held for lease totaling approximately $73,000, as compared to approximately $9.1 million in the three months ended April 30, 2014. There was approximately $1.3 million in accounts payable at April 30, 2015 related to lease pool purchases. At January 31, 2015, there was approximately $100,000 in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $1.3 million in the first three months of fiscal 2016, as compared to approximately $2.8 million in the first three months of fiscal 2015. We expect additions to our lease pool for all of fiscal 2016 to total approximately $5.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the first three months of fiscal 2016, proceeds from the sale of lease pool equipment totaled approximately $227,000 compared to approximately $1.1 million in the first three months of fiscal 2015. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $5.8 million in the first three months of fiscal 2016 compared to approximately $9.1 million in the first three months of fiscal 2015. Amounts in the fiscal 2016 period related primarily to the repayment of borrowings under the Credit Agreement and the Seamap Credit Facility. Amounts in the fiscal 2015 period related primarily to repayments of borrowings under the Credit Agreement and repurchases of our commons stock. In April 2013, our Board of Directors authorized a share repurchase program for up to 1.0 million shares of our common stock, under which 1.0 million shares were repurchased as of January 31, 2015, and in January 2015 authorized the purchase of an additional 1.0 million shares. We did not repurchase any stock under the more recent program in the three months ended April 30, 2015. In the three months ended April 30, 2014, we purchased 158,400 shares of our common stock at a total cost of approximately $2.2 million. We may make such additional purchases from time to time depending on market conditions, operating considerations, our liquidity position and other potential uses of capital.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery on new equipment, primarily by Seamap. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 30, 2015, we had provided stand-by letters of credit totaling approximately $1.3 million under the Credit Agreement and the Seamap Credit Facility, as defined below, related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of April 30 2015, the margins for Eurodollar loans and ABR loans are 2.75% and 1.75%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of April 30, 2015, the commitment fee rate is 0.375%.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of April 30, 2015:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended April 30, 2015
Leverage Ratio	Not more than 2.00 to 1.00	0.88 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	5.31 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	not applicable, Adjusted EBITDA - $23.9 million

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

As of June 2, 2015, borrowings of approximately $9.5 million and letters of credit totaling approximately $1.2 million were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $7.6 million and bankers guarantees totaling approximately $118,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility. We believe that as of April 30, 2015, the borrowing base is sufficient to provide for borrowings of up to $50.0 million. However, the financial covenants of the Credit Agreement provide that total debt, as defined, may not exceed 200% of Adjusted EBITDA for the trailing twelve-month period. For the twelve months ended April 30, 2015, Adjusted EBITDA was approximately $23.9 million, indicating total allowable debt of approximately $47.6 million, including amounts outstanding under the Seamap Credit Facility. Accordingly, amounts available to us under the Credit Agreement are limited to approximately $39.2 million as of April 30, 2015. The amount available under the Credit Agreement may change throughout the balance of fiscal 2016 based on the level of Adjusted EBITDA and amounts outstanding under the Seamap Credit Facility. We do not currently foresee the need to utilize the Credit Agreement to the maximum allowable amount.

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of April 30, 2015, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $5.1 million. Approximately $1.4 million may be distributed to the United States in repayment of inter-company obligations as of April 30, 2015 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2015, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $2.3 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $230,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 65% of our net assets as of April 30, 2015 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of April 30, 2015, there was $12.0 million outstanding under the Credit Agreement and $8.4 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $204,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2015, we repurchased no shares of our common stock pursuant to the publicly announced repurchase program. The repurchase program of up to 1,000,000 shares was announced on January 20, 2015 and expires on December 31, 2015. Shares would be purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18.

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

MITCHAM INDUSTRIES, INC.

Date: June 3, 2015	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

31.1†	Certification of Guy Malden, Interim Co-Chief Operating Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Interim Co-Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Guy Malden, Interim Co-Chief Operating Officer, and Robert P. Capps, Interim Co-Chief Operating Officer and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document