Form 10-Q
period 2015-07-31
MITCHAM INDUSTRIES INC
filed 2015-09-03
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,084,056 shares of common stock, $0.01 par value, were outstanding as of September 2, 2015.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,800	$5,175
Restricted cash	71	184
Accounts receivable, net	18,093	23,693
Contracts and notes receivable	3,201	3,639
Inventories, net	14,477	11,451
Prepaid income taxes	1,691	1,018
Deferred tax asset	2,453	2,427
Prepaid expenses and other current assets	2,787	6,562

Total current assets	45,573	54,149
Seismic equipment lease pool and property and equipment, net	86,542	100,087
Intangible assets, net	9,975	10,831
Goodwill	5,579	5,594
Deferred tax asset	12,014	8,922
Other assets	27	28

Total assets	$159,710	$179,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,761	$2,399
Current maturities – long-term debt	3,117	3,218
Deferred revenue	481	710
Accrued expenses and other current liabilities	4,004	3,673

Total current liabilities	9,363	10,000
Long-term debt, net of current maturities	11,157	23,137

Total liabilities	20,520	33,137
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,012 shares issued at July 31, 2015 and January 31, 2015	140	140
Additional paid-in capital	120,234	119,787
Treasury stock, at cost (1,928 shares at July 31, 2015 and January 31, 2015, respectively)	(16,851)	(16,851)
Retained earnings	45,839	51,924
Accumulated other comprehensive loss	(10,172)	(8,526)

Total shareholders’ equity	139,190	146,474

Total liabilities and shareholders’ equity	$159,710	$179,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Equipment leasing	$4,517	$8,226	$15,703	$24,387
Lease pool equipment sales	172	1,285	399	2,386
Seamap equipment sales	2,233	7,709	7,299	13,769
Other equipment sales	632	2,325	1,295	4,735

Total revenues	7,554	19,545	24,696	45,277

Cost of sales:
Direct costs - equipment leasing	1,052	1,131	2,419	2,357
Direct costs - lease pool depreciation	7,580	8,866	15,218	17,561
Cost of lease pool equipment sales	85	429	182	823
Cost of Seamap and other equipment sales	1,446	5,882	4,910	10,056

Total cost of sales	10,163	16,308	22,729	30,797

Gross (loss) profit	(2,609)	3,237	1,967	14,480

Operating expenses:
General and administrative	4,964	6,673	9,860	12,792
Provision for doubtful accounts	600	—	600	—
Depreciation and amortization	631	560	1,268	912

Total operating expenses	6,195	7,233	11,728	13,704

Operating (loss) income	(8,804)	(3,996)	(9,761)	776

Other income (expense):
Interest, net	(166)	(85)	(387)	(200)
Other, net	325	58	1,111	247

Total other income (expense)	159	(27)	724	47

(Loss) income before income taxes	(8,645)	(4,023)	(9,037)	823

Benefit (provision) for income taxes	2,797	676	2,952	(433)

Net (loss) income	$(5,848)	$(3,347)	$(6,085)	$390

Net (loss) income per common share:
Basic	$(0.49)	$(0.26)	$(0.51)	$0.03

Diluted	$(0.49)	$(0.26)	$(0.51)	$0.03

Shares used in computing net income per common share:
Basic	12,037	12,671	12,028	12,710

Diluted	12,037	12,671	12,028	13,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2015	2014	2015	2014
Net (loss) income	$(5,848)	$(3,347)	$(6,085)	$390

Change in cumulative translation adjustment	(4,393)	277	(1,646)	1,547

Comprehensive (loss) income	$(10,241)	$(3,070)	$(7,731)	$1,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,085)	$390
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,555	18,545
Stock-based compensation	519	696
Provision for inventory obsolescence	90	44
Provision for doubtful accounts, net of charge offs	600	—
Gross profit from sale of lease pool equipment	(216)	(1,563)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(72)	(123)
Deferred tax benefit	(3,301)	(2,009)
Changes in working capital items:
Accounts receivable	5,338	637
Contracts and notes receivable	—	122
Inventories	(3,349)	416
Prepaid expenses and other current assets	3,892	(2,239)
Income taxes payable	(640)	850
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(661)	3,384
Foreign exchange gains/losses	(1,020)	—

Net cash provided by operating activities	11,650	19,150

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,874)	(13,716)
Acquisition of business	—	(14,500)
Purchases of property and equipment	(171)	(218)
Sale of used lease pool equipment	399	2,386

Net cash used in investing activities	(1,646)	(26,048)

Cash flows from financing activities:
Net (payments on) proceeds from revolving line of credit	(10,500)	3,000
Payments on term loan and other borrowings	(1,609)	(67)
Net proceeds from short-term investments	113	85
Proceeds from issuance of common stock upon exercise of options	—	37
Purchase of treasury stock	—	(2,187)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	72	123

Net cash (used in) provided by financing activities	(11,924)	991
Effect of changes in foreign exchange rates on cash and cash equivalents	(455)	172

Net change in cash and cash equivalents	(2,375)	(5,735)
Cash and cash equivalents, beginning of period	5,175	15,162

Cash and cash equivalents, end of period	$2,800	$9,427

Supplemental cash flow information:
Interest paid	$397	$392
Income taxes paid	$1,203	$1,376
Purchases of seismic equipment held for lease in accounts payable at end of period	$234	$3,426

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

The condensed consolidated balance sheet as of January 31, 2015 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2015, the results of operations for the three and six months ended July 31, 2015 and 2014, and the cash flows for the six months ended July 31, 2015 and 2014, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2016.

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

As of July 31, 2015 and January 31, 2015, the Company had pledged approximately $71,000 and $184,000, respectively, in short-term time deposits to secure performance obligations in connection with certain contracts. As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	July 31, 2015	January 31, 2015
	(in thousands)
Accounts receivable:
Accounts receivable	$25,029	$30,032
Allowance for doubtful accounts	(6,936)	(6,339)

Total accounts receivable, net	$18,093	$23,693

Contracts and notes receivable consisted of $3.2 million, due from three customers as of July 31, 2015 and $3.6 million due from three customers as of January 31, 2015. Notes receivable of $2,370,000 at July 31, 2015 relate to promissory notes issued by a customer in settlement of a trade account receivable. The balance of contracts receivable at July 31, 2015 and January 31, 2015 consisted of contracts bearing interest at an average of approximately 2.2% and 1.9% respectively and with remaining repayment terms from one to ten months at July 31, 2015. As of July 31, 2015, approximately $830,000 of these contracts receivable were past their stated term. These contracts are collateralized by the equipment sold and are considered collectable, thus no allowances have been established for them.

	July 31, 2015	January 31, 2015
	(in thousands)
Inventories:
Raw materials	$6,348	$6,718
Finished goods	8,217	4,466
Work in progress	765	1,017

	15,330	12,201
Less allowance for obsolescence	(853)	(750)

Total inventories, net	$14,477	$11,451

	July 31, 2015	January 31, 2014
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$243,744	$243,211
Land and buildings	366	366
Furniture and fixtures	9,460	9,399
Autos and trucks	709	722

	254,279	253,698
Accumulated depreciation and amortization	(167,737)	(153,611)

Total seismic equipment lease pool and property and equipment, net	$86,542	$100,087

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 7/31/2015	July 31, 2015			January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$5,579			$5,594

Proprietary rights	7.3	$6,232	$(2,520)	$3,712	$6,121	$(2,240)	3,881
Customer relationships	5.3	6,512	(1,978)	4,534	6,613	(1,583)	5,030
Patents	6.1	2,209	(644)	1,565	2,243	(505)	1,738
Trade name	6.4	279	(115)	164	284	(102)	182

Amortizable intangible assets		$15,232	$(5,257)	$9,975	$15,261	$(4,430)	$10,831

As of July 31, 2015, the Company had goodwill of $5.6 million, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the six months ended July 31, 2015.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $430,000 and $364,000 for the three months ended July 31, 2015 and 2014, respectively, and $853,000 and $524,000 for the six months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2016	$838
2017	1,637
2018	1,644
2019	1,299
2020	1,299
2021 and thereafter	3,258

Total	$9,975

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	July 31, 2015	January 31, 2015
Revolving line of credit	$6,500	$17,000
Term credit facility	7,600	9,200
Other equipment notes	174	155

	14,274	26,355
Less current portion	(3,117)	(3,218)

Long-term debt	$11,157	$23,137

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement is a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A. (“HSBC”), as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC and First Victoria National Bank).

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of July 31, 2015, the base rate margin was 175 basis points and the Eurodollar margin was 275 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the six months ended July 31, 2015.

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

On August 22, 2014, the Company’s wholly-owned subsidiary, Seamap Pte Ltd. (“Seamap Singapore”), entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC-Singapore”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility.

The term loan portion of the Seamap Credit Facility provides for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap may borrow up to $3.0 million for a period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.00%. Borrowings under this arrangement are secured by essentially all of the assets of Seamap Singapore and the Company’s guarantee.

The Seamap Credit Facility contains financial covenants that require Seamap to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of EBITDA to debt of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of July 31, 2015.

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

The Company’s average borrowings under the Credit Agreement, the predecessor revolving credit facility and the Seamap Credit Facility for the six months ended July 31, 2015 and 2014 were approximately $20.5 million and $21.4 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

8.	Income Taxes

Prepaid taxes of approximately $1.7 million at July 31, 2015 consisted of approximately $1.6 million of foreign taxes and approximately $100,000 of domestic federal and state taxes. Prepaid income taxes of approximately $1.0 million at January 31, 2015 consisted of approximately $900,000 of foreign taxes and approximately $100,000 of domestic federal and state taxes.

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

The provision for income taxes for the three and six months ended July 31, 2015 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Also, a valuation against the deferred tax assets of the Company for approximately $110,000 and $235,000 has been recorded for the three and six months ended July 31, 2015, respectively. This valuation is the result of net operating losses in the United Kingdom which are not expected to be utilized within the carryover period. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that earnings from certain foreign jurisdictions have been permanently reinvested outside of the United States.

In the three months ended July 31, 2015, the Company recognized tax benefits of approximately $92,000 related to the resolution of uncertain tax positions and reversed approximately $144,000 of penalties and interest related to these matters.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,037	12,671	12,028	12,710

Stock options	—	293	25	305
Unvested restricted stock	39	22	36	29

Total weighted average common share equivalents	39	315	61	334

Diluted weighted average common shares outstanding	12,076	12,986	12,089	13,044

For the three months ended July 31, 2015 and 2014 and the six months ended July 31, 2015, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

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

In the fourth quarter of our fiscal year ended January 31, 2015 (“fiscal 2015”), the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of our common stock. As of September 3, 2015, we had not purchased any shares pursuant to this additional authorization.

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2015 was approximately $238,000 and $519,000, respectively, and, during the three and six months ended July 31, 2014 was approximately $297,000 and $696,000, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2015	As of January 31, 2015
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$129,435	$148,985
Seamap	30,566	30,982
Eliminations	(291)	(356)

Consolidated	$159,710	$179,611

Results for the three months ended July 31, 2015 and 2014 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2015	2014	2015	2014	2015	2014
Equipment Leasing	$5,321	$11,836	$(7,988)	$(4,827)	$(7,940)	$(4,755)
Seamap	2,273	8,008	(853)	990	(742)	891
Eliminations	(40)	(299)	37	(159)	37	(159)

Consolidated	$7,554	$19,545	$(8,804)	$(3,996)	$(8,645)	$(4,023)

Results for the six months ended July 31, 2015 and 2014 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2015	2014	2015	2014	2015	2014
Equipment Leasing	$17,397	$31,508	$(8,869)	$(1,549)	$(8,119)	$(1,232)
Seamap	7,388	14,205	(962)	2,490	(988)	2,220
Eliminations	(89)	(436)	70	(165)	70	(165)

Consolidated	$24,696	$45,277	$(9,761)	$776	$(9,037)	$823

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$5,321	$11,836	$17,397	$31,508
Seamap	2,273	8,008	7,388	14,205
Inter-segment sales	(40)	(299)	(89)	(436)

Total revenues	7,554	19,545	24,696	45,277

Cost of sales:
Equipment Leasing	9,213	12,218	18,873	24,166
Seamap	1,027	4,230	4,015	6,902
Inter-segment costs	(77)	(140)	(159)	(271)

Total cost of sales	10,163	16,308	22,729	30,797

Gross (loss) profit	(2,609)	3,237	1,967	14,480
Operating expenses:
General and administrative	4,964	6,673	9,860	12,792
Provision for doubtful accounts	600	—	600	—
Depreciation and amortization	631	560	1,268	912

Total operating expenses	6,195	7,233	11,728	13,704

Operating (loss) income	$(8,804)	$(3,996)	$(9,761)	$776

EBITDA (1)	$(231)	$5,525	$7,905	$19,568
Adjusted EBITDA (1)	$679	$5,783	$8,337	$20,161

Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net (loss) income	$(5,848)	$(3,347)	$(6,085)	$390
Interest expense, net	166	85	387	200
Depreciation and amortization	8,248	9,463	16,555	18,545
(Benefit) provision for income taxes	(2,797)	(676)	(2,952)	433

EBITDA (1)	(231)	5,525	7,905	19,568
Non-cash foreign exchange losses (gains)	672	(39)	(87)	(103)
Stock-based compensation	238	297	519	696

Adjusted EBITDA (1)	$679	$5,783	$8,337	$20,161

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$5,212	$5,092	$11,650	$19,150
Stock-based compensation	(238)	(297)	(519)	(696)
Provision for doubtful accounts	(600)	—	(600)	—
Changes in trade accounts, contracts and notes receivable	(8,177)	(291)	(5,338)	(759)
Interest paid	169	256	397	392
Taxes paid, net of refunds	407	(179)	1,203	1,376
Gross profit from sale of lease pool equipment	87	856	216	1,563
Changes in inventory	2,499	(241)	3,349	(416)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	914	(3,420)	661	(3,384)
Changes in prepaid expenses and other current assets	(615)	3,582	(3,892)	2,239
Other	111	167	778	103

EBITDA (1)	$(231)	$5,525	$7,905	$19,568

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation and non-cash foreign exchange gains and losses. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the Credit Agreement and the Seamap Credit Facility (as defined below) each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2015 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). In May 2014, Seamap purchased two product lines from ION Geophysical Corporation (“ION”). These product lines consist of the DigishotR energy source controller and the Sleeve Gun energy sources (collectively the “ION Source Products”). Seamap’s business is generally not impacted by seasonal conditions, as is the case with our land leasing operations. However, Seamap may experience significant fluctuations in its business in the future. The timing of deliveries and sales is often dependent upon the availability of the customer’s vessel for delivery and installation of the equipment. Given the relatively large size of some orders, this can result in significant variations in revenues from period to period.

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

Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009. In response to this, many oil and gas companies have reduced exploration budgets. This has in turn resulted in the cancellation or postponement of many seismic exploration projects. In addition, some customers have requested pricing concessions and/or other arrangements designed to reduce their operating costs. Together, reduced activity levels and profit margins have had, and are expected to continue to have, a negative impact on our business. The downturn in seismic exploration activity has resulted in an excess of both land and marine equipment within the industry. In response to this reduced activity and excess capacity, many seismic contractors are attempting to reduce costs, including, in the case of marine contractors, retiring older vessels and “cold stacking” other vessels, which entails taking vessels out of service temporarily. The industry has also experienced consolidation recently, particularly among land contractors. Vessel retirements and consolidation among contractors can have a short-term negative effect on the demand for our services and equipment. However, we believe such actions are beneficial to the industry in general and benefit us in the long-term.

We believe it likely that depressed oil prices and the general slowdown in seismic exploration projects will continue at least through the balance of our fiscal year ending January 31, 2016 (“fiscal 2016”) and likely beyond. Therefore, we expect lower levels of leasing revenue in fiscal 2016 as compared to fiscal 2015. However, we are not able to quantify the magnitude of such reduction at this time. The ultimate impact of the current industry downturn on us will depend upon its length and several other factors, many of which remain beyond our control. We do not currently believe this situation will result in any impairment in the value of our lease pool.

North America appears to be most affected by the recent decline in activity. Industry sources estimate that approximately 15 land seismic crews operated in Canada during the 2014-2015 winter season, as compared to more than 40 crews during that period three years ago. This had a material negative effect on our revenues in the first quarter of fiscal 2016 and land leasing activity in North America was minimal during the second quarter of fiscal 2016. Early indications are that seismic exploration activity in Canada will remain subdued during the upcoming 2015-2016 winter season. We also expect the level of activity in the United States for the balance of fiscal 2016 to be generally weak, although we are aware of planned projects in certain areas, such as Alaska, which may contribute to our leasing revenues. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

Our land leasing activity in Latin America thus far in fiscal 2016 has been significantly lower, as compared to fiscal 2015. Certain large projects that occurred in fiscal 2015 are not expected to repeat in fiscal 2016. There are projects scheduled for the last half of fiscal 2016 in Colombia and Brazil. However, there can be no assurance that these projects will proceed as scheduled or as to the level of our participation in the projects. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. The steep decline in oil prices has introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico.

The general level of activity within the seismic industry in Russia has been relatively robust from our perspective recently. However, economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created difficulties and uncertainty. These factors have caused us to renegotiate certain contracts late in fiscal 2015. These renegotiated contracts provided for lower pricing than did the original contracts, thereby negatively affecting our revenues. It is uncertain how these factors will impact our business in Russia and the Commonwealth of Independent States (“CIS”) over the balance of fiscal 2016 and beyond. We have benefited from some on-going projects in the CIS which have extended beyond the normal seasonality experienced in Russia. Based on very early indications and inquiries, we are optimistic that our land leasing activity in Russia during the upcoming 2015-2016 winter season will reach at least the same level experienced this past season.

Our land leasing activity in Europe has increased over the past three years. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment.

We believe there are other areas of opportunity for our land leasing business, including the Middle East, North Africa, Asia, India and the Pacific Rim. We have been active in most of these regions in recent years; however, the level of activity has varied. Based on discussion with our customers and other industry participants, we understand there are significant projects planned in these areas. The timing of these projects is uncertain and there can be no assurance that the projects will proceed or that we will have the opportunity to participate in any such projects.

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels and cold stacking other vessels, an excess of used equipment has become available, thereby reducing the demand for rental equipment. We believe this excess supply of available equipment will continue through fiscal 2016. However, during the fourth quarter of fiscal 2015, we began to experience an increase in inquiries for the rental of certain marine equipment. While this is an encouraging development, it is unclear what effect this will have on our revenues from the rental of marine equipment over the balance of fiscal 2016.

Over the last six months, we have seen a softening of demand for downhole seismic tools. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The market for products sold by Seamap is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand from Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015. For example, we expect to deliver digital source controllers to a new customer in China in the third quarter of fiscal 2016. We also have other significant deliveries scheduled for the second half of fiscal 2016. We had expected certain of these orders to be delivered in the second quarter of fiscal 2016. However, due to customer imposed delays and production delays, we now expect to fulfill those orders in the third quarter of fiscal 2016. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic industry. We have entered into engineering services agreements with one customer for the design of certain product features.

In June 2013, we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement, we manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels; however, current industry conditions will likely result in a delay in the complete deployment of the new products. The deployment will take place over a period of several years. We currently have orders for two PGS SourceLink systems. These orders are projected to be delivered in the third quarter of fiscal 2016 and the first quarter of fiscal 2017.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should remain at current depressed levels or decline from current levels, we could see further declines in the level of our business and our income from operations.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we reduced the rate at which we added equipment to our lease pool in fiscal 2015 and are further reducing the level at which we add equipment in fiscal 2016. During the first six months of fiscal 2016, we added approximately $2.0 million of equipment to our lease pool, as compared to approximately $9.4 million in the first six months of fiscal 2015. We expect the aggregate value of equipment we add to our lease pool for all of fiscal 2016 to be approximately $4.0 million. We expect any such additions will be primarily limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

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

We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in nine countries. In response to a decline in activity in some regions, we have taken steps to reduce costs by reducing personnel. We will continue to monitor our costs in relation to our activity, but at this time we have no plans to eliminate any of our operating locations. Moreover, should industry conditions improve, or should particular opportunities arise, we may seek to expand our operating locations either by establishing “green field” operations or by acquiring other businesses.

A significant portion of our revenues are generated from foreign sources. For the three months ended July 31, 2015 and 2014, revenues from international customers totaled approximately $7.0 million and $16.5 million, respectively. These amounts represent 93% and 84% of consolidated revenues in each of those respective periods. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three and six months ended July 31, 2015 were approximately $7.6 million and $24.7 million, respectively, compared to approximately $19.5 million and $45.3 million for the three and six months ended July 31, 2014, respectively. The declines in the fiscal 2016 periods compared to the prior year were primarily due to lower equipment leasing revenues, lower Seamap sales and lower other equipment sales, all of which are attributable to the industry trends discussed above. For the three months ended July 31, 2015, we generated an operating loss of approximately $8.8 million, compared to an operating loss of approximately $4.0 million for the three months ended July 31, 2014. For the six months ended July 31, 2015, we generated an operating loss of approximately $9.7 million, compared to operating income of approximately $776,000 in the six months ended July 31, 2014. The decrease in operating profit in the fiscal 2016 periods as compared to the same periods a year ago was due primarily to the lower revenues discussed above, partially offset by lower lease pool depreciation and lower general and administrative expenses. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$4,517	$8,226	$15,703	$24,387
Lease pool equipment sales	172	1,285	399	2,386
New seismic equipment sales	110	347	231	944
SAP equipment sales	522	1,978	1,064	3,791

	5,321	11,836	17,397	31,508
Cost of sales:
Direct costs-equipment leasing	1,052	1,131	2,419	2,357
Lease pool depreciation	7,612	8,896	15,283	17,588
Cost of lease pool equipment sales	85	429	182	823
Cost of new seismic equipment sales	59	267	153	530
Cost of SAP equipment sales	405	1,495	836	2,868

	9,213	12,218	18,873	24,166

Gross (loss) profit	$(3,892)	$(382)	$(1,476)	$7,342

Gross profit %	(73)%	(3)%	(8)%	23%

Equipment leasing revenues decreased approximately 45% in the second quarter of fiscal 2016 from the second quarter of fiscal 2015 due primarily to lower land leasing revenues in essentially all geographic regions, with the exception of Europe and Russia, each of which showed modest gains over the prior year. The region with the biggest decline from the prior year was Latin America. For the first six months of fiscal 2016 equipment leasing revenues decreased 36% compared to the first six months of fiscal 2015. This decline was due primarily to significantly reduced land leasing activity in Canada and Latin America, partially offset by higher revenues in the United States and Europe. As discussed above, seismic exploration activity is generally very depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. Our land leasing revenues in the United States during the first six months of fiscal 2016 benefited from a large project in Alaska. This project was substantially completed as of April 30, 2015 and therefore did not benefit the second quarter of fiscal 2016.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended July 31, 2015 and 2014 was approximately $87,000 and $856,000, respectively. For the first six months of fiscal 2016 and fiscal 2015, the gross profit from these sales was approximately $217,000 and $1.6 million, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. The gross profit from sales of new seismic equipment has not been material in recent periods. SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the three months ended July 31, 2015, SAP generated gross profit of approximately $117,000 from these transactions as compared to approximately $483,000 for the three months ended July 31, 2014. For the six months ended July 31, 2015, gross profit from these sales was approximately $228,000 as compared to approximately $923,000 for the six months ended July 31, 2014. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which often times are governmental agencies in the Pacific Rim. Based on pending and expected orders from customers, we expect sales of new hydrographic and oceanographic equipment for the balance of fiscal 2016 to be at a higher level than in the first six months of fiscal 2016.

Direct costs related to equipment leasing were approximately 23% and 15% of leasing revenues in the three and six months ended July 31, 2015, respectively. This compares with approximately 14% and10% for the three and six months ended July 31, 2014, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. The direct costs in the fiscal 2016 periods reflects the cost to sub-lease certain equipment for specific projects. In recent periods we have, in some cases, sub-leased equipment from another supplier to address temporary equipment needs rather than purchase equipment.

For the three and six month periods ended July 31, 2015, lease pool depreciation decreased approximately 14% and 13%, respectively, from the same periods in the prior fiscal year. The decrease reflects the lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Equipment sales	$2,273	$8,008	$7,388	$14,205
Cost of equipment sales	1,027	4,230	4,015	6,902

Gross profit	$1,246	$3,778	$3,373	$7,303

Gross profit %	55%	47%	46%	51%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. We had expected to ship certain orders in the three months ended July 31, 2015. However, due to variety of issues, including production delays, delays from suppliers and customer imposed schedules, these orders did not ship and the related revenue was not recognized. Expected revenue from these orders totals approximately $6.0 million. Each of these orders is expected to be delivered in the three months ending October 31, 2015. Accordingly, revenues for the three months ended July 31, 2015 consisted primarily of after-market sales, such as spare parts, repairs, support and training. In the three months ended July 31, 2014, we shipped one digital source controller and two RGPS positioning systems. For the six months ended July 31, 2015, we have not shipped any digital source controllers or RGPS positioning systems. However, in that period, we did ship a significant order that had been delayed from the fourth quarter of fiscal 2015. This order included a number of items provided by third parties and accordingly carried a lower gross profit margin than our typical orders. In the six months ended July 31, 2014, we shipped two digital source controller systems and three RGPS positioning systems. The decline in Seamap revenues in the fiscal 2016 periods as compared to the comparable periods in fiscal 2015 is due to the differences in shipments of major systems as discussed above and a general decline in demand for spare parts, repairs, support and training. Due to the general decline in marine seismic activity we have experienced a decline in demand for these after-market services. We believe it is likely that this softness in demand will continue throughout the balance of fiscal 2016.

The gross profit margin from the sale of Seamap equipment varies between the fiscal 2016 and fiscal 2015 periods primarily due to changes in product mix and the effect of the lower margin order in the six months of fiscal 2016 discussed above.

Operating Expenses

General and administrative expenses for the three and six months ended July 31, 2015 were approximately $5.0 million and $9.9 million, respectively. For the three and six months ended July 31, 2014, general and administrative expenses totaled approximately $6.7 million and $12.8 million, respectively. The reduction in these expenses reflects significantly lower provisions for incentive compensation, reduced headcount in some locations, reduced salaries or workhours in some locations, as well as the effect of efforts to control such costs in general.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs increased to approximately $631,000 and $1.3 million in the three and six months ended July 31, 2015, respectively, as compared to approximately $560,000 and $912,000 in the three and six months ended July 31, 2014, respectively. This increase relates primarily to the amortization of intangible assets related to the ION Source Products we acquired in May of 2014.

Other Income (Expense)

Net interest expense for the three months ended July 31, 2015 was approximately $166,000 as compared to approximately $85,000 for the three months ended July 31, 2014. The increase reflects the effect of interest income received in the fiscal 2015 period related to an income tax refund. Net interest income for the six months ended July 31, 2015 was approximately $387,000 as compared to approximately $200,000 for the six months ended July 31, 2014. This reflects the interest income in the fiscal 2015 period discussed above and, in the fiscal 2016 period, higher average interest rates and higher average borrowings including our term loan facility at Seamap and increased costs associated with the facility, including commitment fees and costs.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net expense of approximately $672,000 in the three months ended July 31, 2015. In other periods, these items resulted in an immaterial net gain. These net losses in the fiscal 2016 period resulted primarily from the weakening of the Russian ruble versus the U.S. dollar. Other of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net gains of approximately $358,000 in the three months ended July 31, 2015 and net losses of approximately $78,000, $1.2 million and $300,000 in the three months ended July 31, 2014, the six months ended July 31, 2015 and the six months ended July 31, 2014, respectively.

Provision for Income Taxes

Our tax provision for the three and six months ended July 31, 2015 indicates effective rates of approximately 32% and 33%, respectively. This differs from the United States statutory rate due to the effect of foreign withholding taxes, a valuation allowance against certain deferred tax assets, offset by lower tax rates in certain foreign jurisdictions. For the three months ended July 31, 2014, our tax provision indicates an effective rate of approximately 17%. This tax rate differs from the United States statutory rate primarily due to the effect of lower tax rates in foreign jurisdictions. For the six months ended July 31, 2014, our tax provision indicates an effective rate of approximately 53%. This tax rate differs from the United States statutory rate primarily due to the effect of foreign withholding taxes.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our Credit Agreement and our Seamap Credit Facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our Credit Agreement, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as for the purchase of additional lease pool equipment or to make an acquisition, we may seek to issue debt or equity securities. We have on file with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $150 million in common stock, warrants, preferred stock, debt securities or any combination thereof. We currently have no plans to issue any such securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$11,650	$19,150
Net cash used in investing activities	(1,646)	(26,048)
Net cash (used in) provided by financing activities	(11,924)	991
Effect of changes in foreign exchange rates on cash and cash equivalents	(455)	172

Net (decrease) increase in cash and cash equivalents	$(2,375)	$(5,735)

As of July 31, 2015, we had working capital of approximately $36.2 million, including cash and cash equivalents and restricted cash of approximately $2.9 million, as compared to working capital of approximately $44.1 million, including cash and cash equivalents and restricted cash of approximately $5.4 million, at January 31, 2015. The decrease in working capital resulted primarily from operating activities during the first six months of fiscal 2016.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $11.6 million in the first six months of fiscal 2016 as compared to approximately $19.1 million in the first six months in fiscal 2015. The decrease between the two periods resulted primarily from the change in net income between the periods. In the six months ended July 31, 2015, a significant amount of cash was provided related to decreases in prepaid expenses and other current assets. This relates to the recovery of value added taxes in certain foreign jurisdictions resulting from the importation of equipment.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended July 31, 2015 included purchases of seismic equipment held for lease totaling approximately $1.9 million, as compared to approximately $13.7 million in the six months ended July 31, 2014. There was approximately $234,000 in accounts payable at July 31, 2015 related to lease pool purchases. At January 31, 2015, there was approximately $100,000 in accounts payable related to lease pool purchases. Accordingly, additions to our lease pool amounted to approximately $2.0 million in the first six months of fiscal 2016, as compared to approximately $9.4 million in the first six months of fiscal 2015. We expect additions to our lease pool for all of fiscal 2016 to total approximately $4.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the six months ended July 31, 2014, cash used in investing activities included approximately $14.5 million related to the acquisition of the ION Source Products.

In the first six months of fiscal 2016, proceeds from the sale of lease pool equipment totaled approximately $399,000 compared to approximately $2.4 million in the first six months of fiscal 2015. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities was approximately $12.0 million in the first six months of fiscal 2016 compared to cash provided by financing activities of approximately $1.0 million in the first six months of fiscal 2015. Amounts in the fiscal 2016 period related primarily to the repayment of borrowings under the Credit Agreement and the Seamap Credit Facility. Amounts in the fiscal 2015 period related primarily to borrowings under the Credit Agreement and repurchases of our commons stock. In April 2013, our Board of Directors authorized a share repurchase program for up to 1.0 million shares of our common stock, under which 1.0 million shares were repurchased as of January 31, 2015, and in January 2015 authorized the purchase of an additional 1.0 million shares. We did not repurchase any stock under the more recent program in the six months ended July 31, 2015. In the six months ended July 31, 2014, we purchased 158,400 shares of our common stock at a total cost of approximately $2.2 million. We may make such additional purchases from time to time depending on market conditions, operating considerations, our liquidity position and other potential uses of capital.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of July 31, 2015, we had provided stand-by letters of credit totaling approximately $1.3 million under the Credit Agreement and the Seamap Credit Facility, as defined below, related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of July 31 2015, the margins for Eurodollar loans and ABR loans are 2.75% and 1.75%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of July 31, 2015, the commitment fee rate is 0.375%.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of July 31, 2015:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended July 31, 2015
Leverage Ratio	Not more than 2.00 to 1.00	0.78 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	4.46 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	0.41 to 1.00

In August 2014, our wholly-owned subsidiary, Seamap Pte Ltd. (“Seamap Singapore”), entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth of S$15 million and a minimum ratio of debt to EBITDA of 125%, both measured as of the end of our fiscal year end. We were in compliance with these financial covenants as of July 31, 2015.

As of September 2, 2015, borrowings of approximately $6.5 million and letters of credit totaling approximately $1.2 million were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $6.8 million and bankers guarantees totaling approximately $118,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility.

We believe that as of July 31, 2015, the borrowing base under the Credit Agreement is sufficient to provide for borrowings of up to $50.0 million. However, the financial covenants of the Credit Agreement provide that total debt, as defined, may not exceed 200% of Adjusted EBITDA for the trailing twelve-month period. For the twelve months ended July 31 2015, Adjusted EBITDA was approximately $18.8 million, indicating total allowable debt of approximately $37.6 million, including amounts outstanding under the Seamap Credit Facility. Accordingly, amounts available to us under the Credit Agreement are limited to approximately $23.2 million as of July 31, 2015. The amount available under the Credit Agreement may change throughout the balance of fiscal 2016 based on the level of Adjusted EBITDA and amounts outstanding under the Seamap Credit Facility. We do not currently foresee the need to utilize the Credit Agreement to the maximum allowable amount.

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of July 31, 2015, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $2.5 million. Approximately $4.3 million may be distributed to the United States in repayment of inter-company obligations as of July 31, 2015 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2015, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.1 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $110,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 64% of our net assets as of July 31, 2015 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of July 31, 2015, there was $6.5 million outstanding under the Credit Agreement and $7.6 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $141,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2015, we repurchased no shares of our common stock pursuant to the publicly announced repurchase program. The repurchase program of up to 1,000,000 shares was announced on January 20, 2015 and expires on December 31, 2015. Shares would be purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

MITCHAM INDUSTRIES, INC.

Date: September 3, 2015	/s/ Robert P. Capps
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