Form 10-Q
period 2015-10-31
MITCHAM INDUSTRIES INC
filed 2015-12-09
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,090,476 shares of common stock, $0.01 par value, were outstanding as of December 8, 2015.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,566	$5,175
Restricted cash	—	184
Accounts receivable, net	20,448	23,693
Contracts and notes receivable, net	2,951	3,639
Inventories, net	11,766	11,451
Prepaid income taxes	528	1,018
Deferred tax asset	2,480	2,427
Prepaid expenses and other current assets	2,814	6,562

Total current assets	45,553	54,149
Seismic equipment lease pool and property and equipment, net	78,578	100,087
Intangible assets, net	9,377	10,831
Goodwill	5,552	5,594
Deferred tax asset	13,900	8,922
Other assets	465	28

Total assets	$153,425	$179,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,067	$2,399
Current maturities – long-term debt	3,218	3,218
Deferred revenue	370	710
Accrued expenses and other current liabilities	5,053	3,673

Total current liabilities	10,708	10,000
Long-term debt, net of current maturities	9,191	23,137

Total liabilities	19,899	33,137
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 and 14,012 shares issued at October 31, 2015 and January 31, 2015, respectively	140	140
Additional paid-in capital	120,747	119,787
Treasury stock, at cost (1,928 shares at October 31, 2015 and January 31, 2015, respectively)	(16,854)	(16,851)
Retained earnings	40,026	51,924
Accumulated other comprehensive loss	(10,533)	(8,526)

Total shareholders’ equity	133,526	146,474

Total liabilities and shareholders’ equity	$153,425	$179,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues:

Equipment leasing	$4,242	$14,285	$19,945	$38,672
Lease pool equipment sales	1,167	475	1,566	2,861
Seamap equipment sales	9,928	5,791	17,227	19,560
Other equipment sales	344	2,355	1,639	7,090

Total revenues	15,681	22,906	40,377	68,183

Cost of sales:
Direct costs - equipment leasing	1,174	2,343	3,593	4,700
Direct costs - lease pool depreciation	7,242	8,634	22,460	26,195
Cost of lease pool equipment sales	358	193	540	1,016
Cost of Seamap and other equipment sales	5,184	4,729	10,094	14,785

Total cost of sales	13,958	15,899	36,687	46,696

Gross profit	1,723	7,007	3,690	21,487

Operating expenses:
General and administrative	4,359	6,159	14,219	18,951
Contract settlement	2,142	—	2,142	—
Provision for doubtful accounts	600	—	1,200	—
Depreciation and amortization	600	654	1,868	1,566

Total operating expenses	7,701	6,813	19,429	20,517

Operating (loss) income	(5,978)	194	(15,739)	970

Other (expense) income:
Interest, net	(136)	(147)	(523)	(347)
Other, net	(445)	(387)	666	(140)

Total other (expense) income	(581)	(534)	143	(487)

(Loss) income before income taxes	(6,559)	(340)	(15,596)	483

Benefit (provision) for income taxes	746	(57)	3,698	(490)

Net loss	$(5,813)	$(397)	$(11,898)	$(7)

Net loss per common share:

Basic	$(0.48)	$(0.03)	$(0.99)	$(0.00)

Diluted	$(0.48)	$(0.03)	$(0.99)	$(0.00)

Shares used in computing net income per common share:

Basic	12,051	12,476	12,035	12,631

Diluted	12,051	12,476	12,035	12,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2015	2014	2015	2014

Net loss	$(5,813)	$(397)	$(11,898)	$(7)

Change in cumulative translation adjustment	(361)	(2,160)	(2,007)	(613)

Comprehensive loss	$(6,174)	$(2,557)	$(13,905)	$(620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,898)	$(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,432	27,866
Stock-based compensation	724	1,006
Provision for doubtful accounts, net of charge offs	1,200	—
Provision for inventory obsolescence	134	44
Gross profit from sale of lease pool equipment	(1,027)	(1,845)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	(125)	—
Deferred tax benefit	(5,285)	(1,742)
Foreign exchange gains/losses	(532)	—
Changes in working capital items:
Accounts receivable	268	(1,076)
Contracts and notes receivable	—	(2,632)
Inventories	(982)	630
Prepaid expenses and other current assets	3,925	(7,449)
Income taxes payable	518	(331)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,547	2,079

Net cash provided by operating activities	13,899	16,543

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(2,128)	(15,079)
Acquisition of business	—	(14,500)
Purchases of property and equipment	(227)	(375)
Sale of used lease pool equipment	1,566	2,861

Net cash used in investing activities	(789)	(27,093)

Cash flows from financing activities:
Net (payments on) proceeds from revolving line of credit	(11,500)	2,500
(Payments on) proceeds from term loan and other borrowings	(2,413)	9,926
Net proceeds from short-term investments	182	85
Proceeds from issuance of common stock upon exercise of options	—	99
Purchase of treasury stock	(3)	(9,776)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	125	—

Net cash (used in) provided by financing activities	(13,609)	2,834

Effect of changes in foreign exchange rates on cash and cash equivalents	(110)	1,623

Net change in cash and cash equivalents	(609)	(6,093)

Cash and cash equivalents, beginning of period	5,175	15,162

Cash and cash equivalents, end of period	$4,566	$9,069

Supplemental cash flow information:

Interest paid	$538	$576
Income taxes paid	$1,405	$836
Purchases of seismic equipment held for lease in accounts payable at end of period	$8	$3,438

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

The condensed consolidated balance sheet as of January 31, 2015 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2015, the results of operations for the three and nine months ended October 31, 2015 and 2014, and the cash flows for the nine months ended October 31, 2015 and 2014, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2016.

3.	New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations: (Topic 805), to provide guidance on the simplification of the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment further requires presentation separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 will be effective during the fiscal year ended January 31, 2017. The Company does not believe the adoption will have a material effect on its financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest: (Subtopic 835-30), to provide guidance on measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 allows debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. ASU 2015-15 will be effective during the fiscal year ended January 31, 2017. The Company does not believe the adoption will have a material effect on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: (Topic 330), to provide guidance on measurement of inventory. ASU 2015-11 requires that inventories utilizing the first-in, first-out method be measured at lower of cost or net realizable value. ASU 2015-11 will be effective during the fiscal year ended January 31, 2018. The Company does not believe the adoption will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

4.	Restricted Cash

As of January 31, 2015, Seamap had pledged approximately $184,000 in short-term time deposits to secure performance obligations in connection with certain contracts. As of October 31, 2015, the amount of security had been released as the contractual obligations had been fulfilled.

As these investments in short-term time deposits relate to financing activities, the securing of contract obligations, these transactions are reflected as financing activities in the accompanying condensed consolidated statements of cash flows.

5.	Balance Sheet

	October 31, 2015	January 31, 2015
	(in thousands)
Accounts receivable:
Accounts receivable	$25,940	$30,032
Allowance for doubtful accounts	(5,492)	(6,339)

Total accounts receivable, net	$20,448	$23,693

Contracts and notes receivable consisted of $3.2 million, due from three customers as of October 31, 2015 and $3.6 million due from three customers as of January 31, 2015. Notes receivable of $2.4 million at October 31, 2015 relate to promissory notes issued by a customer in settlement of a trade account receivable. The balance of contracts receivable at October 31, 2015 and January 31, 2015 consisted of contracts bearing interest at an average of approximately 2.2% and 1.9% respectively and with remaining repayment terms from one to ten months at October 31, 2015. As of October 31, 2015, approximately $830,000 of these contracts receivable were past their stated term. These contracts are collateralized by the equipment sold and an allowance of $250,000 has been established for them.

	October 31, 2015	January 31, 2015
	(in thousands)
Inventories:
Raw materials	$5,978	$6,718
Finished goods	5,631	4,466
Work in progress	1,045	1,017

	12,654	12,201
Less allowance for obsolescence	(888)	(750)

Total inventories, net	$11,766	$11,451

	October 31, 2015	January 31, 2014
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$235,857	$243,211
Land and buildings	366	366
Furniture and fixtures	9,412	9,399
Autos and trucks	690	722

	246,325	253,698
Accumulated depreciation and amortization	(167,747)	(153,611)

Total seismic equipment lease pool and property and equipment, net	$78,578	$100,087

6.	Goodwill and Other Intangible Assets

	Weighted Average Remaining Life at 10/31/2015	October 31, 2015			January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)

Goodwill		$5,552			$5,594

Proprietary rights	7.1	$6,139	$(2,613)	$3,526	$6,121	$(2,240)	3,881
Customer relationships	5.1	6,404	(2,169)	4,235	6,613	(1,583)	5,030
Patents	5.9	2,171	(710)	1,461	2,243	(505)	1,738
Trade name	6.1	276	(121)	155	284	(102)	182

Amortizable intangible assets		$14,990	$(5,613)	$9,377	$15,261	$(4,430)	$10,831

As of October 31, 2015, the Company had goodwill of $5.6 million, all of which was allocated to the Seamap segment. No impairment was recorded against the goodwill account during the nine months ended October 31, 2015.

Amortizable intangible assets are amortized over their estimated useful lives of eight to 15 years using the straight-line method. Aggregate amortization expense was $413,000 and $458,000 for the three months ended October 31, 2015 and 2014, respectively, and $1.3 million and $982,000 for the nine months ended October 31, 2015 and 2014, respectively. As of October 31, 2015, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2016	$413
2017	1,611
2018	1,618
2019	1,275
2020	1,275
2021 and thereafter	3,185

Total	$9,377

7.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Revolving line of credit	$5,500	$17,000
Term credit facility	6,800	9,200
Other equipment notes	109	155

	12,409	26,355
Less current portion	(3,218)	(3,218)

Long-term debt	$9,191	$23,137

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement was initially a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A. (“HSBC”), as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC and First Victoria National Bank).

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of October 31, 2015, the base rate margin was 175 basis points and the Eurodollar margin was 275 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the nine months ended October 31, 2015.

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

In December 2015 the Company and HSBC entered into an amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the terms of the Third Amendment (a) the maturity of the Credit Agreement was extended to August 31, 2017 from August 2, 2016; (b) the maximum available under the Credit Agreement was reduced to $40.0 million from $50.0 million and (c) the definition of Adjusted EBITDA was amended to exclude up to $1.8 million of charges related to the termination of the employment agreement of the Company’s late President and Chief Executive Officer. The Third Amendment also imposes certain restrictions on the use of proceeds of the Credit Agreement in countries subject to economic sanctions by the United States and other countries, including those imposed on Russia. As the maturity of the Credit Facility has been extended to August 31, 2017, borrowings outstanding under the Credit Agreement have been classified as long-term debt in the accompanying condensed consolidated balance sheet as of October 31, 2015.

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

The Seamap Credit Facility contains financial covenants that require Seamap to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of EBITDA to debt of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of October 31, 2015.

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

The Company’s average borrowings under the Credit Agreement, the predecessor revolving credit facility and the Seamap Credit Facility for the nine months ended October 31, 2015 and 2014 were approximately $18.3 million and $24.2 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which are pledged as security for the notes payable.

8.	Income Taxes

Prepaid taxes of approximately $528,000 at October 31, 2015 consisted of approximately $440,000 of foreign taxes and approximately $88,000 of domestic federal and state taxes. Prepaid income taxes of approximately $1.0 million at January 31, 2015 consisted of approximately $900,000 of foreign taxes and approximately $100,000 of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2013.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore and the United Kingdom. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2010.

The provision for income taxes for the three and nine months ended October 31, 2015 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Also, a valuation against the deferred tax assets of the Company for approximately $867,000 and $1.1 million has been recorded for the three and nine months ended October 31, 2015, respectively. This valuation is the result of net operating losses in Canada and the United Kingdom and foreign tax credits in Canada which are not expected to be utilized within the carryover periods. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that earnings from certain foreign jurisdictions have been permanently reinvested outside of the United States.

In the nine months ended October 31, 2015, the Company recognized tax benefits of approximately $92,000 related to the resolution of uncertain tax positions and reversed approximately $144,000 of penalties and interest related to these matters.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Basic weighted average common shares outstanding	12,051	12,476	12,035	12,631

Stock options	—	194	17	267
Unvested restricted stock	54	21	42	27

Total weighted average common share equivalents	54	215	59	294

Diluted weighted average common shares outstanding	12,105	12,691	12,094	12,925

For the three and nine months ended October 31, 2015 and 2014, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

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

In the fourth quarter of our fiscal year ended January 31, 2015 (“fiscal 2015”), the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of our common stock. As of December 8, 2015, we had not purchased any shares pursuant to this additional authorization.

11.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2015 was approximately $565,000 and $1.1 million ($360,000 of these amounts is included in Contract settlement expense), respectively, and, during the three and nine months ended October 31, 2014 was approximately $310,000 and $1.0 million, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2015	As of January 31, 2015
	Total Assets	Total Assets
	(in thousands)

Equipment Leasing	$121,181	$148,985
Seamap	32,503	30,982
Eliminations	(259)	(356)

Consolidated	$153,425	$179,611

Results for the three months ended October 31, 2015 and 2014 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2015	2014	2015	2014	2015	2014

Equipment Leasing	$5,753	$17,115	$(9,015)	$(188)	$(9,563)	$(1,071)
Seamap	9,975	5,827	3,001	337	2,968	686
Eliminations	(47)	(36)	36	45	36	45

Consolidated	$15,681	$22,906	$(5,978)	$194	$(6,559)	$(340)

Results for the nine months ended October 31, 2015 and 2014 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2015	2014	2015	2014	2015	2014

Equipment Leasing	$23,150	$48,623	$(17,884)	$(1,737)	$(17,682)	$(2,303)
Seamap	17,363	20,032	2,039	2,827	1,980	2,906
Eliminations	(136)	(472)	106	(120)	106	(120)

Consolidated	$40,377	$68,183	$(15,739)	$970	$(15,596)	$483

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	decline in the demand for seismic data and our services;

•	the effect of changing economic conditions and fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	possible impairment of our deferred tax assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	risks associated with our manufacturing operations;

•	the impact of economic and trade sanctions imposed on Russia by the United States and the European Union in response to the political unrest in Ukraine; and

•	other risks associated with our foreign operations, including foreign currency exchange risk.

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$5,753	$17,115	$23,150	$48,623
Seamap	9,975	5,827	17,363	20,032
Inter-segment sales	(47)	(36)	(136)	(472)

Total revenues	15,681	22,906	40,377	68,183

Cost of sales:
Equipment Leasing	9,020	12,998	27,893	37,164
Seamap	5,021	2,982	9,036	9,884
Inter-segment costs	(83)	(81)	(242)	(352)

Total cost of sales	13,958	15,899	36,687	46,696

Gross profit	1,723	7,007	3,690	21,487
Operating expenses:
General and administrative	4,359	6,159	14,219	18,951
Contract settlement	2,142	—	2,142	—
Provision for doubtful accounts	600	—	1,200	—
Depreciation and amortization	600	654	1,868	1,566

Total operating expenses	7,701	6,813	19,429	20,517

Operating (loss) income	$(5,978)	$194	$(15,739)	$970

EBITDA (1)	$1,454	$9,128	$9,359	$28,696
Adjusted EBITDA (1)	$4,230	$9,438	$12,567	$29,702

Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(5,813)	$(397)	$(11,898)	$(7)
Interest expense, net	136	147	523	347
Depreciation and amortization	7,877	9,321	24,432	27,866
(Benefit) provision for income taxes	(746)	57	(3,698)	490

EBITDA (1)	1,454	9,128	9,359	28,696
Non-cash foreign exchange losses	429	—	342	—
Stock-based compensation	205	310	724	1,006
Contract settlement	2,142	—	2,142	—

Adjusted EBITDA (1)	$4,230	$9,438	$12,567	$29,702

Reconciliation of Net cash provided by (used in) operating activities to EBITDA
Net cash provided by (used in) operating activities	$2,249	$(2,607)	$13,899	$16,543
Stock-based compensation	(205)	(310)	(724)	(1,006)
Provision for doubtful accounts	(600)	—	(1,200)	—
Changes in trade accounts, contracts and notes receivable	5,070	4,467	(268)	3,708
Interest paid	141	184	538	576
Taxes paid, net of refunds	202	(540)	1,405	836
Gross profit from sale of lease pool equipment	811	282	1,027	1,845
Changes in inventory	(2,367)	(214)	982	(630)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(3,208)	1,305	(2,547)	(2,079)
Changes in prepaid expenses and other current assets	(33)	5,210	(3,925)	7,449
Other	(606)	1,351	172	1,454

EBITDA (1)	$1,454	$9,128	$9,359	$28,696

(1)	EBITDA is defined as net income before (a) interest expense, net of interest income, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes stock-based compensation, certain non-recurring items and non-cash foreign exchange gains and losses. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The covenants of the Credit Agreement and the Seamap Credit Facility (as defined below) each contain financial covenants that are based upon EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance and liquidity of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under U.S. GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2015 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Seamap segment. These amounts are reflected in the accompanying condensed consolidated financial statements at the cost to our Seamap segment, net of accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business and if the proceeds from the sale exceed the estimated present value of future lease income from that equipment. We also occasionally sell new seismic equipment that we acquire from other companies and sometimes provide financing on those sales. We also produce, sell, and lease equipment used to deploy and retrieve seismic equipment with helicopters. In addition to conducting seismic equipment leasing operations, SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Our Seamap segment designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems which provide marine operators more precise control of their exploration systems, and (2) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). In May 2014, Seamap purchased two product lines from ION Geophysical Corporation (“ION”). These product lines consist of the Digishot® energy source controller and the Sleeve Gun energy sources (collectively the “ION Source Products”). Seamap’s business is generally not impacted by seasonal conditions, as is the case with our land leasing operations. However, Seamap may experience significant fluctuations in its business in the future. The timing of deliveries and sales is often dependent upon the availability of the customer’s vessel for delivery and installation of the equipment. Given the relatively large size of some orders, this can result in significant variations in revenues from period to period.

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

We believe it likely that depressed oil prices and the general slowdown in seismic exploration projects will continue at least through the balance of our fiscal year ending January 31, 2016 (“fiscal 2016”) and likely beyond. Therefore, we expect lower levels of leasing revenue in fiscal 2016 as compared to fiscal 2015. However, we are not able to quantify the magnitude of such reduction at this time. The ultimate impact of the current industry downturn on us will depend upon its length and several other factors, many of which remain beyond our control. We do not currently believe this situation will result in any impairment in the value of our lease pool, intangible assets or goodwill.

Certain of our customers have experienced delays in payments from their customers or other financial distress. As a result, they have delayed payments to us beyond the originally agreed to terms. We have negotiated extended payment terms or other settlement agreements with many of those customers. In some cases, we have restructured amounts due into secured notes. We have provided an allowance for doubtful accounts for amounts we estimate to be uncollectable. However, further delays in customer payments could have a material adverse effect on our cash flows and financial position.

North America appears to be most affected by the recent decline in activity. Based on discussions with our customers, we estimate that approximately 15 land seismic crews operated in Canada during the 2014-2015 winter season, as compared to more than 40 crews during that period three years ago. This had a material negative effect on our revenues in the first quarter of fiscal 2016 and land leasing activity in North America was minimal during the second and third quarters of fiscal 2016. Early indications are that seismic exploration activity in Canada will remain subdued during the upcoming 2015-2016 winter season. We also expect the level of activity in the United States for the balance of fiscal 2016 to be generally weak, although we are aware of planned projects in certain areas, such as Alaska, which may contribute to our leasing revenues. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

Our land leasing activity in Latin America thus far in fiscal 2016 has been significantly lower, as compared to fiscal 2015. Certain large projects that occurred in fiscal 2015 are not expected to repeat in fiscal 2016. There are projects scheduled for the fourth quarter of fiscal 2016 in Colombia and Brazil. However, there can be no assurance that these projects will proceed as scheduled or as to the level of our participation in the projects. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. The steep decline in oil prices has introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico.

The general level of activity within the seismic industry in Russia has been relatively robust from our perspective recently. However, economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created difficulties and uncertainty. These factors have caused us to renegotiate certain contracts late in fiscal 2015. These renegotiated contracts provided for lower pricing than did the original contracts, thereby negatively affecting our revenues. It is uncertain how these factors will impact our business in Russia and the Commonwealth of Independent States (“CIS”) over the balance of fiscal 2016 and beyond. We have benefited from some on-going projects in the CIS which have extended beyond the normal seasonality experienced in Russia. Based on very early indications and inquiries, we are optimistic that our land leasing activity in Russia during the upcoming 2015-2016 winter season will reach at least the same level experienced this past season, although some prospective projects have not yet been confirmed. Limitations on our ability to temporarily import equipment into Russia due to the effect of sanctions imposed by the United States and the European Union, as well as restrictions under our Credit Agreement (as defined below), could adversely impact our ability to satisfy the demands of our customers in this region.

Our land leasing activity in Europe has increased over the past three years. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment. Nonetheless, overall activity within this region has been negatively impacted by the generally depressed conditions within the oil and gas industry.

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

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels and cold stacking other vessels, an excess of used equipment has become available, thereby reducing the demand for rental equipment. This trend has continued through the third quarter of fiscal 2016. We believe this excess supply of available equipment will continue through the balance of fiscal 2016 and into fiscal 2017.

Over the last nine months, we have seen a softening of demand for downhole seismic tools. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The market for products sold by Seamap is dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand from Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015. For example, we delivered digital source controllers to a new customer in China in the third quarter of fiscal 2016. We also have other deliveries scheduled for the fourth quarter of fiscal 2016 and in fiscal 2017. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic industry. We have entered into engineering services agreements with one customer for the design of certain product features.

In June 2013, we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement, we manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels; however, current industry conditions will likely result in a delay in the complete deployment of the new products. The deployment will take place over a period of several years. We currently have orders for two PGS SourceLink systems. These orders are projected to be delivered in the fourth quarter of fiscal 2016 and in fiscal 2017.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should remain at current depressed levels or decline from current levels, we could see further declines in the level of our business and our income from operations.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we reduced the rate at which we added equipment to our lease pool in fiscal 2015 and are further reducing the level at which we add equipment in fiscal 2016. During the first nine months of fiscal 2016, we added approximately $2.0 million of equipment to our lease pool, as compared to approximately $10.8 million in the first nine months of fiscal 2015. We expect the aggregate value of equipment we add to our lease pool for all of fiscal 2016 to be approximately $3.0 million. We expect any such additions will be primarily limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2015 and 2014, revenues from international customers totaled approximately $13.0 million and $18.1 million, respectively. These amounts represent 93% and 79% of consolidated revenues in each of those respective periods. The majority of our transactions with foreign customers are denominated in United States, Australian and Canadian dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as may be described above.

Results of Operations

Revenues for the three and nine months ended October 31, 2015 were approximately $15.7 million and $40.4 million, respectively, compared to approximately $22.9 million and $68.2 million for the three and nine months ended October 31, 2014, respectively. The declines in the fiscal 2016 periods compared to the prior year were primarily due to lower equipment leasing revenues, lower Seamap sales and lower other equipment sales, all of which are attributable to the industry trends discussed above. For the three months ended October 31, 2015, we generated an operating loss of approximately $6.0 million, compared to an operating income of approximately $194,000 for the three months ended October 31, 2014. For the nine months ended October 31, 2015, we generated an operating loss of approximately $15.7 million, compared to operating income of approximately $970,000 in the nine months ended October 31, 2014. The decrease in operating profit in the fiscal 2016 periods as compared to the same periods a year ago was due primarily to the lower revenues discussed above, partially offset by lower lease pool depreciation and lower general and administrative expenses. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$4,242	$14,285	$19,945	$38,672
Lease pool equipment sales	1,167	475	1,566	2,861
New seismic equipment sales	192	52	423	996
SAP equipment sales	152	2,303	1,216	6,094

	5,753	17,115	23,150	48,623

Cost of sales:
Direct costs-equipment leasing	1,174	2,343	3,593	4,700
Lease pool depreciation	7,274	8,668	22,557	26,256
Cost of lease pool equipment sales	358	193	540	1,016
Cost of new seismic equipment sales	101	54	254	584
Cost of SAP equipment sales	113	1,740	949	4,608

	9,020	12,998	27,893	37,164

Gross (loss) profit	$(3,267)	$4,117	$(4,743)	$11,459

Gross profit %	(57)%	24%	(20)%	24%

Equipment leasing revenues decreased approximately 70% in the third quarter of fiscal 2016 from the third quarter of fiscal 2015 due to lower land leasing revenues in all geographic regions. The regions with the biggest declines from the prior year were the United States and Latin America. In the third quarter of fiscal 2015 our land leasing operations benefited from two large projects, one in the United States and one in Latin America. These projects did not continue into fiscal 2016. For the first nine months of fiscal 2016 equipment leasing revenues decreased approximately 48% compared to the first nine months of fiscal 2015. This decline was due primarily to significantly reduced land leasing activity in most regions, most notably Canada and Latin America. As discussed above, seismic exploration activity is generally very depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. Our land leasing revenues in the United States during the first nine months of fiscal 2016 benefited from a large project in Alaska. This project was substantially completed as of April 30, 2015 and therefore did not benefit the third quarter of fiscal 2016.

From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended October 31, 2015 and 2014 was approximately $809,000 and $282,000, respectively. For the first nine months of fiscal 2016 and fiscal 2015, the gross profit from these sales was approximately $1.0 million and $1.8 million, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

We regularly sell new seismic equipment, including heli-picker equipment that we produce. The gross profit from sales of new seismic equipment has not been material in recent periods. SAP regularly sells new hydrographic and oceanographic equipment and provides system integration services to customers in Australia and throughout the Pacific Rim. For the three months ended October 31, 2015, SAP generated gross profit of approximately $39,000 from these transactions as compared to approximately $563,000 for the three months ended October 31, 2014. For the nine months ended October 31, 2015, gross profit from these sales was approximately $267,000 as compared to approximately $1.5 million for the nine months ended October 31, 2014. Sales of equipment by SAP can vary significantly from period to period based upon the delivery requirements of customers, which often times are governmental agencies in the Pacific Rim. Based on pending and expected orders from customers, we expect sales of new hydrographic and oceanographic equipment in the fourth quarter of fiscal 2016 to be at a higher level than in the third quarter of fiscal 2016.

Direct costs related to equipment leasing were approximately 28% and 18% of leasing revenues in the three and nine months ended October 31, 2015, respectively. This compares with approximately 16% and 12% for the three and nine months ended October 31, 2014, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. The direct costs in the fiscal 2016 periods reflect the cost to sub-lease certain equipment for specific projects. In recent periods we have, in some cases, sub-leased equipment from another supplier to address temporary equipment needs rather than purchase equipment.

For the three and nine month periods ended October 31, 2015, lease pool depreciation decreased approximately 16% and 14%, respectively, from the same periods in the prior fiscal year. The decrease reflects the lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Seamap

Revenues and cost of sales from our Seamap segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Equipment sales	$9,975	$5,827	$17,363	$20,032
Cost of equipment sales	5,021	2,982	9,036	9,884

Gross profit	$4,954	$2,845	$8,327	$10,148

Gross profit %	50%	49%	48%	51%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. In the three months ended October 31, 2015 we shipped three digital source controller systems, including two that we had previously expected to ship in the second quarter of fiscal 2016. Included in these shipments was the initial delivery of our GunLink 2500 system. In the third quarter of fiscal 2015 we also recognized approximately $1.4 million in revenue pursuant to a commission arrangement from a third party. Under this agreement we were paid a commission related to certain equipment provided to one of our customers by this third party. In the three months ended October 31, 2014, we did not ship any major systems. For the nine months ended October 31, 2015, we have shipped three digital source controllers and two RGPS positioning systems. However, in that period, we did ship a significant order that had been delayed from the fourth quarter of fiscal 2015. This order included a number of items provided by third parties and accordingly carried a lower gross profit margin than our typical orders. In the nine months ended October 31, 2014, we shipped two digital source controller systems and three RGPS positioning systems. The decline in Seamap revenues in the nine months ended October 31, 2015 as compared to the comparable period in fiscal 2015 is due to the differences in shipments of major systems as discussed above and a general decline in demand for spare parts, repairs, support and training. Due to the general decline in marine seismic activity we have experienced a decline in demand for these after-market services. We believe it is likely that this softness in demand will continue throughout the balance of fiscal 2016 and into fiscal 2017. However, we do have certain system deliveries currently scheduled for the fourth quarter of fiscal 2016 and for fiscal 2017.

The gross profit margin from the sale of Seamap equipment varies between the fiscal 2016 and fiscal 2015 periods primarily due to changes in product mix and the effect of the lower margin order in the nine months of fiscal 2016 discussed above. Certain orders delivered in the third quarter of fiscal 2016 were legacy orders from the acquisition of the ION Source Products which carried a lower gross profit than our typical orders. These lower profit margins were offset by the effect of the commission revenues in the third quarter of fiscal 2016 discussed above.

Operating Expenses

General and administrative expenses for the three and nine months ended October 31, 2015 were approximately $4.3 million and $14.2 million, respectively. For the three and nine months ended October 31, 2014, general and administrative expenses totaled approximately $6.2 million and $19.0 million, respectively. The reduction in these expenses reflects significantly lower provisions for incentive compensation, reduced headcount in some locations, reduced salaries or workhours in some locations, as well as the effect of efforts to control such costs in general.

In September 2015, upon the death of our former President and Chief Executive Officer, Billy F. Mitcham, Jr., certain obligations accrued pursuant to his employment contract. The effect of these obligations totals approximately $2.1 million and consists of deferred cash payments to his estate totaling approximately $1.8 million and accelerated vesting of stock-based compensation of approximately $0.3 million.

In the three and nine months ended October 31, 2015, we provided allowances for doubtful accounts receivable in the amount of $600,000 and $1.2 million, respectively. These provisions were made in response to the generally weakening conditions in the energy industry and the potential impact on the ability of our customers to pay amounts due us.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $600,000 and $1.9 million in the three and nine months ended October 31, 2015, respectively, as compared to approximately $654,000 and $1.6 million in the three and nine months ended October 31, 2014, respectively. This increase relates primarily to the amortization of intangible assets related to the ION Source Products we acquired in May of 2014.

Other Income (Expense)

Net interest expense for the three months ended October 31, 2015 was approximately $136,000 as compared to approximately $147,000 for the three months ended October 31, 2014, reflecting lower average borrowings during the fiscal 2016 period. Net interest expense for the nine months ended October 31, 2015 was approximately $523,000 as compared to approximately $347,000 for the nine months ended October 31, 2014. This reflects higher average borrowings including our term loan facility at Seamap and increased costs associated with the facility, including commitment fees and costs.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net expense of approximately $429,000 and $342,000 in the three and nine months ended October 31, 2015, respectively. These net losses in the fiscal 2016 period resulted primarily from the weakening of the Russian ruble versus the U.S. dollar. Other of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net losses of approximately $33,000 and $79,000 in the three months ended October 31, 2015 and the three months ended October 31, 2014, respectively, and net gains of approximately $973,000 and $13,000 in the nine months ended October 31, 2015 and the nine months ended October 31, 2014, respectively.

Provision for Income Taxes

Our tax provision for the three and nine months ended October 31, 2015 indicates effective rates of approximately 11% and 24%, respectively. This differs from the United States statutory rate due to the effect of foreign withholding taxes and a valuation allowance against certain deferred tax assets, offset by lower tax rates in certain foreign jurisdictions. Our tax provision for the three and nine months ended October 31, 2014 indicated higher income tax expense than would have been expected from applying the United States statutory rate to income or loss before income taxes. This was due to the effect of foreign withholding taxes.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our Credit Agreement and our Seamap Credit Facility (as defined below). The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our Credit Agreement, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or equity securities. We have filed with the SEC a registration statement for the issuance of preferred stock. We have not finalized the terms of any such preferred stock or the amount, if any, to be raised for the issuance of these securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$13,899	$16,543
Net cash used in investing activities	(789)	(27,093)
Net cash (used in) provided by financing activities	(13,609)	2,834
Effect of changes in foreign exchange rates on cash and cash equivalents	(110)	1,623

Net decrease in cash and cash equivalents	$(609)	$(6,093)

As of October 31, 2015, we had working capital of approximately $34.8 million, including cash and cash equivalents and restricted cash of approximately $4.6 million, as compared to working capital of approximately $44.1 million, including cash and cash equivalents and restricted cash of approximately $5.4 million, at January 31, 2015. The decrease in working capital resulted primarily from operating activities during the first six months of fiscal 2016.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $13.9 million in the first nine months of fiscal 2016 as compared to approximately $16.5 million in the first nine months in fiscal 2015. The decrease between the two periods resulted primarily from the change in net income between the periods. In the nine months ended October 31, 2015, a significant amount of cash was provided related to decreases in prepaid expenses and other current assets. This relates to the recovery of value added taxes in certain foreign jurisdictions resulting from the importation of equipment.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended October 31, 2015 included purchases of seismic equipment held for lease totaling approximately $2.1 million, as compared to approximately $15.1 million in the nine months ended October 31, 2014. There were immaterial amounts in accounts payable at October 31, 2015 and January 31, 2015 related to lease pool purchases. We expect additions to our lease pool for all of fiscal 2016 to total less than $3.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the nine months ended October 31, 2014, cash used in investing activities included approximately $14.5 million related to the acquisition of the ION Source Products.

In the first nine months of fiscal 2016, proceeds from the sale of lease pool equipment totaled approximately $1.6 million compared to approximately $2.9 million in the first nine months of fiscal 2015. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities in the first nine months of fiscal 2016 consists primarily of $11.5 million of net payments under the Credit Agreement and approximately $2.4 million of payments pursuant to the Seamap Credit Facility. Amounts in the fiscal 2015 period related primarily to borrowings under the Credit Agreement and repurchases of our commons stock. In April 2013, our Board of Directors authorized a share repurchase program for up to 1.0 million shares of our common stock, under which 1.0 million shares were repurchased as of January 31, 2015, and in January 2015 authorized the purchase of an additional 1.0 million shares. We did not repurchase any stock under the more recent program in the nine months ended October 31, 2015. In the nine months ended October 31, 2014, we purchased 852,100 shares of our common stock at a total cost of approximately $9.8 million. We may make such additional purchases from time to time depending on market conditions, operating considerations, our liquidity position and other potential uses of capital.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of October 31, 2015, we had provided stand-by letters of credit totaling approximately $1.4 million under the Credit Agreement and the Seamap Credit Facility, as defined below, related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of October 31 2015, the margins for Eurodollar loans and ABR loans are 2.75% and 1.75%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.50% based on our leverage ratio. As of October 31, 2015, the commitment fee rate is 0.375%.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of October 31, 2015:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended October 31, 2015
Leverage Ratio	Not more than 2.00 to 1.00	1.05 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	4.27 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	0.29 to 1.00

The Leverage Ratio is defined as the ratio of (a) the sum of funded debt, capital lease obligations and letters of credit to (b) Adjusted EBITDA. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA less the sum of (i) income tax expense and (ii) maintenance capital expenditures to (b) Fixed Charges. Fixed Charges is defined as the sum of interest expense and the current portion of long-term debt, excluding amounts due under the Credit Agreement.

In December 2015, we entered into an amendment of the Credit Facility that had the following effects:

•	The maturity of the Credit Facility was extended to August 31, 2017 from August 2, 2016.

•	The total amount available under the Credit Facility, subject to the borrowing base, was reduced to $40.0 million from $50.0 million.

•	The definition of Adjusted EBITDA was amended so as to exclude certain one-time charges, specifically amounts related to the contract settlement arising upon the death of our former President and Chief Executive Officer.

The amendment also contains covenants that limit the use of proceeds from the facility, including letters of credit, to fund or support oil and gas exploration activities within Russia. These provisions could negatively impact our ability to conduct business within Russia.

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

In August 2014, our wholly-owned subsidiary, Seamap Pte Ltd. (“Seamap Singapore”), entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth of S$15 million and a minimum ratio of debt to EBITDA of 125%, both measured as of the end of our fiscal year end. We were in compliance with these financial covenants as of October 31, 2015.

As of December 8, 2015, borrowings of approximately $5.5 million and letters of credit totaling approximately $1.2 million were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $6.0 million and bankers guarantees totaling approximately $250,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility.

We believe that as of October 31, 2015, the borrowing base under the Credit Agreement was sufficient to provide for borrowings of up to $50.0 million. However, the financial covenants of the Credit Agreement provide that total debt, as defined, may not exceed 200% of Adjusted EBITDA for the trailing twelve-month period. For the twelve months ended October 31 2015, Adjusted EBITDA was approximately $13.1 million, indicating total allowable debt of approximately $26.2 million, including amounts outstanding under the Credit Agreement and the Seamap Credit Facility. Accordingly, amounts available to us under the Credit Agreement were limited to approximately $13.8 million as of October 31, 2015. The amount available under the Credit Agreement may change throughout the balance of fiscal 2016 based on the level of Adjusted EBITDA and amounts outstanding under the Credit Agreement and the Seamap Credit Facility. We do not currently foresee the need to utilize the Credit Agreement to the maximum allowable amount.

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of October 31, 2015, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $4.6 million. Approximately $3.9 million may be distributed to the United States in repayment of inter-company obligations as of October 31, 2015 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2015, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.0 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $100,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 64% of our net assets as of October 31, 2015 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of October 31, 2015, there was $5.5 million outstanding under the Credit Agreement and $6.8 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $123,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A.	Risk Factors

Other than the risk factor listed below, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our deferred tax assets may be subject to impairment.

As of October 31, 2015, we had deferred tax assets, net of valuation allowances, of approximately $16.4 million. The majority of this amount relates to net operating loss carryovers and foreign tax credit carryovers in the United States. In order to realize these amounts, we must generate taxable income in the United State in amounts sufficient to utilize those carryovers. Due to our history of producing taxable income in the United States, available tax planning strategies and the carryover periods for these items, we believe that these amounts are realizable. However, should conditions warrant a revision in our assessment of these items, we may be required to provide a valuation allowance related to these assets. This could have a material adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarter ended October 31, 2015, we repurchased no shares of our common stock pursuant to the publicly announced repurchase program. The repurchase program of up to 1,000,000 shares was announced on January 20, 2015 and expires on December 31, 2015. Shares would be purchased in open market transactions within the safe harbor of Exchange Act Rule 10b-18.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

MITCHAM INDUSTRIES, INC.

Date: December 9, 2015	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

10.1	Amended and Restated Employment Agreement, dated as of September 8, 2015, by and between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc’s Current Report on Form 8-K, filed with the SEC on September 14, 2015.	000-25142	10.1

10.2†	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc. and HSBC Bank USA, N.A.

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Guy Malden, Co-Chief Executive Officer, and Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document