Form 10-K
period 2016-01-31
MITCHAM INDUSTRIES INC
filed 2016-04-07
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45,456,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2016
Common Stock, $0.01 par value per share	12,090,476 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2016 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Mitcham Industries, Inc. (“MII”), a Texas corporation, was incorporated in 1987. We provide equipment to the geophysical, oceanographic and hydrographic industries. Headquartered in Huntsville, Texas, we have a global presence with operating locations in Salem, New Hampshire; Calgary, Canada; Brisbane, Australia; Singapore; Ufa, Bashkortostan, Russia; Budapest, Hungary; Lima, Peru; Bogota, Colombia and the United Kingdom. Through our Equipment Leasing Segment, we believe we are the largest independent provider of exploration equipment to the seismic industry. Our worldwide Equipment Manufacturing and Sales Segment includes its Seamap business, which designs, manufactures and sells specialized seismic marine equipment and Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar systems. We operate in two business segments, Equipment Leasing and Equipment Manufacturing and Sales.

Our Equipment Leasing segment is primarily engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, our wholly-owned subsidiaries and our branches in Colombia and Peru. We also sell new and used seismic equipment from time to time. The subsidiaries that conduct our leasing business are Mitcham Canada ULC (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Mitcham Europe Ltd. (“MEL”) and Mitcham Marine Leasing Pte. Ltd. (“MML”).

Our Equipment Manufacturing and Sales segment is engaged in the design, production and sale of marine seismic equipment and oceanographic and hydrographic equipment. The operations of this segment are conducted through our wholly-owned subsidiaries, Seamap (UK) Ltd. (“Seamap UK”) , Seamap Pte. Ltd. (“Seamap Singapore”, and, together with Seamap UK, “Seamap”), Klein and SAP.

We acquired Klein effective December 31, 2015. Accordingly, the operations of Klein did not have a material effect on our consolidated results of operations for the year ended January 31, 2016. Klein has over forty-eight years of experience with the development and manufacture of high performance side scan sonar systems. Our side scan sonar systems are deployed by navies, port authorities, other governmental organizations, marine survey companies and universities worldwide. Klein operates from a single facility in Salem, New Hampshire.

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

Equipment Leasing Segment –

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”) and Geospace Technologies Corporation (“Geospace”). However, we also purchase equipment from a number of other equipment manufacturers. At January 31, 2016, approximately 55% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones, energy source controllers and other peripheral equipment.

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

Equipment Manufacturing and Sales Segment –

Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers “ or “air gun controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. In May 2014, Seamap acquired two product lines from ION Geophysical Corporation (“ION”), Digishot® energy source controllers and Sleeve Gun energy sources. We believe that Seamap is the primary provider of energy source controllers.

Klein primarily designs, manufactures and sells advanced side scan sonar systems and waterside security systems for the oceanographic, hydrographic and defense industries on a world-wide basis. Klein’s family of side scan sonar products are used in a variety of applications including hydrographic surveys, naval mine counter measure operations, search and recovery operations, ocean bottom profiling and other underwater object detection operations.

SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to companies in the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a distributor for a number of manufacturers of products, including Klein and occasionally Seamap.

Seamap and Klein have overlapping customer bases and it is not uncommon for a marine survey vessel to be equipped with products from Seamap and from Klein. We expect that in the future we will have opportunities to package products from Seamap and Klein in response to requests from customers.

The technologies underlying the products of Seamap and Klein are similar, as are the engineering disciplines and challenges. We anticipate significant engineering collaboration between Seamap and Klein and plan to jointly develop new products.

The manufacturing processes of Seamap and Klein are similar. While we expect to maintain separate manufacturing operations, we do believe there will be opportunities for collaboration. Such collaboration might include using common suppliers, outsourcing specific functions between the operations and common support and repair activities.

For information regarding our operating results and total assets by segment, see Note 14 to our consolidated financial statements.

Business Strategy

Our business strategy is to supply technologically advanced equipment solutions to our customers in the seismic, hydrographic, oceanographic and defense industries. To accomplish this, we have identified the following major objectives:

•	Provide short-term rental services for technologically advanced equipment in response to customer demand. We determine the type of equipment to add to our lease pool based on the requirements of our customers. We intend to maintain the size and diversity of our equipment lease pool. We believe that the availability of a large and diverse equipment lease pool encourages seismic data acquisition contractors, oil field service providers and other marine operators to lease, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term leases.

•	Develop and produce specialized equipment for the marine industry. We seek to identify opportunities to develop new product offerings in response to demand from the marine seismic, hydrographic, oceanographic and defense industries. We think this will allow us to leverage our geographic footprint, engineering and manufacturing operations and customer relationships.

•	Maintain diverse international operations. We believe our broad geographic footprint is an important asset. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations. We generally expect to establish any such facilities through a “green field” approach, but we may consider making selective acquisitions from time to time.

•	Maintain relationships with major seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers provide us with access to technologically advanced equipment and allow us to expand our equipment lease pool through favorable pricing and delivery terms. We believe these relationships provide a competitive advantage.

•	Pursue additional business development opportunities. We regularly evaluate opportunities to expand our business activities within the oil service, hydrographic and oceanographic industries. These opportunities could include the introduction of new products or services or the acquisition of existing businesses.

Seismic Technology and the Oil Service Industry

Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. These technologies are also used in mining and civil engineering operations.

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

Side Scan Sonar Technology

A side scan sonar (sound navigation and ranging) system is a specialized system used for detecting objects on the seafloor by transmitting sound energy to the right and left of the host vehicle and processing the return signals (echoes) that have bounced off the seafloor or other bottom objects into two dimensional, photo like, images of the ocean bottom. Basic side scan sonar systems do not provide depth information nor do they penetrate the seafloor bottom. However, side scan sonar models are available that incorporate bathymetry elements (the study of underwater depth of lake or ocean floors). These systems do provide bathymetric (depth) information that is co-registered with side scan data. Sub-seafloor bottom profiling can also be used in concert with side scan sonar technology to look below the seabed into the stratum layers.

Users of side scan sonar technology include governmental and military organizations, port and harbor authorities, fire and police departments, offshore oil and gas operators and contractors, universities and scientific organizations, mining companies, marine survey companies and marine salvage operators. Applications that utilize side scan sonar technology include the following:

•	Preplanned shipping route surveys

•	Mine counter measures and mine-like object detection

•	Environmental assessments

•	Hydrographic surveys

•	Waterside security

•	Dredging operations

•	Pipeline and cable surveys

•	Bridge scour monitoring

•	Search and recovery

•	Underwater construction surveys

•	Pipeline and cable route surveys

•	Marine research

•	Archaeology surveys

•	Marine life and habitat monitoring

•	Mining surveys

•	Treasure hunting

•	Marine salvage operations

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

Our land equipment lease pool includes a total of approximately 290,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), including approximately 90,000 channels of wireless recording equipment. Included in this total is approximately 55,000 stations (165,000 channels) of three-component equipment. Other land equipment in our lease pool includes geophones and cables, heli-picker equipment, batteries and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 12 kilometers of streamers (recording channels that are towed behind a vessel), air guns, streamer-positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 200 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool also includes energy source controllers and RGPS tracking systems that are manufactured by our Equipment Manufacturing and Sales segment. We estimate that as of January 31, 2016, (“fiscal 2016”), 2015 (“fiscal 2015”) and 2014 (“fiscal 2014”) approximately 6.5%, 14.3%, and 28.1%, respectively, of our lease pool equipment was deployed on an active contract.

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

Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand or to declining demand for rental of specific equipment. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $2.2 million, $3.2 million and $6.9 million in each of the three fiscal years ended January 31, 2016, 2015 and 2014, respectively. We typically do not seek to sell our lease pool equipment on a regular basis. However, we will evaluate any opportunities for the sale of equipment from our lease pool and, based upon our evaluation, may sell additional equipment. Such sales of lease pool equipment could be material. Under the terms of our lease agreements, customers are responsible for lost or destroyed equipment. Charges for such lost equipment are at prices specified in the particular lease agreement and are reflected as lease pool equipment sales in the accompanying financial statements.

Other Equipment Sales. The “Other equipment sales” included in our Equipment Leasing segment generally fall into two broad categories:

•	Sales of “heli-pickers” and related equipment. We sell a variety of equipment and supplies utilized in the deployment and retrieval of seismic equipment by helicopter, some of which we produce.

•	Sales of new seismic equipment. On occasion, we will sell new seismic equipment that we acquire from manufacturers in response to a specific demand from a customer. We may provide installation services with some of this equipment.

Equipment Manufacturing and Sales Segment –

Through our Equipment Manufacturing and Sales Segment, which is conducted by Seamap, SAP and Klein, we develop, manufacture and sell a range of proprietary products for the marine seismic, hydrographic, oceanographic and defense industries.

Seamap’s primary products include (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Digishot energy source controller; and (4) Sleeve Gun energy sources. The Digishot and Sleeve Gun product lines were acquired from ION in May 2014. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These include repair services, engineering services, training, field service operations and umbilical terminations.

Marine seismic contractors, geotechnical and hydrographic survey companies are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in deep water marine environments. The customer base for Seamap is generally the same as that for the marine portion of our Equipment Leasing Segment. Seamap’s customers operate in all areas of the world.

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

Klein is a supplier of side scan sonar equipment and waterside security and surveillance systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.

Klein offers an extensive product line of sidescan sonar systems and related products. These products are utilized in a number of applications including portable search and recovery, shallow and deep water surveys, navel mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous service vehicles.

Klein’s HarborGuard® Integrated Waterside Surveillance and Security System (the “HarborGuard system”) combines radar, video and other surveillance technology to provide security for a variety of waterside installations. The HarborGuard system is currently in use by the U.S. Navy for protection of bases and facilities worldwide. In addition, other commercial and local government agencies are using the system for offshore platform, port, harbor and bridge security and surveillance applications.

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

Klein has a number of agreements for the distribution or representation of its products. These agreements are generally cancellable upon a notice period of from one to three months.

Customers, Sales, Backlog and Marketing

Our lease customers generally are seismic data acquisition contractors. We typically have a small number of lease customers, the composition of which changes yearly as leases are negotiated and concluded and equipment needs vary. As of January 31, 2016, we had approximately 26 lease customers with 22 active leases of various lengths, but all for less than a year.

We do not maintain a backlog of orders relating to our Equipment Leasing segment. As of January 31, 2016, our Equipment Manufacturing and Sales segment had a backlog of orders amounting to approximately $8.7 million, compared to $7.7 million as of January 31, 2015. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2017.

We participate in both domestic and international trade shows and expositions to inform the industry of our products and services and we advertise in major trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
United States	$7,316	$12,555	$11,686

United Kingdom / Europe	16,437	17,427	23,456
Canada	1,354	7,376	13,113
Latin America (1)	3,283	12,706	7,529
Asia/South Pacific	16,623	18,407	25,256
Eurasia (2)	3,659	5,853	6,810
Other (3)	3,147	8,822	4,258

Total Non-United States	44,503	70,591	80,422

Total	$51,819	$83,146	$92,108

(1)	Includes Brazil, Colombia, Mexico and Peru
(2)	Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(3)	Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2016	2015	2014
United States	$26,913	$43,541	$42,087

Canada	13,985	22,451	35,931
Australia	2,611	4,600	7,198
Russia	2,026	2,698	2,134
Latin America	3,074	7,519	18,128
Singapore	6,408	6,627	6,451
United Kingdom	96	125	218
Europe	18,403	12,526	17,426

Total Non-United States	46,603	56,546	87,486

Total	$73,516	$100,087	$129,573

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

During fiscal 2016, one customer accounted for approximately 11% of our consolidated revenues. During fiscal 2015 no one single customer accounted for 10% or more of our consolidated revenues. One customer accounted for approximately 22% of our consolidated revenues in fiscal 2014. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A – “Risk Factors.”

Competition

Equipment Leasing –

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

Equipment Manufacturing and Sales –

We compete with a number of other manufacturers of marine seismic, hydrographic and oceanographic equipment. Some of these competitors may have substantially greater financial resources than our own. We generally compete for sales of equipment on the basis of (1) technical capability, (2) reliability, (3) price, (4) delivery terms and (5) service.

Suppliers

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel and Geospace. However, we also acquire lease pool equipment from a number of other suppliers. Management believes that our current relationships with our suppliers are satisfactory and that we will be able to make satisfactory alternative agreements in the event of interruption of supply. For fiscal 2016, 2015 and 2014, approximately 24%, 31%, and 33%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A – “Risk Factors.”

Employees

As of January 31, 2016, we employed approximately 210 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by Seamap utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. In connection with the acquisition of the Digishot and Sleeve Gun product lines from ION in May 2014, we acquired certain United States and foreign patents related to energy source controllers and other technology. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023.

In connection with the acquisition of Klein in December 2015, we acquired certain intellectual property consisting primarily of product designs and trade secrets.

We own intellectual property relating to the design and manufacture of heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.

For additional information regarding the risks associated with our intellectual property, see Item 1A – “Risk Factors.”

Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health, the handling, storage, transportation and disposal of hazardous materials, chemicals and other materials used in our manufacturing processes or otherwise generated from our operations. We have established and implemented environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may, among other things, require the acquisition of permits for air emissions and water discharges resulting from our manufacturing processes, impose specific safety and health criteria addressing worker protection, result in capital expenditures to limit or prevent emissions and discharges, and obligate us to use more stringent precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of injunctive relief. We may be subject to strict joint and several liability as well as natural resource damages resulting from spills or releases of chemicals, or other regulated materials and wastes at our facilities or at offsite locations. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by spills or releases that may affect them. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.

In addition, certain regulations in the United States and foreign jurisdiction address the manner in which certain hazardous materials, such as electric storage batteries can be transported. These regulations may limit our ability, and that of our customers, to transport equipment necessary for seismic operations, particularly by air. These limitations may significantly increase the time and cost required to transport such equipment.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate-change that have the effect of lowering the demand for carbon-based fuels or decreasing the performance of oil or natural gas exploration or production activities by energy companies, could reduce demand for our products and have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident that occurred in April 2010, may delay or decrease the pace of exploration or production activities, which may result in a similar decrease in demand for our products and have a material adverse effect on our business.

We are also subject to federal, state and foreign worker safety and health laws and regulations. These laws and regulations obligate us to organize and/or disclose information about hazardous materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. We do not believe that compliance with existing applicable environmental, worker safety and health laws and regulations will have a material adverse impact on our business; however, we cannot give any assurance that this will continue in the future. For additional information regarding the risk associated with environmental matters, see Item 1A – “Risk Factors.”

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Crude oil prices declined significantly in the second half of calendar 2014, and were negatively affected by a combination of factors, including weakening demand in Europe and Asia, increased production in the United States, and the decision in late November 2014 by the Organization of Petroleum Exporting Countries to keep production levels unchanged. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of oil. Downward pressure on commodity prices has continued in early 2016 and could continue for the foreseeable future. We anticipate our fiscal year ending January 31, 2017 (“fiscal 2017”) will be a challenging year for us, as oil and gas companies continue to make downward revisions to their operating budgets. Therefore, we expect continued pressure on pricing, revenue and operating margins in our oil and gas related business in fiscal 2017. For more information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.” Factors affecting the prices of oil and natural gas include, among other things:

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

In recent years there has been a dramatic decline in the price of oil. This has resulted in a reduction in spending by exploration and production companies, which in turn has adversely affected demand for our services and equipment. Continued depressed commodity prices, or a further decline in existing commodity prices, could adversely affect demand for the services and equipment we provide, and therefore adversely affect our revenue and profitability. Further, perceptions of a long-term decrease in commodity prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our products and services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause impairment of our goodwill or other intangible assets or of our other long-lived assets. Such a potential impairment charge could have a material adverse impact on our operating results.

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

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2016, 2015 and 2014, our single largest customer, accounted for approximately 11%, 9% and 22%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 42% of our consolidated revenues in fiscal 2016. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

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

As of January 31, 2016, we had approximately $30.6 million of customer accounts and contracts receivable, of which approximately $16.0 million was over 90 days past due. For fiscal 2016, 2015 and 2014, we had net charges of approximately $2.2, $2.9 million and $1.0 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

Due to the international scope of our business activities, our results of operations may be significantly affected by currency fluctuations.

Many of our foreign operations are conducted in currencies other than U.S. dollars. Those currencies include the Canadian dollar, the Australian dollar, the Singapore dollar, the Russian ruble, the Euro, and the British pound sterling. These internationally-sourced revenues are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment could not be made in U.S. dollars) and fluctuations.

For example, in connection with the ongoing political turmoil in Ukraine, the United States, the European Union and other countries have imposed significant sanctions measures against Russia targeting the energy, defense and financial sectors of Russia’s economy as well as specific Russian officials and businesses that they own. At least partly due to these sanctions, there has been a dramatic decline in the price for oil, which is a major export for Russia. These current events have negatively affected the Russian economy and have negatively affected the value of the Russian ruble relative to the U.S. dollar. Continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. dollars for financial reporting purposes. Approximately 6.5% of our revenues during fiscal 2016 were attributable to our operations in Russia.

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

For example, approximately 6.5% of our revenues during fiscal 2016 were attributable to our operations in Russia. The ongoing political turmoil in Ukraine along with the response of the Russian, European Union and United States governments to this situation, have the potential to materially adversely affect our operations in Russia. In 2014, in connection with the situation in Ukraine, the United States and the European Union imposed sanctions against Russian officials and businesses that they own, prohibited or restricted the exportation of certain equipment, materials, technology and services to Russia and prohibited certain financial transactions involving Russia. Since that time, the United States has periodically expanded the sanctions to add individuals and entities in Russia and elsewhere as blocked parties or parties with which U.S. persons cannot conduct certain transactions. These actions have limited our ability to conduct business in Russia and with Russian customers. If sanctions are further expanded or if additional sanctions are imposed by the United States or other international interests, such sanctions could materially adversely affect our operations in Russia.

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

We conduct operations on a global scale. For fiscal 2016, 2015 and 2014, approximately 86%, 85%, and 87%, respectively, of our revenues were attributable to operations in foreign countries.

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

Our success is dependent on, among other things, the services of certain key personnel. In September of 2015, Billy F. Mitcham, Jr., our President and Chief Executive Officer, passed away. In Mr. Mitcham’s vacancy, Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, and Guy Malden, Executive Vice President-Marine Systems, assumed the additional roles of Co-Chief Operating Officers and Co-Chief Executive Officers. In these roles, Mr. Capps and Mr. Malden have assumed Mr. Mitcham’s duties and are responsible for all day-to-day operations in close coordination with the Board of Directors. The loss of the services of Mr. Capps or Mr. Malden for an extended period of time or the loss of other personnel could have a material adverse effect on our operations.

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

We periodically assess our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of these assets if the future cash flows anticipated to be generated from the related assets falls below net book value. Declines in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. In fiscal 2016 we recognized a charge for impairment of approximately $3.6 million related to these intangible assets. See the discussion included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Long-Lived Assets.”

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

In recent years, seismic equipment manufacturers have introduced wireless, or cable-free, recording systems. Many seismic contractors believe that wireless recording systems offer significant operational advantages over traditional cable-based systems, particularly in certain environments. Some seismic contractors have made significant investment in wireless technology and have replaced much of their cable-based equipment. Should other contractors take this approach, it could accelerate the obsolescence of much of our lease pool of equipment. As of January 31, 2016, we have approximately 290,000 channels of ground recording equipment in our lease pool, of which approximately 90,000 channels are wireless, or cable-free, systems, manufactured by Sercel, Geospace and others.

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

Our deferred tax assets may be subject to impairment.

As of January 31, 2016 we had deferred tax assets, before valuation allowances of approximately $17.5 million, including approximately $13.5 million in the United States. The majority of these amounts relate to net operating loss carryforwards. In order to utilize these amounts we must generate taxable income in the relevant jurisdictions sufficient to utilize these carryovers. Based on an evaluation of all available positive and negative evidence regarding the likelihood of realizing these deferred tax assets, as of January 31, 2016 we have recorded a valuation allowance of approximately $16.6 million related to the deferred tax assets. See the discussion included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Income Taxes.”

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

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations. The majority of our lease pool equipment is produced by Sercel and has been acquired by us pursuant to a series of agreements. However, all of our agreements with Sercel have terminated. See Item 1 – “Business – Key Supplier Agreements.” For fiscal 2016, 2015 and 2014, approximately 24%, 31% and 33%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. If we are not able to continue our past relationship with Sercel we may not be able to acquire equipment under terms as favorable as in the past, which could adversely affect our future results of operations.

Equipment in our lease pool may be subject to the intellectual property claims of others that could adversely affect our ability to generate revenue from the lease of the equipment.

Certain of the equipment in our lease pool is proprietary to us. Heli-pickers and associated equipment that is manufactured by us is subject to various patents, see Item 1 – “Business – Intellectual Property.” We also have some equipment in our lease pool that is manufactured by Seamap, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

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

In August 2012, ION was found guilty of patent infringement in a suit brought against it by WesternGeco L.L.C. In May 2014, the court entered a final judgment, specifying damages and an injunction. In July 2015, the United States Court of Appeals for the Federal Circuit in Washington, D.C. reversed in part the final judgment, holding the district court erred by including lost profits in the judgment. Litigation on the appeal and final judgment is ongoing. The matters at issue in this case involve certain technology used to steer marine streamers and certain products manufactured and sold by ION. We have owned one of these products in our lease pool;

however, during fiscal 2014 we sold this equipment. It is our understanding that this verdict, if upheld upon appeal, could negatively impact the ability of our customers to utilize the technology at issue and therefore could limit the opportunities for us to include this equipment in our lease pool.

The operations of Seamap and Klein are subject to special risks that could have a material adverse effect on our operations.

The design and manufacturing operations of Seamap are subject to risks not associated with our equipment leasing business. These risks include the following:

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to the public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. In addition the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In the absence of federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In August 2015, the EPA proposed new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45% from 2012 levels by 2025. The EPA is expected to finalize this proposal in 2016. The EPA has also announced that it intends to propose similar standards for existing sources. In addition, the federal Bureau of Land Management has also proposed rules limiting methane emissions from crude oil and natural gas activities on federal lands. These proposals generally include requirements for pneumatic devices and storage tanks to minimize leaks, as well as requirements for a leak detection and repair program. These proposals have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the equipment we provide.

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

Hydraulic fracturing is an important and common practice that involves the injection of water, sand and chemicals under pressure into targeted surface formations to fracture the surrounding rock and stimulate production. We do not perform hydraulic fracturing, but many of our customers use this technique. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel fuels and issued final permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, in April 2015, the EPA proposed to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. At the state level, numerous states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. Moreover, local governments may seek to adopt ordinances within their jurisdiction regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services.

More comprehensive and stringent regulation in the U.S. Gulf of Mexico as a result of the Macondo well oil spill and decommissioning obligations may result in increased costs and delays in offshore oil and natural gas exploration and production operations, which could adversely affect our financial position, results of operations and cash flows.

Subsequent to the Deepwater Horizon incident in April 2010, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) have issued a series of “Notice to Lessees” (“NTLs”) imposing increasingly stringent regulatory requirements and permitting procedures and, at times, issue temporary drilling moratoria, for new wells to be drilled in federal waters of the Outer Continental Shelf. These agencies continue to seek to impose added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico. These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico as well as increase lead times to obtain necessary approvals for offshore operations. Offshore oil and natural gas exploration and production operators, some of whom are our customers, could become subject to fines, penalties or orders requiring them to modify or suspend operations in the Gulf of Mexico if they fail to comply with these requirements. In addition, in response to concerns related to adequate financial assurance to address the decommissioning of offshore oil and gas facilities, the BOEM is in the process of establishing new, more stringent criteria for obtaining waivers from supplemental bonding requirements. As a result, many offshore operators may be forced to post additional bonds or some other form of financial assurance to cover their decommissioning obligations. In addition, decreased commodity prices affecting the value of offshore oil and gas assets my result in sureties demanding the posting of additional collateral to support existing bonds secured by such assets. Increased regulation in these areas could result in decreased offshore oil and gas exploration and development and consequently adversely affect demand for our services and our financial position, results of operation and cash flows.

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

Because we do not currently pay any dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have not paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings attributable to our common stock to support our operations and growth. Any payment of cash dividends on our common stock in the future will be dependent on the amount of funds legally available, our financial condition, capital requirements and other factors that our Board of Directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Although we have no shares of preferred stock outstanding, we have filed with the SEC a registration statement pursuant to which we may offer for sale an undetermined amount of preferred stock. There can be no assurance that the registration statement will be declared effective by the SEC, that we will proceed with the offering, that any such offering would be successful or that we will issue any preferred stock in the future.

We may issue debt or equity securities with rights senior to that of our common stock in liquidation which could dilute or negatively, in the future, affect the value of our common stock.

In order to raise additional capital, in the future, we may issue debt securities or equity securities with a liquidation preference senior to that of our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our common stock. The issuance of these securities could dilute or negatively affect the value of our common stock.

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

Although we have no shares of preferred stock outstanding, we have filed with the SEC a registration statement pursuant to which we may offer for sale an undetermined amount of preferred stock. There can be no assurance that the registration statement will be declared effective by the SEC, that we will issue any preferred stock in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy the following principal facilities, which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property

Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Equipment Manufacturing and Sales

Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing

Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing and Equipment Manufacturing and Sales

Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Equipment Manufacturing and Sales

Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased	Equipment Manufacturing and Sales

Ufa, Bashkortostan, Russia	Office and warehouse	22,600	Leased	Equipment Leasing

Bogota, Colombia	Office and warehouse	23,600	Leased	Equipment Leasing

Budapest, Hungary	Office and warehouse	12,000	Leased	Equipment Leasing

Salem, New Hampshire	Office and warehouse	57,900 (on 23.6 acres)	Owned	Equipment Manufacturing and Sales

We do not believe that any single property is material to our operations and, if necessary, we could readily obtain a replacement facility. Approximately 21,000 square feet of the facility in Salem, New Hampshire is subleased to unrelated third parties.

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

	High	Low
Fiscal Year Ended January 31, 2015:
First Quarter	$15.52	$13.05
Second Quarter	15.80	12.89
Third Quarter	13.82	9.67
Fourth Quarter	10.46	5.14

Fiscal Year Ended January 31, 2016:
First Quarter	$7.92	$4.30
Second Quarter	5.46	3.67
Third Quarter	4.75	3.54
Fourth Quarter	5.00	2.24

As of April 5, 2016, there were approximately 4,000 beneficial holders of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception and our Board of Directors does not contemplate the payment of cash dividends on our common stock in the foreseeable future. In the future, our payment of dividends on our common stock will depend on the amount of funds available, our financial condition, capital requirements and such other factors as our Board of Directors may consider.

Although we have no shares of preferred stock outstanding, we have filed with the SEC a registration statement pursuant to which we may offer for sale an undetermined amount of preferred stock. Should the offering be completed, holders of such preferred stock would be entitled to an undetermined amount of cash dividends payable on a quarterly basis. There can be no assurance that the registration statement will be declared effective by the SEC, that we will proceed with the offering or that any such offering would be successful.

As of January 31, 2016, we had deposits in foreign banks equal to approximately $3.1 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States, if any. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph compares our common stock’s cumulative total shareholder return for the period beginning January 31, 2011 through January 31, 2016, to the cumulative total shareholder return on (i) the S&P’s Smallcap 600 stock index and (ii) an index of peer companies we selected. The cumulative total return assumes that the value of an investment in our common stock and each index was $100 on January 31, 2011, and that all dividends were reinvested.

	1/11	1/12	1/13	1/14	1/15	1/16
Mitcham Industries, Inc.	100.00	199.36	134.48	137.02	50.91	24.77
S&P Smallcap 600	100.00	107.50	124.11	159.41	169.22	161.28
Peer Group	100.00	89.35	92.42	48.28	20.74	5.66

The Peer Company Index consists of: Compagnie Generale de Geophysique (NYSE: CGG), Dawson Geophysical Company (NASDAQ: DWSN) and Ion Geophysical Corp. (NYSE: IO).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2016.

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

	Years Ended January 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$51,819	$83,146	$92,108	$104,685	$112,834
Operating (loss) income	(26,760)	(6,745)	5,805	13,902	34,544
(Loss) income from continuing operations	(27,759)	(9,192)	4,768	17,051	24,321
(Loss) income from continuing operations per common share – basic	(3.22)	(0.74)	0.37	1.34	2.13
Income from continuing operations per common share – diluted	(3.22)	(0.74)	0.36	1.29	2.02
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	3,769	5,359	15,243	15,951	15,385
Seismic equipment lease pool and property and equipment, net	73,516	100,087	129,573	119,608	120,377
Total assets	134,759	179,611	205,419	190,407	198,229
Long-term debt	17,266	23,137	22,125	4,238	12,784
Total liabilities	29,722	33,137	34,971	14,094	42,795
Total shareholders’ equity	105,037	146,474	170,448	176,313	155,434

For fiscal 2016 and 2015, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Leasing and Equipment Manufacturing and Sales. Our equipment leasing operations include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Lima, Peru; Bogota, Colombia; Budapest, Hungary; Singapore and Ufa, Russia. This includes the operations of our MCL, MEL, MML and MSE, our branches in Peru and Colombia and the leasing operations conducted by SAP. Equipment Manufacturing and Sales includes sales of Seamap equipment, sales of Klein equipment and sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Brisbane, Australia, Salem, New Hampshire and in Singapore.

We acquired Klein effective December 31, 2015 and, accordingly our consolidated results of operations for the year ended January 31, 2016 include only one month of operations from Klein, which amounts were not material.

Prior to the acquisition of Klein in December 2015, sales of oceanographic and hydrographic equipment by SAP were included in our leasing segment. Segment operating results for all periods presented have been restated to reflect the revised segment structure.

Management believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management further believes that the performance of our Equipment Manufacturing and Sales segment is indicated by revenues from equipment sales and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Revenues:
Equipment leasing	$26,665	$52,836	$55,549
Equipment manufacturing and sales	25,350	30,872	36,893
Less inter-segment sales	(196)	(562)	(334)

Total revenues	51,819	83,146	92,108

Cost of sales:
Equipment leasing	35,903	43,074	38,772
Equipment manufacturing and sales	13,566	17,223	21,706
Less inter-segment costs	(319)	(405)	(385)

Total direct costs	49,150	59,892	60,093

Gross profit
Equipment leasing	(9,238)	9,762	16,777
Equipment manufacturing and sales	11,784	13,649	15,187
Inter-segment amounts	123	(157)	51

Total gross profit	2,669	23,254	32,015

Operating expenses:
General and administrative	18,966	24,958	23,669
Contract settlement	2,142	—	—
Impairment of intangible assets	3,609	—	—
Provision for doubtful accounts	2,201	2,850	1,048
Depreciation and amortization	2,511	2,191	1,493

Total operating expenses	29,429	29,999	26,210

Operating (loss) income	$(26,760)	$(6,745)	$5,805

EBITDA (1)	$8,686	$27,473	$37,053
Adjusted EBITDA (1)	$13,673	$31,680	$40,491
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net (loss) income	$(38,736)	$(9,192)	$4,768
Interest expense (income), net	725	673	(10)
Depreciation and amortization	32,111	36,986	31,037
Impairment of intangible assets	3,609	—	—
Provision (benefit) provision for income taxes	10,977	(994)	1,258

EBITDA (1)	8,686	27,473	37,053
Non-cash foreign exchange losses	1,057	1,812	—
Stock-based compensation (2)	1,293	1,298	1,143
Contract settlement (2)	1,781	—	—
Cost of lease pool sales	856	1,097	2,295

Adjusted EBITDA (1)	$13,673	$31,680	$40,491

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$15,047	$25,205	$21,215
Stock-based compensation	(1,293)	(1,298)	(1,143)
Provision for doubtful accounts	(2,201)	(2,835)	(1,048)
Provision for inventory allowance	(407)	(8)	60
Changes in trade accounts and contracts receivable	238	(605)	9,142
Interest paid	694	860	342
Taxes paid, net of refunds	1,520	268	215
Gross profit from sale of lease pool equipment	1,384	2,061	4,556
Changes in inventory	(677)	279	2,836
Changes in accounts payable, accrued expenses and other current liabilities	(1,241)	2,303	(100)
Changes in prepaid expenses and other current assets	(4,807)	4,414	1,275
Foreign currency losses, net of gains	(466)	(3,258)	—
Other	895	87	(297)

EBITDA (1)	$8,686	$27,473	$37,053

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation, amortization and impairment. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, certain non-recurring contract settlement costs and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contains financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EDITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
(2)	Non-recurring contract settlement costs of approximately $2.1 million include approximately $1.8 million of deferred cash payments and approximately $300,000 of stock based compensation.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2016 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Equipment Manufacturing and Sales segment. These amounts are carried in our lease pool at the cost to our Equipment Manufacturing and Sales segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements. We occasionally sell new seismic equipment that we acquire from other manufacturers. We produce and sell, as well as lease, equipment used to deploy and retrieve seismic equipment with helicopters.

Within our Equipment Manufacturing and Sales segment, Seamap designs, manufactures and sells a variety of products used primarily in marine seismic applications. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). Klein designs, manufactures and sells side scan sonar systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

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

Business Outlook

The revenues of our Equipment Leasing segment and to a large degree our Equipment Manufacturing and Sales segment are related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and finding and development costs. Land seismic data acquisition activity levels are measured in terms of the number of active recording crews, known as the “crew count,” and the number of recording channels deployed by those crews, known as “channel count.” The level of marine seismic data acquisition activity is indicated by the number of seismic vessels in operation around the world. Because an accurate and reliable census of active crews and active vessels does not exist, it is not possible to make definitive statements regarding the absolute levels of seismic data acquisition activity. Furthermore, a significant number of seismic data acquisition contractors are either private or state-owned enterprises and information about their activities is not available in the public domain.

In recent years there has been a dramatic decline in worldwide oil prices, reaching their lowest levels since 2009. Although prices in recent weeks have increased from pricing lows, much uncertainty remains and many forecasters expect lower oil prices for an extended period of time. In response to this, many oil and gas companies have dramatically reduced exploration budgets. This has in turn resulted in the cancellation or postponement of many seismic exploration projects. In addition, some customers have requested pricing concessions and/or other arrangements designed to reduce their operating costs. Together, reduced activity levels and profit margins have had, and are expected to continue to have, a negative impact on our business. The downturn in seismic exploration activity has resulted in an excess of equipment within the industry, both land and marine. In response to this reduced activity and excess capacity, many seismic contractors are attempting to reduce cost, including, in the case of marine contractors, retiring older vessels and “cold stacking”, or temporarily idling, other vessels. The industry has also experienced consolidation recently, particularly among land contractors. Vessel retirements and consolidation among contractors can have a short-term negative effect on the demand for our services and equipment. However, we believe such actions are beneficial to the industry in general and benefit us in the long-term.

We believe it likely that the recent lower level of oil prices and general slowdown in seismic exploration projects will continue at least through fiscal 2017. Therefore, we expect lower levels of leasing revenue in fiscal 2017 as compared to fiscal 2016. However, we are not able to quantify the magnitude of such reduction at this time. Although we believe the overall level of seismic exploration activity is reduced and much uncertainty remains, we think activity varies among geographic regions. The ultimate impact of the current industry downturn on us will depend upon its length and other factors, many of which remain beyond our control. We do not currently believe this situation will result in any impairment of our lease pool. However, we have recorded impairment of approximately $3.6 million related to intangible assets, as more fully discussed below.

Certain of our customers have experienced delays in payments from their customers or other financial distress. As a result, they have delayed payments to us beyond the originally agreed to terms. We have negotiated extended payment terms or other settlement agreements with some of these customers. In some cases, we have restructured amounts due into secured notes. We have provided an allowance for doubtful accounts for amounts we estimate to be uncollectable. However, further delays in customer payments could have a material adverse effect on our cash flows and financial position.

North America, particularly Canada, appears to be most affected by the recent decline in activity. Industry sources estimate that approximately five land seismic crews operated in Canada during the 2015-2016 winter season, as compared to approximately 15 crews during the 2014-2015 winter season and more than 40 crews during that period four years ago. This is expected to have a material negative effect on our revenues in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016. We expect the level of activity in the United States to remain weak during fiscal 2017, although we are aware of some planned projects which may contribute to our leasing revenues. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

We expect land seismic exploration activity in Latin America to remain subdued during fiscal 2017. We have bid projects scheduled for fiscal 2017, but there is no certainty that those projects will proceed or proceed within the time frames currently anticipated. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. Lower oil prices have introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico. We do not believe that any significant land seismic activity will commence in Mexico during fiscal 2017.

Economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created significant difficulties and uncertainty within the Russian market. As a consequence, many seismic programs scheduled for the 2015-2016 winter season were cancelled. It is uncertain how these factors will impact our business in Russia and the CIS over the balance of fiscal 2017 and beyond. Limitations on our ability to temporarily import equipment into Russia due to the effect of sanctions imposed by the United States and European Union, as well as restrictions under our Credit Agreement, could adversely impact our ability to satisfy the demands of our customers in this region.

Our land leasing activity in Europe has been relatively constant over the past two years. However, overall exploration activity in this region has been impacted by the depressed market conditions within the oil and gas industry. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment.

We believe there are other areas of opportunity for our land leasing business, including the Middle East, North Africa, Asia and the Pacific Rim. We have been active in each of these regions in recent years; however, the level of activity has varied. Based on discussion with our customers and other industry participants, we understand there are significant projects planned in these areas; however, the timing of these projects is uncertain. In addition, there can be no assurance that those projects will proceed or that we will have the opportunity to participate in any such projects.

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. We believe this excess of available equipment will continue into fiscal 2017.

Over the past several months we have seen a softening of demand for downhole seismic tools. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The market for products sold by Seamap is primarily dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. However, these products are also utilized in some cases by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand from Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015 as evidenced by deliveries to new customers in China during fiscal 2016. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic, hydrographic and oceanographic industries.

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

We expect to make additional deliveries to PGS in fiscal 2017 related to new build vessels and the re-equipping of existing vessels. We are also pursuing a number of opportunities in Asia for the equipping of hydrographic and geotechnical survey vessels. Some of these opportunities include products from both Seamap and Klein.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should remain at current depressed levels or decline from current levels, we could see a material change in the level of our business and our income from operations.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we reduced the additions to our lease pool in fiscal 2015 and fiscal 2016. During fiscal 2016, we added approximately $2.4 million of equipment to our lease pool, as compared to approximately $11.8 million in fiscal 2015 and approximately $49.0 million in fiscal 2014. We expect lease pool additions in fiscal 2017 to be at a level similar to that in fiscal 2016. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

We continually monitor the composition of our lease pool in relation to general industry conditions and customer requirements. As a result of this, from time to time we may seek to reduce the amount of certain types of equipment in our lease pool or to completely divest ourselves of certain types of equipment. Sales of lease pool equipment are reflected in our consolidated results of operations as “Lease pool equipment sales”. We also analyze the demand for the types and amount of equipment within various geographic regions and will move equipment among our various locations as warranted.

Historically, there have been two or three primary manufacturers of land seismic equipment. Recently, the industry has seen the emergence of additional entities seeking to introduce new equipment, particularly wireless recording equipment. Accordingly, significant competition among these new and existing manufacturers has developed. This competition has, we believe, led to pricing pressure for the manufacturers of equipment. While we benefit from lower prices for new equipment, this situation has had a negative impact on the pricing for our products and services. We have not been able to determine the magnitude of this impact on our results to date.

Demand for Klein’s products is generally not dependent upon activity within the oil and gas industry. Customers for these products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. We expect sales of Klein products to benefit from the recent and pending introduction of new products and new capabilities within existing products. We expect Klein to contribute in excess of $12.0 million in annual revenues in fiscal 2017.

We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in nine countries. In response to a decline in activity in some regions, we have taken steps to reduce costs such as by reducing personnel. As a result of reduced activity in Latin America, we have decided to close our branch operation in Peru. We believe that all opportunities within that region can be more efficiently managed from our branch in Colombia. We do not believe the impact of this closing will be material to our results of operations. We will continue to monitor our costs in relation to our activity, but at this time we have no plans to eliminate any of our other operating locations. Should industry conditions improve, or should particular opportunities arise, we may seek to expand our operating locations either by establishing “green field” operations or by acquiring other businesses.

A significant portion of our revenues are generated from foreign sources. For fiscal 2016, 2015 and 2014, revenues from international customers totaled approximately $44.5 million, $70.5 million and $80.0 million, respectively. These amounts represent 86%, 85% and 87% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For fiscal 2016 and 2015, we recorded operating losses of approximately $26.8 million and $6.7 million, respectively, compared to operating income of approximately $5.8 million for fiscal 2014. The decrease in fiscal

2016 from fiscal 2015 relates to significantly lower leasing revenue, lower equipment sales, contract settlement costs and impairment of intangible assets. These factors were partially offset by lower lease pool depreciation and general and administrative expenses. The decrease in fiscal 2015 from fiscal 2014 relates primarily to lower equipment sales, higher depreciation expense and higher bad debt expense.

Revenues and Cost of Sales

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Revenues:
Equipment leasing	$23,719	$48,299	$46,756
Lease pool equipment sales	2,239	3,157	6,851
Other equipment sales	707	1,380	1,942

	26,665	52,836	55,549
Cost of sales:
Lease pool depreciation	29,591	34,493	29,663
Direct costs – equipment leasing	4,658	6,689	5,517
Cost of lease pool equipment sales	856	1,097	2,295
Cost of other equipment sales	798	795	1,297

	35,903	43,074	38,772

Gross (loss) profit	$(9,238)	$9,762	$16,777

Gross profit margin	(35)%	18%	30%

Equipment leasing revenues decreased approximately 51% in fiscal 2016 as compared to fiscal 2015. This decrease was due primarily to lower leasing revenues in all geographic regions with the exception of Europe, where revenues increased slightly. Equipment leasing revenues increased approximately 3% in fiscal 2015 as compared to fiscal 2014. This increase was due primarily to higher land leasing revenues in the United States, Latin America, Europe, the Pacific Rim, the Middle East and higher downhole leasing revenues. These increases were partially offset by lower land leasing revenue in Canada and Russia and lower marine leasing revenues.

As discussed previously, seismic exploration activity in the United States has been generally subdued. The decline in fiscal 2016 revenues reflects this decline in activity, particularly in the lower-48 states. Land leasing activity in the United States in fiscal 2015 was significantly above that of fiscal 2014. Our revenues in this region in fiscal 2015 were positively impacted by certain relatively large projects.

Equipment leasing revenues in Latin America decreased in fiscal 2016 as compared to fiscal 2015 after increasing in fiscal 2015 over fiscal 2014 primarily due to the impact of two large projects during fiscal 2015.

European leasing revenues increased slightly in fiscal 2016 over fiscal 2015 despite a general decline in seismic exploration activity. The increase was primarily due to the impact of related projects with one customer that continued for much of the year. Other projects with this customer may continue into fiscal 2017. In fiscal 2015, our revenues from land leasing activity in Europe increased over those in fiscal 2014 as the general level of activity in that region increased.

Our land leasing revenues from other geographic areas, such as the Pacific Rim, Africa and the Middle East all decreased in fiscal 2016 as compared to fiscal 2015 due to the general industry conditions discussed above. Revenues from these areas increased in fiscal 2015 versus fiscal 2014. We believe this increase was the result of increased sales and marketing efforts in this region and with particular customers that are active in that region.

Revenues from our downhole lease business declined in fiscal 2016 as compared to fiscal 2015, reflecting the downturn in the industry and reduced exploration and development expenditures by oil and gas companies. During fiscal 2015 revenues from our downhole leasing business increased from that of the previous year. Contributing to this improvement was increased revenue from projects outside of North America, including Latin America and the Middle East.

Revenues from our marine leasing were relatively consistent in fiscal 2016 as compared to fiscal 2015, yet decreased significantly as compared to fiscal 2014. We believe this decline is due in part to consolidation within the marine seismic industry, which has, in our opinion, resulted in an excess of equipment available in the market. We believe this excess of equipment to be temporary. During fiscal 2014, we sold certain equipment from our marine lease pool as we believed the market for this particular equipment to be declining rapidly. The sale of this equipment did result in a significant gain (see discussion of lease pool equipment sales below); however, the equipment had contributed significant leasing revenues.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. With the recent general decline in demand for equipment, there have been fewer opportunities to sell equipment from our lease pool. Accordingly, revenues from these transactions have declined over the past three years. The gross profit from the lease pool equipment sales amounted to approximately $1.4 million in fiscal 2016, $2.1 million in fiscal 2015, and $4.6 million in fiscal 2014. Often, the equipment that is sold from our lease pool has been held by us, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross profit from the transaction. The amount of the gross profit on a particular transaction varies greatly based primarily upon the age of the equipment.

Occasionally, we sell other seismic equipment that we acquire from other manufacturers. In addition, we regularly sell equipment that we produce for use in deploying and retrieving seismic equipment by helicopter and sell certain ancillary marine equipment. The sale of marine equipment may include associated installation services. The gross loss from other seismic equipment sales amounted to approximately $91,000 in fiscal 2016. The gross profit from other seismic equipment sales amounted to approximately $585,000 in fiscal 2015 and $645,000 in fiscal 2014.

Lease pool depreciation expense for fiscal 2016 amounted to approximately $29.5 million, as compared to approximately $34.4 million in fiscal 2015 and approximately $29.4 million in fiscal 2014. The decrease in fiscal 2016 as compared to fiscal 2015 reflects reduced purchases of lease pool equipment in fiscal 2015 and 2016. The increase in fiscal 2015 over fiscal 2014 reflects lease pool additions made in the fourth quarter of fiscal 2014. We reduced our lease pool additions in fiscal 2015 and fiscal 2016 in response to industry conditions. We anticipate maintaining a low level of lease pool additions in fiscal 2017. Therefore, as existing assets become fully depreciated we expect lease pool depreciation expense to decline. Depreciation of lease pool equipment commences upon its initial deployment on a lease contract and continues uninterrupted from that point, regardless of whether the equipment is subsequently on a lease contract. The equipment is depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from three to seven years. At January 31, 2016, lease pool assets with an acquisition cost of approximately $72.8 million were fully depreciated, yet remained in service. This compares to $66.0 million at January 31, 2015. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

We recorded direct costs related to seismic leasing for fiscal 2016 in the amount of approximately $4.7 million as compared to approximately $6.7 million in fiscal 2015 and approximately $5.5 million in fiscal 2014. These costs as a percentage of leasing revenues for fiscal 2016, 2015 and 2014 are 19.6%, 13.8% and 11.8%, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. However, a portion of these costs are fixed, such as warehouse and employee related expenses. Operating costs in fiscal 2015 increased as a percentage of leasing revenues compared to fiscal 2014 primarily due to costs associated with subleasing certain equipment and the cost to reposition equipment to different geographic regions.

Equipment Manufacturing and Sales

Revenues and cost of sales for our Equipment Manufacturing and Sales segment were as follows:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Revenues:
Seamap	$22,302	$23,805	$25,253
Klein	527	—	—
SAP	2,521	7,067	11,640

	25,350	30,872	36,893
Cost of sales:
Seamap	11,448	11,675	12,653
Klein	247	—	—
SAP	1,871	5,548	9,053

	13,566	17,223	21,706

Gross profit	$11,784	$13,649	$15,187

Gross profit margin	46%	44%	41%

Demand for Seamap’s products is dependent to a significant degree upon offshore oil and gas exploration activity; however, a portion of such demand relates to activity within the hydrographic and geotechnical survey industry. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. Furthermore, some hydrographic survey operators have continued to increase their capacity and upgrade technology. During fiscal 2016 and 2015, Seamap did experience a decline in demand for its products and a delay in the delivery schedule for certain projects as marine contractors revised spending plans in response to the decline in oil prices. However, that decline in demand was partially offset by sales related to the product lines acquired from ION in May 2014 As the installed base of our products has increased there is increased demand for spare parts and repair services. However, as some marine contractors have retired or cold stacked vessels, an excess of equipment has developed. Accordingly, the demand for spare parts and repairs has declined over the past two years. As of January 31, 2016, Seamap had a backlog of approximately $4.4 million, as compared to approximately $7.7 million as of January 31, 2015 and $5.5 million as of January 31, 2014. We expect that all orders included in backlog as of January 31, 2016 will be completed during fiscal 2017. Based on our experience, we do not believe backlog as of a particular date is necessarily indicative of future results. The gross profit generated by sales of Seamap equipment in fiscal 2016, 2015 and 2014 was approximately $10.9 million, $12.1 million and $12.6 million, respectively. The gross profit margin from the sales of Seamap equipment in fiscal 2016, 2015 and 2014 was approximately 49%, 51% and 50%, respectively.

We acquired Klein effective December 31, 2015, accordingly the operating results related to these operations are not material to fiscal 2016. As of January 31, 2016, Klein had a backlog of approximately $4.3 million. We expect essentially all of these orders to be completed during fiscal 2017.

SAP is a distributor and reseller of new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim, including equipment manufactured by Klein and occasionally Seamap. Demand from customers in the Philippines and China, who are most often governmental organizations, has generally been strong over the past three years; however, revenues from year to year can vary significantly due to the timing of discrete orders. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $650,000 in fiscal 2016, $1.5 million in fiscal 2015, and $2.6 million in fiscal 2014, representing gross profit margins of 26%, 22% and 22%, respectively. The changes in gross profit margins between the years reflect changes in product mix from year to year.

Operating Expenses

General and administrative expenses for fiscal 2016 amounted to approximately $19.0 million, compared to approximately $25.0 million and $23.7 million in fiscal 2015 and 2014, respectively. The reduction in fiscal 2016 reflects various cost reduction activities implemented during that year in response to the general downturn in the Company’s business. These initiatives include reduced headcount, reduced working hours in some locations, voluntary salary reductions for certain officers and senior managers, lower incentive compensation and lower travel costs. Partially offsetting these reductions in fiscal 2016 are approximately $360,000 of transaction costs related to the Klein acquisition and approximately $250,000 of general and administrative costs related to Klein that were not present in prior periods. The higher expenses in fiscal 2015 versus fiscal 2014 relates primarily to personnel related costs associated with increased headcount and lower absorption of fixed costs in our manufacturing operation. These increases were partially offset by lower incentive compensation expense.

Due to the decline in seismic exploration activity, we think it now more likely that certain of our customers will encounter financial difficulties and may be unable to fully satisfy their financial obligations to us. Therefore, in fiscal 2016 and 2015, we provided approximately $2.2 million and $2.9 million, respectively, for doubtful accounts. In fiscal 2014, we provided approximately $1.0 million for doubtful accounts receivable in Latin America and Asia. At January 31, 2016 and 2015, we had trade accounts and note receivables over 90 days past due of approximately $16.0 million and $17.1 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2016 and 2015, our allowance for doubtful accounts receivable amounted to approximately $5.8 million and $6.3 million, respectively.

In September 2015, upon the death of our former President and Chief Executive Officer, Billy F. Mitcham, Jr., certain obligations accrued pursuant to his employment contract. The effect of these obligations total approximately $2.1 million and consists of deferred cash payments to his estate of approximately $1.8 million and accelerated vesting of stock-based compensation of approximately $300,000. As of January 31, 2016 approximately $400,000 of the deferred cash payments had been paid to his estate.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2016 and 2015 relates to intangible assets acquired in May 2014 in connection with the ION product lines.

We periodically evaluate the recoverability of our intangible assets. In fiscal 2016, based on the downturn within the seismic industry we conducted an evaluation of the fair value of these assets, including goodwill. Based on this evaluation we have recorded an impairment charge of approximately $3.6 million in fiscal 2016. Approximately $600,000 of this charge relates to intangible assets related to helipicker assets acquired in fiscal 2011 and approximately $3.0 million relates to goodwill associated with Seamap.

Other Income and Expense

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under the Credit Agreement and the Seamap Credit Facility. Interest expense decreased in fiscal 2016 as compared to fiscal 2015 primarily due to lower average borrowings during fiscal 2016. Increased interest expense in fiscal 2015 as compared to fiscal 2014 resulted from higher average borrowings under the Credit Agreement and amounts outstanding under the Seamap Credit Facility.

Other income and expense relates primarily to net foreign exchange losses and gains. These gains and losses resulted primarily from two situations. Certain of our foreign operations have a functional currency of the U.S. dollar yet have cash, accounts receivable and accounts payable denominated in other currencies. These operations generally have net assets denominated in these other currencies. As the U.S. dollar strengthens against these other currencies, a foreign exchange loss arises and vice versa. In fiscal 2016 we recorded foreign exchange gains of approximately $1.3 million related to these situations. In fiscal 2015, we incurred approximately $1.3 million of exchange losses of this nature primarily due to the strengthening of the U.S. dollar versus the Euro and the Colombian Peso. In the second situation, certain of our foreign operations have a functional currency of the local currency yet have cash, accounts receivable and accounts payable denominated in the U.S. dollar. These operations generally have net liabilities denominated in U.S. dollars, including inter-company obligations. In fiscal 2016 and 2015, we incurred approximately $1.1 million and $1.8 million, respectively, of exchange losses of this type, primarily related to the strengthening of the U.S. dollar versus the Russian ruble, Australian dollar, British pound sterling and the Canadian dollar. We believe gains and losses of this type are non-cash items and are considered in our calculation of Adjusted EBITDA. In fiscal 2014 we incurred net exchange gains of approximately $231,000.

Provision for Income Taxes

In fiscal 2016, due to changing economic conditions, we evaluated the recoverability of various deferred tax assets. These deferred tax assets consist primarily of net operating loss carryforwards in various jurisdictions, including the United States. As a result of this evaluation we established a valuation allowance for essentially all deferred tax assets, resulting in an increase in deferred income tax expense of approximately $15.5 million. Additionally, in fiscal 2016 we determined to deduct certain prior year foreign tax credits in our U.S. income tax returns, rather than take such amounts as a credit against future taxes. This change in treatment resulted in an increase in deferred income tax expense of approximately $2.6 million. These items are the primary factors causing our total income tax expense in fiscal 2016, which amounted to approximately $11.0 million, to differ from the expected income tax benefit at the U.S. statutory rate of 34%.

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

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities, the Credit Agreement and the Seamap Credit Facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and from proceeds of our existing working capital facilities, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as to make an acquisition, acquire lease pool assets, or make other investments, we may seek to issue other debt or equity securities. We have filed with the SEC a registration statement pursuant to which we may offer for sale an undetermined amount of preferred stock. Such preferred stock equity issuance, should the offering be completed, (i) would allow for redemption on at our option (even in the event of a change of control), (ii) would not be anticipated to grant holders with voting control of our Board of Directors and (iii) would only provide holders with a conversion option (into common stock) upon a change of control which upon conversion would be subject to a limit on the maximum number of shares of common stock to be issued. There can be no assurance that the registration statement will be declared effective by the SEC, that we will proceed with the offering or that any such offering would be successful.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$15,047	$25,205	$21,215
Net cash used in investing activities	(10,269)	(31,242)	(37,207)
Net cash (used in) provided by financing activities	(5,638)	(5,434)	16,809
Effect of changes in foreign exchange rates on cash and cash equivalents	(546)	1,484	(805)

Net (decrease) increase in cash and cash equivalents	$(1,406)	$(9,987)	$12

As of January 31, 2016, we had working capital of approximately $28.2 million and cash and cash equivalents of approximately $3.8 million, as compared to working capital of approximately $44.1 million and cash and cash equivalents of approximately $5.4 million at January 31, 2015. Our working capital decreased from January 31, 2015 to January 31, 2016 primarily due the net loss for fiscal 2016, the acquisition of Klein and repayments of long-term debt. These items were partially offset by working capital generated by operations.

Cash Flows From Operating Activities. Cash flows provided by operating activities amounted to approximately $15.0 million in fiscal 2016 as compared to approximately $25.2 million in fiscal 2015 and $21.2 million in fiscal 2014. In fiscal 2016, the primary sources of cash provided by operating activities was our net loss of $38.7 million net of non-cash charges, including depreciation, amortization and impairment charges totaling approximately $35.7 million and deferred tax expense of approximately $10.5 million. The net change in other current assets and liabilities increased net cash provided by operating activities for fiscal 2016 by approximately $4.6 million. This change was primarily due to a decrease in prepaid expenses and other current assets of approximately $4.8 million.

Cash Flows From Investing Activities. In fiscal 2016, 2015 and 2014, we acquired approximately $2.4 million, $11.8 million and $49.0 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2016, our accounts payable included approximately $325,000 related to lease pool purchases. As of January 31, 2015, the amount in accounts payable related to lease pool purchases was approximately $72,000, while the comparable amount as of January 31, 2014 was approximately $7.7 million. Additionally, in fiscal 2014, we added approximately $2.0 million of equipment to our lease pool in partial settlement of an account receivable with a customer. This addition did not involve the expenditure of cash on our part. Accordingly, our Consolidated Statements of Cash Flows for fiscal 2016, 2015 and 2014 indicated purchases of equipment held for lease of approximately $2.2 million, $19.4 million and $43.5 million, respectively. We currently estimate that lease pool purchases during fiscal 2017 will be approximately $2.0 million.

In fiscal 2016 we acquired Klein for $10.0 million in cash. During fiscal 2015, we purchased certain product lines from ION for cash of approximately $14.5 million. Both of these acquisitions were financed with cash on hand and proceeds from our revolving credit facility. Subsequent to the completion of the ION transaction, Seamap entered into a $10.0 million term loan facility. We used the proceeds from that facility to repay amounts borrowed under the Credit Agreement, as discussed below. Cash flows from investing activities for each of the fiscal years ended January 31, 2016, 2015 and 2014 reflect proceeds of approximately $2.2 million, $3.2 million and $6.9 million, respectively, from the sale of used lease pool equipment. We generally do not seek to sell our lease pool equipment; however, from time to time we will do so in response to particular customer demand. In determining whether or not to sell lease pool equipment, we weigh expected future leasing revenues from that equipment versus the potential proceeds that may be received upon the sale of the equipment.

Cash Flows From Financing Activities. During fiscal 2016 and 2015, we made net repayment of borrowings under the Credit Agreement of $2.6 million and $5.0 million, respectively. The repayments in fiscal 2016 were net of borrowings of approximately $10.0 million related to the acquisition of Klein in December 2015. In fiscal 2014, we had net borrowings under our revolving credit facility totaling approximately $18.0 million. These proceeds were used primarily to fund the purchase of lease pool equipment. As discussed above, in fiscal 2015 Seamap entered into a term loan facility to partially finance the acquisition of product lines from ION. Proceeds from this facility were $10.0 million. During fiscal 2016 and 2015 we made scheduled prepayments totaling $3.2 million and $800,000, respectively, under the Seamap Credit Facility. In fiscal 2014, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During fiscal 2015, we repurchased 852,100 shares at a cost of approximately $9.8 million, which completed the authorized purchases. In fiscal 2014 we repurchased 147,900 shares at a cost of approximately $2.2 million pursuant to this program. In the fourth quarter of fiscal 2015 our Board of Directors authorized the repurchase of up to an additional 1.0 million shares of our common stock. We did not purchase any shares pursuant to this authorization which has now expired.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. In addition, from time to time we must post bonds in connection with bid, delivery or warranty obligations. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of January 31, 2016, we had provided stand-by letters of credit totaling approximately $840,000 under the Credit Agreement and the Seamap Credit Facility related to such obligations.

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

On December 7, 2015, we entered into an amendment (the “Third Amendment”) to the Company’s existing credit agreement with HSBC. Pursuant to the terms of the Third Amendment (a) the maturity of the Credit Agreement was extended to August 31, 2017 from August 2, 2016; (b) the maximum amount available under the Credit Agreement was reduced to $40.0 million from $50.0 million and (c) the definition of Adjusted EBITDA was amended to exclude up to $1.8 million of charges related to the termination of the employment agreement of the Company’s late President and Chief Executive Officer. The Third Amendment also imposes certain restrictions on the use of proceeds of the Credit Agreement in countries subject to economic sanctions by the United States and other countries, including those imposed on Russia.

In February 2016, we unilaterally reduced the commitment under the Credit Agreement to $30.0 million, from $40.0 million by giving notice to the bank. We do not anticipate needs for amounts beyond $30.0 million and do not believe we could incur debt beyond that amount without violating certain covenants of the Credit Agreement. Therefore, we reduced the commitment, as is our right under the provisions of the Credit Agreement, in order to avoid commitment fees on amounts we are unlikely to utilize.

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of January 31, 2016, the margins for Eurodollar loans and ABR loans were 3.25% and 2.25%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of January 31, 2016, the commitment fee rate was 0.50%.

Amounts available under the Credit Agreement are subject to a borrowing base which is determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. We believe that as of April 7, 2016, the full $30.0 million, less any amounts outstanding, is available to us. The Credit Agreement is secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement. As indicated by the following chart, we were in compliance with all financial covenants as of January 31, 2016:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended January 31, 2016
Leverage Ratio	Not more than 2.00 to 1.00	1.11 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	3.00 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	0.18 to 1.00

As of April 4, 2016 borrowings of approximately $14.0 million and letters of credit totaling approximately $800,000 were outstanding under the Credit Agreement.

In August 2014, Seamap Singapore entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million uncommitted revolving credit facility, and a $2.0 million uncommitted banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth and a minimum ratio of EBITDA to debt, both as defined in the agreement.

As indicated by the following chart, we were in compliance with all financial covenants as of January 31, 2016:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended January 31, 2016
Shareholder’s Equity	Not less than S$15.0 million	S$36.3 million

EBITDA to Debt Ratio	Not less than 1.25 to 1.00	1.56 to 1.00

As of April 4, 2016, borrowings of approximately $5.2 million and letters of credit totaling approximately $40,000 were outstanding under the Seamap Credit Facility.

Our average borrowing levels under the Credit Agreement, Predecessor Credit Agreement and the Seamap Credit Facility for fiscal 2016, 2015 and 2014 were approximately $17.6 million, $26.3 million and $5.0 million, respectively.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$20,484	(1)	$3,218	$17,266	$—	$—
Operating leases	3,449		1,427	1,680	335	7
Other obligations	1,400		700	700	—	—
Purchase obligations	3,909		3,909	—	—	—

Total	$29,242		$9,254	$19,646	$335	$7

(1)	Amount does not include interest of approximately $800,000 that would be incurred if this amount were outstanding through the term of the Credit Agreement.

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

We have determined that the undistributed earnings of our foreign subsidiaries, other than our branch operations in Colombia and Peru, through January 31, 2016, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries and the acquisition of businesses such as the ION product lines. As of January 31, 2016, we estimate that these undistributed earnings amount to approximately $65.0 million and that the distribution of these earnings would result in additional taxes of approximately $ 4.2 million.

As of January 31, 2016, we had deposits in foreign banks equal to approximately $3.1 million. Approximately $3.1 million of these deposits can be distributed to the United States to repay inter-company indebtedness and therefore do not result in any of the adverse tax consequences discussed above.

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

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. As of January 31, 2016, the average age of our accounts receivable was approximately 91 days. Based on our view of general industry conditions and the specific customer factors discussed above, in fiscal 2016 we provided an allowance for doubtful accounts of approximately $2.2 million.

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

We carry our amortizable intangible assets at cost, net of accumulated amortization. Amortization is computed on a straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base) over the estimated life of the asset. Currently, patents are amortized over 8 to 9-year period, proprietary rights are amortized over a 10 to 15-year period, customer relationships are amortized over an 8-year period, and covenants-not-to-compete are amortized over a three-year period. The basis for the proprietary rights and customer relationships lives are generally based upon the results of valuation reports commissioned from third parties. Patents are amortized over their remaining term. Covenants-not-to-compete are amortized over the term of the contract.

We annually assess our lease pool equipment for potential impairment. The assessment determines if, in our opinion, events or changes in circumstances have occurred that would indicate the carrying value of the asset may not be recoverable. Such events or changes in circumstances might include the following:

•	A significant decrease in the market price of the asset;

•	A significant adverse change in the extent or manner in which the assets are being used or in their physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of the assets;

•	A current period operating or cash flow loss, a history of operating or cash flow losses or a projection of continuing losses associated with the use of the assets; and

•	A current expectation that it is more likely than not that the assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life.

If there is an indication of possible impairment, we test the assets for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows expected to be generated by our lease pool assets to their total carrying value. Considering the general industry downturn and the factors noted above, we performed a test for recoverability as of January 31, 2016. We determined that despite recent declines in the overall business environment, there was no impairment of our lease pool assets. See Item 1A – “Risk Factors”, and note 8 to our consolidated financial statements.

Goodwill and Other Intangible Assets

Certain identifiable intangible assets, including certain patent rights, trade names and customer relationships, relate to our leasing business, primarily in Canada. Due to the downturn in our business in that area we determined that the remaining carrying value of those intangible assets exceeded their fair value. Accordingly, as of January 31, 2016 we recorded a valuation allowance of approximately $600,000 which represented the remaining carrying value of those assets.

Remaining intangible assets, including goodwill, relate to our Equipment Manufacturing and Sales segment, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB Accounting Standards Codification Topic (ASC) 350, we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. We formally evaluate the carrying value of our goodwill for impairment as of January 31 for each of our reporting units. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine if it is more likely than not that a reporting unit’s fair value exceeds its carrying value. If we are unable to conclude qualitatively that is more likely than not that a reporting unit’s fair value exceeds its carrying value, then we use a two-step quantitative assessment of fair value of a reporting unit. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists a possibility of impairment of goodwill. Any impairment related to goodwill is measured in two steps by first allocating the fair value of the reporting unit to net assets and liabilities to determine the implied carrying value of goodwill. The implied carrying value of goodwill is then compared to the carrying value of the goodwill. Any excess of carrying value over implied carrying value is recorded as an impairment loss.

As of January 31, 2016 we concluded, based on qualitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was not more than its fair value, as Klein had been acquired effective December 31, 2015 and no events or changes in circumstances had occurred that indicated potential impairment.

As of January 31, 2016 we concluded, based on qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was more than its fair value. We therefore conducted a quantitative assessment as discussed above. Based on this quantitative assessment, we recorded an impairment loss of $3.0 million related to the Seamap reporting unit.

Our quantitative assessment requires significant judgment and is based upon our internal forecasts and comparisons to the publicly available valuations of what we believe to be comparable companies. Our internal forecasts include assumptions about market and economic conditions. If our estimates or related projections associated with the reporting units significantly change in the future, or if we use different comparable companies, we may be required to record further impairment charges. If the operational results of our reporting units are worse than expected or if economic conditions deteriorate, the fair value of our reporting units will be adversely affected.

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

•	taxable income projections in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of the expiration of deferred tax assets without realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

In determining the valuation allowance, we considered the following positive indicators:

•	our history of taxable income in certain jurisdictions;

•	the cyclical nature of the energy industry in general and the seismic industry in particular;

•	specific tax planning strategies that will produce additional taxable income;

•	the carryover periods for certain tax benefits; we noted in particular that the loss carryover period in the United States is 20 years and the carryover period for tax credit carryforwards is 10 years;

•	no tax benefits are expected to expire prior to 2025;

•	we do not have a history of tax benefits expiring without being utilized; and

•	our existing customer relationships.

We also considered the following negative indicators:

•	our recent losses within certain jurisdictions, including the United States, Canada and the United Kingdom;

•	the recent decline in worldwide oil prices;

•	the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.

Based on our evaluation of the evidence, as of January 31, 2016 we have provided the following approximate valuation allowances against deferred tax assets in various jurisdictions (in thousands):

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset

United States	$13,533	$(13,533)	$—

Australia	978	—	978

Hungary	398	(398)	—

Canada	1,513	(1,513)	—

United Kingdom	1,203	(1,203)	—

The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of such loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward in 2025, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we must generate taxable income of approximately $40.0 million.

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

Stock-Based Compensation

Stock-based compensation expense is recorded based on the grant date fair value of share-based awards. Determining the grant date fair value requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our common stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options or shares that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Stock-based compensation expense could be different if we used different models to calculate the variables.

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

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2016, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.7 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $170,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 43% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2016, the U.S. dollar generally decreased in value versus the above currencies. As a result of this decline, we have recognized a decrease of approximately $3.6 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Euro, Russian Ruble and the Australian dollar. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Other Income and Expense.”

Interest Rate Risk

As of January 31, 2016, there was approximately $20.4 million outstanding under our credit agreements. These agreements contain a floating interest rate based on the Eurodollar rate or the prime rate. Our average borrowing rate was 3.96% as of January 31, 2016. Assuming the outstanding balance remains unchanged, a change of 100 basis points in this rate would result in an increase in annual interest expense of approximately $204,000. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under this debt agreement, we do not believe such arrangements to be cost effective.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2016 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Management excluded from its assessment of internal controls over financial reporting the Klein acquisition, which closed in the fourth quarter of 2016 and constitute 10.2% of total assets and 1.0% of revenues of the consolidated financial statements amounts as of and for the year ended January 31, 2016. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Klein Acquisition

Because the Klein acquisition was completed in the fourth quarter of 2016, management did not include the internal control processes for this related entity in its assessment of internal control over financial reporting at January 31, 2016. See more details below relating to the exclusion of this acquisition from Management’s Report on Internal Control Over Financial Reporting. Additionally, this acquisition is excluded from the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits to this report. Management will include all aspects of internal controls for this acquisition in its fiscal 2017 assessment. The Klein acquisition represents 10.2% of our total assets at January 31, 2016 and 1.0% of our total revenues for the year ended January 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2016.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January  31, 2016.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed

(1)	Financial Statements

The financial statements filed as part of this Form 10-K are listed in “Index to Consolidated Financial Statements” on page F-l.

(3)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts.

(4)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of April 2016.

MITCHAM INDUSTRIES, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President-Finance,
Chief Financial Officer and Director
(Co-Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ GUY MALDEN Guy Malden	Co-Chief Executive Officer, Executive Vice President – Marine Systems (Co-Principal Executive Officer)	April 7, 2016

/s/ ROBERT P. CAPPS Robert P. Capps	Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director (Co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 7, 2016

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 7, 2016

/s/ THOMAS GLANVILLE Thomas Glanville	Director	April 7, 2016

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 7, 2016

/s/ MARCUS ROWLAND Marcus Rowland	Director	April 7, 2016

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (collectively the “Company”), as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Houston, Texas

April 7, 2016

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,769	$5,175
Restricted cash	—	184
Accounts and contracts receivable, net of allowance for doubtful accounts of $5,821 and $6,339 at January 31, 2016 and January 31, 2015, respectively	19,775	27,332
Inventories, net	12,944	11,451
Prepaid income taxes	2,523	1,018
Deferred tax asset	—	2,427
Prepaid expenses and other current assets	1,685	6,562

Total current assets	40,696	54,149
Seismic equipment lease pool and property and equipment, net	73,516	100,087
Intangible assets, net	10,466	10,831
Goodwill	4,155	5,594
Deferred tax asset	586	8,922
Long-term receivables	4,972	—
Other assets	368	28

Total assets	$134,759	$179,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,543	$2,399
Current maturities—long-term debt	3,218	3,218
Deferred revenue	326	710
Accrued expenses and other current liabilities	5,369	3,673

Total current liabilities	12,456	10,000
Long-term debt, net of current maturities	17,266	23,137

Total liabilities	29,722	33,137
Commitments and contingencies (Note 12, 16 and 17)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 20,000 shares authorized; 14,019 and 14,012 shares issued at January 31, 2016 and January 31, 2015, respectively	140	140
Additional paid-in capital	120,664	119,787
Treasury stock, at cost (1,928 and 1,928 shares at January 31, 2016 and 2015, respectively)	(16,854)	(16,851)
Retained earnings	13,188	51,924
Accumulated other comprehensive loss	(12,101)	(8,526)

Total shareholders’ equity	105,037	146,474

Total liabilities and shareholders’ equity	$134,759	$179,611

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2016	2015	2014
Revenues:
Equipment leasing	$23,710	$48,298	$46,756
Lease pool and other equipment sales	2,946	4,538	8,793
Equipment manufacturing and sales	25,163	30,310	36,559

Total revenues	51,819	83,146	92,108

Cost of sales:
Direct costs—equipment leasing	4,658	6,689	5,517
Direct costs—lease pool depreciation	29,462	34,399	29,412
Cost of lease pool and other equipment sales	1,654	1,891	3,591
Cost of equipment manufacturing and sales	13,376	16,913	21,573

Total cost of sales	49,150	59,892	60,093

Gross profit	2,669	23,254	32,015

Operating expenses:
General and administrative	18,966	24,958	23,669
Provision for doubtful accounts	2,201	2,850	1,048
Contract settlement	2,142	—	—
Impairment of intangible assets	3,609	—	—
Depreciation and amortization	2,511	2,191	1,493

Total operating expenses	29,429	29,999	26,210

Operating (loss) income	(26,760)	(6,745)	5,805
Other income (expense):
Interest income	14	229	304
Interest expense	(739)	(902)	(314)
Other, net	(274)	(2,768)	231

Total other income (expense)	(999)	(3,441)	221

(Loss) income before income taxes	(27,759)	(10,186)	6,026
(Provision for) benefit from income taxes	(10,977)	994	(1,258)

Net (loss) income	$(38,736)	$(9,192)	$4,768

Net (loss) income per common share:
Basic	($3.22)	($0.74)	$0.37

Diluted	($3.22)	($0.74)	$0.36

Shares used in computing (loss) income per common share:
Basic	12,041	12,479	12,763

Diluted	12,041	12,479	13,177

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended January 31,
	2016	2015	2014
Net (loss) income	$(38,736)	$(9,192)	$4,768

Change in cumulative translation adjustment	(3,575)	(6,638)	(10,069)

Comprehensive loss	$(42,311)	$(15,830)	$(5,301)

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Years Ended January 31, 2014, 2015 and 2016
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, January 31, 2013	13,763	$138	$116,506	$(4,860)	$56,348	$8,181	$176,313
Net income	—	—	—	—	4,768	—	4,768
Foreign currency translation	—	—	—	—	—	(10,069)	(10,069)
Issuance of common stock upon exercise of options	91	1	512	—	—	—	513
Restricted stock issued	53	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	(15)	—	—	(15)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	(5)	—	—	—	(5)
Purchase of common stock	—	—	—	(2,200)	—		(2,200)
Stock-based compensation	—	—	1,143	—	—	—	1,143

Balances, January 31, 2014	13,907	139	118,156	(7,075)	61,116	(1,888)	170,448
Net loss	—	—	—	—	(9,192)	—	(9,192)
Foreign currency translation	—	—	—	—	—	(6,638)	(6,638)
Issuance of common stock upon exercise of options	65	1	333	—	—	—	334
Restricted stock issued	40	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	(14)	—	—	(14)
Purchase of common stock	—	—	—	(9,762)	—	—	(9,762)
Stock-based compensation	—	—	1,298	—	—	—	1,298

Balances, January 31, 2015	14,012	140	119,787	(16,851)	51,924	(8,526)	146,474
Net loss	—	—	—	—	(38,736)	—	(38,736)
Foreign currency translation	—	—	—	—	—	(3,575)	(3,575)
Restricted stock issued	7	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	(3)	—	—	(3)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	(416)	—	—	—	(416)
Stock-based compensation	—	—	1,293	—	—	—	1,293

Balances, January 31, 2016	14,019	$140	$120,664	$(16,854)	$13,188	$(12,101)	$105,037

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(38,736)	$(9,192)	$4,768
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,111	36,986	31,037
Stock-based compensation	1,293	1,298	1,143
Impairment of intangible assets	3,609	—	—
Provision for doubtful accounts, net of charge offs	2,201	2,835	1,048
Provision for inventory obsolescence	407	8	(60)
Gross profit from sale of lease pool equipment	(1,384)	(2,061)	(4,556)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	—	5
Deferred tax expense (benefit)	10,309	(3,237)	(2,204)
Changes in non-current income taxes payable	—	—	32
Foreign exchange losses net of gains	466	3,258	—
Changes in:
Trade accounts and contracts receivable	(238)	605	(9,142)
Inventories	677	(279)	(2,836)
Income taxes receivable and payable	(1,716)	1,701	3,215
Accounts payable, accrued expenses and other current liabilities	1,241	(2,303)	100
Prepaids and other current assets, net	4,807	(4,414)	(1,335)

Net cash provided by operating activities	15,047	25,205	21,215

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(2,173)	(19,449)	(43,509)
Acquisition of businesses	(10,000)	(14,500)	—
Purchases of property and equipment	(336)	(451)	(549)
Sales of used lease pool equipment	2,240	3,158	6,851

Net cash used in investing activities	(10,269)	(31,242)	(37,207)

Cash flows from financing activities:
Net (payments on) proceeds from revolving line of credit	(2,600)	(5,000)	18,000
Payments on borrowings	(3,217)	(893)	(136)
Proceeds from term loan	—	10,000	—
Net proceeds from (purchases of) short-term investment	182	(99)	652
Proceeds from issuance of common stock upon exercise of options	—	320	498
Purchase of treasury stock	(3)	(9,762)	(2,200)
Excess tax benefit from exercise of non-qualified stock options	—	—	(5)

Net cash (used in) provided by financing activities	(5,638)	(5,434)	16,809
Effect of changes in foreign exchange rates on cash and cash equivalents	(546)	1,484	(805)

Net (decrease) increase in cash and cash equivalents	(1,406)	(9,987)	12
Cash and cash equivalents, beginning of year	5,175	15,162	15,150

Cash and cash equivalents, end of year	$3,769	$5,175	$15,162

The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization—Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2016 and 2015 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance is recognized as incurred.

Revenue Recognition of Equipment Sales—Revenues and cost of sales from the sale of equipment are recognized upon acceptance of terms and when delivery has occurred, unless there is a question as to collectability. In cases where the equipment sold is manufactured by others, the Company reports revenues at gross amounts billed to customers because the Company: (a) is the obligor in the sales arrangement; (b) has full latitude in pricing the product for sale; (c) has general inventory risk should there be a problem with the equipment being sold to the customer or if the customer does not complete payment for the items purchased; (d) has discretion in supplier selection if the equipment ordered is not unique to one manufacturer; and (e) assumes credit risk for the equipment sold to its customers.

Revenue Recognition of Long-term Projects—From time to time, SAP and Klein enter into contracts whereby they assemble and sell certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months. Revenue and costs related to these contracts are accounted for under the percentage of completion method, based on estimated physical completion.

Revenue Recognition of Service Agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases, the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for each of the three years ended January 31, 2016 were not material. Due to immateriality, service revenues are not presented separately in the financial statements.

Contracts Receivable—In connection with the sale of seismic equipment, the Company will, from time to time, accept a contract receivable as partial consideration. These contracts bear interest at a market rate and generally have terms of less than two years and are collateralized by a security interest in the equipment sold.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

Seismic Equipment Lease Pool—Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to ten years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on the Company’s books. The Company removes from its books the cost and accumulated depreciation of fully depreciated assets that are not expected to generate future revenues. Depreciation of equipment commences upon its initial deployment on a lease contract and continues uninterrupted from that point, regardless of whether the equipment is subsequently on a lease contract.

Property and Equipment—Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the related estimated useful lives. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years. Leasehold improvements are amortized over the shorter of the realized estimated useful life or the life of the respective leases. No salvage value is assigned to property and equipment.

Intangible Assets—Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base) over the estimated life of the asset. Proprietary rights developed technology and amortizable trade names are amortized over a 10 to 15-year period. Customer relationships are amortized over an 8-year period. Patents are amortized over an 8 to 9-year period.

Impairment—The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2016, 2015 and 2014, warranty expense was not material.

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

The weight given to the potential effect of positive and negative evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion of, or all of, the deferred tax asset. The more significant types of evidence considered include the following:

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, valuation of assets acquired and liabilities assumed in business combinations impairment of fixed assets and intangible assets and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist of accounts and contracts receivable, accounts payable and amounts outstanding under our credit facilities. Due to the short maturities of these financial instruments and the variable rates under our credit agreements, the Company believes that their fair value approximates their carrying amounts.

The Financial Accounting Standards Board (FASB) has issued guidance on the definition of fair value, the framework for using fair value to measure assets hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•

Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current and contractual prices for the underlying instruments, as well as other relevant economic measures.

•

Level 3: Defined as pricing inputs that are unobservable form objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company measures the fair values of goodwill, intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value goodwill, intangibles and other long-lived assets as of January 31, 2016. See Notes 7 and 8 to our consolidated financial statements.

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

Change in Functional Currency—Effective February 1, 2014, MML, MEL, Mitcham Holdings, Ltd. (“MHL”) and our branch operation in Colombia changed their functional currency to the U.S. dollar from their local currencies. At that time it was determined that the economic environment had changed for these entities due to the following factors:

•	The majority of customer contracts and cash receipts would be from that point forward denominated in U.S. dollars

•

The majority of costs from that point forward would consist primarily of purchases and the sub-lease of equipment from related entities. All such inter-company transactions are denominated in U.S. dollars.

•	Financing of these entities would be provided through inter-company borrowing arrangements that are denominated in U.S. dollars.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

Earnings Per Share—Net income per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2016, 2015 and 2014, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Stock options	13	223	389
Restricted stock	46	26	25

Total dilutive shares	59	249	414

Anti-dilutive weighted average shares of potential common stock of 501,000 for the fiscal year ended January 31, 2014 have been excluded from the effect of dilutive shares. For the fiscal years ended January 31, 2016 and 2015, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

2. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-9 will be effective during the fiscal year ended January 31, 2018. The Company is currently evaluating the impact of ASU No. 2016-9 on its financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-2, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. ASU No. 2016-2 will be effective during the fiscal year ended January 31, 2019. The Company is currently evaluating the impact of ASU No. 2016-2 on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: (Topic 740), requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Effective

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets are classified as long-term assets as of January 31, 2016 in the accompanying Consolidated Balance Sheets. Amounts for prior periods have not been restated. The provisions of this pronouncement have been adopted in order to simplify the presentation of deferred income taxes.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: (Topic 805), to provide guidance on the simplification of the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment further requires presentation separately on the face of the income statement or disclosure in the notes to the financial statements of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 will be effective during the fiscal year ended January 31, 2017. The Company does not believe the adoption will have a material effect on its financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: (Topic 330), to provide guidance on measurement of inventory. ASU 2015-11 requires that inventories utilizing the first-in, first-out (FIFO) method be measured at lower of cost or net realizable value. ASU 2015-11 will be effective during the fiscal year ended January 31, 2018. The Company does not believe the adoption will have a material effect on its financial statements.

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

3. Acquisition

In December 2015, the Company purchased Klein, a designer, manufacturer and worldwide distributor of sonar and waterside security systems to military and commercial customers, for $10 million in cash. Klein’s product lines consist of single and multi-beam side scan sonar systems. The Company made this acquisition to expand the product offerings available to customers, gain access to additional technology, expand the markets in which it operates and to reduce the Company’s dependence on the cyclical energy industry.

The Company estimated fair values for assets acquired utilizing management estimates with the assistance of an independent appraisal firm. The value of tangible property was estimated using a combination of cost and sales comparison approaches. The value of identifiable intangible assets was estimated generally using an income

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

approach. This approach utilized inputs that are not observable in the market and thus represents a Level 3 fair value measurement. Key assumptions include management’s estimates of revenue and costs associated with various intangible assets and the discount rate applied to those revenues and costs.

The following is a summary of the amounts recognized for assets acquired and liabilities assumed at the date of acquisition (in thousands):

Working capital	$2,572
Property, plant and equipment	3,416
Intangible assets	2,350
Goodwill	1,662

Intangible assets include trade names of approximately $760,000, which have an indefinite useful life and are not amortizable. The weighted average useful life of other acquired intangibles is 9.5 years.

The goodwill associated with this acquisition is deductible for tax purposes.

Revenue and net income for Klein were $533,000 and $5,000, respectively, for the month ended January 31, 2016. The operations of Klein are included in our Equipment Manufacturing and Sales segment.

Pro Forma Results of Operations

The following consolidated pro forma results of operations for the years ended January 31, 2016 and 2015 assumes the acquisition of Klein occurred as of the beginning of those periods and reflects the full results of operations for the periods presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future.

	Years Ended January 31,
(In thousands, except per share amounts)	2016	2015
	(unaudited)
Revenues	$59,702	$91,347
Net loss	$(38,987)	$(9,675)
Loss per share:
Basic	$(3.24)	$(0.78)
Diluted	$(3.24)	$(0.78)

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2016, 2015 and 2014 were as follows (in thousands):

	Years Ended January 31,
	2016	2015	2014
Interest paid	$694	$860	$342
Income taxes paid, net	1,520	268	215
Seismic equipment purchases included in accounts payable at year-end	325	72	7,707

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2016	2015
Raw materials	$7,314	$6,718
Finished goods	4,967	4,466
Work in progress	1,563	1,017

Cost of inventories	13,844	12,201
Less allowance for obsolescence	(900)	(750)

Net inventories	$12,944	$11,451

In December of 2015, the Company acquired $3.3 million of inventory in connection with the purchase of Klein. See Note 3 to our consolidated financial statements.

6. Accounts and Contracts Receivables

Accounts and contracts receivables consisted of the following (in thousands):

	As of January 31,
	2016	2015
Accounts receivable	$27,691	$30,032
Contracts receivable	2,877	3,639

	30,568	33,671
Less long-term portion	(4,972)	—

Current accounts and contracts receivable	25,596	33,671
Less allowance for doubtful accounts	(5,821)	(6,339)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$19,775	$27,332

Contracts receivable consisted of $2.9 million and $3.6 million, due from three customers as of January 31, 2016 and 2015, respectively. The balance of contracts receivable at January 31, 2016 and 2015 consisted of contracts bearing interest at an average rate of approximately 4.1% and 1.9% respectively and with remaining repayment terms from one to 17 months and one to ten months, respectively. These contracts are collateralized by the equipment sold. As of January 31, 2016, the Company has entered into structured payment arrangements with four customers, which extend the payment of their accounts and contracts receivable balances resulting in

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

long-term accounts receivable with two customers totaling $3.7 million and long-term contracts receivable with two customers totaling $1.3 million. Payments terms for long-term receivables are structured to be completed by the end of fiscal 2018.

7. Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2016	2015
Recording channels	$127,202	$137,627
Other peripheral equipment	103,721	105,584

Cost of seismic equipment lease pool	230,923	243,211

Land and buildings	3,375	366
Furniture and fixtures	9,405	9,399
Autos and trucks	694	722

Cost of property and equipment	13,474	10,487

Cost of seismic equipment lease pool and property and equipment	244,397	253,698
Less accumulated depreciation	(170,881)	(153,611)

Net book value of seismic equipment lease pool and property and equipment	$73,516	$100,087

As of January 31, 2016, the Company completed an annual review of long-lived assets using Level 3 inputs by comparing undiscounted future cash flows to be generated by our lease pool assets to the carrying value of our lease pool assets noting that the undiscounted cash flows exceeded their carrying value and no impairment has been recorded.

Location of seismic equipment lease pool and property and equipment (in thousands):

	As of January 31,
	2016	2015
United States	$26,913	$43,541
Canada	13,985	22,451
Latin America	3,074	7,519
Australia	2,611	4,600
Russia	2,026	2,698
Singapore	6,408	6,627
United Kingdom	96	125
Europe	18,403	12,526

Net book value of seismic equipment lease pool and property and equipment	$73,516	$100,087

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/16	January 31, 2016			January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$4,155			$5,594

Proprietary rights	6.8	$5,959	$(2,645)	3,314	$6,121	$(2,240)	3,881
Customer relationships	5.8	4,633	(1,006)	3,627	6,613	(1,583)	5,030
Patents	6.8	1,592	(369)	1,223	2,243	(505)	1,738
Trade name	10.3	883	(17)	866	284	(102)	182
Customer backlog	0.9	20	(2)	18	—	—	—
Developed technology	9.9	1,430	(12)	1,418	—	—	—

Amortizable intangible assets		$14,517	$(4,051)	$10,466	$15,261	$(4,430)	$10,831

In December of 2015, the Company acquired $1.7 million in goodwill and $2.4 million in other intangible assets in connection with the purchase of Klein. See note 3 to our consolidated financial statements.

On January 31, 2016 the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the carrying value of our reporting units was greater than their fair value. Therefore a quantitative assessment was conducted using Level 3 inputs including projections of earnings and comparable multiples of earnings. The review indicated that the carrying value of the Seamap reporting unit, including goodwill, exceeded its fair value. This required the Company to perform step 2 of the impairment test on the Seamap reporting unit, which indicated that the goodwill associated with the Seamap reporting unit was impaired. Accordingly, the Company recorded an impairment of the goodwill associated with this reporting unit in the amount of $3.0 million. Also at January 31, 2016, the Company recorded impairment of approximately $600,000 related to certain identifiable intangible assets related to its leasing reporting unit.

Aggregate amortization expense was $1.7 million, $1.4 million and $660,000 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2017	$1,457
2018	1,418
2019	1,418
2020	1,418
2021	1,267
Thereafter	3,488

Total	$10,466

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

9. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	As of January 31,
	2016	2015
Revolving line of credit	$14,400	$17,000
Term credit facility	6,000	9,200
Other equipment notes	84	155

	20,484	26,355
Less current portion	(3,218)	(3,218)

Long-term debt	$17,266	$23,137

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement is a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank). In December 2015, the Credit Agreement was amended to (a) extend the maturity date to August 31, 2017, (b) reduce the amount of the commitment to $40.0 million from $50.0 million and (c) amend the definition of Adjusted EBITDA to exclude certain non-recurring contract settlement costs. In February 2015, the Company elected to further reduce the commitment to $30.0 million, as provided for in the Credit Agreement.

In December 2015, the Credit Agreement was amended to: (a) extend the maturity date to August 31, 2017; (b) reduce the amount of the commitment to $40.0 million from $50.0 million; and (c) amend the definition of Adjusted EBITDA to exclude certain non-recurring contract settlement costs. In February 2016, the Company elected to further reduce the commitment to $30.0 million, as provided for in the Credit Agreement.

Amounts available for borrowing under the Credit Agreement are determined by a borrowing base. The borrowing base is determined primarily based upon the appraised value of the Company’s domestic lease pool equipment and certain accounts receivable. The Credit Agreement is collateralized by essentially all of the Company’s domestic assets (other than real estate) and 65% of the capital stock of Mitcham Holdings, Ltd., a foreign holding company and wholly owned subsidiary of the Company that holds the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of January 31, 2016, the base rate margin was 250 basis points and the Eurodollar margin was 350 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the fiscal year ended January 31, 2016.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

The Seamap Credit Facility contains financial covenants that require Seamap Singapore to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of debt to EBITDA of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of and for the fiscal years ended January 31, 2015.

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

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the fiscal years ended January 31, 2016 and 2015 were approximately $17.6 million and $26.3 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which is pledged as security for the notes payable.

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

In January 2015, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2015. As of December 31, 2015, we had not purchased any shares pursuant to this additional authorization.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The Company has 1,000,000 shares of preferred stock authorized, none of which were outstanding as of January 31, 2016 and 2015. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Company has 20,000,000 shares of common stock authorized, of which 14,019,000 and 14,012,000 are issued as of January 31, 2016 and 2015, respectively.

During the fiscal years ended January 31, 2016, 2015 and 2014, approximately 580, 1,020 and 994 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $4.86, $13.49 and $14.99, respectively.

11. Income Taxes

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
(Loss) income before income taxes is attributable to the following jurisdictions:
Domestic	$(11,900)	$(6,766)	$(4,323)
Foreign	(15,859)	(3,420)	10,349

Total	$(27,759)	$(10,186)	$6,026

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$(16)	$387	$802
Foreign	684	1,687	2,660

	668	2,074	3,462
Deferred:
Domestic	10,762	(4,230)	(3,039)
Foreign	(453)	1,162	835

	10,309	(3,068)	(2,204)

Income tax expense (benefit)	$10,977	$(994)	$1,258

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Federal income tax (benefit) expense at 34%	$(9,436)	$(3,463)	$2,049
Changes in tax rates	(82)	—	22
Permanent differences	509	(224)	132
Foreign effective tax rate differential	1,609	540	(1,884)
Potential tax, penalties and interest resulting from uncertain tax positions	(236)	(172)	32
Foreign withholding taxes	717	920	642
Election to deduct foreign taxes in prior years U.S. income tax returns	2,610	—	—
Valuation allowance on deferred tax assets	15,477	1,379	—
Other	(191)	26	265

	$10,977	$(994)	$1,258

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating losses	$10,127	$4,053
Tax credit carry forwards	823	4,472
Stock option book expense	2,716	2,837
Allowance for doubtful accounts	2,121	1,798
Allowance for inventory obsolescence	116	68
Accruals not yet deductible for tax purposes	636	421
Fixed assets	299	—
Other	627	620

Gross deferred tax assets	17,465	14,269
Valuation allowance	(16,647)	(1,379)

Deferred tax assets	818	12,890
Deferred tax liabilities:
Fixed assets	—	(636)
Intangible assets	(215)	(390)
Foreign branch taxes	—	(274)
Other	(17)	(4)

Deferred tax liabilities	(232)	(1,304)
Unrecognized tax benefits	—	(237)

Total deferred tax assets, net	$586	$11,349

The Company has determined that the undistributed earnings of foreign subsidiaries, other than branch operations in Colombia and Peru, as of January 31, 2016, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by those subsidiaries and other investments. Accordingly, no deferred tax liability has been recognized related to these undistributed earnings. As of January 31, 2016, the unrecognized deferred tax liability related to these items amounts to approximately $4.2 million.

Effective January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets are classified as long-term assets as of January 31, 2016 in the accompanying Consolidated Balance Sheets. Amounts for prior periods have not been restated. The provisions of this pronouncement have been adopted in order to simplify the presentation of deferred income taxes.

Included in deferred tax assets is approximately $2.7 million related to stock based compensation, including non-qualified stock options. Recent prices for the Company’s common stock are below the exercise price for a significant number of these stock options. Should the price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2016, the Company has recorded valuation allowances of approximately $16.7 million related to deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that these deferred tax assets would be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

In the fiscal year ended January 31, 2016, the cumulative book expense related to stock-based compensation awards exceeded the tax deduction related to these awards. Accordingly, the deferred tax asset related to these awards was reduced by the tax effect of approximately $416,000, which amount reduced paid-in capital. In the fiscal year ended January 31, 2015, the tax deduction related to stock-based compensation awards exceeded the cumulative book expense related to these awards. The associated tax benefit, which amounted to approximately $123,000, will be recognized as additional paid-in capital upon the realization of this benefit. In the fiscal year ended January 31, 2014, the cumulative book expense related to stock-based compensation awards exceeded the tax deduction related to these awards. Accordingly, the deferred tax asset related to these awards was reduced by the tax effect of approximately $5,000, which reduced paid-in capital.

At January 31, 2016, the Company had foreign withholding tax credit carry forwards of approximately $823,000, which amounts can be carried forward through at least 2021.

As of January 31, 2015, the Company had unrecognized tax benefits amounting to approximately $237,000 attributable to uncertain tax positions. There were no such amounts as of January 31, 2016. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of approximately $145,000 as of January 31, 2015. Included in income tax expense for the fiscal years ended January 31, 2016, 2015 and 2014 are benefits related to a reduction in estimated potential penalties and interest of approximately $145,000, $10,000 and $222,000, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits as of beginning of year	$92	$254	$—
Increases as a result of tax positions taken in prior years	—	—	254
Increases as a result of tax positions taken in current year	—	—	—
Settlements	(44)	(162)	—
Lapse of statute of limitations	(48)	—	—

Unrecognized tax benefits as of end of year	$—	$92	$254

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2013 through 2016. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2011 through 2016. The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2012 through 2016. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2011 through January 31, 2016.

12. Commitments and Contingencies

Purchase Obligations—At January 31, 2016, the Company had approximately $3.9 million in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2016.

Customs and Performance Guarantees—As of January 31, 2016, the Company had provided customs and performance guarantees totaling approximately $612,000. These were secured by letters of credit totaling $844,000 and bank guarantees totaling approximately $118,000.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

13. Stock Option Plans

At January 31, 2016, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2016, 2015 and 2014 was approximately $1.3 million, $1.3 million and $1.1 million, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2016, 2015 and 2014 was $1.64, $6.23 and $14.63, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2016	2015	2014
Risk free interest rate	1.34 - 1.55%	1.63%	0.83%
Expected life	4.87 - 6.87 yrs	4.70 - 6.70 yrs	5.62 yrs
Expected volatility	50 - 52%	47%	60%
Expected dividend yield	0.0%	0.0%	0.0%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had excess tax benefits of approximately $416,000 and $5,000 during the fiscal years ended January 31, 2016 and 2014, respectively.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2016, there were approximately 138,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2016:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2015	1,406	$12.85	4.32	$200
Granted	828	4.03
Exercised	—	—
Forfeited	(15)	5.00
Expired	(261)	10.19

Outstanding, January 31, 2016	1,958	$9.54	6.31	$—

Exercisable at January 31, 2016	1,196	$10.03	4.36	$—
Vested and expected to vest at January 31, 2016	1,900	$8.14	6.26	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2016. This amount changes based upon the market value of the Company’s common stock. No options were exercised during the fiscal year ended January 31, 2016. Total intrinsic value of options exercised for the fiscal year ended January 31, 2015 was $509,000. The fair value of options that vested during the fiscal years ended January 31, 2016, 2015 and 2014 was approximately $1.5 million, $1.2 million and $601,000, respectively. For the fiscal year ended January 31, 2016, approximately 272,000 options vested.

As of January 31, 2016, there was approximately $1.0 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.6 years.

Restricted stock as of January 31, 2016 and changes during the fiscal year ended January 31, 2016 were as follows:

	Year Ended January 31, 2016
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	66	$14.19
Granted	7	4.07
Vested	(41)	14.22
Canceled	—	—

Unvested, end of period	32	$11.89

As of January 31, 2016, there was approximately $104,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.8 years.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

14. Segment Reporting

As of January 31, 2016, in connection with the acquisition of Klein, the company has restructured the composition of its segments to combine the previous Seamap segment, with the newly acquired Klein, and equipment sales operations of SAP into the Equipment Manufacturing and Sales segment. In accordance with ASC 280-10-50, the Company has restated prior year’s financial information to reflect the change in reporting segments.

The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Singapore; Brisbane, Australia; and Ufa, Bashkortostan, Russia.

The Equipment Manufacturing and Sales segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore and New Hampshire, with sales offices in Huntsville, Texas and Brisbane, Australia.

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2016			As of January 31, 2015			As of January 31, 2014
	Equipment Leasing	Equipment Manufacturing and Sales	Consolidated	Equipment Leasing	Equipment Manufacturing and Sales	Consolidated	Equipment Leasing	Equipment Manufacturing and Sales	Consolidated
Fixed assets, net	$69,238	$4,278	$73,516	$98,964	$1,123	$100,087	$128,847	$726	$129,573
Intangible assets, net	—	10,466	10,466	1,006	9,825	10,831	1,529	1,672	3,201
Goodwill	—	4,155	4,155	—	5,594	5,594	—	4,320	4,320
Total Assets	95,932	39,059	134,759	148,985	30,982	179,611	183,911	21,814	205,419

	Years Ended January 31,
	2016			2015			2014
	Equipment Leasing	Equipment Manufacturing and Sales	Consolidated	Equipment Leasing	Equipment Manufacturing and Sales	Consolidated	Equipment Leasing	Equipment Manufacturing and Sales	Consolidated
Revenues	$26,665	$25,350	$51,819	$52,836	$30,872	$83,146	$55,549	$36,893	$92,108
Interest income (expense), net	(486)	(239)	(725)	(548)	(125)	(673)	(6)	(4)	(10)
Operating (loss) income	(27,156)	279	(26,760)	(8,766)	2,178	(6,745)	699	5,055	5,805
Capital expenditures	2,283	226	2,509	15,874	4,026	19,900	43,663	395	44,058
Depreciation and amortization expense	30,370	1,741	32,111	35,472	1,514	36,986	30,353	684	31,037

Approximately $196,000, $562,000 and $334,000 related to sales from Equipment Manufacturing and Sales to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Capital expenditures and fixed assets are reduced by approximately $6,000, $192,000 and $32,000 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

A reconciliation of operating income is as follows (in thousands):

	Years Ended January 31,
	2016	2015	2014
Equipment Leasing	$(27,156)	$(8,766)	$699
Equipment Manufacturing and Sales	279	2,178	5,055
Reconciling items:
Elimination of loss (profit) from inter-company sales	117	(157)	51

Consolidated operating income	$(26,760)	$(6,745)	$5,805

15. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2016	$17,142	$7,554	$15,681	$11,442
	2015	$25,732	$19,545	$22,906	$14,963

Gross profit (loss):	2016	$4,576	$(2,609)	$1,723	$(1,021)
	2015	$11,243	$3,237	$7,007	$1,767

(Loss) income before income taxes:	2016	$(392)	$(8,645)	$(6,559)	$(12,163)
	2015	$4,846	$(4,023)	$(340)	$(10,669)

Incomes taxes (benefit):	2016	$(155)	$(2,797)	$(746)	$14,675
	2015	$1,109	$(676)	$57	$(1,484)

Net (loss) income:	2016	$(237)	$(5,848)	$(5,813)	$(26,838)
	2015	$3,737	$(3,347)	$(397)	$(9,185)

(Loss) income per common share—basic:	2016	$(0.02)	$(0.49)	$(0.48)	$(2.23)
	2015	$0.29	$(0.26)	$(0.03)	$(0.76)

Income per common share—diluted:	2016	$(0.02)	$(0.49)	$(0.48)	$(2.23)
	2015	$0.29	$(0.26)	$(0.03)	$(0.76)

16. Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid, which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2016 and 2015 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $831,000, $1.4 million and $621,000 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom, Hungary, Colombia and Russia under operating leases. Office rental expense for the fiscal years ended January 31, 2016, 2015 and 2014 was approximately $1.2 million, $1.4 million and $1.4 million, respectively.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending January 31:
2017	$1,427
2018	1,190
2019	490
2020	229
2021	106

17. Concentrations

Credit Risk—As of January 31, 2016 and 2015, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $11.6 million from four customers and $11.3 million from three customers, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $3.1 million at January 31, 2016 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Industry Concentration— The majority of the Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has historically been subject to cyclical activity and is dependent, in large part, on the expected future prices of oil and natural gas. Should the industry experience a decline in the price of oil and natural gas, the Company could be subject to significantly greater credit risk and declining demand for its products and services.

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

18. Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2016	2015	2014
Canada	$1,354	$7,376	$13,113
UK/Europe	16,437	17,427	23,456
Latin America	3,283	12,706	7,529
Asia/South Pacific	16,623	18,407	25,256
Eurasia	3,659	5,853	6,810
Other	3,147	8,822	4,258

Total	$44,503	$70,591	$80,422

During the fiscal year ended January 31, 2016 one customer exceeded 10% of total revenue. During the fiscal year ended January 31, 2015, no individual customer exceeded 10% of total revenues. During the fiscal year ended January 31, 2014, one customer exceeded 10% of total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated April 7, 2016, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of Mitcham Industries, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas

April 7, 2016

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C (1)	Col. C (2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2016	$6,339	2,069	404	(a)	(2,991	)(b)	$5,821
January 31, 2015	$3,833	2,834	(332	)(a)	4	(b)	$6,339
January 31, 2014	$3,374	1,048	(139	)(a)	(450	)(b)	$3,833
Allowance for obsolete equipment and inventory
January 31, 2016	$750	—	(58	)(a)	208	(c)	$900
January 31, 2015	$1,032	(60)	(151	)(a)	(71	)(c)	$750
January 31, 2014	$1,073	164	(15	)(a)	(190	)(c)	$1,032

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

4.6	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.7	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Employment Agreement, dated September 8, 2015, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form 8-K filed with the SEC on September 14, 2015.	000-25142	10.1

10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.13†*	Summary of Non-Employee Director Compensation

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.14	Loan Agreement dated August 31, 2012 between Mitcham Industries, Inc. and First Victoria National Bank	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 4, 2012.	000-25142	10.1

10.15	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.1

10.16	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc. the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.2

10.17	First Amendment to Credit Agreement dated December 23, 2013 among Mitcham Industries, Inc., HSBC Bank USA, N.A., and the lenders party thereto	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on April 3, 2014.	000-25142	10.19

10.18	Second Amendment to Credit Agreement dated July 17, 2014 among Mitcham Industries, Inc., and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 4, 2014.	000-25142	10.1

10.19	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2015	000-25142	10.1

10.20	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1

10.21	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of Mitcham Industries, Inc.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Guy Malden., Co-Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps , Co-Chief Executive Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document