Form 10-Q
period 2016-04-30
MITCHAM INDUSTRIES INC
filed 2016-06-10
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-13490

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,090,476 shares of common stock, $0.01 par value, were outstanding as of June 7, 2016.

MITCHAM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,360	$3,769
Accounts and contracts receivable, net of allowance for doubtful accounts of $5,824 and $5,821at April 30, 2016 and January 31, 2016, respectively	18,138	19,775
Inventories, net	13,016	12,944
Prepaid income taxes	1,409	2,523
Prepaid expenses and other current assets	2,105	1,685

Total current assets	37,028	40,696
Seismic equipment lease pool and property and equipment, net	68,594	73,516
Intangible assets, net	10,501	10,466
Goodwill	4,226	4,155
Deferred tax asset	908	586
Long-term receivables	4,968	4,972
Other assets	275	368

Total assets	$126,500	$134,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,102	$3,543
Current maturities – long-term debt	3,219	3,218
Deferred revenue	486	326
Accrued expenses and other current liabilities	4,910	5,369

Total current liabilities	10,717	12,456
Long-term debt, net of current maturities	14,516	17,266

Total liabilities	25,233	29,722
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at April 30, 2016 and January 31, 2016	140	140
Additional paid-in capital	120,676	120,664

Treasury stock, at cost (1,928 shares at April 30, 2016 and January 31, 2016)	(16,854)	(16,854)
Retained earnings	6,745	13,188
Accumulated other comprehensive loss	(9,440)	(12,101)

Total shareholders’ equity	101,267	105,037

Total liabilities and shareholders’ equity	$126,500	$134,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2016	2015
Revenues:

Equipment leasing	$3,608	$11,179
Lease pool and other equipment sales	935	357
Equipment manufacturing and sales	7,188	5,606

Total revenues	11,731	17,142

Cost of sales:
Direct costs - equipment leasing	752	1,367
Direct costs - lease pool depreciation	6,873	7,638
Cost of lease pool and other equipment sales	451	214
Cost of equipment manufacturing and sales	4,021	3,347

Total cost of sales	12,097	12,566

Gross (loss) profit	(366)	4,576

Operating expenses:
General and administrative	5,313	4,896
Depreciation and amortization	652	637

Total operating expenses	5,965	5,533

Operating loss	(6,331)	(957)

Other (expenses) income:
Interest, net	(264)	(221)
Other, net	451	786

Total other income	187	565

Loss before income taxes	(6,144)	(392)

(Provision) benefit for income taxes	(299)	155

Net loss	$(6,443)	$(237)

Net loss per common share:

Basic	$(0.53)	$(0.02)

Diluted	$(0.53)	$(0.02)

Shares used in computing net loss per common share:

Basic	12,059	12,018

Diluted	12,059	12,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2016	2015
Net loss	$(6,443)	$(237)

Change in cumulative translation adjustment	2,661	2,747

Comprehensive (loss) income	$(3,782)	$2,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,443)	$(237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,558	8,307
Stock-based compensation	247	281
Provision for inventory obsolescence	43	45
Gross profit from sale of lease pool equipment	(491)	(129)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	(12)
Deferred tax benefit	(497)	(347)
Changes in working capital items:
Trade accounts and contracts receivable	2,809	(2,839)
Inventories	297	(850)
Prepaid expenses and other current assets	(250)	3,277
Income taxes payable	640	(533)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(2,044)	253
Foreign exchange gains net of losses	(119)	(778)

Net cash provided by operating activities	1,750	6,438

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(522)	(73)
Purchases of property and equipment	(82)	(88)
Sale of used lease pool equipment	906	227

Net cash provided by investing activities	302	66

Cash flows from financing activities:
Net payments on revolving line of credit	(1,950)	(5,000)
Payments on term loan and other borrowings	(804)	(952)
Net proceeds from short-term investments	—	184
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	12

Net cash used in financing activities	(2,754)	(5,756)

Effect of changes in foreign exchange rates on cash and cash equivalents	(707)	304

Net change in cash and cash equivalents	(1,409)	1,052

Cash and cash equivalents, beginning of period	3,769	5,175

Cash and cash equivalents, end of period	$2,360	$6,227

Supplemental cash flow information:
Interest paid	$338	$228
Income taxes paid	$151	$796
Purchases of seismic equipment held for lease in accounts payable at end of period	$161	$1,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Mitcham Industries, Inc. (for purposes of these notes, the “Company”) was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia and Peru, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiaries, Seamap International Holdings Pte, Ltd. (“Seamap”) and Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

2.	Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2016 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2016, the results of operations for the three months ended April 30, 2016 and 2015, and the cash flows for the three months ended April 30, 2016 and 2015, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2017.

3.	New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 will be effective during the fiscal year ended January 31, 2018. The Company is currently evaluating the impact of ASU No. 2016-09 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. ASU No. 2016-02 will be effective during the fiscal year ended January 31, 2019. The Company is currently evaluating the impact of ASU No. 2016-02 on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: (Topic 805), to provide guidance on the simplification of the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment further requires presentation separately on the face of the income statement or disclosure in the notes to the financial statements of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective during the three months ended April 30, 2016. The adoption of this standard did not have a material effect on the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest: (Subtopic 835-30), to provide guidance on measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 allows debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. ASU 2015-15 was effective during the three months ended April 30, 2016. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

4.	Subsequent Events

In June 2016, the Company completed a public offering of 320,000 shares of its 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”). In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 48,000 shares of Series A Preferred Stock.

Net proceeds from the offering were approximately $7.0 million and were used to partially repay amounts outstanding under the Credit Agreement (as defined below). See Note 8.

5.	Acquisition

In December 2015, the Company purchased Klein, a designer, manufacturer and worldwide distributor of sonar and waterside security systems to military and commercial customers, for $10.0 million in cash. Klein’s product lines consist of single and multi-beam side scan sonar systems. The Company made this acquisition to expand the product offerings available to customers, gain access to additional technology, expand the markets in which it operates and to reduce the Company’s dependence on the cyclical energy industry.

The Company estimated fair values for assets acquired utilizing management estimates with the assistance of an independent appraisal firm. The value of tangible property was estimated using a combination of cost and sales comparison approaches. The value of identifiable intangible assets was estimated generally using an income approach. This approach utilized inputs that are not observable in the market and thus represents a Level 3 fair value measurement. Key assumptions include management’s estimates of revenue and costs associated with various intangible assets and the discount rate applied to those revenues and costs.

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

Pro Forma Results of Operations

The following consolidated pro forma results of operations for the three months ended April 30, 2015 assumes the acquisition of Klein occurred as of the beginning of the period and reflects the full results of operations for the period presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future.

Three Months Ended April 30, 2015
(In thousands, except per share amounts)
(unaudited)
Revenues	$19,700
Net loss	$(671)

Loss per share:
Basic	$(0.06)
Diluted	$(0.06)

6.	Balance Sheet

	April 30, 2016	January 31, 2016
	(in thousands)
Accounts receivable	$26,177	$27,691
Contracts receivable	2,753	2,877

	28,930	30,568
Less long-term portion	(4,968)	(4,972)

Current accounts and contracts receivable	23,962	25,596
Less allowance for doubtful accounts	(5,824)	(5,821)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$18,138	$19,775

Contracts receivable consisted of $2.8 million and $2.9 million due from three customers as of April 30, 2016 and January 31, 2016, respectively. The balance of contracts receivable at April 30, 2016 and January 31, 2016 consisted of contracts bearing interest at an average rate of approximately 2.2% and 2.4%, respectively, and with remaining repayment terms from one to 14 months and one to 17 months, respectively. These contracts are collateralized by the equipment sold. The Company has entered into structured payment arrangements with four customers, which extend the payment of their accounts and contracts receivable balances resulting in long-term accounts receivable with two customers totaling $3.7 million and long-term contracts receivable with two customers totaling $1.3 million. Payments terms for long-term receivables are structured to be completed by the end of fiscal 2018

	April 30, 2016	January 31, 2016
	(in thousands)
Inventories:
Raw materials	7,289	$7,314
Finished goods	4,957	4,967
Work in progress	1,764	1,563

	14,010	13,844
Less allowance for obsolescence	(994)	(900)

Total inventories, net	$13,016	$12,944

In December of 2015, the Company acquired $3.3 million of inventory in connection with the purchase of Klein. See Note 5 to our consolidated financial statements.

	April 30, 2016	January 31, 2016
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$235,404	$230,923
Land and buildings	3,375	3,375
Furniture and fixtures	9,835	9,405
Autos and trucks	698	694

	249,312	244,397
Accumulated depreciation and amortization	(180,718)	(170,881)

Total seismic equipment lease pool and property and equipment, net	$68,594	$73,516

As of January 31, 2016, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. There have been no negative significant changes to the environment since January 31, 2016 that would indicate additional impairment analysis is necessary as of April 30, 2016.

7.	Goodwill and Other Intangible Assets

	Weighted Average Life at 4/30/16	April 30, 2016			January 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$4,226			$4,155

Proprietary rights	6.6	$6,156	$(2,818)	3,338	$5,959	$(2,645)	3,314
Customer relationships	5.6	4,896	(1,233)	3,663	4,633	(1,006)	3,627
Patents	6.6	1,684	(449)	1,235	1,592	(369)	1,223
Trade name	10.1	890	(20)	870	883	(17)	866
Customer backlog	0.7	20	(7)	13	20	(2)	18
Developed technology	9.7	1,430	(48)	1,382	1,430	(12)	1,418

Amortizable intangible assets		$15,076	$(4,575)	$10,501	$14,517	$(4,051)	$10,466

In December of 2015, the Company acquired $1.7 million in goodwill and $2.4 million in other intangible assets in connection with the purchase of Klein. See note 5 to our consolidated financial statements. The remaining $2.6 million of goodwill is allocated to Seamap.

On January 31, 2016 the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative factors, the Company recorded an impairment of the goodwill associated with its Seamap reporting unit in the amount of $3.0 million. Also at January 31, 2016, the Company recorded impairment of approximately $600,000 related to certain identifiable intangible assets related to its leasing reporting unit. There have been no significant changes to the environment to indicate additional impairment is necessary as of April 30, 2016.

Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base). Aggregate amortization expense was $401,000 and $423,000 for the three months ended April 30, 2016 and 2015, respectively. As of April 30, 2016, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2017	$1,178
2018	1,480
2019	1,480
2020	1,480
2021	1,327
2022 and thereafter	3,556

Total	$10,501

8.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	April 30, 2016	January 31, 2016
Revolving line of credit	$12,450	$14,400
Term credit facility	5,200	6,000
Other equipment notes	85	84

	17,735	20,484
Less current portion	(3,219)	(3,218)

Long-term debt	$14,516	$17,266

The Company has a secured, revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement is a secured revolving facility in the maximum principal amount of $30.0 million and a maturity of August 31, 2017, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank).

In June 2016, the Company elected to reduce the commitment to $20.0 million, as provided for in the Credit Agreement.

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of April 30, 2016, the base rate margin was 250 basis points and the Eurodollar margin was 350 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of and for the three months ended April 30, 2016, with the exception of the leverage ratio. The banks have waived compliance with this provision as of April 30, 2016. Reductions in the Company’s funded debt (as defined in the Credit Agreement) subsequent to April 30, 2016 resulted in the Company regaining compliance with this provision.

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

The Seamap Credit Facility contains financial covenants that require Seamap Singapore to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of debt to EBITDA of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of and for the three months ended April 30, 2016.

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

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the three months ended April 30, 2016 and 2015 were approximately $19.3 million and $24.4 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which is pledged as security for the notes payable.

9.	Income Taxes

Effective January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets are classified as long-term assets as of April 30, 2016 and January 31, 2016 in the accompanying Consolidated Balance Sheets. Amounts for prior periods have not been restated. The provisions of this pronouncement have been adopted in order to simplify the presentation of deferred income taxes.

Prepaid taxes of approximately $1.4 million at April 30, 2016 consisted of approximately $1.2 million of foreign taxes and approximately $187,000 of domestic federal and state taxes. Prepaid income taxes of approximately $2.5 million at January 31, 2016 consisted of approximately $2.3 million of foreign taxes and approximately $182,000 of domestic federal and state taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal jurisdiction and in foreign jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2013.

The Company is subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Peru, Russia, Singapore and the United Kingdom. The Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before the fiscal year ended Jan 31, 2011.

The provision for income taxes for the three months ended April 30, 2016 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Also, a valuation against the deferred tax assets of the Company for approximately $18.4 million and $16.7 million has been recorded as of April 30, 2016 and January 31, 2016, respectively. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that these deferred tax assets would be realized. The judgment was based on an evaluation of available evidence, both positive and negative. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that certain earnings from foreign jurisdictions have been permanently reinvested outside of the United States through the three months ended April 30, 2016.

For the three months ended April 30, 2016, the Company did not recognize any tax expense or benefit related to uncertain tax positions. For the fiscal year ended January 31, 2016, the Company recognized tax benefits of approximately $92,000 related to the resolution of uncertain tax positions and reversed approximately $144,000 of penalties and interest related to these matters.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Basic weighted average common shares outstanding	12,059	12,018

Stock options	—	50
Unvested restricted stock	63	33

Total weighted average common share equivalents	63	83

Diluted weighted average common shares outstanding	12,122	12,101

For the three months ended April 30, 2016 and 2015, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

11.	Treasury Stock

In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s common stock through December 31, 2014. The Company purchased a total of 1.0 million shares under this program, representing the total amount of shares authorized for repurchase. These shares are reflected as treasury stock in the accompanying financial statements.

In the fourth quarter of our fiscal year ended January 31, 2015 (“fiscal 2015”), the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of the Company’s common stock through December 31, 2015. The Company did not purchase any shares pursuant to this additional authorization.

12.	Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2016 and 2015 was approximately $247,000 and $281,000, respectively.

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

The Equipment Manufacturing and Sales segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in New Hampshire, the United Kingdom and Singapore.

Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2016	As of January 31, 2016
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$86,806	$95,932
Equipment Manufacturing and Sales	39,896	39,059
Eliminations	(202)	(232)

Consolidated	$126,500	$134,759

Results for the three months ended April 30, 2016 and 2015 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2016	2015	2016	2015	2016	2015
Equipment Leasing	$4,543	$11,536	$(6,539)	$(1,012)	$(5,653)	$(311)
Equipment Manufacturing and Sales	7,220	5,675	202	42	(452)	(94)
Eliminations	(32)	(69)	6	13	(39)	13

Consolidated	$11,731	$17,142	$(6,331)	$(957)	$(6,144)	$(392)

Sales from the Equipment Manufacturing and Sales segment to the Equipment Leasing segment are eliminated in consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and depreciation expense on the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	decline in the demand for seismic data and our services;

•	the effect of changing economic conditions and fluctuations in oil and natural gas prices on exploration activities;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	uncertainties regarding our foreign operations, including political, economic and currency risks;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible further impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	intellectual property claims by third parties;

•	risks associated with our manufacturing operations;

•	the impact of economic and trade sanctions imposed on Russia by the United States and the European Union in response to the political unrest in Ukraine; and

•	other risks associated with our foreign operations, including foreign currency exchange risk.

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

Overview

We operate in two segments, equipment leasing (“Equipment Leasing”) and equipment manufacturing and sales (“Equipment Manufacturing and Sales”). Through our Equipment Leasing Segment, we believe we are the largest independent provider of exploration equipment to the seismic industry. Our worldwide Equipment Manufacturing and Sales Segment includes the Seamap business, which designs, manufactures and sells specialized seismic marine equipment and Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar systems.

Our Equipment Leasing segment is primarily engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through the Company, our wholly-owned subsidiaries and our branch in Colombia. We also sell new and used seismic equipment from time to time. The subsidiaries that conduct our leasing business are Mitcham Canada ULC (“MCL”), Seismic Asia Pacific Pty Ltd. (“SAP”), Mitcham Seismic Eurasia LLC (“MSE”), Mitcham Europe Ltd. (“MEL”) and Mitcham Marine Leasing Pte. Ltd. (“MML”).

Our Equipment Manufacturing and Sales segment is engaged in the design, production and sale of marine seismic equipment and oceanographic and hydrographic equipment. The operations of this segment are conducted through our wholly-owned subsidiaries, Seamap (UK) Ltd. (“Seamap UK”) , Seamap Pte. Ltd. (“Seamap Singapore” and, together with Seamap UK, “Seamap”), Klein and SAP.

The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2016	2015
	(in thousands)
Revenues:
Equipment Leasing	$4,543	$11,536
Equipment Manufacturing and Sales	7,220	5,675
Inter-segment sales	(32)	(69)

Total revenues	11,731	17,142

Cost of sales:
Equipment Leasing	8,076	9,252
Equipment Manufacturing and Sales	4,058	3,396
Inter-segment costs	(37)	(82)

Total cost of sales	12,097	12,566

Gross (loss) profit	(366)	4,576
Operating expenses:
General and administrative	5,313	4,896
Depreciation and amortization	652	637

Total operating expenses	5,965	5,533

Operating loss	$(6,331)	$(957)

EBITDA (1)	$1,678	$8,136
Adjusted EBITDA (1)	$2,166	$7,872

Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(6,443)	$(237)
Interest expense, net	264	221
Depreciation and amortization	7,558	8,307
Provision (benefit) for income taxes	299	(155)

EBITDA (1)	1,678	8,136
Non-cash foreign exchange gains	(174)	(759)
Stock-based compensation	247	281
Cost of lease pool sales	415	214

Adjusted EBITDA (1)	$2,166	$7,872

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$1,750	$6,438
Stock-based compensation	(247)	(281)
Changes in trade accounts, contracts and notes receivable	(2,809)	2,839
Provision for inventory	(43)	(45)
Interest paid	338	228
Taxes paid, net of refunds	151	796
Gross profit from sale of lease pool equipment	491	129
Changes in inventory	(297)	850
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	2,044	(253)
Changes in prepaid expenses and other current assets	250	(3,277)
Foreign FX currency losses	119	778
Other	(69)	(66)

EBITDA (1)	$1,678	$8,136

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, certain non-recurring contract settlement costs, impairment of intangible assets and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contains financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

In our Equipment Manufacturing and Sales segment, Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers “ or “air gun controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. In May 2014, Seamap acquired two product lines from ION Geophysical Corporation (“ION”), Digishot® energy source controllers and Sleeve Gun energy sources. These intellectual property rights will allow us to incorporate certain design features and new functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023. We believe that Seamap is the primary provider of energy source controllers.

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

For information regarding our operating results and total assets by segment, see Note 13 to our consolidated financial statements.

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

In recent years there has been a significant decline in worldwide oil prices, reaching their lowest levels since 2009. Prices in recent weeks have increased from pricing lows, however, much uncertainty remains and oil prices could remain low for an extended period of time. In response to this, many oil and gas companies have dramatically reduced exploration budgets. This has in turn resulted in the cancellation or postponement of many seismic exploration projects. In addition, some customers have requested pricing concessions and/or other arrangements designed to reduce their operating costs. Together, reduced activity levels and profit margins have had, and are expected to continue to have, a negative impact on our business. The downturn in seismic exploration activity has resulted in an excess of equipment within the industry, both land and marine. In response to this reduced activity and excess capacity, many seismic contractors are attempting to reduce cost, including, in the case of marine contractors, retiring older vessels and “cold stacking” other vessels, which entails taking vessels out of service temporarily. The industry has also experienced consolidation recently, particularly among land contractors. Vessel retirements and consolidation among contractors can have a short-term negative effect on the demand for our services and equipment. However, we believe such actions are beneficial to the industry in general and benefit us in the long-term.

We believe it likely that the recent lower level of oil prices and general slowdown in seismic exploration projects will continue at least through the balance of our fiscal year ending January 31, 2017 (“fiscal 2017”). Therefore, we expect lower levels of leasing revenue in fiscal 2017 as compared to our fiscal year ended January 31, 2016 (“fiscal 2016”). However, we are not able to quantify the magnitude of such reduction at this time. Although we believe the overall level of seismic exploration activity is reduced and much uncertainty remains, we think activity varies among geographic regions. Recently we have received increases in the number of enquiries from existing and potential customers, particularly in some geographic regions, as more fully discussed below. The ultimate impact of the current industry downturn on us will depend upon its length and other factors, many of which remain beyond our control. We do not currently believe this situation will result in any impairment of our lease pool. However, at January 31, 2016, we recorded an impairment of approximately $3.6 million related to intangible assets.

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

We expect land seismic exploration activity in Latin America to remain subdued during fiscal 2017. However, we have bid projects scheduled for fiscal 2017 and we have received recent enquiries regarding other projects. There is no certainty that those projects will proceed or proceed within the time frames currently anticipated. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. Lower oil prices have introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico. We do not believe that any significant land seismic activity will commence in Mexico during fiscal 2017.

Economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created significant difficulties and uncertainty within the Russian market. As a consequence, many seismic programs scheduled for the 2015-2016 winter season were cancelled. It is uncertain how these factors will impact our business in Russia and the Commonwealth of Independent States over the balance of fiscal 2017 and beyond, however, certain of our customers have indicated that they expect additional exploration activity in the 2016-2017 winter season. Limitations on our ability to temporarily import equipment into Russia due to the effect of sanctions imposed by the United States and European Union, as well as restrictions under our Credit Agreement, could adversely impact our ability to satisfy the demands of our customers in this region.

Our land leasing activity in Europe has been relatively constant over the past two years. However, overall exploration activity in this region has been impacted by the depressed market conditions within the oil and gas industry. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment and we had enquiries for additional projects within this region.

We believe there are other areas of opportunity for our land leasing business, including the Middle East, North Africa, Asia and the Pacific Rim. We have been active in each of these regions in recent years; however, the level of activity has varied. Based on discussion with our customers and other industry participants, we understand there are significant projects planned in these areas; however, the timing of these projects is uncertain. In addition, there can be no assurance that these projects will proceed or that we will have the opportunity to participate in any such projects.

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

The market for the products in our Equipment Manufacturing and Sales segment is only partially dependent upon activity in the oil and gas industry. Many products are utilized in the hydrographic and oceanographic industries and, therefore, are not necessarily related to the energy industry. While the results of this segment have been negatively impacted by the downturn in the energy industry, the extent of the impact has not been as great as that experienced by our Leasing segment.

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

Demand for Klein’s products and those sold by SAP is generally not dependent upon activity within the oil and gas industry. Customers for these products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. We expect sales of Klein products to benefit from the recent and pending introduction of new products and new capabilities within existing products. We expect Klein to contribute in excess of $12.0 million in annual revenues in fiscal 2017. While demand for these products is not generally subject to seasonal variations, individual orders can be relatively significant and therefore significant fluctuations in revenues between quarterly periods is not unusual.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended April 30 2016 and 2015, revenues from international customers totaled approximately $9.0 million and $12.5 million, respectively. These amounts represent 77% and 73% of consolidated revenues in those fiscal periods, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

Revenues for the three months ended April 30, 2016 were approximately $11.7 million compared to approximately $17.1 million for the three months ended April 30, 2015. The declines in the fiscal 2017 period compared to the prior year was primarily due to lower equipment leasing revenues, attributable to the industry trends discussed above. For the three months ended April 30, 2016, we generated an operating loss of approximately $6.3 million, compared to an operating loss of approximately $1.0 million for the three months ended April 30, 2015. The decrease in operating profit in the fiscal 2017 period as compared to the same period a year ago was due primarily to the lower revenues discussed above, partially offset by lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended April 30,
	2016	2015
	($ in thousands)
Revenue:
Equipment leasing	$3,608	$11,179
Lease pool equipment sales	906	227
Other equipment sales	29	130

	4,543	11,536

Cost of sales:
Direct costs-equipment leasing	752	1,367
Lease pool depreciation	6,873	7,671
Cost of lease pool equipment sales	415	97
Cost of other equipment sales	36	117

	8,076	9,252

Gross (loss) profit	$(3,533)	$2,284

Gross (loss) profit %	(78)%	20%

Equipment leasing revenues decreased approximately 68% in the first quarter of fiscal 2017 from the first quarter of fiscal 2016 due to lower land leasing revenues in essentially all geographic regions. The regions with the biggest declines from the prior year were the United States and Russia. As discussed above, seismic exploration activity is generally very depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. Historically, our first quarter has been generated the largest leasing revenues due to the impact of seasonal activity in Canada and Russia. However, in the three months ended April 30, 2016 there was very little leasing activity in either Canada or Russia. Accordingly, we do not expect the same seasonal variations in our leasing revenues in fiscal 2017.From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended April 30, 2016 and 2015 was approximately $491,000 and $129,000, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

Direct costs related to equipment leasing were approximately 21% of leasing revenues in the three months ended April 30, 2016. This compares with approximately 12% for the three months ended April 30, 2015. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three periods ended April 30, 2016, lease pool depreciation decreased approximately 10% from the same period in the prior fiscal year. The decrease reflects the lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Equipment Manufacturing and Sales

Revenues and cost of sales from our Equipment Manufacturing and Sales segment were as follows:

	Three Months Ended April 30,
	2016	2015
Revenues:
Seamap	$4,919	$5,115
Klein	2,136	—
SAP	480	560
Intra-segment sales	(315)	—

	7,220	5,675
Cost of sales:
Seamap	2,539	2,988
Klein	1,471	—
SAP	363	408
Intra-segment sales	(315)	—

	4,058	3,396

Gross profit	$3,162	$2,279

Gross profit margin	44%	40%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. Seamap revenues were relatively flat between the first quarter of fiscal 2017 and the same period in the prior fiscal year, declining approximately 4%, despite the general decline in the seismic industry. Scheduled deliveries of system components contributed to revenues in the current period. Due to the general decline in marine seismic activity we have experienced a decline in demand for after-market services such as spare parts and repairs. We believe it is likely that this relative softness in demand will continue throughout the balance of fiscal 2017. However, we do have certain deliveries currently scheduled for the balance of fiscal 2017. Accordingly, we expect Seamap revenues for all of fiscal 2017 to be generally in line with those of fiscal 2016.

We acquired Klein effective December 31, 2015. Therefore, our results for the three months ended April 30, 2015 did not include any amounts related to Klein. Demand for Klein’s products relates primarily to activity within the hydrographic and oceanographic industries. Such demand is not subject to significant seasonal factors, but sales can vary significantly from quarter to quarter based on the requirements of specific projects. We do not believe that the revenue from Klein products for the three months ended April 30, 2016 is necessarily indicative of revenues for all of fiscal 2017, which we expect to total approximately $12.0 million.

SAP’s revenues are also attributable to activity within the hydrographic and oceanographic industry and can vary significantly from quarter to quarter based on the requirements of specific programs. In the three months ended April 30, 2016 sales of products by SAP included approximately $300,000 related to products acquired from Klein, which amounts have been eliminated in our consolidated results of operations. We do not believe that the revenue from SAP sales for the three months ended April 30, 2016 is necessarily indicative of revenue for all of fiscal 2017. We expect SAP’s revenues for all of fiscal 2017 to be significantly above that of fiscal 2016.

The gross profit margin from the Equipment Manufacturing and Sales segment varies between the fiscal 2017 and fiscal 2016 periods primarily due to changes in product mix and the effect of revenues from Klein. Klein products and Seamap products generally have similar gross profit margins, but both manufacturing operations have certain fixed costs which can negatively impact gross profit margins in periods of relatively lower revenues. Sales by SAP generally produce lower gross profit margins than do sales of Seamap and Klein.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2016 were approximately $5.3 million compared to approximately $4.9 million for the three months ended April 30, 2015. The fiscal 2017 period includes approximately $690,000 of general and administrative expenses related to the operations of Klein that were not present in the fiscal 2016 period. Absent these additional costs, general and administrative expenses in the fiscal 2017 period declined by approximately 6% from the fiscal 2015 period. The reduction in these expenses reflects the effect of our efforts to control such costs.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $652,000 in the three months ended April 30, 2016, as compared to approximately $637,000 in the three months ended April 30, 2015. This increase relates primarily to the amortization of intangible assets related to the acquisition of Klein.

Other Income (Expense)

Net interest expense for the three months ended April 30, 2016 was approximately $264,000 as compared to approximately $221,000 for the three months ended April 30, 2015. The increase reflects higher interest rates, partially offset by lower average borrowings between the two periods.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net gain of approximately $174,000 and $759,000 in the three months ended April 30, 2016 and April 30, 2015, respectively. These net gains in the fiscal 2017 period resulted primarily from the strengthening of the Russian ruble and the Singaporean dollar versus the U.S. dollar. Other of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net gains of approximately $212,000 and $14,000 in the three months ended April 30, 2016 and April 30, 2015, respectively.

Provision for Income Taxes

Our tax provision for the three months ended April 30, 2016 is a provision of approximately $299,000 despite a loss before income taxes. This is due to the effect of valuation allowances related to deferred tax assets and the effect of foreign withholding taxes. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. Although we do not have a history of such loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2025, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we must generate taxable income of approximately $41.0 million.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our Credit Agreement and our Seamap Credit Facility (as defined below). The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities, proceeds from the issuance of preferred stock and from proceeds from our Credit Agreement, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or equity securities. As more fully discussed below, in June 2016, we completed a public offering of preferred stock which resulted in net proceeds to us of approximately $7.0 million.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$1,750	$6,438
Net cash provided by investing activities	302	66
Net cash used in financing activities	(2,754)	(5,756)
Effect of changes in foreign exchange rates on cash and cash equivalents	(707)	304

Net decrease in cash and cash equivalents	$(1,409)	$1,052

As of April 30, 2016, we had working capital of approximately $26.3 million, including cash and cash equivalents and restricted cash of approximately $2.4 million, as compared to working capital of approximately $28.2 million, including cash and cash equivalents and restricted cash of approximately $3.8 million, at January 31, 2016. The decrease in working capital resulted primarily from reductions in long-term debt during the first three months of fiscal 2017.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $1.8 million in the first three months of fiscal 2017 as compared to approximately $6.4 million in the first three months in fiscal 2016. The decrease between the two periods resulted primarily from the change in net income between the periods. In the three months ended April 30, 2015, a significant amount of cash was provided related to decreases in prepaid expenses and other current assets. This relates to the recovery of value added taxes in certain foreign jurisdictions resulting from the importation of equipment.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended April 30, 2016 included purchases of seismic equipment held for lease totaling approximately $522,000, of which approximately $200,000 relates to the net change in accounts payable related to lease pool purchases. Due to the decline in demand for our rental equipment, we have significantly curtailed our purchases of lease pool equipment in recent periods. We expect additions to our lease pool for all of fiscal 2017 to total less than $2.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under our Credit Agreement.

In the first three months of fiscal 2017, proceeds from the sale of lease pool equipment totaled approximately $906,000 compared to approximately $227,000 in the first three months of fiscal 2016. We generally do not seek to sell our lease pool equipment on a regular basis, but may do so from time to time. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities in the first three months of fiscal 2017 consists primarily of approximately $2.0 million of net payments under the Credit Agreement and $800,000 of payments pursuant to the Seamap Credit Facility.

In June 2016, we completed a public offering of 320,000 shares of 9.00% cumulative preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock has a liquidation preference of $25.00 per share, an annual dividend rate of 9.00%, has no maturity date, but may be redeemed at the option of the Company at any time after June 8, 2021 or upon a change of control of the Company in which event the conversion would be subject to a limit on the maximum number of shares of common stock to be issued, and is not anticipated to grant holders with voting control of our board of directors. The Series A Preferred Stock is not convertible into shares of our common stock, except in limited situations arising from a change in control of the Company. The net proceeds to us, after deducting underwriting discounts and offering costs, totaled approximately $7.0 million. We applied all net proceeds to amounts outstanding under the Credit Agreement. Annual dividend requirements for the Series A Preferred Stock total approximately $720,000.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 30, 2016, we had provided stand-by letters of credit totaling approximately $840,000 under the Credit Agreement and the Seamap Credit Facility, as defined below, related to such obligations.

On August 2, 2013, we entered into a syndicated, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A. (“HSBC”) as administrative agent. The Credit Agreement, as amended, provides for borrowings of up to $30 million, subject to a borrowing base. Proceeds from the Credit Agreement may be used for working capital and general corporate needs. Up to $10.0 million of the Credit Agreement may be used to secure letters of credit.

In June 2016, we reduced the commitment under the Credit Facility to $20.0 million from $30.0 million by giving notice to the bank. We do not anticipate needs for amounts beyond $20.0 million and do not believe we could incur debt beyond that amount without violating certain provisions of the Credit Agreement. Therefore, we reduced the commitment, as is our right under the provisions of the Credit Agreement, in order to avoid commitment fees on amounts we are not likely to utilize.

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of April 30, 2016, the margins for Eurodollar loans and ABR loans are 3.50% and 2.50%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.50% based on our leverage ratio. As of April 30, 2016, the commitment fee rate is 0.5%.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. The following chart indicates each of these financial covenants as of April 30, 2016:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended April 30, 2016
Leverage Ratio	Not more than 2.00 to 1.00	2.29 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	1.58 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	0.18 to 1.00

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

We were in compliance with each of these covenants, except for the Leverage Ratio. However, due to subsequent reductions in amounts of funded debt, no continuing default occurred and the bank has granted a waiver for any default that may have occurred as a result of the Leverage Ratio as of April 30, 2016. We expect to remain in compliance with each of these covenants for the balance of fiscal 2017.

The Credit Agreement contains customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, and transactions with affiliates and lines of business. The events of default include a change in control provision. The Credit Agreement also contains covenants that limit the use of proceeds from the facility, including letters of credit, to fund or support oil and gas exploration activities within Russia. These provisions could negatively impact our ability to conduct business within Russia.

In August 2014, our wholly-owned subsidiary, Seamap Pte Ltd. (“Seamap Singapore”), entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, an uncommitted $3.0 million revolving credit facility, and an uncommitted $2.0 million banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility is payable quarterly at LIBOR plus 2.75%. Under the revolving credit facility, Seamap Singapore may borrow up to $3.0 million from time to time for working capital and other general corporate purposes. Borrowings under this facility bear interest at LIBOR plus 3.00%. Under the banker’s guarantee facility HSBC – Singapore will, from time to time as requested, issue banker’s guarantees for performance, customs or bid bonds. The Seamap Credit Facility is secured by essentially all of the assets of Seamap Singapore and by a corporate guarantee by Mitcham Industries, Inc. The agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contains financial covenants that require Seamap Singapore to maintain a minimum net worth of S$15 million and a minimum ratio of debt to EBITDA of 125%, both measured as of the end of our fiscal year end. We were in compliance with these financial covenants as of January 31, 2016.

As indicated by the following chart, we were in compliance with all financial covenants as of January 31, 2016:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended January 31, 2016
Shareholder’s Equity	Not less than $15.0 million	$36.3 million

EBITDA to Debt Ratio	Not less than 1.25 to 1.00	1.56 to 1.00

As of June 9, 2016, borrowings of approximately $6.0 million and letters of credit totaling approximately $844,000 were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $4.4 million and bankers guarantees totaling approximately $71,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility.

We believe that as of April 30, 2016, the borrowing base under the Credit Agreement was sufficient to provide for borrowings of up to $30.0 million. However, the financial covenants of the Credit Agreement provide that total debt, as defined, may not exceed 200% of Adjusted EBITDA for the trailing twelve-month period. For the twelve months ended April 30, 2016, Adjusted EBITDA was approximately $8.1 million, indicating total allowable funded debt of approximately $16.2 million, including amounts outstanding under the Credit Agreement and the Seamap Credit Facility. The amount available under the Credit Agreement may change throughout the balance of fiscal 2017 based on the level of Adjusted EBITDA and amounts outstanding under the Credit Agreement and the Seamap Credit Facility. We expect Adjusted EBITDA for the trailing twelve-month period as of the end of our fiscal quarters for the balance of fiscal 2017 to be greater than as of April 30, 2016. We do not currently foresee the need to utilize the Credit Agreement to the maximum allowable amount.

We have determined that certain undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of April 30, 2016, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $2.2 million. Approximately $2.2 million may be distributed to the United States in repayment of inter-company obligations as of April 30, 2016 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2016, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.2 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $120,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 43% of our net assets as of April 30, 2016 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of April 30, 2016, there was $12.5 million outstanding under the Credit Agreement and $5.2 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $177,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

MITCHAM INDUSTRIES, INC.

Date: June 10, 2016	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with SEC on June 10, 2016.	001-13490	3.1

10.1	Amended and Restated Employment Agreement, dated as of September 8, 2015, by and between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc’s Current Report on Form 8-K, filed with the SEC on September 14, 2015.	000-25142	10.1

10.2	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc. and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2015	000-25142	10.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Guy Malden, Co-Chief Executive Officer, and Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document