Form 10-Q
period 2016-07-31
MITCHAM INDUSTRIES INC
filed 2016-09-08
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,089,758 shares of common stock, $0.01 par value, were outstanding as of September 7, 2016.

MITCHAM INDUSTRIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,496	$3,769
Accounts and contracts receivable, net of allowance for doubtful accounts of $5,828 and $5,821 at July 31, 2016 and January 31, 2016, respectively	13,112	19,775
Inventories, net	13,091	12,944
Prepaid income taxes	1,391	2,523
Prepaid expenses and other current assets	1,544	1,685

Total current assets	32,634	40,696
Seismic equipment lease pool and property and equipment, net	60,965	73,516
Intangible assets, net	10,083	10,466
Goodwill	4,155	4,155
Prepaid income taxes	1,019	—
Deferred tax asset	—	586
Long-term receivables	4,967	4,972
Other assets	28	368

Total assets	$113,851	$134,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,687	$3,543
Current maturities – long-term debt	3,220	3,218
Deferred revenue	351	326
Accrued expenses and other current liabilities	3,405	5,369

Total current liabilities	8,663	12,456
Long-term debt, net of current maturities	6,262	17,266

Total liabilities	14,925	29,722
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 320 issued and outstanding	7,117	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at July 31, 2016 and January 31, 2016	140	140
Additional paid-in capital	121,097	120,664
Treasury stock, at cost (1,929 and 1,928 shares at July 31, 2016 and January 31, 2016, respectively)	(16,856)	(16,854)
Retained earnings (accumulated deficit)	(2,895)	13,188
Accumulated other comprehensive loss	(9,677)	(12,101)

Total shareholders’ equity	98,926	105,037

Total liabilities and shareholders’ equity	$113,851	$134,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Equipment leasing	$1,634	$4,516	$5,242	$15,695
Lease pool and other equipment sales	1,275	295	2,210	652
Equipment manufacturing and sales	5,754	2,743	12,942	8,349

Total revenues	8,663	7,554	20,394	24,696

Cost of sales:
Direct costs – equipment leasing	785	1,051	1,537	2,418
Direct costs – lease pool depreciation	6,675	7,581	13,548	15,219
Cost of lease pool and other equipment sales	348	147	799	361
Cost of equipment manufacturing and sales	3,097	1,384	7,118	4,731

Total cost of sales	10,905	10,163	23,002	22,729

Gross (loss) profit	(2,242)	(2,609)	(2,608)	1,967
Operating expenses:
General and administrative	5,426	4,964	10,739	9,860
Provision for doubtful accounts	—	600	—	600
Depreciation and amortization	647	631	1,299	1,268

Total operating expenses	6,073	6,195	12,038	11,728

Operating loss	(8,315)	(8,804)	(14,646)	(9,761)
Other (expense) income:
Interest, net	(164)	(166)	(428)	(387)
Other, net	(612)	325	(161)	1,111

Total other (expense) income	(776)	159	(589)	724

Loss before income taxes	(9,091)	(8,645)	(15,235)	(9,037)
Benefit (provision) for income taxes	(435)	2,797	(734)	2,952

Net loss	$(9,526)	$(5,848)	$(15,969)	$(6,085)
Preferred stock dividends	(114)	—	(114)	—

Net loss available to common shareholders	$(9,640)	$(5,848)	$(16,083)	$(6,085)

Net loss per common share:
Basic	$(0.80)	$(0.49)	$(1.33)	$(0.51)

Diluted	$(0.80)	$(0.49)	$(1.33)	$(0.51)

Shares used in computing net loss per common share:
Basic	12,070	12,037	12,065	12,028
Diluted	12,070	12,037	12,065	12,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2016	2015	2016	2015
Net loss available to common shareholders	$(9,640)	$(5,848)	$(16,083)	$(6,085)
Change in cumulative translation adjustment	(237)	(4,393)	2,424	(1,646)

Comprehensive loss attributable to common shareholders	$(9,877)	$(10,241)	$(13,659)	$(7,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,969)	$(6,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,910	16,555
Stock-based compensation	433	519
Provision for inventory obsolescence	43	90
Provision for doubtful accounts, net of charge offs	—	600
Gross profit from sale of lease pool equipment	(1,456)	(216)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	(72)
Deferred tax benefit	(375)	(3,301)
Changes in working capital items:
Trade accounts and contracts receivable	8,769	5,338
Inventories	181	(3,349)
Prepaid expenses and other current assets	(673)	3,892
Income taxes payable	658	(640)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(4,014)	(661)
Foreign exchange gains net of losses	577	(1,020)

Net cash provided by operating activities	3,084	11,650

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(583)	(1,874)
Purchases of property and equipment	(77)	(171)
Sale of used lease pool equipment	2,169	399

Net cash provided by (used in) investing activities	1,509	(1,646)

Cash flows from financing activities:
Net payments on revolving line of credit	(9,400)	(10,500)
Payments on term loan and other borrowings	(1,612)	(1,609)
Net proceeds from short-term investments	—	113
Net proceeds from preferred stock offering	7,117	—
Preferred stock dividends	(114)	—
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	72

Net cash used in financing activities	(4,009)	(11,924)
Effect of changes in foreign exchange rates on cash and cash equivalents	(857)	(455)

Net change in cash and cash equivalents	(273)	(2,375)
Cash and cash equivalents, beginning of period	3,769	5,175

Cash and cash equivalents, end of period	$3,496	$2,800

Supplemental cash flow information:
Interest paid	$504	$397
Income taxes paid	$529	$1,203
Purchases of seismic equipment held for lease in accounts payable at end of period	$148	$234

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Mitcham Industries, Inc. (for purposes of these notes, the “Company”) was incorporated in Texas in 1987. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned subsidiaries, Seamap International Holdings Pte, Ltd. (“Seamap”) and Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2016 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2016, the results of operations for the three and six months ended July 31, 2016 and 2015, and the cash flows for the six months ended July 31, 2016 and 2015, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2017.

3. New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 will be effective during the fiscal year ended January 31, 2019. The Company is currently evaluating the impact of ASU No. 2016-15 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 will be effective during the fiscal year ended January 31, 2018. The Company is currently evaluating the impact of ASU No. 2016-09 on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2016, the FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, to give guidance on identifying performance obligations and licensing implementation related to revenue contracts with customers. In May 2016, the FASB further issued ASU No. 2016-12, Revenue from Contracts with Customers: (Topic 606) Narrow-Scope Improvements and Practical Expedients, to give guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. ASU 2014-09, ASU 2016-10 and ASU 2016-12 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

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

Intangible assets include trade names of approximately $760,000, which have an indefinite useful life and are not amortizable. The weighted average useful life of other acquired intangibles was 9.5 years.

The goodwill associated with this acquisition is deductible for tax purposes.

Pro Forma Results of Operations

The following consolidated pro forma results of operations for the three and six months ended July 31, 2015 assumes the acquisition of Klein occurred as of the beginning of the period and reflects the full results of operations for the period presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future.

(In thousands, except per share amounts)	Three Months Ended July 31, 2015	Six Months Ended July 31, 2015
	(unaudited)
Revenues	$8,361	$28,061
Net loss	$(6,901)	$(7,571)
Loss per share:
Basic	$(0.57)	$(0.63)
Diluted	$(0.57)	$(0.63)

5. Balance Sheet

	July 31, 2016	January 31, 2016
	(in thousands)
Accounts receivable	$21,154	$27,691
Contracts receivable	2,753	2,877

	23,907	30,568
Less long-term portion	(4,967)	(4,972)

Current accounts and contracts receivable	18,940	25,596
Less allowance for doubtful accounts	(5,828)	(5,821)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$13,112	$19,775

Contracts receivable consisted of $2.8 million and $2.9 million due from three customers as of July 31, 2016 and January 31, 2016, respectively. The balance of contracts receivable at July 31, 2016 and January 31, 2016 consisted of contracts bearing interest at an average rate of approximately 2.2% and 2.4%, respectively, and with remaining repayment terms from one to 40 months and one to 40 months, respectively. These contracts are collateralized by the equipment sold. The Company has entered into structured payment arrangements with four customers, which extend the payment of their accounts and contracts receivable balances resulting in long-term accounts receivable with two customers totaling $3.7 million and long-term contracts receivable with two customers totaling $1.3 million. Payments terms for long-term receivables are structured to be completed by the end of fiscal 2018.

	July 31, 2016	January 31, 2016
	(in thousands)
Inventories:
Raw materials	7,620	$7,314
Finished goods	5,004	4,967
Work in progress	1,405	1,563

	14,029	13,844
Less allowance for obsolescence	(938)	(900)

Total inventories, net	$13,091	$12,944

In December of 2015, the Company acquired $3.3 million of inventory in connection with the purchase of Klein. See Note 4 to our consolidated financial statements.

	July 31, 2016	January 31, 2016
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$232,693	$230,923
Land and buildings	3,379	3,375
Furniture and fixtures	9,625	9,405
Autos and trucks	683	694

	246,380	244,397
Accumulated depreciation and amortization	(185,415)	(170,881)

Total seismic equipment lease pool and property and equipment, net	$60,965	$73,516

As of January 31, 2016, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. There have been no negative significant changes to the environment since January 31, 2016 that would indicate additional impairment analysis is necessary as of July 31, 2016.

6. Goodwill and Other Intangible Assets

	Weighted Average Life at 7/31/16	July 31, 2016			January 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$4,155			$4,155

Proprietary rights	6.5	$6,013	$(2,845)	3,168	$5,959	$(2,645)	3,314
Customer relationships	5.3	4,905	(1,403)	3,502	4,633	(1,006)	3,627
Patents	6.3	1,688	(498)	1,190	1,592	(369)	1,223
Trade name	9.8	891	(23)	868	883	(17)	866
Customer backlog	0.4	20	(12)	8	20	(2)	18
Developed technology	9.4	1,430	(83)	1,347	1,430	(12)	1,418

Amortizable intangible assets		$14,947	$(4,864)	$10,083	$14,517	$(4,051)	$10,466

In December of 2015, the Company acquired $1.7 million in goodwill and $2.4 million in other intangible assets in connection with the purchase of Klein. See note 4 to our consolidated financial statements. The remaining $2.5 million of goodwill is allocated to Seamap.

On January 31, 2016 the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative factors, the Company recorded an impairment of the goodwill associated with its Seamap reporting unit in the amount of $3.0 million. Also at January 31, 2016, the Company recorded impairment of approximately $600,000 related to certain identifiable intangible assets related to its leasing reporting unit. There have been no significant changes to the environment to indicate additional impairment is necessary as of July 31, 2016.

Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base). Aggregate amortization expense was $378,000 and $430,000 for the three months ended July 31, 2016 and 2015, respectively, and $779,000 and $853,000 for the six months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2017	$1,037
2018	1,470
2019	1,470
2020	1,470
2021	1,295
2022 and thereafter	3,341

Total	$10,083

7. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	July 31, 2016	January 31, 2016
Revolving line of credit	$5,000	$14,400
Term credit facility	4,400	6,000
Other equipment notes	82	84

	9,482	20,484
Less current portion	(3,220)	(3,218)

Long-term debt	$6,262	$17,266

The Company has a secured, revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement is a secured revolving facility in the maximum principal amount of $20.0 million and a maturity of August 31, 2017, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank).

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of July 31, 2016, the base rate margin was 250 basis points and the Eurodollar margin was 350 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. The Company was in compliance with each of these provisions as of July 31, 2016.

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

The Seamap Credit Facility contains financial covenants that require Seamap Singapore to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of debt to EBITDA of not less than 125% for each fiscal year. The Company was in compliance with each of these provisions as of and for the year ended January 31, 2016.

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

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the six months ended July 30, 2016 and 2015 were approximately $16.4 million and $20.5 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which is pledged as security for the notes payable.

8. Income Taxes

Effective January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets are classified as long-term assets as of July 31, 2016 and January 31, 2016 in the accompanying Consolidated Balance Sheets. Amounts for prior periods have not been restated. The provisions of this pronouncement have been adopted in order to simplify the presentation of deferred income taxes.

Prepaid taxes of approximately $1.4 million at July 31, 2016 consisted of approximately $1.2 million of foreign taxes and approximately $195,000 of domestic federal and state taxes. Prepaid income taxes of approximately $2.5 million at January 31, 2016 consisted of approximately $2.3 million of foreign taxes and approximately $182,000 of domestic federal and state taxes.

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

The provision for income taxes for the six months ended July 31, 2016 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Also, a valuation against the deferred tax assets of the Company for approximately $20.2 million and $16.7 million has been recorded as of July 31, 2016 and January 31, 2016, respectively. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that these deferred tax assets would be realized. The judgment was based on an evaluation of available evidence, both positive and negative. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that certain earnings from foreign jurisdictions have been permanently reinvested outside of the United States through the six months ended July 31, 2016.

For the six months ended July 31, 2016, the Company did not recognize any tax expense or benefit related to uncertain tax positions. For the fiscal year ended January 31, 2016, the Company recognized tax benefits of approximately $92,000 related to the resolution of uncertain tax positions and reversed approximately $144,000 of penalties and interest related to these matters.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,070	12,037	12,065	12,028
Stock options	—	—	5	25
Unvested restricted stock	49	39	51	36

Total weighted average common share equivalents	49	39	56	61

Diluted weighted average common shares outstanding	12,119	12,076	12,121	12,089

For the three months ended July 31, 2016 and 2015 and the six months ended July 31, 2016 and 2016, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

10. Related Party Transaction

On June 8, 2016, the Company issued 320,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”) par value $1.00 per share, pursuant to an underwriting agreement, dated June 2, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. The underwriter received underwriting discounts and commissions totaling $440,000 in connection with this offering. In addition, the underwriter received a structuring fee equal to 0.50% of the gross proceeds from this offering, or $40,000. The Non-Executive Chairman of the Company received no portion of these commissions, discounts and fees.

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

12. Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2016 was approximately $186,000 and $433,000, respectively, and, during the three and six months ended July 31, 2015 was approximately $238,000 and $519,000, respectively.

13. Segment Reporting

The Equipment Leasing segment offers new and “experienced” seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Singapore; and Bogota, Colombia.

The Equipment Manufacturing and Sales segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in New Hampshire, the United Kingdom and Singapore.

Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2016	As of January 31, 2016
	Total Assets	Total Assets
	(in thousands )
Equipment Leasing	$76,570	$95,932
Equipment Manufacturing and Sales	37,578	39,059
Eliminations	(297)	(232)

Consolidated	$113,851	$134,759

Results for the three months ended July 31, 2016 and 2015 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2016	2015	2016	2015	2016	2015
Equipment Leasing	$2,909	$4,811	$(7,077)	$(7,200)	$(7,552)	$(7,152)
Equipment Manufacturing and Sales	5,758	2,787	(421)	(740)	(734)	(629)
Corporate expenses	—	—	(832)	(897)	(832)	(897)
Eliminations	(4)	(44)	15	33	27	33

Consolidated	$8,663	$7,554	$(8,315)	$(8,804)	$(9,091)	$(8,645)

Results for the six months ended July 31, 2016 and 2015 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2016	2015	2016	2015	2016	2015
Equipment Leasing	$7,452	$16,347	$(12,746)	$(7,232)	$(12,335)	$(6,483)
Equipment Manufacturing and Sales	12,978	8,462	(219)	(698)	(1,186)	(723)
Corporate expenses	—	—	(1,702)	(1,877)	(1,702)	(1,877)
Eliminations	(36)	(113)	21	46	(12)	46

Consolidated	$20,394	$24,696	$(14,646)	$(9,761)	$(15,235)	$(9,037)

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

Our Equipment Manufacturing and Sales segment is engaged in the design, production and sale of marine seismic equipment and oceanographic and hydrographic equipment. The operations of this segment are conducted through our wholly-owned subsidiaries, Seamap (UK) Ltd. (“Seamap UK”), Seamap Pte. Ltd. (“Seamap Singapore” and, together with Seamap UK, “Seamap”), Klein and SAP.

The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$2,909	$4,811	$7,452	$16,347
Equipment Manufacturing and Sales	5,758	2,787	12,978	8,462
Inter-segment sales	(4)	(44)	(36)	(113)

Total revenues	8,663	7,554	20,394	24,696

Cost of sales:
Equipment Leasing	7,809	8,811	15,885	18,063
Equipment Manufacturing and Sales	3,116	1,429	7,174	4,825
Inter-segment costs	(20)	(77)	(57)	(159)

Total cost of sales	10,905	10,163	23,002	22,729

Gross (loss) profit	(2,242)	(2,609)	(2,608)	1,967
Operating expenses:
General and administrative	5,426	4,964	10,739	9,860
Provision for doubtful accounts	—	600	—	600
Depreciation and amortization	647	631	1,299	1,268

Total operating expenses	6,073	6,195	12,038	11,728

Operating loss	$(8,315)	$(8,804)	$(14,646)	$(9,761)

EBITDA (1)	$(1,574)	$(231)	$103	$7,905
Adjusted EBITDA (1)	$(597)	$764	$1,568	$8,519
Reconciliation of Net income to EBITDA and Adjusted EBITDA
Net loss	$(9,526)	$(5,848)	$(15,969)	$(6,085)
Interest expense, net	164	166	428	387
Depreciation and amortization	7,353	8,248	14,910	16,555
(Benefit) provision for income taxes	435	(2,797)	734	(2,952)

EBITDA (1)	(1,574)	(231)	103	7,905
Non-cash foreign exchange losses and (gains)	493	672	319	(87)
Stock-based compensation	186	238	433	519
Cost of lease pool sales	298	85	713	182

Adjusted EBITDA (1)	$(597)	$764	$1,568	$8,519

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$1,335	$5,212	$3,084	$11,650
Stock-based compensation	(186)	(238)	(433)	(519)
Provision for doubtful accounts	—	(600)	—	(600)
Provision for inventory obsolescence	—	(45)	(43)	(90)
Changes in trade accounts, contracts and notes receivable	(5,960)	(8,177)	(8,769)	(5,338)
Interest paid	166	169	504	397
Taxes paid, net of refunds	378	407	529	1,203
Gross profit from sale of lease pool equipment	965	87	1,456	216
Changes in inventory	116	2,499	(181)	3,349
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,970	914	4,014	661
Changes in prepaid expenses and other current assets	423	(615)	673	(3,892)
Foreign exchange gains net of losses	(696)	242	(577)	1,020
Other	(85)	(86)	(154)	(152)

EBITDA (1)	$(1,574)	$(231)	$103	$7,905

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, certain non-recurring contract settlement costs, impairment of intangible assets and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contains financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

In our Equipment Manufacturing and Sales segment, Seamap designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers” or “air gun controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. In May 2014, Seamap acquired two product lines from ION Geophysical Corporation (“ION”), Digishot® energy source controllers and Sleeve Gun energy sources. These intellectual property rights will allow us to incorporate certain design features and new functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023. We believe that Seamap is the primary provider of energy source controllers.

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

Business Outlook

The revenues of our Equipment Leasing segment and to a large degree our Equipment Manufacturing and Sales segment are related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and finding and development costs. We are attempting to reduce our dependence on oil and gas exploration activity. With the addition of Klein we have expanded our Equipment Manufacturing and Sales segment. Many of the opportunities being pursued within this segment, for both Klein products and Seamap products, relate to applications within the hydrographic and oceanographic industry and are not related to oil and gas exploration. However, the activity within the oil and gas exploration industry remains an important factor to our business.

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

We believe it likely that the recent lower level of oil prices and general slowdown in seismic exploration projects will continue at least through the balance of our fiscal year ending January 31, 2017 (“fiscal 2017”). Therefore, we expect lower levels of leasing revenue in fiscal 2017 as compared to our fiscal year ended January 31, 2016 (“fiscal 2016”). However, we are not able to quantify the magnitude of such reduction at this time. Although we believe the overall level of seismic exploration activity is reduced and much uncertainty remains, we think activity varies among geographic regions. Recently, we have received increases in the number of enquiries from existing and potential customers, particularly in some geographic regions, as more fully discussed below. The ultimate impact of the current industry downturn on us will depend upon its length and other factors, many of which remain beyond our control. We do not currently believe this situation will result in any impairment of our lease pool. However, at January 31, 2016, we recorded an impairment of approximately $3.6 million related to intangible assets.

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

North America, particularly Canada, appears to be most affected by the recent decline in activity. Industry sources estimate that approximately five land seismic crews operated in Canada during the 2015-2016 winter season, as compared to approximately 15 crews during the 2014-2015 winter season and more than 40 crews during that period four years ago. This had a material negative effect on our revenues in the first six months of fiscal 2017 as compared to the same period in fiscal 2016. We expect the level of activity in the United States to remain weak during fiscal 2017. However, we have recently received inquiries related to projects planned in Canada and the United States during the last half of fiscal 2017 and the first quarter of the next fiscal year. We believe this is an indication of possible renewed activity. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

We expect land seismic exploration activity in Latin America to remain subdued during fiscal 2017. We have provided equipment to some projects thus far in fiscal 2017 and have bid other projects scheduled for the last half of fiscal 2017. There is no certainty that those projects will proceed or proceed within the time frames currently anticipated. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. Lower oil prices have introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico. We do not believe that any significant land seismic activity will commence in Mexico during fiscal 2017.

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

We have experienced ongoing activity in Europe over the past two years, including the first half of fiscal 2017. We expect some level of activity to continue through the balance of fiscal 2017. However, overall exploration activity in this region has been impacted by the depressed market conditions within the oil and gas industry. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment and we had enquiries for additional projects within this region.

We believe there are other areas of opportunity for our land leasing business, including the Middle East, North Africa, Asia and the Pacific Rim. We have been active in each of these regions in recent years; however, the level of activity has varied. We have recently seen an increase in inquiries related to these regions and have bid several projects. While these are encouraging developments there can be no assurance that these projects will proceed or that we will have the opportunity to participate in any such projects.

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. We believe this excess of available equipment will continue through fiscal 2017.

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

The market for products sold by Seamap is primarily dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. However, these products are also utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand from Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015 as evidenced by deliveries to new customers in China during fiscal 2016. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic, hydrographic and oceanographic industries.

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

We expect to make additional deliveries to PGS during the balance fiscal 2017 related to new build vessels and the re-equipping of existing vessels. We are also pursuing a number of opportunities in Asia for the equipping of hydrographic and geotechnical survey vessels. Some of these opportunities include products from both Seamap and Klein.

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

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we reduced the additions to our lease pool in fiscal 2017 and fiscal 2016. During fiscal 2016, we added approximately $2.4 million of equipment to our lease pool, as compared to approximately $11.8 million in fiscal 2015 and approximately $49.0 million in fiscal 2014. We expect lease pool additions in fiscal 2017 to be at a level below that in fiscal 2016. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

We continually monitor the composition of our lease pool in relation to general industry conditions and customer requirements. As a result of this, from time to time we may seek to reduce the amount of certain types of equipment in our lease pool or to completely divest ourselves of certain types of equipment. Sales of lease pool equipment are reflected in our consolidated results of operations as “Lease pool equipment sales”. We also analyze the demand for the types and amount of equipment within various geographic regions and will move equipment among our various locations as warranted. We have recently received a number of inquiries for the purchase of certain used equipment from our lease pool. We will evaluate each of these opportunities and may sell certain equipment from time to time.

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

A significant portion of our revenues are generated from foreign sources. For the six months ended July 31 2016 and 2015, revenues from international customers totaled approximately $16.1 million and $19.5 million, respectively. These amounts represent 79% of consolidated revenues in those fiscal periods. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

Revenues for the three months ended July 31, 2016 were approximately $8.7 million compared to approximately $7.6 million for the three months ended July 31, 2015. For the six months ended July 31, 2016 revenues were approximately $20.4 million, compared to approximately $24.7 million for the six months ended July 31, 2015. The increase in the three-month period is due to the addition of Klein, which offset the decline in leasing revenue between the periods. The decline in the fiscal 2017 six-month period compared to the prior year was primarily due to lower equipment leasing revenues, attributable to the industry trends discussed above. For the three months ended July 31, 2016, we generated an operating loss of approximately $8.3 million, compared to an operating loss of approximately $8.8 million for the three months ended July 31, 2015. For the six months ended July 31, 2016 our operating loss was approximately $14.6 million, compared to approximately $9.8 million for the six months ended July 31, 2015. The decrease in operating profit in the fiscal 2017 period as compared to the same period a year ago was due primarily to the lower revenues discussed above, partially offset by lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$1,634	$4,516	$5,242	$15,695
Lease pool equipment sales	1,263	172	2,169	399
Other equipment sales	12	123	41	253

	2,909	4,811	7,452	16,347
Cost of sales:
Direct costs-equipment leasing	785	1,051	1,537	2,418
Lease pool depreciation	6,675	7,613	13,548	15,284
Cost of lease pool equipment sales	298	85	713	182
Cost of other equipment sales	51	62	87	179

	7,809	8,811	15,885	18,063

Gross loss	$(4,900)	$(4,000)	$(8,433)	$(1,716)

Equipment leasing revenues decreased approximately 64% in the second quarter of fiscal 2017 from the second quarter of fiscal 2016 and approximately 67% in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016 due to lower land leasing revenues in essentially all geographic regions, although there was a small increase in revenues in Latin America between these periods. The regions with the biggest declines from the prior year were the United States and Russia. As discussed above, seismic exploration activity is generally very depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. Historically, our first quarter has been generated the largest leasing revenues due to the impact of seasonal activity in Canada and Russia. However, in the six months ended July 31, 2016 there was very little leasing activity in either Canada or Russia. Accordingly, we do not expect the same seasonal variations in our leasing revenues in fiscal 2017. From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended July 31, 2016 and 2015 was approximately $965,000 and $87,000, respectively. For the six months ended July 31, 2016 and 2015 the gross profit from the sale of lease pool equipment was approximately $1.5 million and $217,000, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

Direct costs related to equipment leasing were approximately 48% and 29% of leasing revenues in the three and six months ended July 31, 2016, respectively. This compares with approximately 23% and 15% for the three and six months ended July 31, 2015, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three and six month periods ended July 31, 2016, lease pool depreciation decreased approximately 12% and 11%, respectively, from the same periods in the prior fiscal year. The decrease reflects the lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Equipment Manufacturing and Sales

Revenues and cost of sales from our Equipment Manufacturing and Sales segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Revenues:
Seamap	$2,208	$2,273	$7,126	$7,388
Klein	2,326	—	4,462	—
SAP	1,332	514	1,813	1,074
Intra-segment sales	(108)	—	(423)	—

	5,758	2,787	12,978	8,462
Cost of sales:
Seamap	900	1,028	3,439	4,015
Klein	1,390	—	2,861	—
SAP	934	401	1,297	810
Intra-segment sales	(108)	—	(423)	—

	3,116	1,429	7,174	4,825

Gross profit	$2,642	$1,358	$5,804	$3,637

Gross profit margin	46%	49%	45%	43%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. Seamap revenues were essentially flat in the second quarter and first six months of fiscal 2017 as compared to the same periods in the prior fiscal year, despite the general decline in the seismic industry. Due to the general decline in marine seismic activity we have experienced a decline in demand for after-market services such as spare parts and repairs. We believe it is likely that this relative softness in demand will continue throughout the balance of fiscal 2017. However, we do have certain deliveries currently scheduled for the balance of fiscal 2017. Accordingly, we expect Seamap revenues for the balance of fiscal 2017 to exceed those of the first six months.

We acquired Klein effective December 31, 2015. Therefore, our results for the three and six months ended July 31, 2015 did not include any amounts related to Klein. Demand for Klein’s products relates primarily to activity within the hydrographic and oceanographic industries. Such demand is not subject to significant seasonal factors, but sales can vary significantly from quarter to quarter based on the requirements of specific projects. We do not believe that the revenue from Klein products for the three and six months ended July 31, 2016 is necessarily indicative of revenues for all of fiscal 2017, which we expect to total approximately $12.0 million.

SAP’s revenues are also attributable to activity within the hydrographic and oceanographic industry and can vary significantly from quarter to quarter based on the requirements of specific programs. In the three and six months ended July 31, 2016 sales of products by SAP included approximately $100,000 and $400,000, respectively, related to products acquired from Klein, which amounts have been eliminated in our consolidated results of operations. We do not believe that the revenue from SAP sales for the three and six months ended July 31, 2016 is necessarily indicative of revenue for all of fiscal 2017. We expect SAP’s revenues for the balance of fiscal 2017 to exceed those of the first six months.

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

Operating Expenses

General and administrative expenses for the three months ended July 31, 2016 were approximately $5.4 million compared to approximately $5.0 million for the three months ended July 31, 2015. The three and six months ended July 31, 2016 period includes approximately $795,000 and $1.5 million, respectively, of general and administrative expenses related to the operations of Klein that were not present in the fiscal 2016 periods. Absent these additional costs, general and administrative expenses in the three and six months ended July 31, 2016 period declined by approximately 7% from the comparable fiscal 2015 periods. The reduction in these expenses reflects the effect of our efforts to control such costs.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $647,000 and $1.3 million in the three and six months ended July 31, 2016, respectively, as compared to approximately $631,000 and $1.3 million in the three and six months ended July 31, 2015, respectively.

Other Income (Expense)

Net interest expense for the three and six months ended July 31, 2016 was approximately $164,000 and $428,000 respectively as compared to approximately $166,000 and $387,000 for the three and six months ended July 31, 2015, respectively. The increase reflects higher interest rates, partially offset by lower average borrowings.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net loss of approximately $493,000 and $672,000 in the three months ended July 31, 2016 and 2015, respectively. These net gains in the fiscal 2017 period resulted primarily from the strengthening of the Russian ruble and the Singaporean dollar versus the U.S. dollar. Other of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net loss of approximately $198,000 in the three months ended July 31, 2016 and a net gain of approximately $358,000 in the three months ended July 31, 2015.

Provision for Income Taxes

Our tax provision for the three and six months ended July 31, 2016 was approximately $435,000 and $734,000, respectively, despite a loss before income taxes. This is due to the effect of valuation allowances related to deferred tax assets and the effect of foreign withholding taxes. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. Although we do not have a history of such loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward in any jurisdiction is in 2021, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we must generate taxable income of approximately $45.0 million.

Liquidity and Capital Resources

Our principal source of liquidity and capital in recent periods has been cash flows provided by operating activities, our Credit Agreement, our Seamap Credit Facility (as defined below) and, in fiscal 2017, proceeds from the issuance of preferred stock. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities, proceeds from the issuance of preferred stock and from proceeds from our Credit Agreement, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or equity securities. As more fully discussed below, in June 2016, we completed a public offering of preferred stock which resulted in net proceeds to us of approximately $7.1 million. We have filed with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $50 million in common stock, warrants, preferred stock, debt securities or any combination thereof, subject to annual limitations based on the value of our market capitalization.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$3,084	$11,650
Net cash provided by investing activities	1,509	(1,646)
Net cash used in financing activities	(4,009)	(11,924)
Effect of changes in foreign exchange rates on cash and cash equivalents	(857)	(455)

Net decrease in cash and cash equivalents	$(273)	$(2,375)

As of July 31, 2016, we had working capital of approximately $24.0 million, including cash and cash equivalents and restricted cash of approximately $3.5 million, as compared to working capital of approximately $28.2 million, including cash and cash equivalents and restricted cash of approximately $3.8 million, at January 31, 2016. The decrease in working capital resulted primarily from reductions in long-term debt during the first six months of fiscal 2017.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $3.1 million in the first six months of fiscal 2017 as compared to approximately $11.6 million in the first six months in fiscal 2016. The decrease between the two periods resulted primarily from the change in net income between the periods which was attributable to the industry trends described above.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended July 31, 2016 included purchases of seismic equipment held for lease totaling approximately $583,000, as compared to approximately $1.9 million in the six months ended July 31, 2015. Due to the decline in demand for our rental equipment, we have significantly curtailed our purchases of lease pool equipment in recent periods. We expect additions to our lease pool for all of fiscal 2017 to total less than $1.0 million. We expect to fund these acquisitions with a combination of cash on hand, cash flow generated from operating activities and borrowings under the Credit Agreement.

In the first six months of fiscal 2017, proceeds from the sale of lease pool equipment totaled approximately $2.2 million compared to approximately $399,000 in the first six months of fiscal 2016. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities in the first six months of fiscal 2017 consists primarily of approximately $9.4 million of net payments under the Credit Agreement and $1.6 million of payments pursuant to the Seamap Credit Facility.

In June 2016, we completed a public offering of 320,000 shares of 9.00% cumulative preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock has a liquidation preference of $25.00 per share, an annual dividend rate of 9.00%, has no maturity date, but may be redeemed at the option of the Company at any time after June 8, 2021 or upon a change of control of the Company. The Series A Preferred Stock is not convertible into shares of our common stock, except in limited situations arising from a change in control of the Company in which event the conversion would be subject to a limit on the maximum number of shares of common stock to be issued, and is not anticipated to grant holders with voting control of our Board of Directors. The net proceeds to us, after deducting underwriting discounts and offering costs, totaled approximately $7.1 million. We applied all net proceeds to amounts outstanding under the Credit Agreement. Annual dividend requirements for the Series A Preferred Stock total approximately $720,000.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of July 31, 2016, we had provided stand-by letters of credit totaling approximately $844,000 under the Credit Agreement and the Seamap Credit Facility, as defined below, related to such obligations.

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

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of July 31, 2016, the margins for Eurodollar loans and ABR loans are 3.50% and 2.50%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.50% based on our leverage ratio. As of July 31, 2016, the commitment fee rate is 0.5%.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. The following chart indicates each of these financial covenants as of July 31, 2016:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended July 31, 2016

Leverage Ratio	Not more than 2.00 to 1.00	1.52 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	1.38 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	0.12 to 1.00

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

We were in compliance with each of these covenants as of July 31, 2016 and expect to remain in compliance with each of these covenants for the balance of fiscal 2017.

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

As of September 7, 2016, borrowings of approximately $5.0 million and letters of credit totaling approximately $844,000 were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $3.6 million and bankers guarantees totaling approximately $71,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility.

We believe that as of July 31, 2016, the borrowing base under the Credit Agreement was sufficient to provide for borrowings of up to $20.0 million. However, the financial covenants of the Credit Agreement provide that total debt, as defined, may not exceed 200% of Adjusted EBITDA for the trailing twelve-month period. For the twelve months ended July 31, 2016, Adjusted EBITDA was approximately $6.7 million, indicating total allowable funded debt of approximately $13.4 million, including amounts outstanding under the Credit Agreement and the Seamap Credit Facility. The amount available under the Credit Agreement may change throughout the balance of fiscal 2017 based on the level of Adjusted EBITDA and amounts outstanding under the Credit Agreement and the Seamap Credit Facility. We expect Adjusted EBITDA for the trailing twelve-month period as of the end of our fiscal quarters for the balance of fiscal 2017 to be greater than as of July 31, 2016. We do not currently foresee the need to utilize the Credit Agreement to the maximum allowable amount.

We have determined that certain undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia and Peru, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of July 31, 2016, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $2.5 million. Approximately $2.5 million may be distributed to the United States in repayment of inter-company obligations as of July  31, 2016 and therefore do not result in any of the adverse tax consequences discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2016, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.6 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $160,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 39% of our net assets as of July 31, 2016 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of July 31, 2016, there was $5.0 million outstanding under the Credit Agreement and $4.4 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $94,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: September 8, 2016	By:	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with SEC on June 10, 2016.	001-13490	3.1

4.1	Form of Certificate representing 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form 8-A, filed with the SEC on June 2, 2016.	333-208177	4.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Guy Malden, Co-Chief Executive Officer, and Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document