Form 10-Q
period 2016-10-31
MITCHAM INDUSTRIES INC
filed 2016-12-08
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,089,758 shares of common stock, $0.01 par value, were outstanding as of December 7, 2016.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,232	$3,769
Accounts and contracts receivable, net of allowance for doubtful accounts of $5,192 and $5,821 at October 31, 2016 and January 31, 2016, respectively	11,292	19,775
Inventories, net	12,521	12,944
Prepaid income taxes	1,656	2,523
Prepaid expenses and other current assets	1,808	1,685

Total current assets	30,509	40,696
Seismic equipment lease pool and property and equipment, net	54,192	73,516
Intangible assets, net	9,442	10,466
Goodwill	3,997	4,155
Deferred tax asset	1,206	586
Long-term receivables	4,968	4,972
Other assets	28	368

Total assets	$104,342	$134,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,716	$3,543
Current maturities – long-term debt	8,676	3,218
Deferred revenue	178	326
Accrued expenses and other current liabilities	2,094	5,369

Total current liabilities	13,664	12,456
Long-term debt, net of current maturities	—	17,266

Total liabilities	13,664	29,722
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 328 issued and outstanding	6,975	—
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at October 31, 2016 and January 31, 2016	140	140
Additional paid-in capital	121,251	120,664
Treasury stock, at cost (1,929 and 1,928 shares at October 31, 2016 and January 31, 2016, respectively)	(16,858)	(16,854)
Retained earnings (accumulated deficit)	(10,405)	13,188
Accumulated other comprehensive loss	(10,425)	(12,101)

Total shareholders’ equity	90,678	105,037

Total liabilities and shareholders’ equity	$104,342	$134,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Equipment leasing	$2,577	$4,271	$7,819	$19,966
Lease pool and other equipment sales	229	1,440	2,439	2,092
Equipment manufacturing and sales	5,251	9,970	18,193	18,319

Total revenues	8,057	15,681	28,451	40,377

Cost of sales:
Direct costs - equipment leasing	739	1,175	2,276	3,593
Direct costs - lease pool depreciation	6,428	7,241	19,976	22,460
Cost of lease pool and other equipment sales	83	470	882	831
Cost of equipment manufacturing and sales	2,944	5,072	10,062	9,803

Total cost of sales	10,194	13,958	33,196	36,687

Gross (loss) profit	(2,137)	1,723	(4,745)	3,690

Operating expenses:
General and administrative	5,039	4,359	15,778	14,219
Provision for doubtful accounts	—	600	—	1,200
Contract settlement	—	2,142	—	2,142
Depreciation and amortization	558	600	1,857	1,868

Total operating expenses	5,597	7,701	17,635	19,429

Operating loss	(7,734)	(5,978)	(22,380)	(15,739)

Other income (expense):
Interest, net	(111)	(136)	(539)	(523)
Other, net	287	(445)	126	666

Total other income (expense)	176	(581)	(413)	143

Loss before income taxes	(7,558)	(6,559)	(22,793)	(15,596)

Benefit (provision) for income taxes	228	746	(506)	3,698

Net loss	$(7,330)	$(5,813)	$(23,299)	$(11,898)
Preferred stock dividends	(180)	—	(294)	—

Net loss available to common shareholders	$(7,510)	$(5,813)	$(23,593)	$(11,898)

Net loss per common share:
Basic	$(0.62)	$(0.48)	$(1.96)	$(0.99)

Diluted	$(0.62)	$(0.48)	$(1.96)	$(0.99)

Shares used in computing net loss per common share:
Basic	12,075	12,051	12,068	12,035
Diluted	12,075	12,051	12,068	12,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss available to common shareholders	$(7,510)	$(5,813)	$(23,593)	$(11,898)
Change in cumulative translation adjustment	(748)	(361)	1,676	(2,007)

Comprehensive loss attributable to common shareholders	$(8,258)	$(6,174)	$(21,917)	$(13,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,299)	$(11,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,927	24,432
Stock-based compensation	587	724
Provision for inventory obsolescence	65	134
Provision for doubtful accounts, net of charge offs	—	1,200
Gross profit from sale of lease pool equipment	(1,420)	(1,027)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	(125)
Deferred tax benefit	(582)	(5,285)
Changes in working capital items:
Trade accounts and contracts receivable	10,308	268
Inventories	471	(982)
Prepaid expenses and other current assets	(893)	3,925
Income taxes payable	384	518
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(4,242)	2,547
Foreign exchange gains net of losses	381	(532)

Net cash provided by operating activities	3,687	13,899

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(604)	(2,128)
Purchases of property and equipment	(117)	(227)
Sale of used lease pool equipment	2,256	1,566

Net cash provided by (used in) investing activities	1,535	(789)

Cash flows from financing activities:
Net payments on revolving line of credit	(9,400)	(11,500)
Payments on term loan and other borrowings	(2,414)	(2,413)
Net proceeds from short-term investments	—	182
Net proceeds from preferred stock offering	6,975	—
Preferred stock dividends	(294)	—
Purchase of treasury stock	(2)	(3)
Excess tax benefit from exercise of non-qualified stock options and restricted shares	—	125

Net cash used in financing activities	(5,135)	(13,609)
Effect of changes in foreign exchange rates on cash and cash equivalents	(624)	(110)

Net change in cash and cash equivalents	(537)	(609)
Cash and cash equivalents, beginning of period	3,769	5,175

Cash and cash equivalents, end of period	$3,232	$4,566

Supplemental cash flow information:
Interest paid	$610	$538
Income taxes paid	$705	$1,405
Purchases of seismic equipment held for lease in accounts payable at end of period	$160	$8

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

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2016 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2016, the results of operations for the three and nine months ended October 31, 2016 and 2015, and the cash flows for the nine months ended October 31, 2016 and 2015, have been included in these financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2017.

3. New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 will be effective during the fiscal year ended January 31, 2019. The Company is evaluating the impact of ASU No. 2016-15 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 will be effective during the fiscal year ended January 31, 2018. The Company is evaluating the impact of ASU No. 2016-09 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. ASU No. 2016-02 will be effective during the fiscal year ended January 31, 2019. The Company is evaluating the impact of ASU No. 2016-02 on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: (Topic 805), to provide guidance on the simplification of the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment further requires presentation separately on the face of the income statement or disclosure in the notes to the financial statements of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective during the nine months ended October 31, 2016. The adoption of this standard did not have a material effect on the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest: (Subtopic 835-30), to provide guidance on measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 allows debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. ASU 2015-15 was effective during the nine months ended October 31, 2016. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2016, the FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, to give guidance on identifying performance obligations and licensing implementation related to revenue contracts with customers. In May 2016, the FASB further issued ASU No. 2016-12, Revenue from Contracts with Customers: (Topic 606) Narrow-Scope Improvements and Practical Expedients, to give guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. ASU 2014-09, ASU 2016-10 and ASU 2016-12 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

4. Acquisition

In December 2015, the Company purchased Klein, a designer, manufacturer and worldwide distributor of sonar and waterside security systems to military and commercial customers, for approximately $10 million in cash. Klein’s product lines consist of single and multi-beam side scan sonar systems. The Company made this acquisition to expand the product offerings available to customers, gain access to additional technology, expand the markets in which it operates and to reduce the Company’s dependence on the cyclical energy industry.

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

The following is a summary of the amounts recognized for assets acquired and liabilities assumed at the date of acquisition (in thousands):

Working capital	$2,572
Property, plant and equipment	3,416
Intangible assets	2,350
Goodwill	1,504

Intangible assets include trade names of approximately $760,000, which have an indefinite useful life and are not amortizable. The weighted average useful life of other acquired intangibles was 9.5 years.

The goodwill associated with this acquisition is deductible for tax purposes.

Pro Forma Results of Operations

The following consolidated pro forma results of operations for the three and nine months ended October 31, 2015 assumes the acquisition of Klein occurred as of the beginning of the period and reflects the full results of operations for the period presented. The consolidated pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or that may occur in the future.

(In thousands, except per share amounts)	Three Months Ended October 31, 2015	Nine Months Ended October 31, 2015
	(unaudited)
Revenues	$17,000	$45,061
Net loss	$(6,540)	$(14,111)
Loss per share:
Basic	$(0.54)	$(1.17)
Diluted	$(0.54)	$(1.17)

5. Balance Sheet

	October 31, 2016	January 31, 2016
	(in thousands)
Accounts receivable	$18,700	$27,691
Contracts receivable	2,752	2,877

	21,452	30,568
Less long-term portion	(4,968)	(4,972)

Current accounts and contracts receivable	16,484	25,596
Less allowance for doubtful accounts	(5,192)	(5,821)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$11,292	$19,775

Contracts receivable consisted of $2.8 million and $2.9 million due from three customers as of October 31, 2016 and January 31, 2016, respectively. These contracts receivable at October 31, 2016 and January 31, 2016 consisted of contracts bearing interest at an average rate of approximately 2.2% and 2.4%, respectively, and with remaining repayment terms from one to 40 months. These contracts are collateralized by the equipment sold. The Company has entered into structured payment arrangements with four customers, which extend the payment of their accounts and contracts receivable balances resulting in long-term accounts receivable with two customers totaling $3.7 million and long-term contracts receivable with two customers totaling $1.3 million. Payments terms for long-term receivables are structured to be completed by the end of fiscal 2019.

	October 31, 2016	January 31, 2016
	(in thousands)
Inventories:
Raw materials	$5,880	$7,314
Finished goods	6,126	4,967
Work in progress	1,426	1,563

	13,432	13,844
Less allowance for obsolescence	(911)	(900)

Total inventories, net	$12,521	$12,944

In December of 2015, the Company acquired $3.3 million of inventory in connection with the purchase of Klein. See Note 4 to our consolidated financial statements.

	October 31, 2016	January 31, 2016
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$230,763	$230,923
Land and buildings	3,379	3,375
Furniture and fixtures	9,412	9,405
Autos and trucks	675	694

	244,229	244,397
Accumulated depreciation and amortization	(190,037)	(170,881)

Total seismic equipment lease pool and property and equipment, net	$54,192	$73,516

As of January 31, 2016, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded.

6. Goodwill and Other Intangible Assets

	Weighted Average Life at 10/31/16	October 31, 2016			January 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$3,997			$4,155

Proprietary rights	6.2	$5,803	$(2,865)	2,938	$5,959	$(2,645)	3,314
Customer relationships	5.1	4,738	(1,516)	3,222	4,633	(1,006)	3,627
Patents	6.1	1,629	(523)	1,106	1,592	(369)	1,223
Trade name	9.6	886	(24)	862	883	(17)	866
Customer backlog	0.2	20	(17)	3	20	(2)	18
Developed technology	9.2	1,430	(119)	1,311	1,430	(12)	1,418

Amortizable intangible assets		$14,506	$(5,064)	$9,442	$14,517	$(4,051)	$10,466

In December of 2015, the Company acquired $1.5 million in goodwill and $2.4 million in other intangible assets in connection with the purchase of Klein. See note 4 to our consolidated financial statements. The remaining $2.5 million of goodwill is allocated to Seamap.

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

Amortizable intangible assets are amortized over their estimated useful lives of three to 15 years using the straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base). Aggregate amortization expense was $369,000 and $413,000 for the three months ended October 31, 2016 and 2015, respectively, and $1.1 million and $1.3 million for the nine months ended October 31, 2016 and 2015, respectively. As of October 31, 2016, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2017	$402
2018	1,424
2019	1,424
2020	1,424
2021	1,275
2022 and thereafter	3,493

Total	$9,442

7. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	October 31, 2016	January 31, 2016
Revolving line of credit	$5,000	$14,400
Term credit facility	3,600	6,000
Other equipment notes	76	84

	8,676	20,484
Less current portion	(8,676)	(3,218)

Long-term debt	$—	$17,266

The Company has a secured, revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement is a secured revolving facility in the maximum principal amount of $20.0 million and a maturity of August 31, 2017, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank). In November 2016, the Company reduced the commitment to $10.0 million from $20.0 million.

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

The Credit Agreement provides interest at a base rate, or for Eurodollar borrowings, in both cases plus an applicable margin. As of October 31, 2016, the base rate margin was 250 basis points and the Eurodollar margin was 350 basis points. The Company has agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may be utilized to secure letters of credit. The Credit Agreement contains certain financial covenants that require, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also is calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also includes restrictions on additional indebtedness in excess of $5.0 million. As of October 31, 2016, the Company was in compliance with each of these provisions, except for the leverage ratio and fixed charge coverage ratio. However, the banks granted a one-time waiver with respect to the leverage ratio and fixed charge coverage ratio. This waiver applies only as of and for the fiscal quarter ended October 31, 2016.

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

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the nine months ended October 31, 2016 and 2015 were approximately $13.9 million and $18.3 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which is pledged as security for the notes payable.

8. Income Taxes

Effective January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets are classified as long-term assets as of October 31, 2016 and January 31, 2016 in the accompanying Consolidated Balance Sheets. Amounts for prior periods have not been restated. The provisions of this pronouncement have been adopted in order to simplify the presentation of deferred income taxes.

Prepaid taxes of approximately $1.7 million at October 31, 2016 consisted of approximately $1.5 million of foreign taxes and approximately $195,000 of domestic federal and state taxes. Prepaid income taxes of approximately $2.5 million at January 31, 2016 consisted of approximately $2.3 million of foreign taxes and approximately $182,000 of domestic federal and state taxes.

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

The provision for income taxes for the nine months ended October 31, 2016 includes certain foreign withholding taxes. These taxes can distort the relationship between income or loss before income taxes and the provision for income taxes. Also, a valuation against the deferred tax assets of the Company for approximately $22.0 million and $16.7 million has been recorded as of October 31, 2016 and January 31, 2016, respectively. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that these deferred tax assets would be realized. The judgment was based on an evaluation of available evidence, both positive and negative. Accordingly, the effective tax rates for these periods differ significantly from the federal statutory rate of 34%. The Company has determined that certain earnings from foreign jurisdictions have been permanently reinvested outside of the United States through the nine months ended October 31, 2016.

For the nine months ended October 31, 2016, the Company did not recognize any tax expense or benefit related to uncertain tax positions. For the fiscal year ended January 31, 2016, the Company recognized tax benefits of approximately $92,000 related to the resolution of uncertain tax positions and reversed approximately $144,000 of penalties and interest related to these matters.

9. Earnings per Share

Earnings per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Earnings per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock.

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,075	12,051	12,068	12,035
Stock options	8	—	6	17
Unvested restricted stock	37	54	46	42

Total weighted average common share equivalents	45	54	52	59

Diluted weighted average common shares outstanding	12,120	12,105	12,120	12,094

For the three months ended October 31, 2016 and 2015 and the nine months ended October 31, 2016 and 2015, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

10. Related Party Transaction

On June 8, 2016, the Company issued 320,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock “), par value $1.00 per share, pursuant to an underwriting agreement, dated June 2, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. The underwriter received underwriting discounts and commissions totaling $440,000 in connection with this offering. In addition, the underwriter received a structuring fee equal to 0.50% of the gross proceeds from this offering, or $40,000. The Non-Executive Chairman of the Company received no portion of these commissions, discounts and fees.

On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Preferred Stocked through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM program. For the three months ended October 31, 2016, the Company issued 7,990 shares of Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $190,000 and the Agent received compensation of approximately $3,800. The Non-Executive Chairman of the Company received no portion of this compensation.

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

12. Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2016 was approximately $154,000 and $587,000, respectively, and, during the three and nine months ended October 31, 2015 was approximately $565,000 and $1.1 million ($360,000 of these amounts is included in contract settlement expense for each of the three and nine months ended October 31, 2015), respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2016	As of January 31, 2016
	Total Assets	Total Assets
	(in thousands)
Equipment Leasing	$67,368	$95,932
Equipment Manufacturing and Sales	37,239	39,059
Eliminations	(265)	(232)

Consolidated	$104,342	$134,759

Results for the three months ended October 31, 2016 and 2015 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2016	2015	2016	2015	2016	2015
Equipment Leasing	$2,806	$5,711	$(6,341)	$(7,582)	$(6,292)	$(8,033)
Equipment Manufacturing and Sales	5,251	10,127	(647)	2,470	(513)	2,340
Corporate expenses	—	—	(688)	(792)	(688)	(792)
Eliminations	—	(157)	(58)	(74)	(65)	(74)

Consolidated	$8,057	$15,681	$(7,734)	$(5,978)	$(7,558)	$(6,559)

Results for the nine months ended October 31, 2016 and 2015 were as follows (in thousands):

	Revenues		Operating loss		(Loss) income before taxes
	2016	2015	2016	2015	2016	2015
Equipment Leasing	$10,258	$22,058	$(19,087)	$(14,815)	$(18,627)	$(14,517)
Equipment Manufacturing and Sales	18,229	18,589	(867)	1,772	(1,699)	1,617
Corporate expenses	—	—	(2,390)	(2,668)	(2,390)	(2,668)
Eliminations	(36)	(270)	(36)	(28)	(77)	(28)

Consolidated	$28,451	$40,377	$(22,380)	$(15,739)	$(22,793)	$(15,596)

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues:
Equipment Leasing	$2,806	$5,711	$10,258	$22,058
Equipment Manufacturing and Sales	5,251	10,127	18,229	18,589
Inter-segment sales	—	(157)	(36)	(270)

Total revenues	8,057	15,681	28,451	40,377

Cost of sales:
Equipment Leasing	7,249	8,918	23,134	26,981
Equipment Manufacturing and Sales	2,887	5,123	10,062	9,948
Inter-segment costs	58	(83)	—	(242)

Total cost of sales	10,194	13,958	33,196	36,687

Gross (loss) profit	(2,137)	1,723	(4,745)	3,690
Operating expenses:
General and administrative	5,039	4,359	15,778	14,219
Contract settlement	—	2,142	—	2,142
Provision for doubtful accounts	—	600	—	1,200
Depreciation and amortization	558	600	1,857	1,868

Total operating expenses	5,597	7,701	17,635	19,429

Operating loss	$(7,734)	$(5,978)	$(22,380)	$(15,739)

EBITDA (1)	$(430)	$1,454	$(327)	$9,359
Adjusted EBITDA (1)	$(513)	$4,588	$1,055	$13,107
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(7,330)	$(5,813)	$(23,299)	$(11,898)
Interest expense, net	111	136	539	523
Depreciation and amortization	7,017	7,877	21,927	24,432
(Benefit) provision for income taxes	(228)	(746)	506	(3,698)

EBITDA (1)	(430)	1,454	(327)	9,359
Non-cash foreign exchange losses and (gains)	(288)	429	31	342
Stock-based compensation (2)	154	566	587	1,085
Contract settlement (2)	—	1,781	—	1,781
Cost of lease pool sales	51	358	764	540

Adjusted EBITDA (1)	$(513)	$4,588	$1,055	$13,107

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$602	$2,249	$3,687	$13,899
Stock-based compensation (2)	(154)	(566)	(587)	(1,085)
Provision for doubtful accounts	—	(600)	—	(1,200)
Provision for inventory obsolescence	(22)	(44)	(65)	(134)
Changes in trade accounts, contracts and notes receivable	(1,539)	5,070	(10,308)	(268)
Interest paid	106	141	610	538
Taxes paid, net of refunds	176	202	705	1,405
Gross profit from sale of lease pool equipment	(36)	811	1,420	1,027
Changes in inventory	(290)	(2,367)	(471)	982
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	228	(3,208)	4,242	(2,547)
Changes in prepaid expenses and other current assets	220	(33)	893	(3,925)
Foreign exchange gains net of losses	196	(488)	(381)	532
Other	83	287	(72)	135

EBITDA (1)	$(430)	$1,454	$(327)	$9,359

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, certain non-recurring contract settlement costs, impairment of intangible assets and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contains financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

(2)	Non-recurring contract settlement costs of approximately $2.1 million include approximately $1.8 million of deferred cash payments and approximately $300,000 of stock based compensation.

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

In our Equipment Manufacturing and Sales segment, Seamap designs, manufactures and sells a range of proprietary products for the seismic, hydrographic and offshore industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers” or “air gun controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. In May 2014, Seamap acquired two product lines from ION Geophysical Corporation (“ION”), Digishot® energy source controllers and Sleeve Gun energy sources. These intellectual property rights will allow us to incorporate certain design features and new functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023. We believe that Seamap is the primary provider of energy source controllers.

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

In recent years there has been a significant decline in worldwide oil prices, reaching their lowest levels since 2009. Prices in recent months have increased from current cycle lows, however, much uncertainty remains and oil prices could remain low for an extended period of time. In response to this, many oil and gas companies have dramatically reduced exploration budgets. This has in turn resulted in the cancellation or postponement of many seismic exploration projects. In addition, some customers have requested pricing concessions and/or other arrangements designed to reduce their operating costs. Together, reduced activity levels and profit margins have had, and are expected to continue to have, a negative impact on our business. The downturn in seismic exploration activity has resulted in an excess of both land and marine equipment within the industry. In response to this reduced activity and excess capacity, many seismic contractors are attempting to reduce cost, including, in the case of marine contractors, retiring older vessels and “cold stacking” other vessels, which entails taking vessels out of service temporarily. The industry has also experienced consolidation recently, particularly among land contractors. Vessel retirements and consolidation among contractors can have a short-term negative effect on the demand for our services and equipment. However, we believe such actions are beneficial to the industry in general and benefit us in the long-term.

We believe it likely that the recent lower level of oil prices and general slowdown in seismic exploration projects will continue at least through the balance of our fiscal year ending January 31, 2017 (“fiscal 2017”). Therefore, we expect lower levels of leasing revenue in fiscal 2017 as compared to our fiscal year ended January 31, 2016 (“fiscal 2016”). However, we are not able to quantify the magnitude of such reduction at this time. Although we believe the overall level of seismic exploration activity is reduced and much uncertainty remains, we think activity varies among geographic regions. Recently, we have received increases in the number of inquiries from existing and potential customers, particularly in some geographic regions, as more fully discussed below. The ultimate impact of the current industry downturn on us will depend upon its length and other factors, many of which remain beyond our control. We do not currently believe this situation will result in any impairment of our lease pool. However, at January 31, 2016, we recorded an impairment of approximately $3.6 million related to intangible assets.

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

North America, particularly Canada, appears to be most affected by the recent decline in activity. Industry sources estimate that approximately five land seismic crews operated in Canada during the 2015-2016 winter season, as compared to approximately 15 crews during the 2014-2015 winter season and more than 40 crews during that period four years ago. This had a material negative effect on our revenues in the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. We expect the level of activity in the United States to remain weak during fiscal 2017. However, we have recently received inquiries related to projects planned in Canada and the United States during the fourth quarter of fiscal 2017 and the first quarter of the next fiscal year. We believe this is an indication of possible renewed activity. However, there can be no certainty that these planned projects will proceed or that we will have the opportunity to provide equipment for any such projects.

We expect land seismic exploration activity in Latin America to remain subdued during the balance of fiscal 2017. We have provided equipment to some projects thus far in fiscal 2017 and have other projects scheduled for the fourth quarter of fiscal 2017. We are aware of a number of projects scheduled for the fiscal year ending January 31, 2018 (“fiscal 2018”) in Latin America and have provided proposals for many of these projects. There is no certainty that those projects will proceed or proceed within the time frames currently anticipated. Parts of Latin America, such as Colombia, continue to be difficult areas in which to operate for our customers due to logistical, regulatory and security issues. Lower oil prices have introduced additional uncertainty regarding the economic viability of some projects, including those in Mexico.

Economic issues caused by the decline in oil prices and the devaluation of the ruble versus the U.S. dollar have created significant difficulties and uncertainty within the Russian market. As a consequence, many seismic programs scheduled for the 2015-2016 winter season were cancelled. Furthermore, these factors have placed considerable pressure on pricing within this market. It is uncertain how these factors will impact our business in Russia and the Commonwealth of Independent States over the balance of fiscal 2017 and in fiscal 2018. Limitations on our ability to temporarily import equipment into Russia due to the effect of sanctions imposed by the United States and European Union, as well as restrictions under our Credit Agreement, could adversely impact our ability to satisfy the demands of our customers in this region. In prior years we have temporarily imported equipment into Russia from our European operations to meet temporary demand during the Russian winter season. However, due to the difficult pricing environment and the other factors discussed above, we do not expect to make any such equipment transfers for the 2016-2017 winter season in Russia.

We have experienced ongoing activity in Europe over the past two years, including the first nine months of fiscal 2017. We expect a reduced level of activity in the fourth quarter of fiscal 2017 and increasing activity in early fiscal 2018. However, overall exploration activity in this region has been impacted by the depressed market conditions within the oil and gas industry. Despite the overall decline in seismic exploration activity, we believe there are continued opportunities in Europe for our services and equipment and we have had inquiries for additional projects within this region.

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

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels, an excess of used equipment has become available, thereby reducing the demand for rental equipment. We believe this excess of available equipment will continue through fiscal 2017 and fiscal 2018.

Over the past several months, demand for downhole seismic tools has been very weak. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment. We have recently received inquiries for a limited number of downhole seismic projects in various parts of the world. There can be no assurance that these projects will proceed or that we will have the opportunity to provide equipment for any such projects.

We regularly assess demand for specific types of equipment within our lease pool and occasionally sell equipment that we consider excess or for which the sales price exceeds our estimate of future rental earnings. The current situation within the seismic industry has resulted in lessened demand for the purchase of used equipment and lower pricing for such equipment. Nonetheless, we believe there are opportunities to sell certain equipment from our lease pool and expect to pursue certain of these opportunities from time to time.

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

We had expected to deliver a PGS SourceLink project in the third quarter of fiscal 2017; however, certain third-party supplied components were delivered to us late. Accordingly, this delivery is expected to be made in the fourth quarter of fiscal 2017. We expect to make additional deliveries to PGS during fiscal 2018 related to the re-equipping of existing vessels. We are also pursuing a number of opportunities in Asia for the equipping of hydrographic and geotechnical survey vessels. Some of these opportunities include products from both Seamap and Klein. In the third quarter of fiscal 2017 we were awarded contracts totaling approximately $7.0 million for two such vessels. We expect to make deliveries related to these projects in fiscal 2018.

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

During fiscal 2017 we have completed revisions and upgrades to a number of Klein’s product offerings. Certain of these revisions were delayed from their original schedule. Accordingly, product shipment, and therefore revenue, for the first nine months of fiscal 2017 are below our original expectations. However, we expect shipments in the fourth quarter of fiscal 2017 to be above levels in each of the first three quarters of fiscal 2017.

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

A significant portion of our revenues are generated from foreign sources. For the three months ended October 31, 2016 and 2015, revenues from international customers totaled approximately $7.0 million and $13.0 million, respectively. These amounts represent 87 % and 93%, respectively, of consolidated revenues in those fiscal periods. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

Revenues for the three months ended October 31, 2016 were approximately $8.1 million compared to approximately $15.7 million for the three months ended October 31, 2015. For the nine months ended October 31, 2016 revenues were approximately $28.5 million, compared to approximately $40.4 million for the nine months ended October 31, 2015. The decrease in the three-month period is due to lower sales from Seamap, lower leasing revenue and lower leases pool equipment sales, partially offset by the addition of Klein. The decline in the fiscal 2017 nine-month period compared to the prior year was primarily due to lower equipment leasing revenues, attributable to the industry trends discussed above, and lower Seamap sales. For the three months ended October 31, 2016, we generated an operating loss of approximately $7.7 million, compared to an operating loss of approximately $6.0 million for the three months ended October 31, 2015. For the nine months ended October 31, 2016 our operating loss was approximately $22.4 million, compared to approximately $15.7 million for the nine months ended October 31, 2015. The decrease in operating profit in the fiscal 2017 periods as compared to the same period a year ago was due primarily to the lower revenues discussed above, partially offset by lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Revenue:
Equipment leasing	$2,577	$4,271	$7,819	$19,966
Lease pool equipment sales	87	1,167	2,256	1,566
Other equipment sales	142	273	183	526

	2,806	5,711	10,258	22,058

Cost of sales:
Direct costs-equipment leasing	739	1,175	2,276	3,593
Lease pool depreciation	6,428	7,273	19,976	22,557
Cost of lease pool equipment sales	51	358	764	540
Cost of other equipment sales	31	112	118	291

	7,249	8,918	23,134	26,981

Gross loss	$(4,443)	$(3,207)	$(12,876)	$(4,923)

Equipment leasing revenues decreased approximately 40% in the third quarter of fiscal 2017 from the third quarter of fiscal 2016 and approximately 61% in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 due to lower land leasing revenues in essentially all geographic regions, except Latin America, between these periods. However, leasing revenues for the third quarter of fiscal 2017 were approximately 58% higher than in the second quarter of fiscal 2017. The regions with the biggest declines from the prior year were the United States, the Pacific Rim and Russia. As discussed above, seismic exploration activity is generally very depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. Historically, our first quarter has generated the largest leasing revenues due to the impact of seasonal activity in Canada and Russia. However, in the nine months ended October 31, 2016 there was very little leasing activity in either Canada or Russia. Accordingly, we do not expect the same seasonal variations in our leasing revenues in fiscal 2017. From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three months ended October 31, 2016 and 2015 was approximately $36,000 and $809,000, respectively. For the nine months ended October 31, 2016 and 2015 the gross profit from the sale of lease pool equipment was approximately $1.5 million and $1.0 million, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

Direct costs related to equipment leasing were approximately 29% of leasing revenues in the three and nine months ended October 31, 2016. This compares with approximately 28% and 18% for the three and nine months ended October 31, 2015, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three and nine month periods ended October 31, 2016, lease pool depreciation decreased approximately 12% and 11%, respectively, from the same periods in the prior fiscal year. The decrease reflects the lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Equipment Manufacturing and Sales

Revenues and cost of sales from our Equipment Manufacturing and Sales segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Revenues:
Seamap	$2,536	$9,976	$9,662	$17,364
Klein	1,999	—	6,462	—
SAP	1,440	151	3,253	1,225
Intra-segment sales	(724)	—	(1,148)	—

	5,251	10,127	18,229	18,589
Cost of sales:
Seamap	1,061	5,020	4,501	9,035

Klein	1,468	—	4,330	—
SAP	1,140	103	2,436	912
Intra-segment sales	(782)	—	(1,205)	—

	2,887	5,123	10,062	9,947

Gross profit	$2,364	$5,004	$8,167	$8,642

Gross profit margin	45%	49%	45%	46%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. Seamap revenues declined in the third quarter and first nine months of fiscal 2017 as compared to the same periods in the prior fiscal year due to fewer deliveries of major systems. As discussed above, we had expected to make a delivery of a source controller system in the third quarter of fiscal 2017. However, certain customer supplied components necessary for integration into our system were provided to us later than anticipated. We expect to complete and deliver this system in the fourth quarter of fiscal 2017. Due to the general decline in marine seismic activity we have experienced a decline in demand for after-market services such as spare parts and repairs. We believe it is likely that this relative softness in demand will continue throughout the balance of fiscal 2017. However, we do have certain deliveries currently scheduled for the balance of fiscal 2017 and in fiscal 2018.

We acquired Klein effective December 31, 2015. Therefore, our results for the three and nine months ended October 31, 2015 did not include any amounts related to Klein. Demand for Klein’s products relates primarily to activity within the hydrographic and oceanographic industries. Such demand is not subject to significant seasonal factors, but sales can vary significantly from quarter to quarter based on the requirements of specific projects. We believe that the revenue from Klein products for the three and nine months ended October 31, 2016 is not necessarily indicative of revenues for all of fiscal 2017. As discussed above, revenue from the sale of Klein products during the three and nine months ended October 31, 2017 was negatively affected by delays in the completion of engineering and manufacturing activities related to revisions and enhancements of certain product offerings. We believe that as of October 31, 2016, these activities have been essentially completed. Therefore, we believe that previously scheduled product shipments will be completed in the fourth quarter of fiscal 2017. In the third quarter of fiscal 2017, Klein completed the final phase and factory acceptance test for a multi-component, multi-year project for a foreign navy. The costs to complete the final phase and the factory acceptance test were higher than previously estimated, which negatively affected the gross margin for Klein products in the third quarter of fiscal 2017 by approximately $200,000.

SAP’s revenues are also attributable to activity within the hydrographic and oceanographic industry and can vary significantly from quarter to quarter based on the requirements of specific programs. In the three and nine months ended October 31, 2016 sales of products by SAP included approximately $724,000 and $1.1 million, respectively, related to products acquired from Klein, which amounts have been eliminated in our consolidated results of operations. Certain of the delayed shipments of Klein products discussed above are distributed through SAP. Accordingly, these delays negatively affected revenues from SAP. We expect SAP’s revenues for the fourth quarter of fiscal 2017 to exceed those of the third quarter of this fiscal year.

The gross profit margin from the Equipment Manufacturing and Sales segment varies between the fiscal 2017 and fiscal 2016 periods primarily due to changes in product mix and the effect of revenues from Klein, including the effect of unanticipated costs discussed above. Klein products and Seamap products generally have similar gross profit margins, but both manufacturing operations have certain fixed costs which can negatively impact gross profit margins in periods of relatively lower revenues.

Operating Expenses

General and administrative expenses for the three months ended October 31, 2016 were approximately $5.0 million compared to approximately $4.4 million for the three months ended October 31, 2015. Such cost for the nine months ended October 31, 2016 were approximately $15.8 million, as compared to approximately $14.2 million in the same period in the prior fiscal year. The three and nine months ended October 31, 2016 period includes approximately $781,000 and $2.3 million, respectively, of general and administrative expenses related to the operations of Klein that were not present in the fiscal 2016 periods. Absent these additional costs, general and administrative expenses in the three and nine months ended October 31, 2016 period declined by approximately 5% from the comparable fiscal 2015 periods. The reduction in these expenses reflects the effect of our efforts to control such costs.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $558,000 and $1.9 million in the three and nine months ended October 31, 2016, respectively, as compared to approximately $600,000 and $1.9 million in the three and nine months ended October 31, 2015, respectively.

Other Income (Expense)

Net interest expense for the three and nine months ended October 31, 2016 was approximately $111,000 and $539,000 respectively as compared to approximately $136,000 and $523,000 for the three and nine months ended October 31, 2015, respectively. The differences between the periods reflect higher interest rates, offset by lower average borrowings in fiscal 2017 as compared to fiscal 2016.

Other income and other expense relate primarily to foreign exchange losses and gains incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net gain of approximately $288,000 and a net loss of $429,000 in the three months ended October 31, 2016 and 2015, respectively. These net gains in the fiscal 2017 period resulted primarily from the strengthening of the Russian ruble and the Singaporean dollar versus the U.S. dollar. Other of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net losses of approximately $52,000 and $33,000 in the three months ended October 31, 2016 and 2015, respectively.

Provision for Income Taxes

Our tax benefit for the three months ended October 31, 2016 was approximately $228,000 and our tax provision for the nine months ended October 31, 2016 was approximately $506,000, despite a loss before income taxes. This is due to the effect of valuation allowances related to deferred tax assets and the effect of foreign withholding taxes. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. Although we do not have a history of such loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward in any jurisdiction is in 2021, we have a recent history of taxable losses in the United States and certain other jurisdictions and future earnings are uncertain. In order to fully utilize the deferred tax assets in the United States we must generate taxable income of approximately $50.3 million.

Liquidity and Capital Resources

Our principal sources of liquidity and capital in recent periods have been cash flows provided by operating activities, our Credit Agreement, our Seamap Credit Facility (as defined below) and, in fiscal 2017, proceeds from the issuance of preferred stock. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities, proceeds from the sale of lease pool equipment and proceeds from the issuance of preferred stock, taking into account the possible restrictions on funds from our foreign subsidiaries. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue other debt or equity securities. As more fully discussed below, in June 2016, we completed a public offering of preferred stock which resulted in net proceeds to us of approximately $6.8 million. We have filed with the SEC a shelf registration statement pursuant to which we may issue from time to time up to $50 million in common stock, warrants, preferred stock, debt securities or any combination thereof, subject to annual limitations based on the value of our market capitalization. Pursuant to the shelf registration statement, in October 2016 we commenced an at the market, or “ATM”, offering program of preferred stock. Pursuant to this ATM program, we may issue up to 500,000 shares of our preferred stock from time to time through a sales agent

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$3,687	$13,899
Net cash provided by investing activities	1,535	(789)
Net cash used in financing activities	(5,135)	(13,609)
Effect of changes in foreign exchange rates on cash and cash equivalents	(624)	(110)

Net decrease in cash and cash equivalents	$(537)	$(609)

As of October 31, 2016, we had working capital of approximately $16.8 million, including cash and cash equivalents and restricted cash of approximately $3.2 million, as compared to working capital of approximately $28.2 million, including cash and cash equivalents and restricted cash of approximately $3.8 million, at January 31, 2016. The decrease in working capital resulted primarily from reductions in long-term debt during the first nine months of fiscal 2017.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $3.7 million in the first nine months of fiscal 2017 as compared to approximately $13.9 million in the first nine months in fiscal 2016. The decrease between the two periods resulted primarily from the change in earnings between the periods which was attributable to the industry trends described above.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended October 31, 2016 included purchases of seismic equipment held for lease totaling approximately $604,000, as compared to approximately $2.1 million in the nine months ended October 31, 2015. Due to the decline in demand for our rental equipment, we have significantly curtailed our purchases of lease pool equipment in recent periods. We expect additions to our lease pool for all of fiscal 2017 to total less than $1.0 million. We expect to fund these acquisitions with a combination of cash on hand and cash flow generated from operating activities.

In the first nine months of fiscal 2017, proceeds from the sale of lease pool equipment totaled approximately $2.3 million compared to approximately $1.6 million in the first nine months of fiscal 2016. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. We are currently pursuing a number of opportunities to sell certain lease pool equipment and expect to complete some such transactions in the fourth quarter of fiscal 2017.

Cash Flows from Financing Activities. Net cash used in financing activities in the first nine months of fiscal 2017 consists primarily of approximately $9.4 million of net payments under the Credit Agreement and $2.4 million of payments pursuant to the Seamap Credit Facility.

In June 2016, we completed a public offering of 320,000 shares of 9.00% cumulative preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock has a liquidation preference of $25.00 per share, an annual dividend rate of 9.00%, has no maturity date, but may be redeemed at the option of the Company at any time after June 8, 2021 or upon a change of control of the Company. The Series A Preferred Stock is not convertible into shares of our common stock, except in limited situations arising from a change in control of the Company in which event the conversion would be subject to a limit on the maximum number of shares of common stock to be issued, and is not anticipated to grant holders with voting control of our Board of Directors. The net proceeds to us, after deducting underwriting discounts and offering costs, totaled approximately $6.8 million. We applied all net proceeds to amounts outstanding under the Credit Agreement. During the third quarter of fiscal 2017 we also issued 7,990 shares of Series A Preferred Stock under our ATM offering program. Net proceeds to us from these sales were approximately $172,000, all of which were applied to reduce amounts outstanding under the Credit Agreement. Annual dividend requirements for the Series A Preferred Stock total approximately $740,000.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of October 31, 2016, we had provided stand-by letters of credit totaling approximately $844,000 under the Credit Agreement related to such obligations. These letters of credit were retired as of December 7, 2016.

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

In June 2016, we reduced the commitment under the Credit Facility to $20.0 million from $30.0 million by giving notice to the bank. We do not anticipate needs for amounts beyond $20.0 million and do not believe we could incur debt beyond that amount without violating certain provisions of the Credit Agreement. Therefore, we reduced the commitment, as is our right under the provisions of the Credit Agreement, in order to avoid commitment fees on amounts we are not likely to utilize. In November 2016, we further reduced this commitment to $10.0 million and eliminated the letter of credit sub-limit in connection with the granting of a one-time waiver by the bank related to the compliance with certain financial covenants.

The Credit Agreement provides for Eurodollar loans, which bear interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bear interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of October 31, 2016, the margins for Eurodollar loans and ABR loans are 3.50% and 2.50%, respectively. We have agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.50% based on our leverage ratio. As of October 31, 2016, the commitment fee rate is 0.5%.

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

The Credit Facility contains certain financial covenants that require us to maintain a maximum ratio of debt to Adjusted EBITDA, a minimum ratio of fixed charges to Adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to Adjusted EBITDA, all as defined in the Credit Agreement. The following chart indicates each of these financial covenants as of October 31, 2016:

Description of Financial Covenant	Required Amount	Actual for the four quarters ended October 31, 2016
Leverage Ratio	Not more than 2.00 to 1.00	4.76 to 1.00

Fixed Charge Coverage Ratio	Not less than 1.25 to 1.00	0.09 to 1.00

Capital Expenditures to Adjusted EBITDA Ratio	Not more than 1.0 to 1.0, when Adjusted EBITDA is less than $22.0 million for trailing four quarters	0.40 to 1.00

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

We were not in compliance with two of these covenants as of October 31, 2016, however, HSBC granted a one-time waiver with respect to the leverage ratio and fixed charge coverage ratio. This waiver applies only as of and for the fiscal quarter ended October 31, 2016. Therefore, we remain in compliance with the terms of the Credit Agreement. We expect to be in compliance with each of these covenants as of January 31, 2017, due to anticipated higher Adjusted EBITDA and lower borrowings under the Credit Agreement and Seamap Credit Facility (as defined below).

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

As of December 7, 2016, borrowings of approximately $5.0 million were outstanding under the Credit Agreement. Under the Seamap Credit Facility the balance of the term loan was $2.8 million and bankers guarantees totaling approximately $71,000 were outstanding as of that date. No amounts were outstanding under the revolving credit of the Seamap Credit Facility.

We believe that as of October 31, 2016, the borrowing base under the Credit Agreement was sufficient to provide for borrowings of up to $10.0 million. However, the financial covenants of the Credit Agreement provide that total debt, as defined, may not exceed 200% of Adjusted EBITDA for the trailing twelve-month period. For the twelve months ended October 31, 2016, Adjusted EBITDA was approximately $2.0 million, indicating total allowable funded debt of approximately $4.0 million, including amounts outstanding under the Credit Agreement and the Seamap Credit Facility, subject to the waiver discussed above. The amount available under the Credit Agreement may change throughout the balance of fiscal 2017 based on the level of Adjusted EBITDA and amounts outstanding under the Credit Agreement and the Seamap Credit Facility. We expect Adjusted EBITDA for the trailing twelve-month period as of the end of our fiscal quarters for the balance of fiscal 2017 to be greater than as of October 31, 2016. We do not currently foresee the need to utilize the Credit Agreement beyond amounts currently outstanding. Furthermore, we expect to further reduce amounts outstanding under the Credit Agreement and Seamap Credit Agreement with cash flow provided by operating activities, proceeds from the sale of lease pool equipment and proceeds from the issuance of preferred stock.

We have determined that certain undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia, have been permanently reinvested outside of the United States. These permanent investments include the purchase of lease pool equipment by certain of those subsidiaries and the acquisition of the ION Source Products. Accordingly, while there is generally no legal restriction on the distribution of such earnings, we do not expect to have any such earnings available to satisfy obligations in the United States, such as the Credit Agreement. Should we in the future distribute these earnings to the United States, such distributions could be subject to foreign withholding taxes in certain cases and would likely result in additional federal income tax obligations in the United States. As of October 31, 2016, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $3.1 million. Approximately $3.1 million may be distributed to the United States in repayment of inter-company obligations as of October 31, 2016 and therefore do not result in any of the adverse tax consequences discussed above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2016, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.7 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $170,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets. Approximately 40% of our net assets as of October 31, 2016 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of October 31, 2016, there was $5.0 million outstanding under the Credit Agreement and $3.6 million outstanding under the Seamap Credit Facility. Both of these agreements provide for floating interest rates based on an applicable base rate, generally the prime rate, or Eurodollar rates, also known as LIBOR. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the underlying base rate would result in an increase in annual interest expense of approximately $86,000. In addition, changes in our leverage ratio, as defined in the Credit Agreement, could result in an increase to our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so in the future. Due to fluctuating balances in the amount outstanding under the Credit Agreement, we do not believe such arrangements to be cost effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: December 8, 2016	/s/ Robert P. Capps
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Guy Malden, Co-Chief Executive Officer, and Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document