Form 10-K
period 2017-01-31
MITCHAM INDUSTRIES INC
filed 2017-04-07
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-13490

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43,106,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 5, 2017
Common Stock, $0.01 par value per share	12,089,758 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2017 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Mitcham Industries, Inc. (“MII” and, together with its consolidated subsidiaries, the “Company”, “we”, “us” and “our”), a Texas corporation, was incorporated in 1987. We provide equipment to the geophysical, oceanographic, hydrographic and defense industries. Headquartered in Huntsville, Texas, we have a global presence with operating locations in Salem, New Hampshire; Calgary, Canada; Brisbane, Australia; Singapore; Ufa, Bashkortostan, Russia; Budapest, Hungary; Bogota, Colombia and Shepton Mallet in the United Kingdom. We operate in two business segments, Equipment Manufacturing and Sales and Equipment Leasing.

Our worldwide Equipment Manufacturing and Sales Segment includes (a) the Seamap business, which designs, manufactures and sells specialized marine seismic equipment, (b) Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems and (c) the equipment sales activities of our Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”).

Our Seamap business is conducted through our wholly-owned subsidiaries, Seamap (UK) Ltd. (“Seamap UK”), and Seamap Pte. Ltd. (“Seamap Singapore” and, together with Seamap UK, “Seamap”).

We acquired Klein effective December 31, 2015. Accordingly, the operations of Klein did not have a material effect on our consolidated results of operations prior to the year ended January 31, 2017 (“fiscal 2017”). Klein has over 48 years of experience with the development and manufacture of high performance side scan sonar systems. Our side scan sonar systems are deployed by navies, port authorities, other governmental organizations, marine survey companies and universities worldwide. Klein operates from a single facility in Salem, New Hampshire.

Our Equipment Leasing segment is primarily engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, our wholly-owned subsidiaries and our branch in Colombia. We also sell new and used seismic equipment from time to time. The subsidiaries that conduct our leasing business are Mitcham Canada ULC (“MCL”), SAP, Mitcham Seismic Eurasia LLC (“MSE”), Mitcham Europe Ltd. (“MEL”) and Mitcham Marine Leasing Pte. Ltd. (“MML”). We believe we are the largest independent provider of exploration equipment to the seismic industry.

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

Equipment Leasing Segment –

We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. The majority of our seismic equipment lease pool is provided by the Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”) and Geospace Technologies Corporation (“Geospace”). However, we also purchase equipment from a number of other equipment manufacturers. At January 31, 2017, approximately 58% of our equipment lease pool, on a cost basis, consisted of seismic recording channels, with the remainder consisting of geophones, energy source controllers and other peripheral equipment.

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

From time to time, we sell used equipment from our lease pool in response to specific demand, dispose of older equipment or to redeploy capital.

Business Strategy

Our business strategy is to supply technologically advanced equipment solutions to our customers in the seismic, hydrographic, oceanographic and defense industries. To accomplish this, we have identified the following major objectives:

•	Expand our product offerings in order to provide more complete solutions to customers in our Equipment Manufacturing and Sales Segment. We seek to expand our product offerings through a combination of internally developed products and the acquisition of products and technology from third parties. We believe there are opportunities for such product additions for a number of industries and applications, which we believe will further lessen our dependence on the oil and gas exploration activities. We further believe this will allow us to leverage our geographic footprint, engineering and manufacturing operations and customer relationships.

•	Maintain diverse international operations. We believe our broad geographic footprint is an important asset. We believe that we can conduct business in wide-ranging geographic areas from our existing facilities. However, for legal, tax or operational reasons, we may decide in the future to establish facilities in additional locations. We generally expect to establish any such facilities through a “green field” approach, but we may consider making selective acquisitions from time to time.

•	Provide short-term rental services for technologically advanced equipment in response to customer demand. We determine the type of equipment to add to our lease pool based on the requirements of our customers. We intend to maintain the size and diversity of our equipment lease pool as dictated by customer requirements and industry conditions. We believe that the availability of a large and diverse equipment lease pool encourages seismic data acquisition contractors, oil field service providers and other marine operators to rent, rather than purchase, such equipment, due to the capital and operating efficiencies provided by short-term rentals. This strategy also entails disposing of some lease pool assets from time to time and redeploying that capital to other assets or other operations.

•	Maintain relationships with a variety of seismic equipment manufacturers. Our relationships with leading seismic equipment manufacturers provide us with access to technologically advanced equipment and allow us to expand our equipment lease pool through favorable pricing and delivery terms. We believe these relationships provide a competitive advantage.

Seismic Technology

Oil and gas exploration companies utilize seismic data generated from the use of digital seismic systems and peripheral equipment in determining optimal locations for drilling oil and gas wells, in the development of oil and gas reserves and in reservoir management for the production of oil and gas. These technologies are also used in mining, civil engineering operations and in marine surveying operations.

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

With the expanded use of seismic technology the size of data acquisition surveys has increased substantially in the past several years. Demand for higher resolution data, larger surveys and more rapid completion of such surveys now requires seismic contractors to use data acquisition systems with a greater number of seismic recording channels. Additionally, the size of seismic surveys varies significantly, requiring frequent changes in the configuration of equipment and crews used for seismic surveys. As a result of these changes, the number of seismic survey channels has increased from smaller 2-D surveys, which typically averaged less than 1,000 channels, to larger 3-D surveys, which today are often more than 15,000 channels and sometimes use as many as 100,000 channels. We believe that many seismic contractors will continue to meet changes in equipment needs by leasing incremental equipment to expand crew size as necessary, thereby reducing the substantial capital expenditures required to purchase such equipment.

The principles of seismic technology are the same for land and for marine environments. However, the operational issues and therefore the equipment utilized are quite different. Essentially all of the seismic technology products in our equipment manufacturing and sales segment are for use in marine environments. The majority of our equipment leasing segment involves land based operations.

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

Side Scan Sonar Technology

A side scan sonar (sound navigation and ranging) system is a specialized system used for detecting objects underwater by transmitting sound energy to the right and left of the host vehicle and processing the return signals (echoes) that have bounced off the seafloor or other objects into two dimensional, photo like, images of the ocean bottom. Basic side scan sonar systems do not provide depth information nor do they penetrate the seafloor bottom. However, side scan sonar models are available that incorporate bathymetry elements (the study of underwater depth of lake or ocean floors). These systems do provide bathymetric (depth) information that is co-registered with side scan data. Sub-seafloor bottom profiling can also be used in concert with side scan sonar technology to look below the seabed into the stratum layers.

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

Business and Operations

Equipment Manufacturing and Sales Segment –

Through our Equipment Manufacturing and Sales Segment, we develop, manufacture and sell a range of proprietary products for the marine seismic, hydrographic, oceanographic and defense industries.

Seamap’s primary products include: (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Digishot energy source controller; and (4) Sleeve Gun energy sources. The Digishot and Sleeve Gun product lines were acquired from ION in May 2014. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These include repair services, engineering services, training, field service operations and umbilical terminations.

Marine seismic contractors and geotechnical and hydrographic survey companies are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in deep water marine environments. Seamap’s customers operate in all areas of the world.

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

Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous service vehicles.

Klein’s HarborGuard® Integrated Waterside Surveillance and Security System (the “HarborGuard system”) combines radar, video and other surveillance technology to provide security for a variety of waterside installations. The HarborGuard system is currently used by a number of military, commercial and local government agencies for offshore platform, port, harbor and bridge security and surveillance applications.

Components for our products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore and New Hampshire.

SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines, including Klein and Seamap.

Equipment Leasing Segment –

Equipment Leasing. We own a comprehensive lease pool of seismic equipment for short-term rental to our customers, who are primarily seismic data acquisition contractors and oil field service providers (in the case of downhole equipment). We lease this equipment multiple times until the earlier of the end of its useful life or its sale. Our customers generally lease seismic equipment to supplement their own inventory of recording channels and related equipment.

Our land equipment lease pool includes a total of approximately 264,000 seismic recording land channels (each channel capable of electronically converting seismic data from analog to digital format and transmitting the digital data), including approximately 90,000 channels of wireless recording equipment. Included in this total is approximately 55,000 stations (165,000 channels) of three-component equipment. Other land equipment in our lease pool includes geophones and cables, heli-picker equipment, batteries and other peripheral equipment. Our lease pool of marine seismic equipment includes more than 12 kilometers of streamers (recording channels that are towed behind a vessel), air guns, streamer-positioning equipment, energy source controllers and other equipment. Our lease pool of downhole equipment includes approximately 200 levels of downhole seismic tools. Our lease pool equipment is manufactured by leading seismic equipment manufacturers and is widely used in the seismic industry. Our marine lease pool also includes energy source controllers and RGPS tracking systems that are manufactured by our Equipment Manufacturing and Sales segment. We estimate that as of January 31, 2017, 2016 and 2015 approximately 8.5%, 6.5%, and 14.3%, respectively, of our lease pool equipment was deployed on an active contract.

We maintain a master lease agreement with each of our customers that outlines the general terms and conditions of our leases. Individual transactions are generally documented through an “equipment lease schedule” that incorporates the terms and conditions of the master lease agreement. Individual leases generally have terms of two to six months, or a few days to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and provide replacement equipment, as necessary. In addition, we occasionally provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages, other than normal wear and tear. In the case of lost or destroyed equipment, the customer is required to reimburse us for the replacement cost of the equipment, at a price specified in the lease agreement, or to provide acceptable replacement equipment. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance. It is our general practice to lease our seismic equipment on a monthly or daily rate, depending on the circumstances.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Seismic survey operations can also be effected by other weather patterns such as periods of heavy rain. While these periods of heavy rain can affect our business in certain geographic regions, the primary seasonality of our business has historically related to the Canadian and Russian winter seasons. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. For additional information about the impact of seasonality and weather, see Item 1A – “Risk Factors.”

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

Lease Pool Equipment Sales. On occasion, we sell used equipment from our lease pool, normally in response to specific customer demand, declining demand for rental of specific equipment or to redeploy capital. Used equipment sold from our lease pool can have a wide range of gross margins depending upon the amount of depreciation that has been recorded on the item. When used equipment is sold from our lease pool, the net book value plus any cost associated with the sale is recorded to cost of goods sold. Sales of our lease pool equipment typically occur as opportunities arise and do not have a significant seasonal aspect. Sales of lease pool equipment amounted to approximately $5.3 million, $2.2 million and $3.2 million in the fiscal years ended January 31, 2017 (“fiscal 2017”), 2016 (“fiscal 2016”) and 2015 (“fiscal 2015”), respectively. Under the terms of our lease agreements, customers are responsible for lost or destroyed equipment. Charges for such lost equipment are at prices specified in the particular lease agreement and are reflected as lease pool equipment sales in the accompanying financial statements.

Other Equipment Sales. The “Other equipment sales” included in our Equipment Leasing segment generally fall into two broad categories:

•	Sales of “heli-pickers” and related equipment. We sell a variety of equipment and supplies utilized in the deployment and retrieval of seismic equipment by helicopter, some of which we produce.

•	Sales of miscellaneous equipment and related services. On occasion, we will sell seismic equipment and components that we acquire from manufacturers in response to a specific demand from a customer. We may provide installation and repair services with some of this equipment.

Key Agreements

SAP has a number of manufacturer’s representation agreements for certain product lines, including: acoustic positioning systems, GPS systems, heave compensators and attitude sensors, hydrographic data acquisition systems, magnetometers, tide gauges and current meters, radio positioning equipment, side scan sonar and sub-bottom profiling systems, underwater communications and location devices, echo sounders and transducers.

Klein has a number of agreements for the distribution or representation of its products. These agreements are generally cancellable upon a notice period of from one to three months.

Seamap has an agreement with Petroleum Geo-Services ASA (“PGS”) for the manufacture and sale of a customized and proprietary marine energy source controller, (“PGS SourceLink”) that is based on our GunLink 4000 product.

Customers, Sales, Backlog and Marketing

During fiscal 2017, two customers accounted for approximately 24% of our consolidated revenues. During fiscal 2016, one customer accounted for approximately 11% of our consolidated revenues. During fiscal 2015 no one single customer accounted for 10% or more of our consolidated revenues. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A-“Risk Factors.” Due to the nature of our sales, the significance of any one customer can vary significantly from year to year.

As of January 31, 2017, our Equipment Manufacturing and Sales segment had a backlog of orders amounting to approximately $12.5 million, compared to $8.7 million as of January 31, 2016. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2018. We do not maintain a backlog of orders relating to our Equipment Leasing segment.

We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services and we advertise in major trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
United States	$6,252	$7,316	$12,555

Europe (1)	14,577	16,437	17,427
Canada	1,891	1,354	7,376
Latin America (2)	2,983	3,283	12,706
Asia/South Pacific	10,348	16,623	18,407
Eurasia (3)	3,120	3,659	5,853
Other (4)	1,828	3,147	8,822

Total Non-United States	34,747	44,503	70,591

Total	$40,999	$51,819	$83,146

(1)	Includes the United Kingdom
(2)	Includes South America and Mexico
(3)	Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(4)	Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2017	2016	2015
United States	$16,510	$26,913	$43,541

Europe(1)	7,730	18,499	12,651
Canada	8,525	13,985	22,451
Latin America(2)	2,317	3,074	7,519
Singapore	5,321	6,408	6,627
Australia	1,462	2,611	4,600
Russia	1,973	2,026	2,698

Total Non-United States	27,328	46,603	56,546

Total	$43,838	$73,516	$100,087

(1)	Includes the United Kingdom
(2)	Includes South America and Mexico

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

Competition

Equipment Manufacturing and Sales –

We compete with a number of other manufacturers of marine seismic, hydrographic and oceanographic equipment. Some of these competitors may have substantially greater financial resources than our own. We generally compete for sales of equipment on the basis of (1) technical capability, (2) reliability, (3) price, (4) delivery terms and (5) service.

Equipment Leasing –

Our major competitors include the seismic equipment manufacturers who sell equipment on financed terms, offer leases with purchase options and offer short term rentals of their products. In addition, some seismic contractors might have excess equipment available for lease from time to time. We face lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors have not had as extensive a seismic equipment lease pool nor as wide geographic presence as MII. We compete for seismic equipment leases on the basis of (1) price, (2) delivery terms, (3) availability of desired equipment and (4) location of equipment. We believe that our infrastructure and broad geographic presence also provide a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Some of these competitors may have substantially greater financial resources than our own.

Suppliers

We obtain parts, components and services from a number of suppliers to our manufacturing operation. These suppliers are located in various geographic locations. No critical items are obtained on a sole-source basis.

We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from Sercel and Geospace. However, we also acquire lease pool equipment from a number of other suppliers. Management believes that our current relationships with our suppliers are satisfactory and that we will be able to make satisfactory alternative agreements in the event of interruption of supply. For fiscal 2017, 2016 and 2015, approximately 45%, 53%, and 53%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A – “Risk Factors.”

Employees

As of January 31, 2017, we employed approximately 199 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Intellectual Property

The products designed, manufactured and sold by our Equipment Manufacturing and Sales segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. In connection with the acquisition of the Digishot and Sleeve Gun product lines from ION in May 2014, we acquired certain United States and foreign patents related to energy source controllers and other technology. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023.

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

Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health, the handling, storage, transportation and disposal of hazardous materials, chemicals and other materials used in our manufacturing processes or otherwise generated from our operations. We have established and implemented environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may, among other things, require the acquisition of permits for air emissions and water discharges resulting from our manufacturing processes, impose specific safety and health criteria addressing worker protection, result in capital expenditures to limit or prevent emissions and discharges, and obligate us to use more stringent precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of injunctive relief. We may be subject to strict, joint and several liability as well as natural resource damages resulting from spills or releases of chemicals or other regulated materials and wastes at our facilities or at offsite locations. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by spills or releases that may affect them. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.

In addition, certain regulations in the United States and foreign jurisdictions address the manner in which certain hazardous materials, such as electric storage batteries, can be transported. These regulations may limit our ability, and that of our customers, to transport equipment necessary for seismic operations, particularly by air. These limitations may significantly increase the time and cost required to transport such equipment.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementing regulations with regard to climate-change that have the effect of lowering the demand for carbon-based fuels or decreasing the performance of oil or natural gas exploration or production activities by energy companies, could reduce demand for our products and have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in April 2010, may delay or decrease the pace of exploration or production activities, which may result in a similar decrease in demand for our products and have a material adverse effect on our business.

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

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of certain of our customers and the demand for a portion of our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Historically, the demand for certain of our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. During the period of depressed commodity prices many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the leasing or purchasing our seismic equipment.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Crude oil prices declined significantly in the second half of calendar 2014, and were negatively affected by a combination of factors, including weakening demand in Europe and Asia, increased production in the United States, and the decision in late November 2014 by the Organization of Petroleum Exporting Countries to keep production levels unchanged. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of oil. Downward pressure on commodity prices continued into early 2016. During the course of fiscal 2017 crude oil prices recovered somewhat and stabilized from much of the fluctuation of prior periods. Nevertheless, many oil and gas companies made downward revisions to their operating budgets and significantly reduced exploration spending. This had an adverse effect on our oil and gas related business, particularly our equipment leasing segment. We expect continued uncertainty regarding pricing, revenue and operating margins in our oil and gas related business in the year ending January 31, 2018 (“fiscal 2018”). For more information, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment and Results of Operations.” Factors affecting the prices of oil and natural gas include, among other things:

•	the level of prices, and expectations about future prices, for oil and natural gas;

•	the level of supply and demand for oil and natural gas;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	worldwide political, military and economic conditions;

•	limitations or disruptions in the transportation or storage of oil;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the ability of exploration and production companies to generate funds or otherwise obtain capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production and consumption;

•	compliance with new or emerging laws or regulatory initiatives relating to greenhouse gas emissions, hydraulic fracturing, or safety aspects of offshore exploration and production activities that may have a material adverse effect on our customers with respect to increased costs, delays or prohibitions in obtaining drilling permits;

•	government regulations, including environmental laws and regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources; and

•	weather conditions, including large-scale weather events such as hurricanes that impact oil and gas operations over a wide area or impact prices.

In recent years there has been a dramatic decline in the price of oil as compared to historical highs. This has resulted in a reduction in spending by exploration and production companies, which in turn has adversely affected demand for our services and equipment. Continued depressed commodity prices, or a further decline in existing commodity prices, could adversely affect demand for the services and equipment we provide, and therefore adversely affect our revenue and profitability. Further, perceptions of a long-term decrease in commodity prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our products and services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our statement of financial position if they are determined to cause impairment of our goodwill or other intangible assets or of our other long-lived assets. Such a potential impairment charge could have a material adverse impact on our operating results.

Demand for seismic data is not assured.

Demand for certain of our services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

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

Projects awarded to and scheduled by our customers can be delayed or cancelled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	delays in obtaining land access rights;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues; and

•	delays in payments to our customers from their clients.

A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.

In our seismic business segment, we generally market our products and services to seismic contractors. We believe there are less than 100 seismic contractors active throughout the world.

We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2017, 2016 and 2015, our single largest customer, accounted for approximately 14%, 11% and 9%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 39% of our consolidated revenues in fiscal 2017. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.

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

As of January 31, 2017, we had approximately $24.5 million of customer accounts and contracts receivable, of which approximately $11.7 million was over 90 days past due. For fiscal 2017, 2016 and 2015, we had net charges of approximately $750,000, $2.2 million and $2.9 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.

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

For example, in connection with the ongoing political turmoil in Ukraine, the United States, the European Union and other countries have imposed significant sanctions measures against Russia targeting the energy, defense and financial sectors of Russia’s economy as well as specific Russian officials and businesses that they own. At least partly due to these sanctions, there has been a dramatic decline in the price for oil, which is a major export for Russia. These current events have negatively affected the Russian economy and have negatively affected the value of the Russian ruble relative to the U.S. dollar. Continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. dollars for financial reporting purposes. During fiscal 2017 revenues attributable to our operations in Russia were not material.

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

We operate in a number of foreign locations and have subsidiaries or branches in foreign countries, including Canada, the United Kingdom, Hungary, Singapore, Australia, Russia and Colombia. Our equipment is also often temporarily located in other foreign locations while under rent by our customers. These operations expose us to political and economic risks and uncertainties.

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

We conduct operations on a global scale. For fiscal 2017, 2016 and 2015, approximately 85%, 86%, and 85%, respectively, of our revenues were attributable to operations in foreign countries.

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

Capital requirements for our business strategy can be large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage or execute our strategy.

We have historically funded our capital requirements with cash generated from operations, cash reserves, issuance of preferred and common stock and short-term borrowings from commercial banks. Our capital requirements may continue to increase. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile. Furthermore, due to the historically cyclical nature of the energy business in general, and the seismic industry in particular, capital for businesses in this industry can be even more difficult and expensive to obtain.

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

Access to working capital and letters of credit may be limited.

From time to time, we may require access to working capital to finance inventory purchases or to provide letters of credit or bankers guarantees to certain customers. Historically, we have met this need by utilizing a revolving credit facility. In March 2017 we terminated our revolving Credit Agreement (as defined below). There is no assurance that we will be able to negotiate a replacement facility or facilities. In recent months, many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities. This could further limit our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities.

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

Our success is dependent on, among other things, the services of certain key personnel. In September of 2015, Billy F. Mitcham, Jr., our President and Chief Executive Officer, passed away. Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, and Guy Malden, Executive Vice President-Marine Systems, assumed the additional roles of Co-Chief Executive Officers. In these roles, Mr. Capps and Mr. Malden have assumed Mr. Mitcham’s duties and are responsible for all day-to-day operations in close coordination with the Board of Directors. The loss of the services of Mr. Capps or Mr. Malden for an extended period of time or the loss of other personnel could have a material adverse effect on our operations.

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

In recent years, seismic equipment manufacturers have introduced wireless, or cable-free, recording systems. Many seismic contractors believe that wireless recording systems offer significant operational advantages over traditional cable-based systems, particularly in certain environments. Some seismic contractors have made significant investment in wireless technology and have replaced much of their cable-based equipment. Should other contractors take this approach, it could accelerate the obsolescence of much of our lease pool of equipment. As of January 31, 2017, we have approximately 264,000 channels of ground recording equipment in our lease pool, of which approximately 90,000 channels are wireless, or cable-free, systems, manufactured by Sercel, Geospace and others.

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

As of January 31, 2017 we had deferred tax assets, before valuation allowances of approximately $26.4 million, including approximately $18.7 million in the United States. The majority of these amounts relate to net operating loss carryforwards. In order to utilize these amounts we must generate taxable income in the relevant jurisdictions sufficient to utilize these carryovers. Based on an evaluation of all available positive and negative evidence regarding the likelihood of realizing these deferred tax assets, as of January 31, 2017 we have recorded a valuation allowance of approximately $26.4 million related to the deferred tax assets. See the discussion included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Income Taxes.”

Seasonal conditions may cause fluctuations in our quarterly operating results.

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

We purchase the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations. The majority of our lease pool equipment is produced by Sercel and has been acquired by us pursuant to a series of agreements. However, all of our agreements with Sercel have terminated. See Item 1 – “Business – Key Supplier Agreements.” For fiscal 2017,

2016 and 2015, approximately 45%, 53% and 53%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. If we are not able to continue our past relationship with Sercel we may not be able to acquire equipment under terms as favorable as in the past, which could adversely affect our future results of operations.

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

Certain of the equipment in our lease pool is proprietary to us. Heli-pickers and associated equipment that is manufactured by us is subject to various patents, see Item 1 – “Business – Intellectual Property.” We also have some equipment in our lease pool that is manufactured by Seamap, which is subject to intellectual property rights and protection as discussed below. We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties; and

•	prevent us from leasing or selling our products that incorporate the technology.

•	Additionally, the equipment that we acquire from other suppliers may be subject to the intellectual property infringement claims from third parties. We generally are indemnified by our suppliers against any claims that may be brought against us by third parties related to equipment they sold to us. However, such claims could affect our ability to acquire additional such products or to lease them in the future. The loss of this future revenue could adversely affect our business and would not generally be covered by the indemnities from our suppliers.

The operations of our equipment manufacturing and sales segment are subject to special risks that could have a material adverse effect on our operations.

The design and manufacturing operations of Seamap and Klein are subject to risks not associated with our equipment leasing business. These risks include the following:

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

Risks Related to Raw Materials and Inventories. We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products may be available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, may allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues.

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

We are subject to stringent governmental laws and regulations relating to worker safety and health, protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities, install and maintain costly equipment and pollution control technologies, conduct remediation of contaminated soils and groundwater, implement specific health and safety criteria for worker protection, or undertake measures to prevent future contamination or incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. If the trend of more expansive and stricter environmental laws and regulations continue, we may be required to increase our capital expenditures, which could result in increased operating expenses, in addition to possibly decreasing the performance of exploration or production activities by energy companies, which could have a material adverse effect on our business.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to the public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. In addition the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In the absence of federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In May 2016, the EPA finalized new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. However, substantial uncertainty exists with respect to the future implementation of these rules, as well as the potential for additional regulatory action with respect to emissions of GHGs, due to the recent change in U.S. Presidential Administrations. These regulations, should they remain in effect in their current form, or any similar future proposals, have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the equipment we provide.

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

Hydraulic fracturing is an important and common practice that involves the injection of water, sand and chemicals under pressure into targeted surface formations to fracture the surrounding rock and stimulate production. We do not perform hydraulic fracturing, but many of our customers use this technique. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel fuels and issued final permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, in June 2016, the EPA finalized rules that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. At the state level, numerous states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. Moreover, local governments may seek to adopt ordinances within their jurisdiction regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services.

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

We may issue debt or equity securities with rights senior to that of our common stock in liquidation which could dilute or negatively affect the value of our common stock.

During fiscal 2017 we issued 320,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share. In addition, we have entered into an equity distribution agreement, pursuant to which we may sell up to 500,000 additional shares of the Series A Preferred Stock through an at the market program. The Series A Preferred Stock has a liquidation preference senior to that of our common stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our common stock. The issuance of these securities could dilute or negatively affect the value of our common stock.

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

	High	Low
Fiscal Year Ended January 31, 2016:
First Quarter	$7.92	$4.30
Second Quarter	5.46	3.67
Third Quarter	4.75	3.54
Fourth Quarter	5.00	2.24

Fiscal Year Ended January 31, 2017:
First Quarter	$3.95	$2.26
Second Quarter	4.45	3.31
Third Quarter	3.80	2.65
Fourth Quarter	4.92	2.97

As of April 5, 2017, there were approximately 2,800 beneficial holders of our common stock.

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

As of January 31, 2017, there were 343,000 shares of Series A Preferred Stock outstanding with a liquidation preference of approximately $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $192,000. We have entered into an equity distribution agreement, pursuant to which we may sell up to 500,000 shares of the Series A Preferred Stock through an at the market offering program which, if issued, would result in additional quarterly dividend payments.

As of January 31, 2017, we had deposits in foreign banks equal to approximately $3.3 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States, if any. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2017.

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

	Years Ended January 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$40,999	$51,819	$83,146	$92,108	$104,685
Operating (loss) income	(31,290)	(26,760)	(6,745)	5,805	13,902
(Loss) income from continuing operations	(31,339)	(27,759)	(9,192)	4,768	17,051
(Loss) income from continuing operations per common share – basic	(2.79)	(3.22)	(0.74)	0.37	1.34
Income from continuing operations per common share – diluted	(2.79)	(3.22)	(0.74)	0.36	1.29
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	3,511	3,769	5,359	15,243	15,951
Seismic equipment lease pool and property and equipment, net	43,838	73,516	100,087	129,573	119,608
Total assets	94,714	134,759	179,611	205,419	190,407
Long-term debt	—	17,266	23,137	22,125	4,238
Total liabilities	13,782	29,722	33,137	34,971	14,094
Total shareholders’ equity	80,932	105,037	146,474	170,448	176,313

For fiscal 2017, 2016 and 2015, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Equipment Manufacturing and Sales and Equipment Leasing. Equipment Manufacturing and Sales includes sales of Seamap equipment, sales of Klein equipment and sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Brisbane, Australia, Salem, New Hampshire and in Singapore.

Our equipment leasing operations include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Bogota, Colombia; Budapest, Hungary; Singapore and Ufa, Russia. This includes the operations of our subsidiaries MCL, MEL, MML and MSE, our branch in Colombia and the leasing operations conducted by SAP.

We acquired Klein effective December 31, 2015 and, accordingly, our consolidated results of operations for the year ended January 31, 2016 include only one month of operations from Klein, which amounts were not material.

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

The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Revenues:
Equipment manufacturing and sales	$25,100	$25,350	$30,872
Equipment leasing	15,961	26,665	52,836
Less inter-segment sales	(62)	(196)	(562)

Total revenues	40,999	51,819	83,146

Cost of sales:
Equipment manufacturing and sales	13,612	13,566	17,223
Equipment leasing	34,863	35,903	43,074
Less inter-segment costs	(62)	(319)	(405)

Total direct costs	48,413	49,150	59,892

Gross profit
Equipment manufacturing and sales	11,488	11,784	13,649
Equipment leasing	(18,902)	(9,238)	9,762
Inter-segment amounts	—	123	(157)

Total gross profit	(7,414)	2,669	23,254

Operating expenses:
General and administrative	20,727	18,966	24,958
Contract settlement	—	2,142	—
Impairment of intangible assets	—	3,609	—
Provision for doubtful accounts	750	2,201	2,850
Depreciation and amortization	2,399	2,511	2,191

Total operating expenses	23,876	29,429	29,999

Operating loss	$(31,290)	$(26,760)	$(6,745)

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
EBITDA (1)	$(2,421)	$8,686	$27,473
Adjusted EBITDA (1)	$3,607	$13,673	$31,680
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(33,153)	$(38,736)	$(9,192)
Interest expense, net	643	725	673
Depreciation and amortization	28,275	32,111	36,986
Impairment of intangible assets	—	3,609	—
Provision (benefit) provision for income taxes	1,814	10,977	(994)

EBITDA (1)	(2,421)	8,686	27,473
Non-cash foreign exchange (gains) losses	(338)	1,057	1,812
Stock-based compensation (2)	737	1,293	1,298
Contract settlement (2)	—	1,781	—
Cost of lease pool sales	5,629	856	1,097

Adjusted EBITDA (1)	$3,607	$13,673	$31,680

Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$3,154	$15,047	$25,205
Stock-based compensation	(737)	(1,293)	(1,298)
Provision for doubtful accounts	(750)	(2,201)	(2,835)
Provision for inventory allowance	(75)	(407)	(8)
Changes in trade accounts and contracts receivable	(7,345)	238	(605)
Interest paid	673	694	860
Taxes paid, net of refunds	409	1,520	268
Gross profit from sale of lease pool equipment	298	1,384	2,061
Changes in inventory	(850)	(677)	279
Changes in accounts payable, accrued expenses and other current liabilities	2,189	(1,241)	2,303
Changes in prepaid expenses and other current assets	1,327	(4,807)	4,414
Foreign currency losses, net of gains	(84)	(466)	(3,258)
Other	(630)	895	87

EBITDA (1)	$(2,421)	$8,686	$27,473

(1)

EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, certain non-recurring contract settlement costs, impairment of intangible assets and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contained financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
(2)	Non-recurring contract settlement costs of approximately $2.1 million include approximately $1.8 million of deferred cash payments and approximately $300,000 of stock based compensation.

Within our Equipment Manufacturing and Sales segment, we design, manufacture and sell a variety of products used primarily in marine seismic, hydrographic, oceanographic and defense applications. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2017 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Equipment Manufacturing and Sales segment. These amounts are carried in our lease pool at the cost to our Equipment Manufacturing and Sales segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements. We occasionally sell new seismic equipment that we acquire from other manufacturers and provide repair and support services to our rental customers.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Accordingly, our first and fourth quarters have historically produced higher leasing revenues than the second and third quarters. However, in recent periods the effect of this historical seasonality has been less pronounced due to the general decline in seismic exploration activity in Canada and Russia. In other areas of the world, periods of heavy rain can impair seismic operations. These periods of inclement weather can impact our results of operations; however, there is no historical trend as to the timing of such impact. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. Our results of operations, particularly those of our Equipment Leasing segment, can also experience fluctuations in activity levels due to matters unrelated to seasonal or weather factors. These factors include the periodic shift of seismic exploration activity from one geographic region to another and difficulties encountered by our customers due to permitting and other logistical challenges. See Item 1A – “Risk Factors.”

Business Outlook

During fiscal 2017 and fiscal 2016, we experienced a dramatic decline in our Equipment Leasing segment and in that portion of our Equipment Manufacturing and Sales segment related to oil and gas exploration activities. The revenues of our Equipment Leasing segment and to a lesser degree our Equipment Manufacturing and Sales segment are related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and finding and development costs. The significant decline in global oil prices that occurred during fiscal 2016, we believe, resulted in a corresponding decline in oil and gas exploration activities, particularly seismic exploration programs. Although oil prices have recovered somewhat from their historical lows, prices remain well below historical highs and much uncertainty remains regarding future pricing. The seismic industry in general, and our business in particular, have been negatively affected by the decline in activity noted above.

Accordingly, we believe a number of factors have negatively affected, and will continue to affect, our business, particularly our Equipment Leasing segment. These factors include reduced demand for seismic services and related equipment, an excess of supply of seismic exploration equipment, increased competition among suppliers of seismic exploration equipment and a reduction in pricing for the sale or rental of both new and used seismic exploration equipment. In recent months we have experienced increased activity in our seismic business in the form of inquiries, bids and proposals. Based on this, we believe this market is improving. However, we believe the improvement will be gradual with only marginal improvement in fiscal 2018 over fiscal 2017 and that it is unlikely that our the financial results of our Equipment Leasing Segment return to levels seen in fiscal 2015 in the foreseeable future.

We have implemented a strategy in order to address the changes in circumstances discussed above. This strategy includes the following:

•	Increased emphasis on our Equipment Manufacturing and Sales Segment. We intend to expand our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the acquisition of Klein in December 2015.

•	Redeploy capital from lease pool. We expect our Equipment Leasing Segment to remain an important component of our business. However, we believe there are opportunities to selectively sell certain lease pool assets and redeploy that capital in order to reduce debt, acquire other lease pool assets or invest in other opportunities.

•	Selectively invest in new lease pool assets. Due to the increased competition and challenging economic conditions in the seismic equipment industry, we intend to limit future acquisitions of lease pool assets to situations that enhance the value of our existing assets or in which we enjoy a competitive advantage due to pricing, operational considerations or exclusivity arrangements.

•	Utilize our broad geographical footprint. We believe our nine world-wide locations and exposure to a number of different geographical markets provides an advantage over many competitors.

•	Maintain a capital structure with limited leverage. Historically, we have utilized short-term commercial banking facilities to temporarily finance capital expenditures and business acquisitions. Due to conditions within the oil and gas industry, including our own recent financial results, and associated regulatory pressures, access to such capital has become more limited and may not be available to us in amounts historically available. Accordingly, we intend to reduce our exposure to short-term credit facilities and rely on other sources of expansion capital, and in March 2017, we repaid all outstanding obligations under our Credit Agreement and terminated that agreement. Also, on April 5, 2017, we repaid all outstanding obligations under our Seamap Credit Facility (as defined below) and cancelled that facility. Such sources could include cash flow provided by operations, proceeds from the sale of lease pool assets, the issuance of debt securities and the issuance of equity securities.

The market for products sold by Seamap is primarily dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. However, these products are also utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products, including the product lines purchased in fiscal 2015, our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and can be expected to continue to have, an impact on the demand for Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has been successful in penetrating new markets recently, partially due to the product lines purchased from ION in fiscal 2015, as evidenced by deliveries to new customers in China during fiscal 2016 and 2017. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic, hydrographic and oceanographic industries.

In June 2013, we entered into a manufacturing arrangement with Petroleum Geo-Services ASA (“PGS”), one of the largest marine seismic contractors in the world. Under this arrangement, we manufacture and sell to PGS a customized and proprietary marine energy source controller that is based on our GunLink 4000 product (the “PGS SourceLink”). We have previously collaborated with PGS to develop PGS SourceLink. We expect PGS SourceLink will be deployed on the majority of PGS’ fleet of seismic vessels; however, current industry conditions will likely result in a delay in the complete deployment of the new products. The deployment of new products is expected take place over a period of several years.

We expect to make additional deliveries to PGS in fiscal 2018 related to the re-equipping of existing vessels. We are also pursuing a number of opportunities in Asia for the equipping of hydrographic and geotechnical survey vessels. Some of these opportunities include products from both Seamap and Klein.

Demand for Klein’s products is generally not dependent upon activity within the oil and gas industry. Customers for these products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Revenue from the sale of Klein products in fiscal 2017 was below our expectations as more fully discussed below. However, we believe we are well positioned with recently introduced products and product enhancements and therefore expect revenues from these products to increase in fiscal 2018 as compared to fiscal 2017.

The decline in oil and gas exploration activity in recent years has resulted in a significant decline in the demand for seismic exploration equipment and our equipment rental services. This has also resulted in a material decline in prices for such equipment and services, as much as 50% or more in some cases. While there are indications of improving conditions, we expect such improvement to be marginal and for conditions in the seismic industry to remain challenging through fiscal 2018.

Demand for the rental of land seismic exploration equipment varies by geographic region. We expect continuing demand in Europe and the Pacific Rim and improving demand in South America during fiscal 2018. We have experienced some increased demand in North America, but such demand has been sporadic and there is much competition in that geographic region. Activity in Russia has been, and is expected to remain, restrained due to economic issues and trade restrictions in that region. We do anticipate opportunities for projects in other parts of the world, including North Africa and The Middle East, some of which could be significant. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects.

Marine leasing activity has declined significantly over the past three years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue into fiscal 2018.

The demand for downhole seismic equipment was very weak in fiscal 2017. In recent months we have experienced an increase in inquiries for this equipment and have recently commenced certain projects. However, we expect demand for this equipment to remain subdued, increasing marginally during fiscal 2018. This equipment is most often used in applications related to the development of oil and gas properties, such as frac monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should remain at current depressed levels or decline from current levels, we could see a material change in the level of our business and our income from operations.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we have significantly reduced our purchases of lease pool equipment from historical levels. During fiscal 2017, we added approximately $441,000 to our lease pool, as compared to approximately $2.4 million in fiscal 2016 and approximately $11.8 million in fiscal 2015. We expect lease pool additions in fiscal 2018 to be at a level similar to that in fiscal 2017. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

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

Historically, there have been two or three primary manufacturers of land seismic equipment. Recently, the industry has seen the emergence of additional entities seeking to introduce new equipment, particularly wireless recording equipment. Accordingly, significant competition among these new and existing manufacturers has developed. This competition has, we believe, led to pricing pressure for the manufacturers of equipment. While we benefit from lower prices for new equipment, this situation has had a negative impact on the pricing for our leasing products and services.

We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in nine countries. In response to a decline in activity in some regions, we have taken steps to reduce costs such as by reducing personnel. As a result of reduced activity in Latin America, we decided to close our branch operation in Peru in fiscal 2017. We believe that all opportunities within that region can be more efficiently managed from our branch in Colombia. The impact of this closing has not been material to our results of operations. We will continue to monitor our costs in relation to our activity, but at this time we have no plans to eliminate any of our other operating locations. Should industry conditions improve, or should particular opportunities arise, we may seek to expand our operating locations either by establishing “green field” operations or by acquiring other businesses.

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

A significant portion of our revenues are generated from foreign sources. For fiscal 2017, 2016 and 2015, revenues from international customers totaled approximately $34.7 million, $44.5 million and $70.5 million, respectively. These amounts represent 85%, 86% and 85% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations

For fiscal 2017, 2016 and 2015, we recorded operating losses of approximately $31.3 million, $26.8 million and $6.7 million, respectively. The decrease in fiscal 2017 from fiscal 2016 resulted primarily from lower equipment leasing activity. The decrease in fiscal 2016 from fiscal 2015 relates to significantly lower leasing revenue, lower equipment sales, contract settlement costs and impairment of intangible assets. These factors were partially offset by lower lease pool depreciation and general and administrative expenses.

Revenues and Cost of Sales

Equipment Manufacturing and Sales

Revenues and cost of sales for our Equipment Manufacturing and Sales segment were as follows:

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Revenues:
Seamap	$14,085	$22,302	$23,805
Klein	8,207	533	—
SAP	4,786	2,521	7,067
Intra-segment sales	(1,978)	(6)	—

	25,100	25,350	30,872
Cost of sales:
Seamap	6,106	11,448	11,675
Klein	5,707	247	—
SAP	3,668	1,871	5,548
Intra-segment sales	(1,869)	—	—

	13,612	13,566	17,223

Gross profit	$11,488	$11,784	$13,649

Gross profit margin	46%	46%	44%

Demand for Seamap’s products is dependent to a large degree upon offshore oil and gas exploration activity; however, a portion of such demand relates to activity within the hydrographic and geotechnical survey industry. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been adding newly built vessels to replace older, less efficient vessels and have been upgrading technology on remaining vessels in order to improve operating efficiency. Furthermore, some hydrographic survey operators have continued to increase their capacity and upgrade technology. During fiscal 2017 and 2016, Seamap did experience a decline in demand for its products and a delay in certain projects as marine contractors revised spending plans in response to the decline in oil prices. Many contractors have retired or cold stacked vessels and therefore an excess of equipment has developed. Accordingly, the demand for spare parts and repairs has declined over the past two years. However, based on our backlog of orders as of January 31, 2017 and inquiries from customers, we expect revenue from the sale of Seamap products to increase in fiscal 2018 as compared to fiscal 2017. The gross profit generated by sales of Seamap equipment in fiscal 2017, 2016 and 2015 was approximately $8.0 million, $10.9 million and $12.1 million, respectively. The gross profit margin from the sales of Seamap equipment in fiscal 2017, 2016 and 2015 was approximately 57%, 49% and 51%, respectively. The fluctuations in gross profit margin among the periods were due primarily to changes in product mix.

We acquired Klein effective December 31, 2015, accordingly the operating results related to these operations are not material to fiscal 2016 and the comparison between fiscal 2017 and fiscal 2016 is not meaningful. Revenue from the sale of Klein products in fiscal 2017 was below our expectations. Delays in the completion of engineering and manufacturing activities related to revisions and enhancements to certain products resulted in delays in the availability of these products. Accordingly, expected shipments of these products were delayed. We believe that the aforementioned engineering and manufacturing activities have been essentially completed and that shipment of these products will return to anticipated levels. Therefore, we expect revenue from the sale of Klein products in fiscal 2018 to exceed that in fiscal 2017. The gross profit from sale of Klein products was approximately $2.5 million, a gross profit margin of 30%. This margin is less than that normally anticipated due to the effect of certain fixed manufacturing costs and unexpected costs to complete certain projects in the third and fourth quarters of fiscal 2017.

SAP is a distributor and reseller of new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim, including equipment manufactured by Klein and occasionally Seamap. Demand from customers in the Philippines and China, who are most often governmental organizations, has generally been strong over the past three years; however, revenues from year to year can vary significantly due to the timing of discrete orders. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $1.1 million in fiscal 2017, $650,000 in fiscal 2016, and $1.5 million in fiscal 2015, representing gross profit margins of 23%, 26% and 22%, respectively. The changes in gross profit margins between the years reflect changes in product mix from year to year. The effect of sales from Klein to SAP is eliminated in consolidation and in the table above as “intra-segment sales”.

As of January 31, 2017 the backlog of our Equipment Manufacturing and Sales segment was approximately $12.5 million, as compared to approximately $8.7 million as of January 31, 2016. We expect essentially all of these orders to be completed in fiscal 2018. Based on our experience and the lead times for the production of our product, we do not believe backlog as of a particular date is necessarily indicative of future results.

Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Revenues:
Equipment leasing	$10,161	$23,719	$48,299
Lease pool equipment sales	5,332	2,239	3,157
Other equipment sales	448	707	1,380

	15,941	26,665	52,836
Cost of sales:
Lease pool depreciation	25,753	29,591	34,493
Direct costs – equipment leasing	3,284	4,658	6,689
Cost of lease pool equipment sales	5,629	856	1,097
Cost of other equipment sales	177	798	795

	34,843	35,903	43,074

Gross (loss) profit	$(18,902)	$(9,238)	$9,762

Gross (loss) profit margin	(119)%	(35)%	18%

Equipment leasing revenues decreased approximately 57% in fiscal 2017 compared to fiscal 2016 and 51% in fiscal 2016 as compared to fiscal 2015. This downward trend reflects the dramatic decline in oil and gas exploration activity in essentially all geographic regions brought about the decline and uncertainty in world-wide oil prices. Leasing activity in fiscal 2017 declined in all areas except for Canada and Latin America. Fiscal 2017 activity was substantially below that in fiscal 2015 for all areas. The decline in demand for equipment leasing and a decline in the pricing for new seismic exploration equipment have resulted in a reduction in pricing for equipment leasing services. The magnitude of the changes in prices varies significantly from region to region, by the type of equipment and according to the other terms of a particular transaction. However, price reductions in fiscal 2017 of up to 50% as compared to fiscal 2015 and prior pricing have been encountered.

The geographic regions with the largest contributions to our land leasing revenues in fiscal 2017 were Latin America, Europe, the United States and Canada. In fiscal 2016 the regions making the largest contributions to leasing revenues were the United States, Europe, Russia and the Pacific Rim.

Revenues from our downhole lease business were minimal in fiscal 2017 and declined in fiscal 2016 as compared to fiscal 2015, reflecting the downturn in the industry and reduced exploration and development expenditures by oil and gas companies.

Revenues from our marine leasing declined significantly in fiscal 2017 as compared to fiscal 2016 and were relatively consistent in fiscal 2016 as compared to fiscal 2015. We believe this decline is due in part to consolidation within the marine seismic industry and the retirement or temporary moth-balling of a number of seismic vessels. This has, in our opinion, resulted in an excess of equipment available in the market. We believe this excess of equipment to be temporary but will likely continue into fiscal 2018.

In recent weeks we have received an increase in bids and inquiries from customers for the rental of equipment. We believe this could be indicative of a recovery in the seismic exploration market. However, there is no assurance that these bids and inquiries will result in rental contracts and a corresponding increase in our leasing revenues. We believe there remains an excess of equipment available in the seismic industry which will continue to exert negative pressure on demand and pricing for the rental of such equipment.

From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets or other business opportunities. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Due to the recent changes in the seismic equipment market we have implemented a strategy to dispose of certain lease pool equipment. Accordingly, revenue from the sales of lease pool equipment increased in fiscal 2017 as compared to fiscal 2016. We expect to make additional sales in fiscal 2018. The sale of lease pool equipment in fiscal 2017 resulted in a gross loss of approximately $300,000. The gross profit from the lease pool equipment sales amounted to approximately $1.4 million in fiscal 2016 and $2.1 million in fiscal 2015. The amount of the gross profit or loss on a particular transaction varies greatly based primarily upon the age of the equipment. Based on current negotiations and market conditions, we expect that the sales of lease pool equipment in fiscal 2018 will result in a gross profit.

Occasionally, we sell other seismic equipment that we acquire from other manufacturers. In addition, we occasionally sell equipment that we produce for use in deploying and retrieving seismic equipment by helicopter and sell certain ancillary marine equipment. The sale of marine equipment may include associated installation services. The sale of other seismic equipment resulted in a gross profit of approximately $271,000 in fiscal 2017, a gross loss of approximately $91,000 in fiscal 2016 and a gross profit of approximately $585,000 in fiscal 2015.

Lease pool depreciation expense for fiscal 2017 amounted to approximately $25.8 million, as compared to approximately $29.5 million in fiscal 2016 and approximately $34.4 million in fiscal 2015. The decreases reflect reduced purchases of lease pool equipment in recent periods. We reduced our lease pool additions in fiscal 2015 through fiscal 2017 in response to industry conditions. We anticipate maintaining a low level of lease pool additions in fiscal 2018. Therefore, as existing assets become fully depreciated and as we sell certain lease pool assets, we expect that lease pool depreciation expense will continue to decline. Depreciation of lease pool equipment commences upon its initial deployment on a lease contract and continues uninterrupted from that point, regardless of whether the equipment is subsequently on a lease contract. The equipment is depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from two to 10 years. At January 31, 2017, lease pool assets with an acquisition cost of approximately $93.0 million were fully depreciated, yet remained in service. This compares to $72.8 million at January 31, 2016. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.

We recorded direct costs related to seismic leasing for fiscal 2017 in the amount of approximately $3.3 million as compared to approximately $4.7 million in fiscal 2016 and approximately $6.7 million in fiscal 2015. These costs as a percentage of leasing revenues for fiscal 2017, 2016 and 2015 are 32%, 20% and 14%, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. However, a portion of these costs are fixed, such as warehouse and employee related expenses.

Operating Expenses

General and administrative expenses for fiscal 2017 amounted to approximately $20.7 million, compared to approximately $19.0 million and $25.0 million in fiscal 2016 and 2015, respectively. Fiscal 2017 amounts reflect a full-year of activity related to Klein, which we acquired effective December 31, 2015. Without this effect, general and administrative expenses would have declined approximately 6% in fiscal 2017 as compared to fiscal 2016. The reductions in fiscal 2017 and 2016 reflect various cost reduction activities implemented during that year in response to the general downturn in the Company’s business. These initiatives include reduced headcount, reduced working hours in some locations, voluntary salary reductions for certain officers and senior managers, lower incentive compensation and lower travel costs.

Due to the decline in seismic exploration activity, we think it now more likely that certain of our customers will encounter financial difficulties and may be unable to fully satisfy their financial obligations to us. Therefore, in fiscal 2017, 2016 and 2015, we provided approximately $750,000, $2.2 million and $2.9 million, respectively, for doubtful accounts. At January 31, 2017 and 2016, we had trade accounts and note receivables over 90 days past due of approximately $11.7 million and $16.0 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2017 and 2016, our allowance for doubtful accounts receivable amounted to approximately $5.9 million and $5.8 million, respectively.

In September 2015, upon the death of our former President and Chief Executive Officer, Billy F. Mitcham, Jr., certain obligations accrued pursuant to his employment contract. The effects of these obligations total approximately $2.1 million and consist of deferred cash payments to his estate of approximately $1.8 million and accelerated vesting of stock-based compensation of approximately $300,000.

Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2017 and 2016 relates to intangible assets acquired in December 2016 related to Klein and May 2014 in connection with the ION product lines.

We periodically evaluate the recoverability of our intangible assets, including goodwill. For fiscal 2017, our evaluation did not give an indication of impairment. In fiscal 2016, our evaluation did give an indication of impairment. As a result, we recorded an impairment charge of approximately $3.6 million in fiscal 2016. Approximately $600,000 of this charge relates to intangible assets related to helipicker assets acquired in fiscal 2011 and approximately $3.0 million relates to goodwill associated with Seamap.

Other Income and Expense

Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under the Credit Agreement and the Seamap Credit Facility. Interest expense decreased in fiscal 2017 and fiscal 2016 as compared to the prior fiscal years primarily due to lower average borrowings during those periods.

Other income and expense relates primarily to net foreign exchange losses and gains. These gains and losses resulted primarily from two situations. Certain of our foreign operations have a functional currency of the U.S. dollar yet have cash, accounts receivable and accounts payable denominated in other currencies. These operations generally have net assets denominated in these other currencies. As the U.S. dollar strengthens against these other currencies, a foreign exchange loss arises and vice versa. In fiscal 2017 we recorded foreign exchange losses of approximately $72,000 related to these situations. In fiscal 2016 we recorded foreign exchange gains of approximately $1.3 million related to these situations. In fiscal 2015, we incurred approximately $1.3 million of exchange losses of this nature primarily due to the strengthening of the U.S. dollar versus the Euro and the Colombian Peso. In the second situation, certain of our foreign operations have a functional currency of the local currency yet have cash, accounts receivable and accounts payable denominated in the U.S. dollar. These operations generally have net liabilities denominated in U.S. dollars, including inter-company obligations. In fiscal 2017, we incurred approximately $339,000 of exchange gains of this type. In fiscal 2016 and 2015, we incurred approximately $1.1 million and $1.8 million, respectively, of exchange losses of this type, primarily related to the strengthening of the U.S. dollar versus the Russian ruble, Australian dollar, British pound sterling and the Canadian dollar. We believe gains and losses of this type are non-cash items and are considered in our calculation of Adjusted EBITDA.

Provision for Income Taxes

Our provision for income taxes in fiscal 2017 is approximately $1.8 million. This amount differs from that expected when applying the U.S. statutory rate to our loss before income taxes due primarily to recording a valuation allowance against all of the fiscal 2017 increase in our deferred tax assets and the effect of foreign withholding taxes.

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

Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities, proceeds from the issuance of preferred stock, the Credit Agreement and the Seamap Credit Facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities, proceeds from the sale of lease pool equipment and from proceeds from the issuance of additional shares of preferred stock, taking into account the possible restrictions on funds from our foreign subsidiaries.

In March 2017, we repaid all outstanding obligations under the Credit Agreement and terminated that agreement. Also, on April 5, 2017, we repaid all outstanding obligations under the Seamap Credit Facility and cancelled that facility. We are engaged in discussions with other commercial banks regarding establishing a new revolving credit facility or facilities. There can be no assurance, however, that we will be successful in negotiating any such facilities. Accordingly, we currently do not plan to rely upon proceeds from revolving credit facilities to meet our liquidity and capital needs.

In June 2016, we completed an offering of 9.00% cumulative preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which upon conversion would be subject to a limit on the maximum number of shares of common stock to be issued.

Should our needs for liquidity increase, such as to make an acquisition, acquire lease pool assets, or make other investments, we may seek to issue other debt or equity securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$3,154	$15,047	$25,205
Net cash provided by (used in) investing activities	4,412	(10,269)	(31,242)
Net cash used in financing activities	(7,313)	(5,638)	(5,434)
Effect of changes in foreign exchange rates on cash and cash equivalents	(511)	(546)	1,484

Net decrease in cash and cash equivalents	$(258)	$(1,406)	$(9,987)

As of January 31, 2017, we had working capital of approximately $21.6 million and cash and cash equivalents of approximately $3.5 million, as compared to working capital of approximately $28.2 million and cash and cash equivalents of approximately $3.8 million at January 31, 2016. Our working capital decreased from January 31, 2016 to January 31, 2017 primarily due the decline in accounts receivable attributable to decreased revenue for fiscal 2017 and maturity and repayments of long-term debt. These items were partially offset by working capital generated by operations.

Cash Flows From Operating Activities. Cash flows provided by operating activities amounted to approximately $3.2 million in fiscal 2017 as compared to approximately $15.0 million in fiscal 2016 and $25.2 million in fiscal 2015. In fiscal 2017, the primary sources of cash provided by operating activities was our net loss of $33.2 million net of non-cash charges, including depreciation and amortization charges totaling approximately $28.3 million. The net change in other current assets and liabilities increased net cash provided by operating activities for fiscal 2017 by approximately $5.2 million.

Cash Flows From Investing Activities. In fiscal 2017, 2016 and 2015, we acquired approximately $441,000, $2.4 million and $11.8 million, respectively, of new lease pool equipment; however, the cash expenditures for these purchases did not all occur within those respective periods. As of January 31, 2017, our accounts payable included approximately $130,000 related to lease pool purchases. As of January 31, 2016, the amount in accounts payable related to lease pool purchases was approximately $325,000, while the comparable amount as of January 31, 2015 was approximately $72,000. Accordingly, our Consolidated Statements of Cash Flows for fiscal 2017 and 2016 indicated purchases of equipment held for lease of approximately $636,000 and $2.2 million, respectively. We currently estimate that lease pool purchases during fiscal 2018 will be comparable to fiscal 2017.

In fiscal 2016 we acquired Klein for $10.0 million in cash. During fiscal 2015, we purchased certain product lines from ION for cash of approximately $14.5 million. Both of these acquisitions were financed with cash on hand and proceeds from our revolving credit facility. Subsequent to the completion of the ION transaction, Seamap entered into a $10.0 million term loan facility. We used the proceeds from that facility to repay amounts borrowed under the Credit Agreement, as discussed below. Cash flows from investing activities for each of the fiscal years ended January 31, 2017, 2016 and 2015 reflect proceeds of approximately $5.3 million, $2.2 million and $3.2 million, respectively, from the sale of used lease pool equipment.

Cash Flows From Financing Activities. During fiscal 2017, 2016 and 2015, we made net repayments of borrowings under the Credit Agreement of $10.9 million, $2.6 million and $5.0 million, respectively. The repayments in fiscal 2016 were net of borrowings of approximately $10.0 million related to the acquisition of Klein in December 2015. As discussed above, in fiscal 2015 Seamap entered into a term loan facility to partially finance the acquisition of product lines from ION. Proceeds from this facility were $10.0 million. During fiscal 2017, 2016 and 2015 we made scheduled repayments totaling approximately $3.2 million, $3.2 million and

$800,000, respectively, under the Seamap Credit Facility. In fiscal 2017, we paid cash dividend of approximately $486,000 related to the Series A Preferred Stock. In fiscal 2014, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. During fiscal 2015, we repurchased 852,100 shares at a cost of approximately $9.8 million, which completed the authorized purchases.

In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. In addition, from time to time we must post bonds in connection with bid, delivery or warranty obligations. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of January 31, 2017, no letters of credit under the Credit Agreement and the Seamap Credit Facility were outstanding.

On August 2, 2013, we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A. (“HSBC”) as administrative agent. Proceeds from the Credit Agreement could be used for working capital and general corporate needs. Up to $10.0 million of the Credit Agreement could be used to secure letters of credit. Through a series of amendments and unilateral reductions the total commitment under the facility was reduced to $10.0 million as of January 31, 2017. In March 2017, we repaid all outstanding obligations and terminated that agreement.

The Credit Agreement provided for Eurodollar loans, which bore interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on our leverage ratio and for ABR loans which bore interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on our leverage ratio. As of January 31, 2017, the margins for Eurodollar loans and ABR loans were 3.50% and 2.50%, respectively. We agreed to pay a commitment fee on the unused portion of the Credit Agreement of from 0.375% to 0.50% based on our leverage ratio. As of January 31, 2017, the commitment fee rate was 0.50%.

Amounts available under the Credit Agreement were subject to a borrowing base which was determined based primarily on the appraised value of our domestic lease pool equipment and certain accounts receivable. The Credit Agreement was secured by essentially all of our domestic assets and 65% of the capital stock of Mitcham Holdings Ltd., which is the holding company for all of our foreign subsidiaries.

The Credit Agreement contained customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants include restrictions on liens, additional indebtedness, other than indebtedness to HSBC, in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The events of default included a change in control provision.

The Credit Agreement contained certain financial covenants that require us to maintain a maximum ratio of debt to adjusted EBITDA, a minimum ratio of fixed charges to adjusted EBITDA and, in certain circumstances, a maximum ratio of capital expenditures to adjusted EBITDA, all as defined in the Credit Agreement.

In August 2014, Seamap Singapore entered into a $15.0 million credit facility with HSBC – Singapore (the “Seamap Credit Facility”). The facility consists of a $10.0 million term loan, a $3.0 million uncommitted revolving credit facility, and a $2.0 million uncommitted banker’s guarantee facility. The term facility provides for eleven quarterly principal payments of $800,000 and a final payment of $1,200,000 on or before August 22, 2017. Interest on the term facility was payable quarterly at LIBOR plus 2.75%. The agreement contained customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants included restrictions on Seamap Singapore related to liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, transactions with affiliates and lines of business. The agreement contained financial covenants that required Seamap Singapore to maintain a minimum net worth and a minimum ratio of EBITDA to debt, both as defined in the agreement.

On April 5, 2017, we prepaid all amounts outstanding under the Seamap Credit Facility and cancelled that facility.

Our average borrowing levels under the Credit Agreement and the Seamap Credit Facility for fiscal 2017, 2016 and 2015 were approximately $12.2 million, $17.6 million and $26.3 million, respectively.

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$6,371	$6,371	$—	$—	$—
Operating leases	2,373	1,446	855	59	13
Other obligations	1,400	1,400	—	—	—
Purchase obligations	130	130	—	—	—

Total	$10,274	$9,347	$855	$59	$13

We regularly evaluate opportunities to expand our business through the acquisition of other companies, businesses or product lines. If we were to make any such acquisitions, we believe they could generally be financed with a combination of cash on hand and cash flows from operations. However, should these sources of financing not be adequate, we may seek other sources of capital in order to fund acquisitions. These additional sources of capital include additional bank credit facilities or the issuance of debt or equity securities.

We consider the undistributed earnings of our foreign subsidiaries, other than our branch operations in Colombia, through January 31, 2017, to be indefinitely reinvested outside of the United States. The undistributed earnings have been reinvested through the purchase of lease pool equipment and other assets, strategic acquisitions, including the purchase of product lines from ION, and additional working capital to support ongoing operations and expansion of the businesses. As of January 31, 2017, we estimate that these undistributed earnings amount to approximately $53.7 million and that the distribution of these earnings would result in no additional taxes.

As of January 31, 2017, we had deposits in foreign banks equal to approximately $3.3 million. All $3.3 million of these deposits could be distributed to the United States to repay inter-company indebtedness without any adverse tax consequences.

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

Revenue Recognition

•	Leases – We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pay shipping and handling costs directly to the shipping agents.

•	Equipment Sales – We recognize revenue and cost of goods sold from equipment sales upon agreement of terms and when delivery has occurred, unless there is a question as to its collectability. We occasionally offer extended payment terms on equipment sales transactions. These terms are generally one to two years in duration.

•	Long-term project revenue – From time to time, SAP and Klein enter into contracts whereby they assemble and/or manufacture and sell certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of three to twelve months. Revenue and costs related to these contracts are accounted for under the percentage of completion method.

•	Service agreements – Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts over the term of the contract. In some cases, we will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, we provide support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. As of January 31, 2017, the average age of our accounts receivable was approximately 92 days. Based on our view of general industry conditions and the specific customer factors discussed above, in fiscal 2017 we provided an allowance for doubtful accounts of approximately $750,000.

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

If there is an indication of possible impairment, we test the assets for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows expected to be generated by our lease pool assets to their total carrying value. Considering the general industry downturn and the factors noted above, we performed a test for recoverability as of January 31, 2017. We determined that despite recent declines in the overall business environment, there was no impairment of our lease pool assets. See Item 1A – “Risk Factors”, and note 8 to our consolidated financial statements.

Goodwill and Other Intangible Assets

Certain identifiable intangible assets, including certain patent rights, trade names and customer relationships, relate to our leasing business, primarily in Canada. In fiscal 2016, due to the downturn in our leasing business in Canada, we determined that the remaining carrying value of those intangible assets exceeded their fair value and we recorded a valuation allowance of approximately $600,000 which represented the remaining carrying value of those assets.

Remaining intangible assets, including goodwill, relate to our Equipment Manufacturing and Sales segment, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB

Accounting Standards Codification Topic (ASC) 350, we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. We formally evaluate the carrying value of our goodwill for impairment annually, as of January 31 for each of our reporting units. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine if it is more likely than not that a reporting unit’s fair value exceeds its carrying value. If we are unable to conclude qualitatively that is more likely than not that a reporting unit’s fair value exceeds its carrying value, then we use a two-step quantitative assessment of fair value of a reporting unit. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists a possibility of impairment of goodwill. Any impairment related to goodwill is measured in two steps by first allocating the fair value of the reporting unit to net assets and liabilities to determine the implied carrying value of goodwill. The implied carrying value of goodwill is then compared to the carrying value of the goodwill. Any excess of carrying value over implied carrying value is recorded as an impairment loss.

In fiscal 2016, we concluded, based on qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was more than its fair value. We therefore conducted a quantitative assessment as discussed above. Based on this quantitative assessment, we recorded an impairment loss of $3.0 million related to the Seamap reporting unit.

As of January 31, 2017 we concluded, based on qualitative and quantitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was not more than its fair value.

As of January 31, 2017 we concluded, based on qualitative and quantitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was not more than its fair value.

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets, including deferred tax assets associated with tax loss carryovers and tax credit carryforwards, will be recovered from future taxable income. The analysis is performed on a jurisdiction by jurisdiction basis.

The weight we give to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of the expiration of deferred tax assets without realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

In determining the valuation allowance to be recorded, we considered the following positive indicators:

•	our history of taxable income in certain jurisdictions;

•	the cyclical nature of the energy industry in general and the seismic industry in particular;

•	specific tax planning strategies that will produce additional taxable income;

•	the carryover periods for certain tax benefits; we noted in particular that the loss carryover period in the United States is 20 years and the carryover period for tax credit carryforwards is 10 years;

•	no U.S. tax benefits are expected to expire prior to 2021;

•	we do not have a history of tax benefits expiring without being utilized; and

•	our existing customer relationships.

We also considered the following negative indicators:

•	our recent losses within certain jurisdictions, including the United States, Australia, Hungary, Canada and the United Kingdom;

•	the recent decline in worldwide oil prices;

•	the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.

Based on our evaluation of the evidence, as of January 31, 2017 we have provided the following approximate valuation allowances against deferred tax assets in various jurisdictions (in thousands):

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset

United States (1)	$19,113	$(19,149)	$(36)

Australia	1,533	(1,533)	—

Hungary	1,021	(1,021)	—

Canada	3,398	(3,398)	—

United Kingdom	700	(700)	—

Russia	15	—	15

(1)	includes federal and state deferred tax assets

The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of such loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2033, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we would need to generate taxable income of approximately $55.0 million.

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

Significant Accounting and Disclosure Changes

See Note 2, New Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements in Part II, Item 8 of this form 10-K.

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

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2017, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.7 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $170,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 43% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2017, the U.S. dollar generally increased in value versus the above currencies. As a result of this decline, we have recognized an increase of approximately $1.5 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Euro, Russian Ruble and the Australian dollar. See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Other Income and Expense.”

Interest Rate Risk

As of January 31, 2017, there was approximately $6.3 million outstanding under our credit agreements. These agreements contained a floating interest rate based on the Eurodollar rate or the prime rate. Our average borrowing rate was 3.95% as of January 31, 2017. In March 2017, we repaid all outstanding obligations under the Credit Agreement and terminated that agreement. Also, on April 5, 2017, we repaid all amounts outstanding under the Seamap Credit Facility and cancelled that facility. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under these debt agreements, we do not believe such arrangements to be cost effective.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2017 at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2017.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2017.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April 2017.

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

Signature	Title/Capacity	Date

/s/ GUY MALDEN Guy Malden	Co-Chief Executive Officer, Executive Vice President – Marine Systems (Co-Principal Executive Officer)	April 6, 2017

/s/ ROBERT P. CAPPS Robert P. Capps	Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director (Co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 6, 2017

/s/ PETER H. BLUM Peter H. Blum	Non-Executive Chairman of the Board of Directors	April 6, 2017

/s/ THOMAS GLANVILLE Thomas Glanville	Director	April 6, 2017

/s/ ROBERT J. ALBERS Robert J. Albers	Director	April 6, 2017

/s/ MARCUS ROWLAND Marcus Rowland	Director	April 6, 2017

/s/ RANDAL DEAN LEWIS Randal Dean Lewis	Director	April 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (collectively the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Houston, Texas

April 6, 2017

MITCHAM INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,902	$3,769
Restricted cash	609	—
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,716 and $3,633 at January 31, 2017 and January 31, 2016, respectively	15,830	21,963
Inventories, net	11,960	12,944
Prepaid income taxes	1,565	2,523
Prepaid expenses and other current assets	2,193	1,685

Total current assets	35,059	42,884
Seismic equipment lease pool and property and equipment, net	43,838	73,516
Intangible assets, net	9,012	10,466
Goodwill	3,997	4,155
Deferred tax asset	—	586
Long-term receivables, net of allowance for doubtful accounts of $2,188 at January 31, 2017 and January 31, 2016	2,780	2,784
Other assets	28	368

Total assets	$94,714	$134,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,929	$3,543
Current maturities – long-term debt	6,371	3,218
Deferred revenue	651	326
Accrued expenses and other current liabilities	4,514	5,369

Total current liabilities	13,465	12,456
Deferred tax liability	317	—
Long-term debt, net of current maturities	—	17,266

Total liabilities	13,782	29,722
Commitments and contingencies (Note 13, 17 and 18)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 343 issued and outstanding	7,294	—
Common stock $.01 par value; 20,000 shares authorized; 14,019 shares issued at January 31, 2017 and January 31, 2016	140	140
Additional paid-in capital	121,401	120,664
Treasury stock, at cost (1,929 and 1,928 shares at January 31, 2017 and 2016, respectively)	(16,858)	(16,854)
(Accumulated deficit) retained earnings	(20,451)	13,188
Accumulated other comprehensive loss	(10,594)	(12,101)

Total shareholders’ equity	80,932	105,037

Total liabilities and shareholders’ equity	$94,714	$134,759

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2017	2016	2015
Revenues:
Equipment manufacturing and sales	$25,058	$25,163	$30,310
Equipment leasing	10,161	23,710	48,298
Lease pool and other equipment sales	5,780	2,946	4,538

Total revenues	40,999	51,819	83,146

Cost of sales:
Cost of equipment manufacturing and sales	13,571	13,376	16,913
Direct costs – equipment leasing	3,284	4,658	6,689
Direct costs – lease pool depreciation	25,753	29,462	34,399
Cost of lease pool and other equipment sales	5,805	1,654	1,891

Total cost of sales	48,413	49,150	59,892

Gross (loss) profit	(7,414)	2,669	23,254

Operating expenses:
General and administrative	20,727	18,966	24,958
Provision for doubtful accounts	750	2,201	2,850
Contract settlement	—	2,142	—
Impairment of intangible assets	—	3,609	—
Depreciation and amortization	2,399	2,511	2,191

Total operating expenses	23,876	29,429	29,999

Operating loss	(31,290)	(26,760)	(6,745)
Other income (expense):
Interest income	10	14	229
Interest expense	(653)	(739)	(902)
Other, net	594	(274)	(2,768)

Total other expense	(49)	(999)	(3,441)

Loss before income taxes	(31,339)	(27,759)	(10,186)
(Provision for) benefit from income taxes	(1,814)	(10,977)	994

Net loss	$(33,153)	$(38,736)	$(9,192)
Preferred stock dividends	(486)	—	—

Net loss attributable to common shareholders	$(33,639)	$(38,736)	$(9,192)

Net loss per common share:
Basic	($2.79)	($3.22)	($0.74)

Diluted	($2.79)	($3.22)	($0.74)

Shares used in computing loss per common share:
Basic	12,070	12,041	12,479

Diluted	12,070	12,041	12,479

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended January 31,
	2017	2016	2015
Net loss attributable to common shareholders	$(33,639)	$(38,736)	$(9,192)

Change in cumulative translation adjustment	1,507	(3,575)	(6,638)

Comprehensive loss	$(32,132)	$(42,311)	$(15,830)

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Years Ended January 31, 2015, 2016 and 2017
					Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)

	Common Stock		Preferred Stock			Treasury Stock	Retained Earnings (Accumulated Deficit)
	Shares	Amount	Shares	Amount					Total
Balances, January 31, 2014	13,907	139	—	—	118,156	(7,075)	61,116	(1,888)	170,448
Net loss	—	—	—	—	—	—	(9,192)	—	(9,192)
Foreign currency translation	—	—	—	—	—	—	—	(6,638)	(6,638)
Issuance of common stock upon exercise of options	65	1	—	—	333	—	—	—	334
Restricted stock issued	40	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	(14)	—	—	(14)
Purchase of common stock	—	—	—	—	—	(9,762)	—	—	(9,762)
Stock-based compensation	—	—	—	—	1,298	—	—	—	1,298

Balances, January 31, 2015	14,012	140	—	—	119,787	(16,851)	51,924	(8,526)	146,474
Net loss	—	—			—	—	(38,736)	—	(38,736)
Foreign currency translation	—	—	—	—	—	—	—	(3,575)	(3,575)
Restricted stock issued	7	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	(3)	—	—	(3)
Tax benefit from exercise of stock options and vesting of restricted stock	—	—	—	—	(416)	—	—	—	(416)
Stock-based compensation	—	—	—	—	1,293	—	—	—	1,293

Balances, January 31, 2016	14,019	$140	—	—	$120,664	$(16,854)	$13,188	$(12,101)	$105,037
Net loss	—	—	—	—	—	—	(33,153)	—	(33,153)
Foreign currency translation	—	—	—	—	—	—	—	1,507	1,507
Restricted stock forfeited for taxes	—	—	—	—	—	(4)	—	—	(4)
Preferred stock offering	—	—	343	7,294	—	—	—	—	7,294
Preferred stock dividends	—	—	—	—			(486)	—	(486)
Stock-based compensation	—	—	—	—	737	—	—	—	737

Balances, January 31, 2017	14,019	$140	343	$7,294	$121,401	$(16,858)	$(20,451)	$(10,594)	$80,932

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(33,153)	$(38,736)	$(9,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,275	32,111	36,986
Stock-based compensation	737	1,293	1,298
Impairment of intangible assets	—	3,609	—
Provision for doubtful accounts, net of charge offs	750	2,201	2,835
Provision for inventory obsolescence	75	407	8
Gross loss (profit) from sale of lease pool equipment	298	(1,384)	(2,061)
Deferred tax expense (benefit)	934	10,309	(3,237)
Changes in:
Trade accounts and contracts receivable	7,345	(238)	605
Inventories	850	677	(279)
Income taxes receivable and payable	475	(1,716)	1,701
Accounts payable, accrued expenses and other current liabilities	(2,189)	1,241	(2,303)
Prepaids and other current assets, net	(1,327)	4,807	(4,414)
Foreign exchange losses net of gains	84	466	3,258

Net cash provided by operating activities	3,154	15,047	25,205

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(636)	(2,173)	(19,449)
Acquisition of businesses	—	(10,000)	(14,500)
Purchases of property and equipment	(283)	(336)	(451)
Sales of used lease pool equipment	5,331	2,240	3,158

Net cash provided by (used in) investing activities	4,412	(10,269)	(31,242)

Cash flows from financing activities:
Net payments on revolving line of credit	(10,900)	(2,600)	(5,000)
(Payments on) proceeds from term loan and other borrowings	(3,217)	(3,217)	9,107
Net (purchases of) proceeds from short-term investment	—	182	(99)
Net proceeds from preferred stock offering	7,294	—	—
Preferred stock dividends	(486)	—	—
Proceeds from issuance of common stock upon exercise of options	—	—	320
Purchase of treasury stock	(4)	(3)	(9,762)

Net cash used in financing activities	(7,313)	(5,638)	(5,434)
Effect of changes in foreign exchange rates on cash and cash equivalents	(511)	(546)	1,484

Net decrease in cash and cash equivalents	(258)	(1,406)	(9,987)
Cash and cash equivalents, beginning of year	3,769	5,175	15,162

Cash and cash equivalents, end of year	$3,511	$3,769	$5,175

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

Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2017, 2016 and 2015 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenue is recognized as incurred.

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

Revenue Recognition of Service Agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases, the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for each of the three years ended January 31, 2017 were not material. Due to immateriality, service revenues are not presented separately in the financial statements.

Contracts Receivable—In connection with the sale of seismic equipment, the Company will, from time to time, accept a contract receivable as partial consideration. These contracts bear interest at a market rate, generally

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

have terms of less than two years and are collateralized by a security interest in the equipment sold. Interest income on contracts receivable is recognized as earned, unless there is a question as to collectability in which case it is recognized when received.

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

Seismic Equipment Lease Pool—Seismic equipment held for lease consists primarily of recording channels and peripheral equipment and is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, which are five to seven years for channel boxes and two to 10 years for other peripheral equipment. As this equipment is subject to technological obsolescence and wear and tear, no salvage value is assigned to it. The Company continues to lease seismic equipment after it has been fully depreciated if it remains in acceptable condition and meets acceptable technical standards. This fully depreciated equipment remains in fixed assets on the Company’s books. The Company removes from its books the cost and accumulated depreciation of fully depreciated assets that are not expected to generate future revenues. Depreciation of equipment commences upon its initial deployment on a lease contract and continues uninterrupted from that point, regardless of whether the equipment is subsequently on a lease contract.

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

Intangible Assets—Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base) over the estimated life of the asset. Proprietary rights, developed technology and amortizable tradenames are amortized over a 10 to 15-year period. Customer relationships are amortized over an eight-year period. Patents are amortized over an eight to nine-year period.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2017, 2016 and 2015, warranty expense was not material.

Income Taxes—The Company accounts for income taxes under the liability method, whereby the Company recognizes deferred tax assets and liabilities which represent differences between the financial and income tax reporting basis of its assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company has assessed, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, lease pool valuations, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets, valuation of assets acquired and liabilities assumed in business combinations and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist of accounts and contracts receivable, accounts payable and amounts outstanding under our credit facilities. Due to the maturities of these financial instruments and the variable rates under our credit agreements, the Company believes that their fair value approximates their carrying amounts.

The Financial Accounting Standards Board (“FASB”) has issued guidance on the definition of fair value, the framework for using fair value to measure assets hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

The Company measures the fair values of goodwill, intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value goodwill, intangibles and other long-lived assets as of January 31, 2017. See Notes 7 and 8 to our consolidated financial statements.

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

Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2017, 2016 and 2015, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Stock options	18	13	223
Restricted stock	44	46	26

Total dilutive shares	62	59	249

For the fiscal years ended January 31, 2017, 2016 and 2015, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2. New Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify impairment testing of goodwill and other intangible assets by eliminating step two of the impairment test. ASU No. 2016-18 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective during the fiscal year ended January 31, 2019. The Company does not believe the adoption will have a material effect on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: (Topic 805), to provide guidance on the simplification of the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment further requires presentation separately on the face of the income statement or disclosure in the notes to the financial statements of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective during the twelve months ended January 31, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest: (Subtopic 835-30), to provide guidance on measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 allows debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. ASU 2015-15 was effective during the twelve months ended January 31, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

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

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended January 31,
	2017	2016	2015
Interest paid	$673	$694	$860
Income taxes paid, net	409	1,520	268
Seismic equipment purchases included in accounts payable at year-end	130	325	72

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2017	2016
Raw materials	$5,781	$7,314
Finished goods	5,985	4,967
Work in progress	1,146	1,563

Cost of inventories	12,912	13,844
Less allowance for obsolescence	(952)	(900)

Net inventories	$11,960	$12,944

In December of 2015, the Company acquired $3.3 million of inventory in connection with the purchase of Klein. See Note 3 to our consolidated financial statements.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

6. Accounts and Contracts Receivables

Accounts and contracts receivables consisted of the following (in thousands):

	As of January 31,
	2017	2016
Accounts receivable	$21,762	$27,691
Contracts receivable	2,752	2,877

	24,514	30,568
Less long-term portion	(4,968)	(4,972)

Current accounts and contracts receivable	19,546	25,596
Less current portion of allowance for doubtful accounts	(3,716)	(3,633)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$15,830	$21,963

Contracts receivable consisted of $2.8 million and $2.9 million, due from three customers as of January 31, 2017 and 2016, respectively. The balance of contracts receivable at January 31, 2017 and 2016 consisted of contracts bearing interest at an average rate of approximately 2.2% and 2.4% respectively and with remaining repayment terms from one to 40 months. These contracts are collateralized by the equipment sold. As of January 31, 2016, the Company has entered into structured payment arrangements with four customers, which extend the payment of their accounts and contracts receivable balances resulting in long-term accounts receivable with two customers totaling $3.7 million and long-term contracts receivable with two customers totaling $1.3 million. Payments terms for long-term receivables are structured to be completed by the end of fiscal 2020.

7. Seismic Equipment Lease Pool and Property and Equipment

Seismic equipment lease pool and property and equipment consisted of the following (in thousands):

	As of January 31,
	2017	2016
Recording channels	$126,081	$127,202
Other peripheral equipment	92,920	103,721

Cost of seismic equipment lease pool	219,001	230,923

Land and buildings	3,379	3,375
Furniture and fixtures	9,462	9,405
Autos and trucks	675	694

Cost of property and equipment	13,516	13,474

Cost of seismic equipment lease pool and property and equipment	232,517	244,397
Less accumulated depreciation	(188,679)	(170,881)

Net book value of seismic equipment lease pool and property and equipment	$43,838	$73,516

As of January 31, 2017, the Company completed an annual review of long-lived assets by comparing undiscounted future cash flows to be generated by our lease pool assets to the carrying value of our lease pool assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Location of seismic equipment lease pool and property and equipment (in thousands):

	As of January 31,
	2017	2016
United States	$16,510	$26,913
Europe	7,730	18,499
Canada	8,525	13,985
Latin America	2,317	3,074
Singapore	5,321	6,408
Australia	1,462	2,611
Russia	1,973	2,026

Net book value of seismic equipment lease pool and property and equipment	$43,838	$73,516

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/17	January 31, 2017			January 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$3,997			$4,155

Proprietary rights	5.9	$5,810	$(3,003)	2,807	$5,959	$(2,645)	3,314
Customer relationships	4.8	4,679	(1,656)	3,023	4,633	(1,006)	3,627
Patents	5.9	1,608	(558)	1,050	1,592	(369)	1,223
Trade name	9.3	884	(27)	857	883	(17)	866
Customer backlog	0.0	20	(20)	—	20	(2)	18
Developed technology	8.9	1,430	(155)	1,275	1,430	(12)	1,418

Amortizable intangible assets		$14,431	$(5,419)	$9,012	$14,517	$(4,051)	$10,466

In December of 2015, the Company acquired $1.7 million in goodwill and $2.4 million in other intangible assets in connection with the purchase of Klein. See note 3 to our consolidated financial statements.

On January 31, 2017, the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our reporting units was greater than their carrying value.

Aggregate amortization expense was $1.5 million, $1.7 million and $1.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. As of January 31, 2017, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2018	$1,417
2019	1,417
2020	1,417
2021	1,273
2022	815
Thereafter	2,673

Total	$9,012

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

9. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	As of January 31,
	2017	2016
Revolving line of credit	$3,500	$14,400
Term credit facility	2,800	6,000
Other equipment notes	71	84

	6,371	20,484
Less current portion	(6,371)	(3,218)

Long-term debt	$—	$17,266

On August 2, 2013, the Company entered into a $50.0 million, three-year revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement replaced a predecessor revolving credit facility with First Victoria National Bank. The Credit Agreement was a three-year, secured revolving facility in the maximum principal amount of $50.0 million, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank).

In December 2015, the Credit Agreement was amended to: (a) extend the maturity date to August 31, 2017; (b) reduce the amount of the commitment to $40.0 million from $50.0 million; and (c) amend the definition of Adjusted EBITDA to exclude certain non-recurring contract settlement costs. Through a series of amendments and unilateral reductions, the total commitment under the facility was reduced to $10.0 million as of January 31, 2017. In March 2017, the Company repaid all outstanding obligations under the Credit Agreement and terminated that agreement.

Amounts available for borrowing under the Credit Agreement were determined by a borrowing base. The borrowing base was determined primarily based upon the appraised value of the Company’s domestic lease pool equipment and certain accounts receivable. The Credit Agreement was collateralized by essentially all of the Company’s domestic assets (other than real estate) and 65% of the capital stock of Mitcham Holdings, Ltd., a foreign holding company and wholly owned subsidiary of the Company that holds the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement provided interest at a base rate or LIBOR, plus an applicable margin. As of January 31, 2017, the base rate margin was 250 basis points and the Eurodollar margin was 350 basis points. The Company had agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may have been utilized to secure letters of credit. The Credit Agreement contained certain financial covenants that required, among other things, that the Company maintain a leverage ratio, which is calculated at the end of each quarter, of no greater than 2.00 to 1.00 on a trailing four quarter basis and a fixed charge coverage ratio, which also was calculated at the end of each quarter, of no less than 1.25 to 1.00 on a trailing four quarter basis. In addition, should Adjusted EBITDA, as defined in the Credit Agreement, for any trailing four quarter period be less than $22.0 million, the ratio of capital expenditures to Adjusted EBITDA for that four quarter period may not be greater than 1.0 to 1.0. The Credit Agreement also included restrictions on additional indebtedness in excess of $5.0 million.

The Credit Agreement contained customary representations, warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants included restrictions on liens, additional indebtedness in excess of $5.0 million, acquisitions, fundamental changes, dispositions of property, restricted payments, and transactions with affiliates and lines of business. The events of default included a change in control provision.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

On August 22, 2014, Seamap Singapore entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC-Singapore”). The facility consisted of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility.

On April 5, 2017, the Company repaid all amounts outstanding under the Seamap Credit Facility and cancelled that facility.

The term loan portion of the Seamap Credit Facility provided for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 22, 2017. Interest on the term facility was payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap Singapore may have borrowed up to $3.0 million for a period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility bore interest at LIBOR plus 2.75%. Borrowings under this arrangement were secured by essentially all of the assets of Seamap Singapore and the Company’s guarantee.

The Seamap Credit Facility contained financial covenants that required Seamap Singapore to maintain a minimum shareholder’s equity of S$15 million and a minimum ratio of debt to EBITDA of not less than 125% for each fiscal year.

The Seamap Credit Facility contained customary representations and warranties, conditions precedent to credit extensions, affirmative and negative covenants and events of default. The negative covenants included restrictions on liens, additional indebtedness, acquisitions, fundamental changes, dispositions of property, restricted payments, and transactions with affiliates. The Seamap Credit Facility also required the Company, as guarantor, to comply with financial covenants contained in the Credit Agreement.

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the fiscal years ended January 31, 2017 and 2016 were approximately $12.2 million and $17.6 million, respectively.

From time to time, certain subsidiaries have entered into notes payable to finance the purchase of certain equipment, which is pledged as security for the notes payable.

10. Shareholders’ Equity

The Company has 1,000,000 shares of preferred stock authorized. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2017, approximately 343,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share, (the “Series A Preferred Stock”) were outstanding and no shares were outstanding as of January 31, 2016. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our common stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.

The Company has 20,000,000 shares of common stock authorized, of which 14,019,000 were issued as of January 31, 2017 and 2016.

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

During the fiscal years ended January 31, 2017, 2016 and 2015, approximately 718, 580 and 1,020 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $3.76, $4.86 and $13.49, respectively.

11. Related Party Transaction

On June 8, 2016, the Company issued 320,000 shares of the Series A Preferred Stock, pursuant to an underwriting agreement, dated June 2, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. The underwriter received underwriting discounts and commissions totaling $440,000 in connection with this offering. In addition, the underwriter received a structuring fee equal to 0.50% of the gross proceeds from this offering, or $40,000. The Non-Executive Chairman of the Company received no portion of these commissions, discounts and fees.

On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Series A Preferred Stocked through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the ATM program. For the twelve months ended January 31, 2017, the Company issued 23,174 shares of Series A Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $543,000 and the Agent received compensation of approximately $11,000. For the three months ended January 31, 2017, the Company issued 15,184 shares of Series A Preferred stock under the ATM offering program. Gross proceeds from these sales were approximately $353,000 and the Agent received compensation of approximately $7,000, resulting in net proceeds to the Company of $346,000 for the three months ended January 31, 2017. The Non-Executive Chairman of the Company received no portion of this compensation.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

12. Income Taxes

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Loss before income taxes is attributable to the following jurisdictions:
Domestic	$(17,685)	$(11,900)	$(6,766)
Foreign	(13,654)	(15,859)	(3,420)

Total	$(31,339)	$(27,759)	$(10,186)

The components of income tax expense (benefit) were as follows:
Current:
Domestic	$34	$(16)	$387
Foreign	846	684	1,687

	880	668	2,074
Deferred:
Domestic	40	10,762	(4,230)
Foreign	894	(453)	1,162

	934	10,309	(3,068)

Income tax expense (benefit)	$1,814	$10,977	$(994)

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Federal income tax (benefit) expense at 34%	$(10,655)	$(9,436)	$(3,463)
Changes in tax rates	—	(82)	—
Permanent differences	38	509	(224)
Foreign effective tax rate differential	1,979	1,609	540
Potential tax, penalties and interest resulting from uncertain tax positions	—	(236)	(172)
Foreign withholding taxes	671	717	920
Election to deduct foreign taxes in prior years U.S. income tax returns	—	2,610	—
Valuation allowance on deferred tax assets	10,056	15,477	1,379
Other	(275)	(191)	26

	$1,814	$10,977	$(994)

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating losses	$17,666	$10,127
Tax credit carry forwards	894	823
Stock option book expense	2,259	2,716
Allowance for doubtful accounts	2,098	2,121
Allowance for inventory obsolescence	437	116
Accruals not yet deductible for tax purposes	691	636
Fixed assets	1,266	299
Other	1,046	627

Gross deferred tax assets	26,357	17,465
Valuation allowance	(26,357)	(16,647)

Deferred tax assets	—	818
Deferred tax liabilities:
Intangible assets	(150)	(215)
Other	(167)	(17)

Deferred tax liabilities	(317)	(232)
Unrecognized tax benefits	—	—

Total deferred tax (liabilities) assets, net	(317)	$586

The Company has determined that the undistributed earnings of foreign subsidiaries, other than branch operations in Colombia, as of January 31, 2017, have been indefinitely reinvested outside of the United States. Accordingly, no deferred tax liability has been recognized related to these undistributed earnings. As of January 31, 2017, the unrecognized deferred tax liability related to these items is immaterial.

Effective January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets are classified as long-term (liabilities) assets as of January 31, 2016 in the accompanying Consolidated Balance Sheets.

Included in deferred tax assets is approximately $2.3 million related to stock based compensation, including non-qualified stock options. Recent prices for the Company’s common stock are below the exercise price for a significant number of these stock options. Should the price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2017, the Company has recorded valuation allowances of approximately $26.4 million related to deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that these deferred tax assets would be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

In the fiscal year ended January 31, 2016, the cumulative book expense related to stock-based compensation awards exceeded the tax deduction related to these awards. Accordingly, the deferred tax asset related to these awards was reduced by the tax effect of approximately $416,000, which amount reduced paid-in capital.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

At January 31, 2017, the Company had tax credit carry forwards of approximately $894,000, which amounts can be carried forward through at least 2021.

As of January 31, 2015, the Company had unrecognized tax benefits amounting to approximately $237,000 attributable to uncertain tax positions. There were no such amounts as of January 31, 2017 or January 31, 2016. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The unrecognized tax benefits attributable to uncertain tax positions include accrued interest and penalties of approximately $145,000 as of January 31, 2015. Included in income tax expense for the fiscal years ended January 31, 2016 and 2015 are benefits related to a reduction in estimated potential penalties and interest of approximately $145,000 and $10,000, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits as of beginning of year	$—	$92	$254
Increases as a result of tax positions taken in prior years	—	—	—
Increases as a result of tax positions taken in current year	—	—	—
Settlements	—	(44)	(162)
Lapse of statute of limitations	—	(48)	—

Unrecognized tax benefits as of end of year	$—	$—	$92

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2013 through 2017. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2012 through 2017. The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2013 through 2017. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2012 through January 31, 2017.

13. Commitments and Contingencies

Purchase Obligations—At January 31, 2017, the Company had approximately $3.5 million in purchase orders outstanding. The purchase orders were issued in the normal course of business, and are expected to be fulfilled within 180 days of January 31, 2017.

Customs and Performance Guarantees—As of January 31, 2017, the Company had provided customs and performance guarantees totaling approximately $609,000. These were secured by cash deposits totaling approximately $609,000.

14. Stock Option Plans

At January 31, 2017, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $737,000, $1.3 million and $1.3 million, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. No options were granted during the fiscal year ended January 31, 2017. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2016 and 2015 was $1.64 and $6.23, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Years Ended January 31,
	2017	2016	2015
Risk free interest rate	—	1.34 - 1.55%	1.63%
Expected life	—	4.87 - 6.87 yrs	4.70 - 6.70 yrs
Expected volatility	—	50 - 52%	47%
Expected dividend yield	—	0.0%	0.0%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during the fiscal years ended January 31, 2017 and 2015. The Company had excess tax benefits of approximately $416,000 during the fiscal year ended January 31, 2016.

The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2017, there were approximately 602,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2016	1,958	$9.54	6.31	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	177	12.23

Outstanding, January 31, 2017	1,781	$9.27	5.90	$778

Exercisable at January 31, 2017	1,314	$9.29	4.98	$283
Vested and expected to vest at January 31, 2017	1,765	$8.01	5.91	$754

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2017. This amount changes based upon the market value of the Company’s common stock. No options were exercised during the fiscal years ended January 31, 2017 and 2016. Total intrinsic value of options exercised for the fiscal year ended January 31, 2015 was $509,000. The fair value of options that vested during the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $1.0 million, $1.5 million and $1.2 million, respectively. For the fiscal year ended January 31, 2017, approximately 315,000 options vested.

As of January 31, 2017, there was approximately $356,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.1 years.

Restricted stock as of January 31, 2017 and changes during the fiscal year ended January 31, 2017 were as follows:

	Year Ended January 31, 2017
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	32	$11.89
Granted	—	—
Vested	(20)	13.03
Canceled	—	—

Unvested, end of period	12	$9.97

As of January 31, 2017, there was approximately $19,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.6 years.

15. Segment Reporting

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

The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Singapore; Brisbane, Australia and Ufa, Bashkortostan, Russia.

The Equipment Manufacturing and Sales segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore and New Hampshire, with sales offices in Huntsville, Texas and Brisbane, Australia.

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2017			As of January 31, 2016			As of January 31, 2015
	Equipment Manufacturing and Sales	Equipment Leasing	Consolidated	Equipment Manufacturing and Sales	Equipment Leasing	Consolidated	Equipment Manufacturing and Sales	Equipment Leasing	Consolidated
Fixed assets, net	$4,036	$39,926	$43,838	$4,278	$69,238	$73,516	$1,123	$98,964	$100,087
Intangible assets, net	9,012	—	9,012	10,466	—	10,466	9,825	1,006	10,831
Goodwill	3,997	—	3,997	4,155	—	4,155	5,594	—	5,594
Total Assets	37,294	57,544	94,714	39,059	95,932	134,759	30,982	148,985	179,611

	Year ended January 31,
	2017				2016				2015
	Equipment Manufacturing and Sales	Equipment Leasing	Corporate expenses	Consolidated	Equipment Manufacturing and Sales	Equipment Leasing	Corporate expenses	Consolidated	Equipment Manufacturing and Sales	Equipment Leasing	Corporate expenses	Consolidated
Revenues	$25,100	$15,941	—	$40,999	$25,350	$26,665	$—	$51,819	$30,872	$52,836	$—	$83,146
Interest expense, net	(178)	(465)	—	(643)	(239)	(486)	—	(725)	(125)	(548)	—	(673)
Operating (loss) income	(508)	(27,782)	(3,001)	(31,290)	279	(23,454)	(3,702)	(26,760)	2,178	(4,922)	(3,844)	(6,745)
Capital expenditures	263	20	—	283	226	2,283	—	2,509	4,026	15,874	—	19,900
Depreciation and amortization expense	2,054	26,221	—	28,275	1,741	30,370	—	32,111	1,514	35,472	—	36,986

Approximately $62,000, $196,000 and $562,000 related to sales from Equipment Manufacturing and Sales to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Capital expenditures and fixed assets are reduced by approximately $6,000 and $192,000 for the fiscal years ended January 31, 2016 and 2015, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.

A reconciliation of operating income is as follows (in thousands):

	Years Ended January 31,
	2017	2016	2015
Equipment Manufacturing and Sales	$(508)	$279	$2,178
Equipment Leasing	(27,782)	(23,454)	(4,922)
Corporate Expenses	(3,001)	(3,702)	(3,844)
Reconciling items:
Elimination of loss (profit) from inter-company sales	1	117	(157)

Consolidated operating income	$(31,290)	$(26,760)	$(6,745)

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

16. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2017	$11,731	$8,663	$8,057	$12,548
	2016	$17,142	$7,554	$15,681	$11,442

Gross profit (loss):	2017	$(366)	$(2,242)	$(2,137)	$(2,669)
	2016	$4,576	$(2,609)	$1,723	$(1,021)

Loss before income taxes:	2017	$(6,144)	$(9,091)	$(7,558)	$(8,546)
	2016	$(392)	$(8,645)	$(6,559)	$(12,163)

Incomes taxes (benefit):	2017	$299	$435	$(228)	$1,308
	2016	$(155)	$(2,797)	$(746)	$14,675

Net loss:	2017	$(6,443)	$(9,526)	$(7,330)	$(9,854)
	2016	$(237)	$(5,848)	$(5,813)	$(26,838)

Loss per common share – basic:	2017	$(0.53)	$(0.80)	$(0.62)	$(0.83)
	2016	$(0.02)	$(0.49)	$(0.48)	$(2.23)

Income per common share – diluted:	2017	$(0.53)	$(0.80)	$(0.62)	$(0.83)
	2016	$(0.02)	$(0.49)	$(0.48)	$(2.23)

17. Leases

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid, which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2017 and 2016 that are not reflected in the accompanying consolidated financial statements.

The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $552,000, $831,000 and $1.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom, Hungary, Colombia and Russia under operating leases. Office rental expense for the fiscal years ended January 31, 2017, 2016 and 2015 was approximately $1.2 million, $1.2 million and $1.4 million, respectively.

Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending January 31:
2018	$1,446
2019	607
2020	248
2021	46
2022	26

Mitcham Industries, Inc.

Notes to Consolidated Financial Statements

18. Concentrations

Credit Risk—As of January 31, 2017 and 2016, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $5.1 million from three customers and $11.6 million from four customers, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $3.3 million at January 31, 2017 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Industry Concentration—The majority of the Company’s revenues are derived from seismic equipment leased and sold to companies providing seismic acquisition services. The seismic industry has historically been subject to cyclical activity and is dependent, in large part, on the expected future prices of oil and natural gas. Should the industry experience a decline in the price of oil and natural gas, the Company could be subject to significantly greater credit risk and declining demand for its products and services.

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

19. Sales and Major Customers

A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2017	2016	2015
UK/Europe	$14,577	$16,437	$17,427
Canada	1,891	1,354	7,376
Latin America	2,983	3,283	12,706
Asia/South Pacific	10,348	16,623	18,407
Eurasia	3,120	3,659	5,853
Other	1,828	3,147	8,822

Total	$34,747	$44,503	$70,591

During the fiscal year ended January 31, 2017 two customers exceeded 10% of total revenue. During the fiscal year ended January 31, 2016, one customer exceeded 10% of total revenue. During the fiscal year ended January 31, 2015, no individual customer exceeded 10% of total revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mitcham Industries, Inc.

Our audit of the consolidated financial statements referred to in our report dated April 6, 2017, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts) of Mitcham Industries, Inc. listed in Part V, Item 15(a) of this Form 10-K. This schedule is the responsibility of Mitcham Industries, Inc.’s management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein & Associates LLP

Houston, Texas

April 6, 2017

SCHEDULE II

MITCHAM INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2017	$5,821	737	(31	)(a)	(623	)(b)	$5,904
January 31, 2016	$6,339	2,069	404	(a)	(2,991	)(b)	$5,821
January 31, 2015	$3,833	2,834	(332	)(a)	4	(b)	$6,339
Allowance for obsolete equipment and inventory
January 31, 2017	$900	116	(41	)(a)	(23	)(c)	$952
January 31, 2016	$750	208	(58	)(a)	—	(c)	$900
January 31, 2015	$1,032	(60)	(151	)(a)	(71	)(c)	$750

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.1*	Amended and Restated Employment Agreement, dated September 8, 2015, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form 8-K filed with the SEC on September 14, 2015.	000-25142	10.1

10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.13†*	Summary of Non-Employee Director Compensation

10.14	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.1

10.15	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc. the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.2

10.16	First Amendment to Credit Agreement dated December 23, 2013 among Mitcham Industries, Inc., HSBC Bank USA, N.A., and the lenders party thereto	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on April 3, 2014.	000-25142	10.19

10.17	Second Amendment to Credit Agreement dated July 17, 2014 among Mitcham Industries, Inc., and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 4, 2014.	000-25142	10.1

10.18	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2015	000-25142	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.19	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1

10.20	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2

12.1†	Ratio of Earnings to Fixed Charges

21.1†	Subsidiaries of Mitcham Industries, Inc.

23.1†	Consent of Hein & Associates LLP

31.1†	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Guy Malden., Co-Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

32.2†	Certification of Robert P. Capps, Co-Chief Executive Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document