Form 10-K/A
period 2017-01-31
MITCHAM INDUSTRIES INC
filed 2017-05-31
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-13490

Mitcham Industries, Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State of incorporation)	(I.R.S. Employer Identification No.)

8141 SH 75 South P.O. Box 1175 Huntsville, Texas	77342
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): 936-291-2277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43,106,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2017
Common Stock, $0.01 par value per share	12,089,758 shares

EXPLANATORY NOTE

Mitcham Industries, Inc. (the “Company,” “Mitcham,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 6, 2017. The sole purpose of this Amendment No. 1 is to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from our definitive proxy statement if such statement is filed with the SEC no later than 120 days after the fiscal year-end covered by the Form 10-K. We are filing this Amendment No. 1 to include information required by Part III of Form 10-K because we may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year-end covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III and exhibits under Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors

At the date of this Amendment No. 1 to our Annual Report on Form 10-K, the Board of Directors, or the Board, consists of six members. Our directors are elected annually and serve one-year terms or until their death, resignation or removal.

Our Board

Peter H. Blum, 60, has been a member of our Board since July 2000 and was elected Non-Executive Chairman of our Board on July 8, 2004. Mr. Blum is Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co., Inc., an investment banking firm, where he has been employed since 2004. Prior to 2004, Mr. Blum was a senior investment banker with various Wall Street firms. Mr. Blum started his career with Arthur Young & Co. as a Certified Public Accountant and received a Bachelor of Business Administration degree from the University of Wisconsin- Madison. Mr. Blum has over 30 years of experience as an investment banker in the energy industry during which time he provided consultation and advice to a variety of companies. He also has extensive experience in financial and capital markets. Our Board believes that Mr. Blum’s experience supports its efforts in overseeing and advising on corporate strategy and financial matters, enabling him to effectively serve as a director.

Robert P. Capps, 63, has been a member of our Board since July 2004. In June 2006, Mr. Capps was appointed as our Executive Vice President and Chief Financial Officer. From July 1999 until May 2006, he was the Executive Vice President and Chief Financial Officer of TeraForce Technology Corporation, a publicly-held provider of defense electronics products. From 1996 to 1999, Mr. Capps was Executive Vice President and Chief Financial Officer of Dynamex, Inc., a NASDAQ-listed supplier of same-day transportation services. Prior to his employment with Dynamex, Mr. Capps was Executive Vice President and Chief Financial Officer of Hadson Corporation, a New York Stock Exchange-listed energy company. Mr. Capps was formerly with Arthur Young & Co. Mr. Capps holds a Bachelor of Accountancy degree from the University of Oklahoma. Mr. Capps has over 35 years of financial experience, including more than 20 years as chief financial officer for public companies, including ours. Our Board believes that Mr. Capps’ experience allows him to offer valuable perspectives on our corporate planning, budgeting, and financial reporting, thereby enabling him to effectively serve as a director. In September 2015, Mr. Capps was named to the additional position of Co- Chief Executive Officer.

R. Dean Lewis, 74, has been a member of our Board since 1995. He retired in 2011 as Professor of Marketing at Sam Houston State University, a position he held since June 2008. From October 1995 to June 2008, he was the Dean of the Business School at Sam Houston State University. From 1987 to October 1995, Dr. Lewis was the Associate Dean and Professor of Marketing at Sam Houston State University. Prior to 1987, Dr. Lewis held a number of executive positions in the banking and finance industries. Dr. Lewis brings to our Board not only broad business experience and management expertise, but also a unique perspective gained from serving in various positions at a state university. Our Board believes that this experience enables Dr. Lewis to effectively serve as a director.

Robert J. Albers, 76, was appointed to our Board in January 2008 based on the recommendation of the Nominating Committee. Mr. Albers currently manages Bob Albers Consulting. From 2002 to 2016, Mr. Albers acted as Corporate Management Advisor to Sercel. From 1995 to 2002, he was Executive Vice President of Sercel, Inc. From 1990 to 1994, Mr. Albers served as Vice President and General Manager of Halliburton Geophysical Products. In 1982, he joined Geosource, Inc. and served as President and General Manager, Operations and Technology Group; from 1963 to 1982, he held various management and leadership roles at Chevron Oil Company. Mr. Albers holds a Bachelor of Science degree in Mining Engineering from Lehigh University. Mr. Albers has more than 30 years of experience as a manager and executive in the seismic industry. He possesses broad technical and financial expertise in the seismic industry. Our Board believes that Mr. Albers’ significant senior leadership and industry-specific experience enables him to effectively serve as a director.

Thomas S. Glanville, 58, was appointed to our Board in September 2015 based on the recommendation of the Nominating Committee. Mr. Glanville is the managing partner of Eschelon Advisors, LP, Eschelon Energy Partners,

LP, and affiliates, providing energy and private equity investment and advisory services. From 1999-2002, Mr. Glanville served as vice president of technology and new ventures for Reliant Energy, Inc., one of the world’s largest international energy services companies, and its affiliate, Reliant Resources, Inc. Mr. Glanville currently serves on the board of directors of the privately-held oil and gas exploration and production company Strand Energy, L.L.C and as Director and Chair of the Audit Committee of Itron, Inc., a publicly traded electric, gas, and water meter manufacturing, metering technology and systems company. He also served as Chairman of the Texas Tri-Cities branch (Houston, Austin, San Antonio) of the National Association of Corporate Directors (NACD) from 2011 to 2016. Mr. Glanville graduated with a Masters of Science degree in Mineral Economics from the Colorado School of Mines and holds a Bachelor of Arts degree in Economics from the University of Virginia. Our Board believes that Mr. Glanville’s operational and financial experience in various senior management positons and his experience as a director of a public company enable him to effectively serve as a director.

Marcus Rowland, 64, was appointed to our Board in September 2015 based on the recommendation of the Nominating Committee. Mr. Rowland is currently the Senior Managing Director and founding partner of IOG Capital, LP, an oil and gas investment company. Recently, Mr. Rowland served as the Chief Executive Officer at FTS International, Inc. (formally Frac Tech International, LLC). He served as the President and Chief Financial Officer of Frac Tech Services, LLC and Frac Tech International, LLC from November 2010 to May 2011. Mr. Rowland is the former Executive Vice President and Chief Financial Officer of Chesapeake Energy Corporation, where he worked for 18 years in roles of increasing levels of responsibility. Mr. Rowland served as Chief Operating Officer of Anglo-Suisse, LP from 1990 to 1993, assigned to the White Nights Russian Enterprise, a joint venture of Anglo-Suisse, LP and Phibro Energy Corporation, a major foreign operation which was granted the right to engage in oil and gas operations in Russia. Mr. Rowland currently serves on the Board of Directors of Warren Resources, a publicly-traded exploration and production company, and as non-executive Chairman of the Board of SilverBow Resources, Inc., as well as on several privately-held energy companies and community banks. Mr. Rowland holds a Bachelor’s degree from Wichita State University. Our Board believes that Mr. Rowland’s operational and financial experience in various senior management positons and his experience as a director of a public company enable him to effectively serve as a director.

Determination of Director Independence

As required under the NASDAQ Listing Standards, a majority of the members of our Board must qualify as independent, as affirmatively determined by our Board. Our Board evaluated all relevant transactions and relationships between each director, or any of his or her family members, and our company, senior management and independent registered public accounting firm. Based on this evaluation, our Board has determined that Thomas S. Glanville, Marcus Rowland, R. Dean Lewis, Robert J. Albers and Peter H. Blum are each an independent director, as that term is defined in the NASDAQ Listing Standards. Messrs. Glanville, Rowland, Lewis, Albers and Blum constitute a majority of the members of our Board.

Robert P. Capps is not independent because he currently serves as our Co-Chief Executive Officer, Executive Vice President of Finance and Chief Financial Officer.

Attendance at Board and Committee Meetings

During the fiscal year ended January 31, 2017 (referred to as “fiscal 2017”), our Board held five meetings. Each individual serving as a director during such period attended all meetings of our Board and the Board committees on which he served during the fiscal year.

Attendance at Annual Meetings

Our policy is to encourage our directors to attend the annual meetings of our shareholders. All nominees who were serving as directors in July 2016, with the exception of Marcus Rowland, attended the annual meeting of our shareholders in July 2016.

Leadership Structure and Role in Risk Oversight

Our Board separated the positions of Chairman of our Board and Chief Executive Officer in 2004. Separating these positions allows our Chief Executive Officers to focus on our day-to-day business, while allowing the Chairman to lead our Board in its fundamental role of providing advice to, and independent oversight, of management. Our Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to this position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as our Board’s oversight responsibilities continue to grow. While our Bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our Board believes that having separate positions and having an independent outside director serve as Chairman is the appropriate leadership structure for our company at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic, environmental and regulatory risks, and others, such as the impact of competition, technological changes and weather conditions. Management is responsible for the day-to-day management of risks our company faces, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board believes that establishing the right “tone at the top” and that full and open communication between management and our Board are essential for effective risk management and oversight. Our Chairman has regular discussions with Chief Executive Officers and other senior officers to discuss strategy and risks facing our company. Senior management attends the quarterly Board meetings and is available to address any questions or concerns raised by our Board on risk management-related and any other matters. Each quarter, our Board receives presentations from senior management on strategic matters involving our operations.

While our Board is ultimately responsible for risk oversight at our company, each of our Board committees assists our Board in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with the NASDAQ Listing Standards, discusses policies with respect to risk assessment and risk management. The Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers and corporate governance. The Strategic Planning Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our long-term strategy development and implementation.

Shareholder Communications with Our Board

Our Board welcomes communications from our shareholders. Shareholders may send communications to our Board, or any director in particular, by contacting us by mail at Mitcham Industries, Inc., P.O. Box 1175, Huntsville, Texas 77342-1175, Attention: Corporate Secretary or via e-mail through our website at http://www.mitchamindustries.com. Each communication must (1) identify the sender, (2) identify the applicable director(s) and (3) contain the information necessary to enable the director(s) to contact the sender. Our Corporate Secretary will relay this information to the applicable director(s) and request that the sender be contacted as soon as possible.

Our Executive Officers

Our executive officers are elected annually by our Board and serve one-year terms or until their death, resignation or removal by our Board. There are no family relationships between any of our directors and executive officers. In addition, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any person was selected as a director or an executive officer, respectively.

Robert P. Capps’ biographical information may be located under “Directors, Executive Officers and Corporate Governance—Our Board.”

Guy Malden, 65, has served as our Executive Vice President of Marine Systems since January 2004. Mr. Malden has over 35 years of experience in the geophysical industry and has been with Mitcham Industries since 2002. From 1999 to 2002, he served as Vice President of Operations for American International Exploration Group.

From 1993 to 1999, he served in various management capacities with several seismic equipment manufacturers, most notably Syntron, Inc. From 1975 to 1993, Mr. Malden served in various field and management capacities with Geophysical Service Inc./Halliburton Geophysical Services. Mr. Malden holds a degree in Marine Geology from Long Island University. In September 2015, Mr. Malden was named to the additional position of Co-Chief Executive Officer.

Mark A. Cox, 57, was appointed Chief Accounting Officer in May 2017. Mr. Cox joined Mitcham as Vice President Finance and Accounting in February 2017. Prior to joining Mitcham, Mr. Cox was employed by Key Energy Services, Inc., an oilfield service company, where he served as Vice President, Controller and Principal Accounting Officer from March 2012 to October 2016, and Vice President, Tax, from October 2009 to March 2012. From December 2008 to September 2009, Mr Cox served as Chief Financial Officer for Recon International, a privately-held company providing construction services to military and private organizations in Afghanistan. From August 1990 through November 2008, Mr. Cox held a variety of positions with BJ Services Company, including Director of Tax, Middle East Region Controller and Assistant Corporate Controller. He also worked in the tax practice of Arthur Andersen LLP from 1986 to 1990. Mr. Cox is a Certified Public Accountant and holds a Bachelor of Accountancy degree from Houston Baptist University in 1986.

Our Governance Practices

General

We are committed to sound corporate governance principles. To evidence this commitment, our Board has adopted charters for its committees and a Code of Ethics. These documents provide the framework for our corporate governance. A complete copy of the current version of each of these documents is available on our website at http://www.mitchamindustries.com or in print, free of charge, to any shareholder who requests it by contacting us by mail at Mitcham Industries, Inc., P.O. Box 1175, Huntsville, Texas 77342-1175, Attention: Corporate Secretary, or by telephone (936) 291-2277. Our Board regularly reviews corporate governance developments and modifies our governance documents as appropriate.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers, Chief Financial Officer and our Corporate Controller, to ensure that our business is conducted in a legal and ethical manner.

All of our directors, officers and employees are required to certify their compliance with the Code of Ethics. The Code of Ethics requires that any exception to or waiver for an executive officer or director be made only by our Board and disclosed as required by law and the listing standards of The NASDAQ Stock Market LLC (the “NASDAQ Listing Standards”). To date, we have neither received any requests for, nor granted, waivers of the Code of Ethics for any of our executive officers or directors.

Among other things, the Code of Ethics addresses:

•	conflicts of interest;

•	insider trading;

•	record keeping and questionable accounting or auditing matters;

•	corporate opportunities;

•	confidentiality;

•	competition and fair dealing;

•	compliance with laws and regulations, including the Foreign Corrupt Practices Act of 1977 and similar laws in other countries in which we operate;

•	protection and proper use of our company assets; and

•	reporting of any illegal or unethical behavior.

It is our policy that there shall be no acts of retaliation, intimidation, threat, coercion or discrimination against any individual for truthfully reporting, furnishing information or assisting or participating in any manner in an investigation, compliance review or other activity related to the administration of the Code of Ethics.

Committees of Our Board

Our Board has standing Audit, Compensation, Strategic Planning and Nominating Committees. Our Board, in its business judgment, has determined that each committee, other than the Strategic Planning Committee, is comprised entirely of independent directors as currently required under the NASDAQ Listing Standards and applicable rules and requirements of the Securities and Exchange Commission, including the rules and requirements specifically applicable to the members of each committee. Each committee is governed by a written charter approved by the full Board.

Audit Committee

The Audit Committee has been established to assist our Board in:

•	overseeing the quality and integrity of our financial statements and other financial information we provide to any governmental body or the public;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing the independent registered public accounting firm’s qualifications, independence and performance;

•	overseeing our systems of internal controls regarding finance, accounting and legal compliance that our management and our Board have established;

•	facilitating an open avenue of communication among the registered independent accountants, financial and senior management, and our Board, with the registered independent accountants being accountable to the Audit Committee; and

•	performing such other duties as directed by our Board.

In connection with these purposes, the Audit Committee annually selects, engages and evaluates the performance and ongoing qualifications of, and determines the compensation for, our independent registered public accounting firm, reviews our annual and quarterly financial statements and confirms the independence of our independent registered public accounting firm. The Audit Committee also meets with our management and external registered public accounting firm regarding the adequacy of our financial controls and our compliance with legal, tax and regulatory matters and significant internal policies. While the Audit Committee has the responsibilities and powers set forth in its charter, it is not the duty of the Audit Committee to plan or conduct audits, to determine that our financial statements are complete and accurate or to determine that such statements are in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and other applicable rules and regulations. Our management is responsible for the preparation of our financial statements in accordance U.S. GAAP and our internal controls. Our independent registered public accounting firm is responsible for the audit work on our financial statements. It is also not the duty of the Audit Committee to conduct investigations or to assure compliance with laws and regulations and our policies and procedures. Our management is responsible for compliance with laws and regulations and compliance with our policies and procedures.

During fiscal 2017, the Audit Committee held six meetings. The Audit Committee currently consists of Messrs. Glanville (Chairman), Lewis, Albers and Rowland. Our Board has determined that all members of the Audit Committee are independent as that term is defined in the NASDAQ Listing Standards and Rule 10A-3 promulgated under the Exchange Act. Our Board also has determined that each member of the Audit Committee is financially literate and that Mr. Glanville has the necessary accounting and financial expertise to serve as chairman. Further, our Board has determined that each of Messrs. Glanville, Lewis, Albers and Rowland is an “audit committee financial expert” following a determination that each of them met the criteria for such designation under the Securities and Exchange Commission’s rules and regulations. For information regarding the business experience of each of the members of the Audit Committee, see “Directors, Executive Officers and Corporate Governance—Our Board.”

Compensation Committee

Pursuant to its charter, the purposes of our Compensation Committee are to:

•	review, evaluate and approve the agreements, plans, policies and programs to compensate our officers and directors;

•	review and discuss with our management the Compensation Discussion and Analysis to be included in the proxy statement for our annual meeting of shareholders and to determine whether to recommend to our Board that the Compensation Discussion and Analysis be included in the proxy statement, in accordance with applicable rules and regulations;

•	produce the Compensation Committee Report for inclusion in the proxy statement, in accordance with applicable rules and regulations;

•	otherwise discharge our Board’s responsibilities relating to compensation of our officers and directors; and

•	perform such other functions as our Board may assign to the committee from time to time.

In connection with these purposes, our Board has entrusted the Compensation Committee with the overall responsibility for establishing, implementing and monitoring the compensation for our executive officers. In general, executive compensation matters are presented to the Compensation Committee or raised with the Compensation Committee in one of the following ways: (1) at the request of the Compensation Committee Chairman or another Compensation Committee member or member of our Board, (2) in accordance with the Compensation Committee’s agenda, which is reviewed by the Compensation Committee members and other directors on an annual basis, (3) by our Chief Executive Officers or (4) by the Compensation Committee’s outside compensation consultant, if a consultant has been engaged by the Compensation Committee.

The Compensation Committee works with the management team to implement and promote our executive compensation strategy. The most significant aspects of management’s involvement in this process are:

•	preparing materials in advance of Compensation Committee meetings for review by the Compensation Committee members;

•	evaluating employee performance;

•	establishing our business goals; and

•	recommending the compensation arrangements and components for our employees.

Our Chief Executive Officers are instrumental to this process. Specifically, our Chief Executive Officers assist the Compensation Committee by:

•	providing background information regarding our business goals;

•	annually reviewing performance of each of our executive officers (other than themselves); and

•	recommending compensation arrangements and components for our executive officers (other than themselves).

Our other executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with our Chief Executive Officers.

Pursuant to its charter, the Compensation Committee has the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of the compensation of our executive officers and directors and also has the sole authority to approve the consultant’s fees and other retention terms. In the past, the Compensation Committee has engaged Longnecker & Associates (the “Consultant”) to assist in evaluating and designing the compensation program for our executive officers and directors. The Consultant has been engaged directly by the Compensation Committee and does not provide any other services to us outside of matters pertaining to executive officer and director compensation. The Consultant has reported directly to the Compensation Committee, which is solely responsible for determining the scope of services performed by the Consultant and the directions given to the Consultant regarding the performance of such services.

Together with management and any counsel or other advisors deemed appropriate by the Compensation Committee, the Compensation Committee typically reviews and discusses the particular executive compensation matter presented and makes a final determination.

To the extent permitted by applicable law, the Compensation Committee may form and delegate some or all of its authority under its charter to subcommittees when it deems such action appropriate.

During fiscal 2017, the Compensation Committee held two meetings. The Compensation Committee currently consists of Messrs., Lewis, Rowland and Blum (Chairman). The report of the Compensation Committee appears under the heading “Compensation Committee Report” below.

Strategic Planning Committee

The purpose of the Strategic Planning Committee, as stated in its charter, is to assist our Board and the Chief Executive Officers in their oversight of our long-term strategy development and implementation. In fulfilling this role, from time to time, the Strategic Planning Committee reviews with management the key issues, options and external developments impacting the our strategy. In addition, the committee monitors enterprise risks that may affect us and assists management in addressing such risks in our strategic plan.

During fiscal 2017, the Strategic Planning Committee met three times. The Strategic Planning Committee currently consists of Messrs. Capps and Albers (Chairman) with Mr. Malden participating.

Nominating Committee

The purposes of the Nominating Committee, as stated in its charter, include the following:

•	identifying individuals qualified to become Board members;

•	recommending to our Board the persons to be nominated by our Board for election as directors at the annual meeting of shareholders; and

•	performing such other functions as our Board may assign to the committee from time to time.

During fiscal 2017, the Nominating Committee did not meet. The Nominating Committee currently consists of Messrs. Lewis and Blum (Chairman).

Director Nomination Process

The Nominating Committee is responsible for establishing criteria for selecting new directors, actively seeking individuals to become directors and recommending such individuals to our Board. In seeking candidates for our Board, the Nominating Committee will consider the entirety of each candidate’s credentials. Currently, the Nominating Committee does not require director candidates to possess a specific set of minimum qualifications, as different factors may assume greater or lesser significance at particular times, and the needs of our Board may vary in light of its composition and the Nominating Committee’s perceptions about future issues and needs. However, while the Nominating Committee does not maintain a formal list of qualifications, in making its evaluation and recommendation of candidates, the Nominating Committee may consider, among other factors, diversity, age, skill, experience in the context of the needs of our Board, independence qualifications and whether prospective nominees have relevant business and financial experience, have industry or other specialized expertise and have high moral character. As set forth above, the Nominating Committee may consider diversity as one of a number of factors in identifying nominees for director. It does not, however, have a formal policy in this regard. The Nominating Committee views diversity broadly to include diversity of experience, skills and viewpoint as well as traditional diversity concepts such as race or gender.

The Nominating Committee may consider candidates for our Board from any reasonable source, including from a search firm engaged by the Nominating Committee or shareholder recommendations, provided that the procedures set forth below are followed. The Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate is recommended by a shareholder or not. However, in evaluating a candidate’s relevant business experience, the Nominating Committee may consider previous experience as a member of our Board.

Shareholders or a group of shareholders may recommend potential candidates for consideration by the Nominating Committee by sending a written request to our Corporate Secretary at Mitcham Industries, Inc., P.O. Box 1175, Huntsville, Texas 77342-1175.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file initial reports of ownership and changes in ownership of common stock with the Securities and Exchange Commission. Reporting persons are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of reports we received and the written representations from our directors and officers, we believe that all filings required to be made under Section 16(a) were timely made for fiscal 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview of Our Executive Compensation Program

Our business strategy is to provide equipment to the geophysical, oceanographic and hydrographic industries. To achieve this objective, we leverage one of our key strengths—the expertise of our executive officers.

Our executive compensation program is structured principally with the goal of attracting, motivating and retaining top executive talent with the requisite skills and experience to execute our business strategy. In addition, we believe our executive officers should be rewarded for performance that results in increased shareholder value. We do not, however, utilize specific performance metrics in determining compensation. The Compensation Committee of our Board (for purposes of this Compensation Discussion and Analysis, the “Committee”) evaluates individual performance and considers overall company performance when determining selected elements of our executive compensation program. These elements have historically consisted primarily of base salaries, annual cash incentive payments and long-term equity-based incentives. The Committee combines the compensation elements for each executive officer in a manner that is intended to optimize the officer’s contribution to our company.

Named Executive Officers

Throughout this report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2017, as well as the other individuals included in the Summary Compensation Table, are referred to as “Named Executive Officers.” For fiscal 2017, our Named Executive Officers were:

Name	Position
Robert P. Capps	Co-Chief Executive Officer and Executive Vice President of Finance and Chief Financial Officer
Guy Malden	Co-Chief Executive Officer and Executive Vice President of Marine Systems
Paul Guy Rogers	Former Vice President of Business Development*

*	Mr. Rogers resigned from his position of Vice President of Business Development on July 20, 2016, but he remained employed through January 31, 2017.

Results of Prior Year Advisory Vote on Executive Compensation and Fiscal 2017 Compensation Decisions

In determining the appropriateness of our executive compensation program, the Committee considers, among other things, the results of the prior year’s advisory vote on executive compensation (“say-on-pay”). At our fiscal 2016 Annual Meeting of Shareholders, the proposal to approve the compensation of our Named Executive Officers received the support of approximately 72% of our shareholders voting in favor of our Named Executive Officer compensation. The level of support is calculated based on votes in favor of the proposal divided by the sum of votes against the proposal plus votes in favor of the proposal.

While the results of our fiscal 2016 say-on-pay vote reflected a decrease in support as compared to the vote results for our fiscal 2015 Annual Meeting of Shareholders, at which the proposal to approve the compensation of our Named Executive Officers received approximately a 93% level of support, we believe the drop in support was in response to the amendment of our former CEO’s employment agreement, as there were no other changes in our executive compensation program in fiscal 2016 that would have been viewed negatively by our shareholders. In fact, in light of the continued significant decline in oil prices that has negatively affected the energy industry and our business, the Committee took the following actions in fiscal 2016 with respect to the compensation of our Named Executive Officers:

•	Reduced the base salaries of our Named Executive Officers effective June 1, 2015.

•	Established minimum performance criteria for any cash bonuses related to fiscal 2016, which was not attained and resulted in no cash bonuses being paid for fiscal 2016 (the Committee also did not pay annual cash bonuses for fiscal 2015 performance).

•	Did not grant “full value” stock awards to Named Executive Officers for fiscal 2016.

•	Equity awards in fiscal 2016 included options with an exercise price in excess of the then current price of our common stock (“premium-priced options”).

Furthermore, in response to the aforementioned unsatisfactory say-on-pay vote at our fiscal 2016 Annual Meeting of Shareholders, the Committee took the following actions with respect to the compensation of our Named Executive Officers in fiscal 2017:

•	Maintained the reduced base salaries of our Named Executive Officers that took effect June 1, 2015, with no base salary increases approved or implemented in fiscal 2017, despite the increased responsibilities of Messrs. Capps and Malden.

•	Established minimum performance criteria for any cash bonuses related to fiscal 2017, which were not attained and resulted in no cash bonuses being paid for fiscal 2017.

•	Did not grant equity awards to Named Executive Officers in fiscal 2017.

Objectives of Our Executive Compensation Program

Our executive compensation program is designed to (1) develop and retain key executive officers responsible for our success and (2) motivate management to enhance long-term shareholder value. To achieve these goals, the Committee’s executive compensation decisions are based on the following principal objectives:

•	Providing a competitive compensation package that attracts, motivates and retains qualified and highly-skilled officers that are key to our long-term success;

•	Rewarding individual performance by ensuring a meaningful link between our operational performance and the total compensation received by our officers;

•	Avoiding policies and practices that create risks that might have a material adverse effect on us; and

•	Avoiding creation of an environment that might cause undue pressure to meet specific financial goals.

Implementing Our Objectives

Role of the Committee and Management

Our Board has entrusted the Committee with overall responsibility for establishing, implementing and monitoring our executive compensation program. Our Chief Executive Officers also play an important role in the executive compensation process by overseeing the performance and dynamics of the management team and generally keeping the Committee informed. However, all final decisions regarding our Named Executive Officers’ compensation remain with the Committee, and, in particular, company management has no involvement with the compensation decisions with respect to our Chief Executive Officers. Additional information regarding the role and authority of the Committee and management in the process for determining executive compensation is provided in this report in “Directors, Executive Officers and Corporate Governance—Committees of Our Board—Compensation Committee.”

Determining Compensation

The Committee, which relies upon the judgment of its members in making compensation decisions, has established a number of processes to assist it in ensuring that our executive compensation program supports our objectives and company culture. Among those are total compensation review, competitive benchmarking and assessment of individual and company performance, which are described in more detail below.

Total Compensation Review and Competitive Benchmarking. At least annually, the Committee reviews each executive officer’s base salary, annual cash incentives and long-term equity-based incentives. In addition to these primary compensation elements, the Committee periodically reviews perquisites and other compensation as well as payments that would be required under any employment agreement and our equity-based compensation plans.

In the past, the Committee retained Longnecker and Associates (the “Consultant”) to assist in the review of our executive compensation program and practices, including providing an analysis of levels of executive officer and director compensation as compared to general market compensation data and peer group data. The Committee determined that due to the cost involved in updating this analysis and the decision to make no changes to executive officer compensation, obtaining an updated analysis was not warranted.

In determining the compensation of our Named Executive Officers for fiscal 2017, the Committee concluded that the general composition of our executive compensation program (which includes a combination of base salaries and annual cash incentive payments) was appropriate. Unlike prior years, the Committee chose not to grant equity awards to our Named Executive Officers for fiscal 2017.

Assessment of Individual and Company Performance. We believe that a balance of individual and company performance criteria should be used in establishing total compensation. In determining the level of compensation for each Named Executive Officer, the Committee subjectively considers our overall financial and operational performance and the relative contribution and performance of each of the Named Executive Officers.

Relationship of Compensation Practices to Risk Management

The Committee has reviewed and discussed the structure of our compensation program in order to assess whether any aspect of the program could potentially be expected to provide an incentive to our executive officers or other employees to take any unnecessary or inappropriate risks that could threaten our operating results, financial condition or impact long-term shareholder value. Based on our internal controls, policies and risk-mitigating components in our incentive arrangements currently in place as well as the Committee’s formal review and discussion process, the Committee believes our compensation programs represent an appropriate balance of short-term and long-term compensation and do not encourage our executive officers or other employees to take on unnecessary or excessive risks that are reasonably likely to have a material adverse effect on our company. We allocate compensation, to the extent amounts in excess of base salary are earned or paid, between fixed components, annual cash incentives and long-term equity incentives based, in part, on an employee’s position and level of responsibility within our organization. Our equity awards, if any, have historically been a mix of options and restricted stock, although no equity awards were granted to our Named Executive Officers during fiscal 2017. We believe our mix of compensation elements helps to ensure that our Named Executive Officers do not focus on achieving short-term results at the expense of the long-term growth and sustainability of our company. None of our Named Executive Officers receives compensation derived from commissions. No portion of compensation for these individuals is tied to the attainment of specific financial performance targets, other than a minimum established EBITDA level applicable to fiscal 2016 and 2017 cash bonuses. We believe that these practices further reduce the likelihood that these executives, or any of our employees, would take any unnecessary or inappropriate risks. Base salary is the only guaranteed portion of compensation that we provide to our executives and other employees, which does not depend on individual or company performance results. However, a substantial portion of our incentive compensation arrangements are intended to reward performance.

Elements of Our Executive Compensation Program

The Committee has historically evaluated both performance and compensation to ensure that we maintain our ability to retain superior employees in key positions and that compensation provided to our key employees remains competitive relative to the compensation paid to similarly situated executive officers of our peers. In furtherance of these goals historically, our executive officers have been compensated through short-term and long-term incentive compensation plans, consisting of cash and non-cash compensation. Our short-term compensation components consist of an annual base salary and annual cash incentive payments. The Mitcham Industries, Inc. Stock Awards Plan, as amended from time to time (the “Stock Awards Plan” or the “Plan”), provides our long-term incentive compensation component; however, no equity awards were granted in the fiscal 2017. Our Named Executive Officers are eligible to participate in our health and welfare and retirement plans on the same basis as our other employees in the U.S. In addition, they are eligible to receive perquisites and other personal benefits as described under “Other Benefits” below.

Base Salaries

We provide our executive officers and other employees with an annual base salary to compensate them for services rendered to us during the year.

In addition to providing a base salary that the Committee subjectively considers to be competitive with the market, based in part on the analysis prepared by the Consultant, we determine base salaries based on the duties and responsibilities of each officer, retention concerns, and a desire to align the salary level of each of our Named Executive Officers to promote internal pay equity relative to our other officers. To that end, annual salary adjustments are based on the Committee’s subjective analysis of many individual factors, including:

•	the responsibilities of the officer;

•	the period over which the officer has performed these responsibilities;

•	the scope, level of expertise and experience required for the officer’s position;

•	the strategic impact of the officer’s position;

•	the potential future contribution and demonstrated individual performance of the officer; and

•	the general economic environment in which we are currently operating.

In addition to individual factors listed above, the Committee considers our overall business performance, such as our net earnings, earnings before interest, taxes, depreciation and amortization (or EBITDA), leasing growth, sales growth and implementation of directives. While these metrics generally provide context for making base salary decisions, base salary decisions do not depend on the attainment of specific goals or performance levels, no specific weighting is given to any one factor over another and specific performance criteria or targets are not communicated to our Named Executive Officers. Base salaries are generally reviewed annually but are not automatically increased if the Committee believes that an award in other elements of compensation would be more appropriate in light of the Committee’s stated objectives.

Consistent with the methodology discussed above and based on the results of the advisory vote on executive compensation at our fiscal 2014 Annual Meeting of Shareholders, the reduced financial performance of our company and the challenges facing the energy industry in fiscal 2016, in May 2015, the Committee determined to decrease the base salaries of our Named Executive Officers by 15% effective June 1, 2015. There were no changes to the base salaries of our Named Executive Officers in fiscal 2017.

The following table provides the base salaries for our Named Executive Officers in fiscal years 2015, 2016 and 2017:

Named Executive Officer	Fiscal 2015 Base Salary*	Fiscal 2016 Base Salary	Fiscal 2017 Base Salary
	($)	($)	($)
Robert P. Capps	309,000	262,650	262,650
Guy Malden	298,700	253,895	253,895
Paul Guy Rogers	267,800	227,630	227,630

*	Reflects a 15% reduction in base salary that was effective June 1, 2015

Bonus Awards

Our annual cash bonus awards are designed to reward our executive officers for achieving performance results that are important to our operations and that contribute to the creation of shareholder value.

In May 2015, the Committee determined to award no cash bonuses for the fiscal year ended January 31, 2015 (“fiscal 2015”). This decision was based on the results of the advisory vote on executive compensation at our fiscal 2014 Annual Meeting of Shareholders, the reduced financial performance of our company and the challenges facing the energy industry. Additionally, the Committee determined that any cash bonuses related to the year ending January 31, 2016 (“fiscal 2016”) would be contingent upon our company achieving a minimum level of adjusted EBITDA, as defined in our revolving credit agreement with HSBC Bank USA, NA. The minimum level of adjusted EBITDA was established at $25.0 million. Due to the continued significant decline in oil prices that has negatively affected the energy industry and our business, our company’s actual adjusted EBITDA for fiscal 2016 was less than the minimum level and, accordingly, no cash bonuses were awarded for fiscal 2016. The Committee established a minimum level of adjusted EBITDA for fiscal 2017, which was not attained, and no cash bonuses were awarded for fiscal 2017.

Long-Term Equity-Based Incentives

Our long-term equity-based incentive program is designed to give our key employees a longer-term stake in our company, act as a long-term retention tool and align employee and shareholder interests by aligning compensation with growth in shareholder value. To achieve these objectives, we have historically relied on a combination of grants of stock options and restricted stock, which are subject to vesting requirements and are made under the Stock Awards Plan.

Currently, we have no formal policy regarding the allocation of equity awards between stock options and restricted stock. All grants are discretionary and are made by the Committee, which administers the Stock Awards Plan. In its considerations of whether or not to grant equity awards to our executive officers and, if equity awards are so granted, in its considerations of the type and size of the awards, the Committee considers our company-level performance, the applicable executive officer’s performance, comparative share ownership by comparable executives of comparable companies, including the Peer Companies, the amount of equity previously awarded to the applicable executive officer and the vesting schedule of outstanding awards. While there is no formal weighting of these elements, the Committee considers each in its analysis.

In light of our company’s recent financial performance and the decline in the price of our common stock, the Committee determined not to grant any equity awards to the Named Executive Officers for fiscal 2017.

Other Benefits

In addition to base salaries, annual cash incentives and long-term equity-based incentives, we provide the following forms of compensation:

•	Health, Welfare and Retirement Benefits. Our executive officers are eligible to participate in our medical, dental, vision, disability insurance and life insurance programs to meet their health and welfare needs. This is a fixed component of compensation, and the same benefits are provided on a non-discriminatory basis to all of our employees in the U.S. In addition, all of our executive officers participate in our 401(k) retirement plan, which is available to all of our employees in the U.S. These benefits are provided to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees.

•	Perquisites and Other Personal Benefits. We believe that the total mix of compensation and benefits provided to our executive officers is competitive, and perquisites should generally not play a large role in our executive officers’ total compensation. As a result, the perquisites and other personal benefits we provide to our executive officers are limited. We provide certain Named Executive Officers who are required as part of their job duties to drive considerable distances in order to visit existing and potential customers with the use of a company-owned automobile.

Termination and Change in Control Provisions

We do not maintain employment, severance, change in control or similar agreements or arrangements with our Named Executive Officers. However, under the terms of the Stock Awards Plan and related award agreements, any unvested awards may become vested and, in the case of stock options, exercisable, upon an executive officer’s death or disability or upon a change in control of our company (as defined in the applicable award agreement). We believe these triggering events represent the general market triggering events found in comparable agreements of companies against whom we compete for executive-level talent.

Other Matters

Stock Ownership Guidelines and Hedging Prohibition

The Committee has not implemented stock ownership guidelines for our executive officers. Our Insider Stock Trading Policy discourages, but does not prohibit, executive officers from entering into certain derivative transactions related to our common stock, including transactions in put and call options. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines and hedging prohibitions.

Tax Treatment of Executive Compensation Decisions

Section 162(m) of the Internal Revenue Code (the “Code”) generally limits our ability to deduct compensation in excess of $1.0 million in any taxable year to an executive officer that is a “covered employee” as defined in Section 162(m) of the Code. To date, our Board has not adopted a policy requiring all compensation paid to our Named Executive Officers to be deductible. However, we most recently requested, and received, shareholder approval of certain material terms of the Stock Awards Plan in 2016 to provide flexibility to the Committee to award performance based compensation that may be exempt from the limitations of Section 162(m) of the Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is now, or at any time has been, employed by or served as an officer of Mitcham Industries, Inc. or any of its subsidiaries or had any substantial business dealings with Mitcham Industries, Inc. or any of its subsidiaries. None of our executive officers are now, or at any time has been, a member of the compensation committee or board of directors of another entity, one of whose executive officers has been a member of the Compensation Committee or our Board.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report and incorporated by reference into Mitcham Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Respectfully submitted by the Compensation Committee,

Peter H. Blum (Chairman)

R. Dean Lewis

Marcus Rowland

EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities. Our Named Executive Officers consist of our three current executive officers, including our Co- Chief Executive Officers and Chief Financial Officer, and our former President and Chief Executive Officer.

Summary Compensation Table for Fiscal Year Ended January 31, 2017

Name and Principal Position	Fiscal Year Ended January 31	Salary	Bonus	Stock Awards(2)	Option Awards(3)	All Other Compensation(4)	Total
		($)	($)	($)	($)	($)	($)
Robert P. Capps	2017	262,650	—	—	—	14,070	276,720
Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer	2016	282,000	—	—	193,152	14,688	489,840
	2015	309,000	2,310	69,450	100,320	12,884	493,964

Guy Malden	2017	253,895	—	—	—	20,817	274,712
Co-Chief Executive Officer and Executive Vice President Marine Systems	2016	272,600	—	—	193,152	17,599	483,351
	2015	298,700	2,250	69,450	100,320	16,160	486,880

Paul Guy Rogers	2017	227,630	—	—	—	13,034	240,664
Former Vice President of Business Development(1)	2016	244,400	—	—	36,714	14,708	295,822
	2015	267,800	2,280	41,670	66,880	16,000	394,630

(1)	Mr. Rogers resigned from his position of Vice President Business Development on July 20, 2016, but remained an employee of the company through January 31, 2017. The amounts reported for 2017 include all compensation that was paid to Mr. Rogers during fiscal 2017, including for periods in which he was no longer an executive officer.
(2)	This column includes the grant date fair value of the stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) determined without regard to forfeitures. These amounts reflect our accounting valuation of these awards, and do not correspond to the actual value that will be recognized by our Named Executive Officers. The assumptions used in the calculation of these amounts are discussed in Note 14 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. No stock awards were granted in fiscal 2017.
(3)	This column includes the grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 determined without regard to forfeitures. These amounts reflect our accounting valuation of these awards, and do not correspond to the actual value that will be recognized by our Named Executive Officers. The assumptions used in the calculation of these amounts are discussed in Note 14 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. The 2016 option awards were granted on May 27, 2015 to Messrs. Capps, Malden and Rogers, and on January 12, 2016 to Messrs. Capps and Malden. See “Compensation Discussion and Analysis—Long-Term Equity-Based Incentives” for a description of the material features of these awards. No option awards were granted in fiscal 2017.
(4)	All Other Compensation for the fiscal year ended January 31, 2017 consists of the following:

Name	Life Insurance Premiums	Automobile Costs(a)	401(k) Matching Contributions	Total
	($)	($)	($)	($)
Robert P. Capps	3,564	—	10,506	14,070
Guy Malden	3,564	7,097	10,156	20,817
Paul Guy Rogers	3,810	2,775	6,449	13,034

(a)	Automobile costs reflect the aggregate incremental cost to us of each Named Executive Officer’s personal use of a company-owned automobile, which is determined by multiplying the Alternate Lease Value, as published by the Internal Revenue Service, by the percentage of personal use mileage for the year.

Grants of Plan-Based Awards

There were no grants of plan-based awards during fiscal 2017.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table for fiscal 2017 is provided above under “Compensation Discussion and Analysis.”

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table provides information concerning unexercised options and stock that has not vested for our Named Executive Officers.

Outstanding Equity Awards as of January 31, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(5) ($)
Robert P. Capps	15,000	—		17.70	9-07-17	1,666	(4)	8,097
	11,667	—		4.65	7-23-19
	5,000	—		6.40	5-27-20
	15,000	—		13.73	5-13-21
	15,000	—		19.06	5-16-22
	15,000	—		14.63	5-13-23
	11,000	5,500	(1)	13.89	6-05-24
	20,000	40,000	(2)	5.00	5-27-25
	20,000	40,000	(3)	2.80	1-12-26

Guy Malden	11,667	—		4.65	7-23-19	1,666	(4)	8,097
	5,000	—		6.40	5-27-20
	15,000	—		13.73	5-13-21
	15,000	—		19.06	5-16-22
	15,000	—		14.63	5-13-23
	11,000	5,500	(1)	13.89	6-05-24
	20,000	40,000	(2)	5.00	5-27-25
	20,000	40,000	(3)	2.80	1-12-26

Paul Guy Rogers(6)	15,000	—		17.70	12-31-17
	10,000	—		4.65	12-31-17
	15,000	—		6.40	12-31-17
	10,000	—		13.73	12-31-17
	10,000	—		19.06	12-31-17
	10,000	—		14.63	12-31-17
	10,000	—		13.89	12-31-17
	20,000	—		5.00	12-31-17

(1)	The remaining unexercisable stock options granted on June 5, 2014 became exercisable on June 5, 2017.
(2)	One-half of the remaining unexercisable stock options granted on May 27, 2015 became exercisable on May 27, 2017 and one-half will become exercisable on May 27, 2018.
(3)	The stock options granted on January 12, 2016 become exercisable as follows: one-half on January 12, 2018; and one-half on January 12, 2019.
(4)	The remaining unvested restricted stock vested on June 5, 2017.
(5)	Based on the closing price of our common stock on the NASDAQ of $4.86 on January 31, 2017.
(6)	In January 2017 Mr. Rogers resigned all positions with the Company. Pursuant to a separation agreement, all the unvested options and stock awards were vested. Such options may be exercised by Mr. Rogers at any time through December 31, 2017.

Option Exercises and Stock Vested

The following table provides information concerning each option exercise and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended January 31, 2017 on an aggregated basis with respect to each of our Named Executive Officers. No options awards were exercised during fiscal 2017.

Option Exercises and Stock Vested for the Year Ended January 31, 2017

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
	(#)	($)
Robert P. Capps	3,333	12,519
Guy Malden	3,333	12,519
Paul Guy Rogers	3,300	13,607

(1)	Calculated based upon the closing price of our common stock on the NASDAQ as of the date of exercise or vesting, as applicable.

Potential Payments upon Termination or Change in Control

The award agreements governing equity granted to our Named Executive Officers provide additional payments and/or benefits upon a change in control of our company and/or in connection with the termination of the Named Executive Officer’s employment. The following is a discussion of each of these provisions and their applicability to a termination of employment and/or a change in control of our company. Unless otherwise provided, the dollar amounts disclosed assume that the triggering event for the payment(s) and/or benefit(s) was January 31, 2017, and the closing price of our stock on the NASDAQ on that day was $4.86. As a result, the dollar amounts disclosed are merely estimates of the amounts or benefits that would be payable to the Named Executive Officers upon their termination or a change in control of our company. The actual dollar amounts can only be determined at the time of the Named Executive Officer’s termination or the change in control.

Equity-Based Plans and Awards

Outstanding stock options and shares of restricted stock awarded to the Named Executive Officers under our Stock Awards Plan will become fully vested and, in the case of stock options, exercisable, upon the Named Executive Officer’s death or termination of employment due to disability or upon a change in control of our company. Such options that become vested and exercisable due to death or disability will remain exercisable until the earlier to occur of (1) the end of the original term of the option or (2) the date that is one-year following the date of death or termination of employment due to disability, as applicable; options that become vested and exercisable due to a change of control will remain exercisable for the applicable term as provided under the option award agreement. Any unvested shares of restricted stock and any outstanding stock options (whether vested or unvested) will be cancelled without payment if the Named Executive Officer is terminated for cause. If the Named Executive Officer is terminated for any reason other than death or disability, (A) any unvested shares of restricted stock or unvested stock options will be cancelled without payment, and (B) any vested stock options will not be cancelled but will remain exercisable for the lesser of the original term of the option or the three-month period following the date of termination.

For purposes of our Stock Awards Plan, termination for cause will result if: (1) the Named Executive Officer acts dishonestly, and the direct or indirect consequence (or intended consequence) of such action is a personal enrichment to that executive at the expense of our company or any affiliate, (2) the Named Executive Officer is unable to perform his duties in a satisfactory manner (as determined in good faith by our Board) or (3) the Named Executive Officer fails to consistently perform his duties at a level that our Board has, by written notice, informed the officer is expected from him. A Named Executive Officer will be considered “disabled” if he becomes entitled to benefits under our long-term disability plan.

Pursuant to our Plan, a change in control may occur in two ways. If an equity award is subject to Section 409A of the Code, any event that would be considered a change in control under Section 409A of the Code qualifies as a change in control. If the equity award is not subject to Section 409A of the Code, a change in control means the occurrence of any of the following events:

•	we are not the surviving entity in any merger, consolidation or other reorganization (or we survive only as a subsidiary);

•	we sell, lease or exchange all or substantially all of our assets to a third party;

•	we dissolve or liquidate our company;

•	any person or entity acquires ownership of our securities which represent 35% or more of the voting power of our then outstanding securities entitled to vote in the election of directors; or

•	a change in the composition of our Board where less than the majority of the directors are “incumbent directors.” An “incumbent director” is any director as of the date the Plan was adopted or, generally, any director who is elected to our Board after such time by the vote of at least a majority of the directors in place at the time of the Plan’s adoption.

The following chart shows the amounts that each of our Named Executive Officers would have received due to the accelerated vesting and exercisability on January 31, 2017 for a termination of employment due to death or disability or a change in control.

Value of Accelerated Equity Awards as of January 31, 2017

Name	Number of Securities (#)	Value(1) ($)
Robert P. Capps
Restricted Stock	1,666	8,097
Stock Options	40,000	82,400

Total	41,666	90,497

Guy Malden
Restricted Stock	1,666	8,097
Stock Options	40,000	82,400

Total	41,666	90,497

(1)	The values for the restricted stock were calculated by multiplying (a) the number of unvested restricted stock held by each officer on January 31, 2017 by (b) $4.86, the closing price of our stock on that day. The values for the stock options were calculated by multiplying (i) the number of unexercisable stock options held by each officer on January 31, 2017 by (ii) the difference between $4.86, the closing price of our stock on that day, and the exercise price of the stock option.

DIRECTOR COMPENSATION

General

Each year, the Compensation Committee reviews the total compensation paid to our non-employee directors and the Non- Executive Chairman of our Board. The purpose of the review is to ensure that the level of compensation is appropriate to attract and retain a diverse group of directors with the breadth of experience necessary to perform our Board’s duties and to fairly compensate directors for their service. The review includes the consideration of qualitative and comparative factors. To ensure directors are compensated relative to the scope of their responsibilities, the Compensation Committee considers: (1) the time and effort involved in preparing for Board, committee and management meetings and the additional duties assumed by committee chairs; (2) the level of continuing education required to remain informed of broad corporate governance trends and material developments and strategic initiatives within our company; and (3) the risks associated with fulfilling their fiduciary duties.

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended January 31, 2017. Mr. Capps, who is our full-time employee, received no compensation for serving as a director.

Director Compensation for the Year Ended January 31, 2017

Name(1)	Fees Earned or Paid in Cash	Total
	($)	($)
Peter H. Blum	92,000	92,000
R. Dean Lewis	47,500	47,500
Robert J. Albers	47,500	47,500
Thomas S. Glanville	48,500	48,500
Marcus Rowland	45,500	45,500

(1)	As of January 31, 2017, Messrs. Blum, Lewis, Albers, Glanville and Rowland held a total of 217,000, 118,000, 146,000, 93,000 and 93,000 unexercised stock options, respectively.

Retainer and Fees

Each non-employee director receives the following compensation:

Fiscal 2017
$
Annual retainers:
Each Board member	28,000
Non-executive chairman	48,000
Member of Audit Committee	7,500
Chairman of Audit Committee	5,000
Member of Compensation Committee	4,000
Chairman of Compensation Committee	4,000
Chairman of Strategic Planning Committee	4,000
Each Board meeting attended	2,000

Equity-Based Compensation

In addition to cash compensation, our non-employee directors are eligible, at the discretion of our full Board, to receive discretionary grants of stock options or restricted stock or any combination thereof under our equity compensation plans. For the fiscal year ended January 31, 2017, the Board did not grant our non-employee directors equity awards under our Stock Awards Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders of Securities

The following table sets forth the beneficial ownership of the outstanding shares of common stock as of May 19, 2017 with respect to each person, other than our directors and officers, who we know to be the beneficial owner of more than 5% of our issued and outstanding common stock. We know of no beneficial owners of more than 5% of our issued and outstanding Series A Preferred Stock.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class(2)
Ariel Investments, LLC	2,934,110	(3)	24.3%
200 E. Randolph Drive Suite 2900 Chicago, IL 60601
Dimensional Fund Advisors LP	955,915	(4)	7.9%
Building One 6300 Bee Cave Road Austin, TX 78746
Aegis Financial Corporation	890,187	(5)	7.4%
6862 Elm Street, Suite 830 McLean, VA 22101
Mitcham Estate	815,475	(6)	6.5%
2131 Greentree Drive Huntsville, TX 77340

(1)	“Beneficial ownership” is a term broadly defined by the Securities and Exchange Commission in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of May 19, 2017 if that person or group has the right to acquire shares within 60 days after such date.
(2)	Based on total shares outstanding of 12,089,758 at May 19, 2017 unless otherwise indicated.
(3)	Based solely on a Schedule 13G as of December 31, 2016 and filed on February 14, 2017 with the Securities and Exchange Commission. According to the Schedule 13G, Ariel Investments, LLC had sole voting power over 2,338,029 shares of our common stock and sole dispositive power over 2,934,110 shares of our common stock.
(4)	Based solely on a Schedule 13G as of December 31, 2016 and filed on February 9, 2017 with the Securities and Exchange Commission. According to the Schedule 13G, Dimensional Fund Advisors LP had sole voting power over 920,042 shares of our common stock and sole dispositive power over 955,915 shares of our common stock.
(5)	Based solely on a Schedule 13G/A as of December 31, 2016 and filed on February 13, 2017 with the Securities and Exchange Commission. According to the Schedule 13G/A, Aegis Financial Corporation had shared voting power and shared dispositive power over 890,187 shares of our common stock.
(6)	Includes 65,000 shares underlying exercisable options held by Ms. Mitcham, 3,100 shares held by Ms. Mitcham, 439,375 shares held by the Estate of Billy F. Mitcham and 308,000 shares underlying Exercisable Options held by the Estate of Billy F. Mitcham. Billy F. Mitcham, Jr., passed away on September 18, 2015. His widow, Ms. Mitcham, is the sole beneficiary of his estate and has sole voting power over the shares held by the estate.

Security Ownership of Management

The following table sets forth the beneficial ownership of common stock as of May 19, 2017 by: (1) each of the executive officers named in the Summary Compensation Table below, (2) each of our directors and director nominees and (3) all current directors and executive officers as a group. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise indicated in the footnotes to the table. None of these persons own any of our Series A Preferred Stock.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares		Percent of Class(2)
Peter H. Blum	626,224	(3)	5.1%
R. Dean Lewis	94,800	(4)	*
Robert J. Albers	99,300	(5)	*
Thomas S. Glanville	34,000	(6)	*
Marcus Rowland	24,000	(7)	*
Robert P. Capps	185,097	(8)	1.5%
Guy Malden	165,749	(9)	1.4%
All current directors and executive officers as a group (8 persons)	1,229,170	(10)	9.7%

*	Less than 1%

(1)	“Beneficial ownership” is a term broadly defined by the Securities and Exchange Commission in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of May 19, 2017 if that person or group has the right to acquire shares within 60 days after such date.
(2)	Based on total shares outstanding of 12,089,758 at May 19, 2017 and shares which such individual has the right to acquire within 60 days of May 19, 2017.
(3)	Includes 154,000 shares underlying exercisable options, 6,000 shares owned by Mr. Blum’s spouse’s individual retirement account.
(4)	Includes 74,000 shares underlying exercisable options.
(5)	Includes 92,000 shares underlying exercisable options
(6)	Includes 24,000 shares underlying exercisable options.
(7)	Includes 24,000 shares underlying exercisable options.
(8)	Includes 153,167 shares underlying exercisable options.
(9)	Includes 138,168 shares underlying exercisable options.
(10)	Includes 659,335 shares underlying exercisable options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about each of our equity compensation plans as of January 31, 2017:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance (excluding securities reflected in column (A))
		($)
Equity compensation plans approved by security holders
Stock Awards Plan	1,781,035	9.27	602,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,781,035	9.27	602,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independent Directors

Please see Item 10.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures

Historically, our Board has reviewed and approved, as appropriate, related person transactions as they have been presented to our Board at the recommendation of management. Recognizing that related person transactions involving our company present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof), our Board has adopted a formal written process for reviewing, approving and ratifying transactions with related persons, which is described below.

General

Under the policy, any “Related Person Transaction” may be consummated or may continue only if:

•	the Audit Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	the transaction is approved by the disinterested members of our Board; or

•	the transaction involves compensation approved by the Compensation Committee.

For these purposes, a “Related Person” is:

•	a senior officer (which includes, at a minimum, each executive vice president and Section 16 officer) or director;

•	a shareholder owning more than 5% of our company (or its controlled affiliates);

•	a person who is an immediate family member of a senior officer or director; or

•	an entity which is owned or controlled by someone listed above, or an entity in which someone listed above has a substantial ownership interest or control of that entity.

For these purposes, a “Related Person Transaction” is a transaction between our company and any Related Person (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than:

•	transactions available to all employees generally; and

•	transactions involving less than $5,000 when aggregated with all similar transactions.

Audit Committee Approval

Our Board has determined that the Audit Committee is best suited to review and approve Related Person Transactions. Accordingly, at each calendar year’s first regularly scheduled Audit Committee meeting, management recommends Related Person Transactions to be entered into for that calendar year, including the proposed aggregate value of the transactions (if applicable). After review, the Audit Committee approves or disapproves the transactions and at each subsequently scheduled meeting, management updates the Audit Committee as to any material change applicable to those proposed transactions.

In the event management recommends any further Related Person Transactions subsequent to the first calendar year meeting, the transactions may be presented to the Audit Committee for approval or preliminarily entered into by management subject to ratification by the Audit Committee; provided that if ratification is not forthcoming, management makes all reasonable efforts to cancel or annul the transaction.

Corporate Opportunity

Our Board recognizes that situations exist where a significant opportunity may be presented to management or a member of our Board that may equally be available to our company, either directly or by referral. Before the opportunity may be consummated by a Related Person (other than an otherwise unaffiliated 5% shareholder), the opportunity must be presented to our Board for consideration.

Disclosure

All Related Person Transactions are to be disclosed in our applicable filings as required by the Securities and Exchange Commission’s rules and regulations. Furthermore, all Related Person Transactions are to be disclosed to the Audit Committee, and any material Related Person Transaction are to be disclosed to our Board.

Other Agreements

Management assures that all Related Person Transactions are approved in accordance with any requirements of our financing agreements.

Transactions

Since the beginning of fiscal 2017, we have not participated in (or proposed to participate in) any transactions with Related Persons except as described below. Each of these Related Person Transactions was approved under our policy for reviewing Related Person Transactions.

Transactions with Principal Shareholders

Debra Mitcham is employed by us in a marketing and operations role and is the sole beneficiary of the estate of Billy F. Mitcham, Jr. (the “Mitcham Estate”). The Mitcham Estate is a principal holder of more than 5% of our common stock. During fiscal 2017, Ms. Mitcham was paid a salary of $107,700. She received no incentive or equity awards during the year. All amounts paid to Ms. Mitcham for fiscal 2017 were approved by the Compensation Committee.

Transactions with Members of the Board of Directors

On June 8, 2016, we issued 320,000 shares of our Series A Preferred Stock, pursuant to an underwriting agreement, dated June 2, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc., Peter H. Blum, is the Non-Executive Chairman of our board of directors. The underwriter received underwriting discounts and commissions totaling $440,000 in connection with this offering. In addition, the underwriter received a structuring fee equal to 0.50% of the gross proceeds from this offering, or $40,000. Mr. Blum received no portion of these commissions, discounts and fees.

On October 7, 2016 we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which we may sell up to 500,000 shares of our Series A Preferred Stocked through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the ATM program. For the twelve months ended January 31, 2017, we issued 23,174 shares of Series A Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $543,000 and the Agent received compensation of approximately $11,000. Mr. Blum received no portion of this compensation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES AND EXPENSES OF HEIN & ASSOCIATES LLP

The following table sets forth the amount of audit fees, audit-related fees and tax fees billed or expected to be billed by Hein & Associates LLP, our independent registered public accounting firm, for the fiscal years ended January 31, 2017 and January 31, 2016:

	2017	2016
Audit fees(1)	$318,760	$319,063
Audit-related fees(2)	71,650	26,164
Tax fees	—	—
All other fees	—	—

Total Fees	$390,410	$345,227

(1)	Includes the audit of our annual consolidated financial statements and the review of our Quarterly Reports on Form 10-Q.
(2)	Includes fees for services provided with respect to forms S-1 and S-3 filed in fiscal 2017 and 2016.

The Audit Committee also has approved a policy that requires committee pre-approval of the compensation and terms of service for audit services and any permitted non-audit services based on ranges of fees, and any changes in terms, conditions and fees resulting from changes in audit scope or other matters. Any proposed audit or non-audit services exceeding the pre-approved fee ranges require additional pre-approval by the Audit Committee or its chairman. All of the above fees were pre-approved pursuant to this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of January 31, 2017 and 2016*

Consolidated Statements of Operations for the years ended January 31, 2017, 2016 and 2015*

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2017, 2016 and 2015*

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2017, 2016 and 2015*

Consolidated Statements of Cash Flows for the years ended January 31, 2017, 2016 and 2015*

Notes to Consolidated Financial Statements*

*	Previously filed with our Annual Report on Form 10-K filed with the SEC on April 6, 2017, which is being amended hereby.

2.	Financial Statement Schedules and Other Financial Information. All financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes referenced above.

3.	Exhibits. The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Amended and Restated Employment Agreement, dated September 8, 2015, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form 8-K filed with the SEC on September 14, 2015.	000-25142	10.1

10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A

10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3

10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4

10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5

10.6*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1

10.7*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2

10.8*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

10.9*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

10.10*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6

10.11*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7

10.12*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8

10.13*	Summary of Non-Employee Director Compensation	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	10.3

10.14	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.1

10.15	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc. the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10.16	First Amendment to Credit Agreement dated December 23, 2013 among Mitcham Industries, Inc., HSBC Bank USA, N.A., and the lenders party thereto	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on April 3, 2014.	000-25142	10.19

10.17	Second Amendment to Credit Agreement dated July 17, 2014 among Mitcham Industries, Inc., and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 4, 2014.	000-25142	10.1

10.18	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2015	000-25142	10.1

10.19	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1

10.20	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2

12.1	Ratio of Earnings to Fixed Charges	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	12.1

21.1	Subsidiaries of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	21.1

23.1	Consent of Hein & Associates LLP	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	23.1

31.1	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	31.1

31.2	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	31.2

31.3†	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.4†	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Guy Malden., Co-Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	32.1

32.2	Certification of Robert P. Capps, Co-Chief Executive Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	32.2

101.INS	XBRL Instance Document	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation of Linkbase Document	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	101.DEF

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 6, 2017.	001-13490	101.PRE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2017	By:	/s/ ROBERT P. CAPPS
Robert P. Capps
Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director
(Co-Principal Executive Officer and Principal Financial Officer)