Form 10-Q
period 2017-04-30
MITCHAM INDUSTRIES INC
filed 2017-06-08
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,089,339 shares of common stock, $0.01 par value, were outstanding as of June 7, 2017.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,053	$2,902
Restricted cash	403	609
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,720 and $3,716 at April 30, 2017 and January 31, 2017, respectively	16,028	15,830
Inventories, net	13,488	11,960
Prepaid income taxes	221	1,565
Prepaid expenses and other current assets	1,752	2,193

Total current assets	33,945	35,059
Seismic equipment lease pool and property and equipment, net	33,380	43,838
Intangible assets, net	8,720	9,012
Goodwill	3,997	3,997
Non-current prepaid income taxes	1,192	—
Long-term receivables net of allowance for doubtful accounts of $2,188 at April 30, 2017 and January 31, 2017	4,488	2,780
Other assets	28	28

Total assets	$85,750	$94,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,876	$1,929
Current maturities – long-term debt	—	6,371
Deferred revenue	560	651
Accrued expenses and other current liabilities	4,595	4,514

Total current liabilities	7,031	13,465
Deferred tax liability	296	317

Total liabilities	7,327	13,782
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 348 and 343 shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	7,391	7,294
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at April 30, 2017 and January 31, 2017	140	140
Additional paid-in capital	121,625	121,401
Treasury stock, at cost (1,929 shares at April 30, 2017 and January 31, 2017)	(16,858)	(16,858)
Accumulated deficit	(23,310)	(20,451)
Accumulated other comprehensive loss	(10,565)	(10,594)

Total shareholders’ equity	78,423	80,932

Total liabilities and shareholders’ equity	$85,750	$94,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2017	2016
Revenues:
Equipment manufacturing and sales	$6,888	$7,188
Equipment leasing	2,717	3,608
Lease pool and other equipment sales	8,828	935

Total revenues	18,433	11,731

Cost of sales:
Cost of equipment manufacturing and sales	3,975	4,021
Direct costs - equipment leasing	944	752
Direct costs - lease pool depreciation	4,181	6,873
Cost of lease pool and other equipment sales	6,139	451

Total cost of sales	15,239	12,097

Gross profit (loss)	3,194	(366)

Operating expenses:
General and administrative	4,902	5,313
Depreciation and amortization	581	652

Total operating expenses	5,483	5,965

Operating loss	(2,289)	(6,331)

Other (expense) income:
Interest, net	(46)	(264)
Other, net	(101)	451

Total other (expense) income	(147)	187

Loss before income taxes	(2,436)	(6,144)

Provision for income taxes	(229)	(299)

Net loss	$(2,665)	$(6,443)

Preferred stock dividends	(194)	—

Net loss attributable to common shareholders	$(2,859)	$(6,443)

Net loss per common share:
Basic	$(0.24)	$(0.53)

Diluted	$(0.24)	$(0.53)

Shares used in computing net loss per common share:
Basic	12,078	12,059
Diluted	12,078	12,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2017	2016
Net loss attributable to common shareholders	$(2,859)	$(6,443)
Change in cumulative translation adjustment	29	2,661

Comprehensive loss	$(2,830)	$(3,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,665)	$(6,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,791	7,558
Stock-based compensation	224	247
Provision for inventory obsolescence	8	43
Gross profit from sale of lease pool equipment	(2,689)	(491)
Deferred tax benefit	(27)	(497)
Changes in working capital items:
Trade accounts and contracts receivable	2,175	2,809
Inventories	(1,403)	297
Prepaid expenses and other current assets	549	(250)
Income taxes receivable and payable	149	640
Accounts payable, accrued expenses, other current liabilities and deferred revenue	48	(2,044)
Foreign exchange gains net of losses	(48)	(119)

Net cash provided by operating activities	1,112	1,750

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(158)	(522)
Purchases of property and equipment	(28)	(82)
Sale of used lease pool equipment	4,496	906

Net cash provided by investing activities	4,310	302

Cash flows from financing activities:
Net payments on revolving line of credit	(3,500)	(1,950)
Payments on term loan and other borrowings	(2,807)	(804)
Net proceeds from preferred stock offering	27	—
Preferred stock dividends	(194)	—

Net cash used in financing activities	(6,474)	(2,754)
Effect of changes in foreign exchange rates on cash and cash equivalents	(3)	(707)

Net change in cash and cash equivalents	(1,055)	(1,409)
Cash and cash equivalents, beginning of period	3,511	3,769

Cash and cash equivalents, end of period	$2,456	$2,360

Supplemental cash flow information:
Interest paid	$92	$338
Income taxes paid	$13	$151
Purchases of seismic equipment held for lease in accounts payable at end of period	$119	$161

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

The condensed consolidated balance sheet as of January 31, 2017 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2017, the results of operations for the three months ended April 30, 2017 and 2016, and the cash flows for the three months ended April 30, 2017 and 2016, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2018.

3.	New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify impairment testing of goodwill and other intangible assets by eliminating step two of the impairment test. ASU No. 2017-04 will be effective during the fiscal year ended January 31, 2021. The Company does not believe the adoption will have a material effect on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective during the fiscal year ended January 31, 2019. The Company has adopted the provisions of ASU No. 2016-18 as of February 1, 2017. The adoption of ASU No. 2016-18 did not have a material effect on the Company’s condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has utilized the prospective transition method in adopting this new standard and beginning February 1, 2017, the Company recognizes all excess tax charges or benefits as income tax expense or benefit in the accompanying Consolidated Statements of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: (Topic 330), to provide guidance on measurement of inventory. ASU 2015-11 requires that inventories utilizing the first-in, first-out (FIFO) method be measured at lower of cost or net realizable value. The Company has adopted the provisions of ASU 2015-11 as of February 1, 2017. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial statements as the Company’s inventory is determined using the average cost method.

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

4.	Balance Sheet

	April 30, 2017	January 31, 2017
Accounts receivable	$20,159	$21,762
Contracts receivable	6,265	2,752

	26,424	24,514
Less long-term portion	(6,676)	(4,968)

Current accounts and contracts receivable	19,748	19,546
Less current portion of allowance for doubtful accounts	(3,720)	(3,716)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$16,028	$15,830

Contracts receivable consisted of $6.3 million due from four customers at April 30, 2017 and $2.8 million due from three customers as of January 31, 2017. The balance of contracts receivable at April 30, 2017 and January 31, 2017 consisted of contracts bearing interest at an average rate of approximately 2.9% and 2.2% respectively and with remaining repayment terms from one to 40 months. These contracts are collateralized by the equipment sold. During the quarter ended April 30, 2017, the Company entered into a long-term contract receivable totaling approximately $3.8 million for the sale of lease pool equipment with the balance due in 24 equal monthly installments through March of 2019.

	April 30, 2017	January 31, 2017
	(in thousands)
Inventories:
Raw materials	5,843	$5,781
Finished goods	6,467	5,985
Work in progress	2,066	1,146

	14,376	12,912
Less allowance for obsolescence	(888)	(952)

Total inventories, net	$13,488	$11,960

	April 30, 2017	January 31, 2017
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$184,263	$219,001
Land and buildings	3,379	3,379
Furniture and fixtures	9,515	9,462
Autos and trucks	670	675

	197,827	232,517
Accumulated depreciation and amortization	(164,447)	(188,679)

Total seismic equipment lease pool and property and equipment, net	$33,380	$43,838

As of January 31, 2017, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2017 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of April 30, 2017.

5.	Goodwill and Other Intangible Assets

	Weighted Average Life at 4/30/17	April 30, 2017			January 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Goodwill		$3,997			$3,997

Proprietary rights	5.6	$5,872	$(3,154)	2,718	$5,810	$(3,003)	2,807
Customer relationships	4.6	4,720	(1,831)	2,889	4,679	(1,656)	3,023
Patents	5.6	1,622	(604)	1,018	1,608	(558)	1,050
Trade name	9.1	885	(29)	856	884	(27)	857
Developed technology	8.7	1,430	(191)	1,239	1,430	(155)	1,275

Amortizable intangible assets		$14,529	$(5,809)	$8,720	$14,411	$(5,399)	$9,012

On January 31, 2016, based on a review of qualitative factors, the Company recorded an impairment of the goodwill associated with its Seamap reporting unit in the amount of $3.0 million. Also at January 31, 2016, the Company recorded impairment of approximately $600,000 related to certain identifiable intangible assets related to its leasing reporting unit.

As of January 31, 2017, the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our reporting units was greater than their carrying value. During the three months ended April 30, 2017 there have been no substantive indicators of additional impairment.

Amortizable intangible assets are amortized over their estimated useful lives of five to 15 years using the straight-line method. Aggregate amortization expense was $355,000 and $401,000 for the three months ended April 30, 2017 and 2016, respectively. As of April 30, 2017, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2018	$1,072
2019	1,429
2020	1,429
2021	1,283
2022	821
2023 and thereafter	2,686

Total	$8,720

6.	Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	April 30, 2017	January 31, 2017
Revolving line of credit	$—	$3,500
Term credit facility	—	2,800
Other equipment notes	—	71

	—	6,371
Less current portion	—	(6,371)

Long-term debt	$—	$—

As of January 31, 2017, the Company had a secured, revolving credit facility, as described below (the “Credit Agreement”). The Credit Agreement was a secured revolving facility in the maximum principal amount of $20.0 million and a maturity of August 31, 2017, among the Company, as borrower, HSBC Bank USA, N.A., as administrative agent and several banks and other financial institutions from time to time as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank). In November 2016, the Company reduced the commitment to $10.0 million from $20.0 million. In March 2017, the Company repaid all outstanding obligations under the Credit Agreement and terminated that agreement.

The Credit Agreement provided for Eurodollar loans, which bore interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on the Company’s leverage ratio and for ABR loans which bore interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on the Company’s leverage ratio. As of January 31, 2017, the margin for ABR loans was 250 basis points and the margin for Eurodollar loans was 350 basis points. The Company agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.5%. Up to $10.0 million of available borrowings under the Credit Agreement may have been utilized to secure letters of credit.

On August 22, 2014, Seamap Singapore, entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC-Singapore”). The facility consisted of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. In April 2017, the Company prepaid all amounts outstanding under the Seamap Credit Facility and cancelled that facility.

The term loan portion of the Seamap Credit Facility provided for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 22, 2017. Interest on the term facility was payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap Singapore may have borrowed up to $3.0 million for a period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility were subject to interest at LIBOR plus 3.00%.

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the three months ended April 30, 2017 and 2016 were approximately $3.3 million and $19.3 million, respectively.

7.	Income Taxes

For the three months ended April 30, 2017 the provision for income taxes was $229,000 on a pre-tax net loss of $2.4 million, or an effective tax rate of -9.4%. For the three months ended April 30, 2016 the provision for income taxes was $299,000 on a pre-tax net loss of $6.1 million, or an effective tax rate of -4.9%. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, state income and foreign withholding taxes, other tax adjustments, such as valuation allowances against deferred tax assets, and discrete items, including tax expense or benefit recognized for uncertain tax positions.

Prepaid income taxes of approximately $221,000 and $1.6 million at April 30, 2017 and January 31, 2017, respectively, and non-current prepaid income taxes of approximately $1.2 million at April 30, 2017, consist primarily of foreign taxes.

The Company and its subsidiaries file consolidated and separate income tax returns in the United States federal and several state jurisdictions. The Company is subject to United States federal income tax examinations for all tax years beginning with its fiscal year ended January 31, 2013. In addition, the Company and its subsidiaries file income tax returns and are subject to examination by taxing authorities throughout the world, including foreign jurisdictions such as Australia, Canada, Colombia, Hungary, Russia, Singapore and the United Kingdom. The Company and its subsidiaries are generally no longer subject to foreign income tax examinations for tax years before the fiscal year ended January 31, 2011.

The Company has determined that the undistributed earnings of foreign subsidiaries, other than branch operations in Colombia, have been indefinitely reinvested outside of the United States as of April 30, 2017.

For the three months ended April 30, 2017 and April 30, 2016, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

The Company adopted the provisions of ASU 2015-17 in fiscal 2017. Accordingly, all net deferred tax assets and liabilities are classified as long-term assets as of April 30, 2017 and January 31, 2017 in the accompanying Consolidated Balance Sheets. The Company also prospectively adopted the provisions of ASU 2016-09 beginning February 1, 2017. Accordingly, all excess tax benefits or deficiencies related to employee share-based payments are recognized as income tax benefits or expense in the accompanying Consolidated Statement of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities. For the three months ended April 30, 2017 and the fiscal year ended January 31, 2017, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Basic weighted average common shares outstanding	12,078	12,059
Stock options	126	—
Unvested restricted stock	38	63

Total weighted average common share equivalents	164	63

Diluted weighted average common shares outstanding	12,242	12,122

For the three months ended April 30, 2017 and 2016, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

9.	Related Party Transactions

On June 8, 2016, the Company issued 320,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share, pursuant to an underwriting agreement, dated June 2, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. The underwriter received underwriting discounts and commissions totaling $440,000 in connection with this offering. In addition, the underwriter received a structuring fee equal to 0.50% of the gross proceeds from this offering, or $40,000. The Non-Executive Chairman of the Company received no portion of these commissions, discounts and fees.

On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Preferred Stock through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM program. For the three months ended April 30, 2017, the Company issued 4,349 shares of Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $100,000 and the Agent received compensation of approximately $2,000. The Non-Executive Chairman of the Company received no portion of this compensation.

10.	Treasury Stock

From time to time the Company’s Board of Directors has authorized the repurchase of shares of the Company’s common stock. The Company’s Board of Directors did not authorize the repurchase of shares of the Company’s common stock during the periods ended April 30, 2017 and January 31, 2017.

11.	Equity and Stock-Based Compensation

During the three months ended April 30, 2017, the Company’s Board of Directors declared quarterly dividends of $0.5625 per share for our Preferred Stock. See note 9 to our condensed consolidated financial statements.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2017 and 2016 was approximately $224,000 and $247,000, respectively.

12.	Segment Reporting

The Equipment Manufacturing and Sales segment is engaged in the design, manufacture and sale of state-of-the-art sonar, seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in New Hampshire, the United Kingdom and Singapore.

The Equipment Leasing segment offers new and used seismic equipment for lease or sale to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Brisbane, Australia; Ufa, Bashkortostan, Russia; Budapest, Hungary; Singapore; and Bogota, Colombia.

Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2017	As of January 31, 2017
	Total Assets	Total Assets
	(in thousands)
Equipment Manufacturing and Sales	$37,748	$37,294
Equipment Leasing	48,101	57,544
Eliminations	(99)	(124)

Consolidated	$85,750	$94,714

Results for the three months ended April 30, 2017 and 2016 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2017	2016	2017	2016	2017	2016
Equipment Manufacturing and Sales	$6,911	$7,220	$385	$202	$113	$(452)
Equipment Leasing	11,545	4,543	(1,656)	(5,669)	(1,519)	(4,783)
Corporate expenses	—	—	(1,017)	(870)	(1,017)	(870)
Eliminations	(23)	(32)	(1)	6	(13)	(39)

Consolidated	$18,433	$11,731	$(2,289)	$(6,331)	$(2,436)	$(6,144)

Inter-segment sales from the Equipment Manufacturing and Sales segment are eliminated in consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and depreciation expense on the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

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

Overview

We operate in two segments, Equipment Manufacturing and Sales and Equipment Leasing. Equipment Manufacturing and Sales includes sales of Seamap equipment, sales of Klein equipment and sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom; Brisbane, Australia; Salem, New Hampshire and in Singapore.

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

Management believes that the performance of our Equipment Manufacturing and Sales segment is indicated by revenues from equipment sales and by gross profit from those sales. Management further believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management monitors EBITDA and Adjusted EBITDA, both as defined in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2017	2016
	(in thousands)
Revenues:
Equipment Manufacturing and Sales	$6,911	$7,220
Equipment Leasing	11,545	4,543
Inter-segment sales	(23)	(32)

Total revenues	18,433	11,731

Cost of sales:
Equipment Manufacturing and Sales	3,998	4,058
Equipment Leasing	11,264	8,076
Inter-segment costs	(23)	(37)

Total cost of sales	15,239	12,097

Gross profit (loss)	3,194	(366)
Operating expenses:
General and administrative	4,902	5,313
Depreciation and amortization	581	652

Total operating expenses	5,483	5,965

Operating loss	$(2,289)	$(6,331)

EBITDA (1)	$2,401	$1,678
Adjusted EBITDA (1)	$8,958	$2,166
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(2,665)	$(6,443)
Interest expense, net	46	264
Depreciation and amortization	4,791	7,558
Provision for income taxes	229	299

EBITDA (1)	2,401	1,678
Non-cash foreign exchange losses (gains)	194	(174)
Stock-based compensation	224	247
Cost of lease pool sales	6,139	415

Adjusted EBITDA (1)	$8,958	$2,166

	For the Three Months Ended April 30,
	2017	2016
	(in thousands)
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$1,112	$1,750
Stock-based compensation	(224)	(247)
Changes in trade accounts and contracts receivable	(2,175)	(2,809)
Provision for inventory	(8)	(43)
Interest paid	92	338
Taxes paid, net of refunds	13	151
Gross profit from sale of lease pool equipment	2,689	491
Changes in inventory	1,403	(297)
Changes in accounts payable, accrued expenses, other current liabilities and deferred revenue	(48)	2,044
Changes in prepaid expenses and other current assets	(549)	250
Foreign FX currency losses	48	119
Other	48	(69)

EBITDA (1)	$2,401	$1,678

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contained financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

Within our Equipment Manufacturing and Sales segment, we design, manufacture and sell a variety of products used primarily in marine seismic, hydrographic, oceanographic and defense applications. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment (including equipment manufactured by Klein and Seamap), consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.

In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Equipment Manufacturing and Sales segment. These amounts are carried in our lease pool at the cost to our Equipment Manufacturing and Sales segment, less accumulated depreciation. From time to time, we sell lease pool equipment to our customers. These sales are usually transacted when we have equipment for which we do not have near term needs in our leasing business. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements. In response to changes in demand for seismic equipment in recent periods we have sought to sell certain lease pool equipment and redeploy that capital into other areas. We occasionally sell new seismic equipment that we acquire from other manufacturers and provide repair and support services to our rental customers.

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Accordingly, our first and fourth quarters have historically produced higher leasing revenues than the second and third quarters. However, in recent periods the effect of this historical seasonality has been less pronounced due to the significant decline in seismic exploration activity in Canada and Russia. In other areas of the world, periods of heavy rain can impair seismic operations. These periods of inclement weather can impact our results of operations; however, there is no historical trend as to the timing of such impact. We are able, in many cases, to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. Our results of operations, particularly those of our Equipment Leasing segment, can also experience fluctuations in activity levels due to matters unrelated to seasonal or weather factors. These factors include the periodic shift of seismic exploration activity from one geographic region to another and difficulties encountered by our customers due to permitting and other logistical challenges. For further information, refer to Item 1A- “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Business Outlook

During fiscal 2017 and 2016, we experienced a significant decline in our Equipment Leasing segment and in that portion of our Equipment Manufacturing and Sales segment related to oil and gas exploration activities. The revenues of our Equipment Leasing segment, and to a lesser degree our Equipment Manufacturing and Sales segment, correlate to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and exploration and development costs. We believe the significant decline in global oil prices that occurred during fiscal 2016 resulted in a corresponding decline in oil and gas exploration activities, particularly seismic exploration programs. Although oil prices have recovered somewhat from their historical lows, prices remain well below historical highs and much uncertainty remains regarding future pricing. The seismic industry, in general, and our business in particular, have been negatively affected by the decline in commodity prices and oil and gas exploration activity.

The markets for the products in our Equipment Manufacturing and Sales segment include the hydrographic, oceanographic, defense and oil and gas industries. While the results of this segment have been negatively impacted by the downturn in the energy industry, the extent of the impact has not been as great as that experienced by our Equipment Leasing segment.

Products sold by Seamap are primarily dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. However, these products are also utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and we expect it will continue to have, an impact on the demand for Seamap’s products and services. However, we believe the expansion of our product offerings and the desire of our customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has had recent success penetrating new markets, as evidenced by deliveries to new customers in China and Japan. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic, hydrographic and oceanographic industries.

Demand for Klein’s products is generally not dependent upon activity within the oil and gas industry. Customers for these products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Although revenue from the sale of Klein products in fiscal 2017 and the first quarter of fiscal 2018 was below our expectations, we believe we are well positioned with recently introduced products and product enhancements for revenues from these products to increase in fiscal 2018.

We believe there are opportunities to further expand the product offering of our Equipment Manufacturing and Sales segment. These opportunities include new internally developed products, the acquisition of technology that will produce new products, the acquisition of product lines from others and the acquisition of other businesses.

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

Demand for the rental of land seismic exploration equipment varies by geographic region. For the three months ended April 30, 2017 we experienced some increased demand in North America, but incremental activity is sporadic and competition is very high in the region. For the remainder of fiscal 2018 we expect demand for our equipment to be primarily in Europe, South America and North America. Activity in Russia has been, and is expected to remain, restrained due to economic issues and trade restrictions impacting that region. We do anticipate opportunities for projects in other parts of the world, including North Africa and the Middle East region, some of which could be significant. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects.

Marine leasing activity has declined significantly over the past several years. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels, an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue to impact leasing activity and pricing through fiscal 2018.

The demand for downhole seismic equipment was very weak in fiscal 2017. In recent months we have experienced an increase in inquiries for this equipment and have participated in some projects in the first quarter of 2018. However, we expect demand for this equipment to remain subdued, increasing marginally during the remainder of fiscal 2018. This equipment is most often used in applications related to the development of oil and gas properties, such as hydraulic fracturing or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, we could see a material change in the level of our business and our income from operations.

Accordingly, we believe a number of factors have negatively affected, and will continue to affect, our business, particularly our Equipment Leasing segment. These factors include reduced demand for seismic services and related equipment, an excess of supply of seismic exploration equipment, increased competition among suppliers of seismic exploration equipment and a reduction in pricing for the sale or rental of both new and used seismic exploration equipment. In the three months ended April 30, 2017 we have experienced increased activity in our seismic business in the form of inquiries, bids and proposals, and based on this we believe this market is improving. However, we believe the recovery will be gradual with only marginal improvement in fiscal 2018. Furthermore, we believe it is unlikely that the financial results of our Equipment Leasing segment will return to levels seen in fiscal 2015 in the foreseeable future.

In order to address the changes in circumstances discussed above we have implemented a strategy which includes the following:

•	Increased emphasis on our Equipment Manufacturing and Sales segment. We intend to expand our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the acquisition of Klein in fiscal 2016.

•	Redeploy capital from lease pool. We expect our Equipment Leasing segment to remain an important component of our business. However, we believe there are opportunities to selectively sell certain lease pool assets and redeploy that capital in order to invest in other opportunities.

•	Selectively invest in new lease pool assets. Due to the increased competition and challenging economic conditions in the seismic equipment industry, we intend to limit future acquisitions of lease pool assets to situations that enhance the value of our existing assets or in which we enjoy a competitive advantage due to pricing, operational considerations or exclusivity arrangements.

•	Utilize our broad geographical footprint. We believe our nine world-wide locations and exposure to a number of different geographical markets provides an advantage over many competitors.

•	Maintain a capital structure with limited leverage. Historically, we have utilized short-term commercial banking facilities to temporarily finance capital expenditures and business acquisitions. Due to conditions within the oil and gas industry, including our own recent financial results, and associated regulatory pressures, access to such capital has become more limited and may not be available to us in amounts historically available. Accordingly, we have reduced our exposure to short-term credit facilities. In March 2017, we repaid all outstanding obligations under our Credit Agreement and terminated that agreement, and in April 2017, we repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. In the future, we intend to rely on other sources of expansion capital, including cash flow provided by operations, proceeds from the sale of lease pool assets, the issuance of debt securities and the issuance of equity securities.

Consistent with the strategy discussed above, we continually monitor the composition of our lease pool in relation to general industry conditions and customer requirements. As a result of this, from time to time we may seek to reduce the amount of certain types of equipment in our lease pool or to completely divest ourselves of certain types of equipment. During the quarter ended April 30, 2017 we completed several lease pool equipment sale transactions with approximately $6.0 million net book value of lease pool equipment sold. Sales of lease pool equipment are reflected in our consolidated results of operations as “Lease pool equipment sales”. We also analyze the demand for the types and amount of equipment within various geographic regions and will move equipment among our various locations as warranted.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we have significantly reduced our purchases of lease pool equipment from historical levels. During fiscal 2017, we added approximately $441,000 to our lease pool, as compared to approximately $2.4 million in fiscal 2016 and approximately $11.8 million in fiscal 2015. For the three months ended April 30, 2017 we added approximately $158,000 to our lease pool, and expect lease pool additions in fiscal 2018 to be at a level similar to that in fiscal 2017. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

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

A significant portion of our revenues are generated from foreign sources. For fiscal 2017, revenue from international customers totaled approximately $34.7 million, or about 85% of consolidated revenue. For the three months ended April 30, 2017 revenue from international customers totaled approximately $10.2 million, or roughly 55% of consolidated revenue; however, this period included sales of lease pool equipment in the United States, and accordingly, we do not think this is indicative of future periods. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past several years, except as described above.

Results of Operations

Revenues for the three months ended April 30, 2017 were approximately $18.4 million compared to approximately $11.7 million for the three months ended April 30, 2016. The increase in the three-month period is due to higher lease pool equipment sales. For the three months ended April 30, 2017, we generated an operating loss of approximately $2.3 million, compared to an operating loss of approximately $6.3 million for the three months ended April 30, 2016. The decrease in operating loss in the three-month period is due primarily to the contribution from higher lease pool sales discussed above, and lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Manufacturing and Sales

Revenues and cost of sales from our Equipment Manufacturing and Sales segment were as follows:

	Three Months Ended April 30,
	2017	2016
	($ in thousands)
Revenues:
Seamap	$4,886	$4,919
Klein	938	2,136
SAP	1,290	480
Intra-segment sales	(203)	(315)

	6,911	7,220
Cost of sales:
Seamap	2,561	2,539
Klein	732	1,471
SAP	1,017	363
Intra-segment sales	(312)	(315)

	3,998	4,058

Gross profit	$2,913	$3,162

Gross profit margin	42%	44%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. Seamap revenues for the first quarter of fiscal 2018 were consistent with the first quarter of fiscal 2017 and included the delivery of equipment to a newly built vessel in the Far East. We expect to complete and deliver additional systems over the balance of fiscal 2018.

Demand for Klein’s products relates primarily to activity within the hydrographic and oceanographic industries. Such demand is not subject to significant seasonal factors, but sales can vary significantly from quarter to quarter based on the requirements of specific projects. Klein’s revenues declined in the first quarter of fiscal 2018 versus the first quarter of fiscal 2017. The lower revenue is, we believe, more indicative of order and delivery schedules than the general level of activity. We expect the revenue from Klein products to improve for the remainder of fiscal 2018 as in-process orders are completed and delivered.

SAP’s revenues are also attributable to activity within the hydrographic and oceanographic industry and can vary significantly from quarter to quarter based on the requirements of specific programs. In the three months ended April 30, 2017 sales of products by SAP were approximately $800,000 higher compared to the prior year period. SAP’s current quarter revenue included a large system sale to a customer in the defense industry

The gross profit margin from the Equipment Manufacturing and Sales segment was relatively flat between the first quarters of fiscal 2018 and fiscal 2017, despite the lower revenue from Klein, primarily due to the mix of products sold. Klein products and Seamap products generally have similar gross profit margins, but both manufacturing operations have certain fixed costs which can negatively impact gross profit margins in periods of relatively lower revenues.

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended April 30,
	2017	2016
	($ in thousands)
Revenue:
Equipment leasing	$2,717	$3,608
Lease pool equipment sales	8,828	906
Other equipment sales	—	29

	11,545	4,543

	Three Months Ended April 30,
	2017	2016
	($ in thousands)
Cost of sales:
Direct costs-equipment leasing	944	752
Lease pool depreciation	4,181	6,873
Cost of lease pool equipment sales	6,139	415
Cost of other equipment sales	—	36

	11,264	8,076

Gross profit (loss)	$281	$(3,533)

Gross profit (loss) %	2%	(78)%

Equipment leasing revenues decreased approximately 25% in the first quarter of fiscal 2018 from the first quarter of fiscal 2017 due to lower land leasing revenues in essentially all geographic regions, except the Middle East and Latin America, between these periods. However, leasing revenues for the first quarter of fiscal 2018 were approximately 16% higher than in the fourth quarter of fiscal 2017. The regions with the biggest declines from the prior year were the United States, Canada and Europe. As discussed above, seismic exploration activity remains generally depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. From time to time, we sell equipment from our lease pool based on specific customer demand and as opportunities present themselves in order to redeploy our capital. Accordingly, these transactions tend to occur sporadically and are difficult to predict. Furthermore, the amount of the margin on a particular transaction can vary greatly based primarily upon the age of the equipment and the demand for such equipment. During the three months ended April 30, 2017, we sold certain lease pool equipment in a series of transactions, resulting in total proceeds of approximately $8.8 million. Of this amount approximately $4.5 million was received in cash during the quarter, with the balance to be received in 24 monthly installments. The deferred payments are secured by a lien on the equipment sold. The gross profit from sales of lease pool equipment for the three months ended April 30, 2017 and 2016 was approximately $2.7 million and $491,000, respectively. Demand for used lease pool equipment is depressed by the same factors affecting leasing services; however, we expect to continue to sell lease pool equipment from time to time.

Direct costs related to equipment leasing were approximately 34% of leasing revenues in the three months ended April 30, 2017. This compares with approximately 21% for the three months ended April 30, 2016. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three-month period ended April 30, 2017, lease pool depreciation decreased approximately 39% from the same period in the prior fiscal year. The decrease reflects the lower level of lease pool purchases, the sale of certain equipment and the effect of certain equipment becoming fully depreciated.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2017 were approximately $4.9 million compared to approximately $5.3 million for the three months ended April 30, 2016. General and administrative expenses in the three-month period ended April 30, 2017 declined by approximately 8% from the comparable fiscal 2016 period. The reduction in these expenses reflects the effect of our efforts to control such costs.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $581,000 and $652,000 in the three months ended April 30, 2017 and 2016, respectively.

Other Income (Expense)

Net interest expense for the three months ended April 30, 2017 was approximately $46,000 as compared to approximately $264,000 for the three months ended April 30, 2016. The differences between the periods reflect significantly lower average borrowings in fiscal 2018 as compared to fiscal 2017.

Other income and other expense relate primarily to foreign exchange gains and losses incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar, but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net loss of approximately $194,000 and a net gain of $174,000 in the three months ended April 30, 2017 and 2016, respectively. These net losses in the fiscal 2018 period resulted primarily from the weakening of the Singaporean dollar versus the U.S. dollar. Other of our operations have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net gains of approximately $33,000 and $212,000 in the three months ended April 30, 2017 and 2016, respectively.

Provision for Income Taxes

Our tax provision for the three months ended April 30, 2017 was approximately $229,000, despite a loss before income taxes. This is due mainly to the effect of foreign withholding taxes.

Liquidity and Capital Resources

Our principal sources of liquidity and capital in recent periods have been cash flows provided by operating activities, proceeds from the sale of lease pool equipment and proceeds from the issuance of preferred stock. As noted in footnote 6 – Long-term Debt and Notes Payable of the accompanying Condensed Consolidated Financial Statements, in March 2017 we paid all the outstanding obligations under our Credit Agreement and terminated that agreement, and in April 2017 we repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above and an increase in accounts and contracts receivable.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and proceeds from the issuance of preferred stock. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or other equity securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$1,112	$1,750
Net cash provided by investing activities	4,310	302
Net cash used in financing activities	(6,474)	(2,754)
Effect of changes in foreign exchange rates on cash and cash equivalents	(3)	(707)

Net decrease in cash and cash equivalents	$(1,055)	$(1,409)

As of April 30, 2017, we had working capital of approximately $26.9 million, including cash and cash equivalents and restricted cash of approximately $2.5 million, as compared to working capital of approximately $21.6 million, including cash and cash equivalents and restricted cash of approximately $3.5 million, at January 31, 2017. The increase in working capital resulted primarily from reductions in the current portion of long-term debt during the first three months of fiscal 2018.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $1.1 million in the first three months of fiscal 2018 as compared to approximately $1.8 million of net cash provided by operating activities in the first three months in fiscal 2017. The decrease between the two periods resulted primarily from the change in earnings between the periods, which was attributable to the industry trends described above, and an increase in accounts and contracts receivable.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the three months ended April 30, 2017 included purchases of seismic equipment held for lease totaling approximately $158,000, as compared to approximately $522,000 in the three months ended April 30, 2016. Due to the decline in demand for our rental equipment, we have significantly curtailed our purchases of lease pool equipment in recent periods. We expect additions to our lease pool for all of fiscal 2018 to total less than $1.0 million. We expect to fund these acquisitions with a combination of cash on hand and cash flow generated from operating activities.

In the first three months of fiscal 2018, proceeds from the sale of lease pool equipment totaled approximately $4.5 million compared to approximately $906,000 in the first three months of fiscal 2017. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities in the first three months of fiscal 2018 consists primarily of approximately $3.5 million of net payments under the Credit Agreement and $2.8 million of payments pursuant to the Seamap Credit Facility.

In June 2016, we completed a public offering of 320,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $25.00 per share, an annual dividend rate of 9.00%, has no maturity date, but may be redeemed at the option of the Company at any time after June 8, 2021 or upon a change of control of the Company. The Series A Preferred Stock is not convertible into shares of our common stock, except in limited situations arising from a change in control of the Company in which event the conversion would be subject to a limit on the maximum number of shares of common stock to be issued, and is not anticipated to grant holders with voting control of our Board of Directors. The net proceeds to us, after deducting underwriting discounts and offering costs, totaled approximately $6.8 million. We applied all net proceeds to amounts outstanding under the Credit Agreement. During the first quarter of fiscal 2018 we also issued 4,349 shares of Series A Preferred Stock under our ATM offering program. Net proceeds to us from these sales were approximately $100,000. Annual dividend requirements for the Series A Preferred Stock total approximately $782,000.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 30, 2017, we had provided approximately $403,000 of cash collateral to secure these obligations.

In March 2017, we paid all the outstanding obligations under our Credit Agreement and terminated that agreement and in April 2017, we repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. We currently do not have any line of credit or other bank credit facilities. We are engaged in discussions with a number of commercial banks regarding establishing one or more credit facilities. There can be no assurance that we will be able to establish any such facilities. Should we successfully conclude these discussions we anticipate the amount of credit available under the facilities will be significantly less than that available under the Credit Agreement and the Seamap Credit Facility. We would intend to use such facilities for short-term working capital needs and to support letter of credit requirements from time to time.

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia, have been indefinitely reinvested outside of the United States. The undistributed earnings have been reinvested through the purchase of lease pool equipment and other assets, strategic acquisitions, and additional working capital to support ongoing operations and expansion of the businesses. As of April 30, 2017, we estimate that the unrecognized deferred tax liability related to these items is immaterial.

As of April 30, 2017, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $1.8 million. All $1.8 million of these deposits could be distributed to the United States to repay inter-company indebtedness without any adverse tax consequences.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2017, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.5 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $150,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets. Approximately 41% of our net assets as of April 30, 2017 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of April 30, 2017, the Company had no outstanding borrowings subject to fluctuations in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

MITCHAM INDUSTRIES, INC.

Date: June 8, 2017	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Each exhibit identified below is part of this Form 10-Q. Exhibits filed with this Form 10-Q are designated by the cross symbol (†) and exhibits furnished with this Form 10-Q are designated by the asterisk symbol (*). All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1	(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

10.1	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc. and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2015	000-25142	10.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Guy Malden, Co-Chief Executive Officer, and Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document