Form 10-Q
period 2017-07-31
MITCHAM INDUSTRIES INC
filed 2017-09-08
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,089,339 shares of common stock, $0.01 par value, were outstanding as of September 6, 2017.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,916	$2,902
Restricted cash	236	609
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,419 and $3,716 at July 31, 2017 and January 31, 2017, respectively	12,439	15,830

Inventories, net	12,465	11,960
Prepaid income taxes	—	1,565
Prepaid expenses and other current assets	1,934	2,193

Total current assets	33,990	35,059
Seismic equipment lease pool and property and equipment, net	29,842	43,838
Intangible assets, net	8,536	9,012
Goodwill	3,997	3,997
Non-current prepaid income taxes	1,173	—
Long-term receivables net of allowance for doubtful accounts of $2,188 at July 31, 2017 and January 31, 2017	4,027	2,780
Other assets	29	28

Total assets	$81,594	$94,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770	$1,929
Current maturities – long-term debt	—	6,371
Deferred revenue	455	651
Income taxes payable	52	—
Accrued expenses and other current liabilities	4,366	4,514

Total current liabilities	6,643	13,465
Deferred tax liability	275	317

Total liabilities	6,918	13,782
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 380 and 343 shares issued and outstanding at July 31, 2017 and January 31, 2017, respectively	8,133	7,294
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at July 31, 2017 and January 31, 2017	140	140
Additional paid-in capital	121,861	121,401
Treasury stock, at cost (1,929 shares at July 31, 2017 and January 31, 2017)	(16,858)	(16,858)
Accumulated deficit	(28,881)	(20,451)
Accumulated other comprehensive loss	(9,719)	(10,594)

Total shareholders’ equity	74,676	80,932

Total liabilities and shareholders’ equity	$81,594	$94,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016
Revenues:
Equipment manufacturing and sales	$9,586	$5,754	$16,474	$12,942
Equipment leasing	977	1,634	3,694	5,242
Lease pool and other equipment sales	273	1,275	9,101	2,210

Total revenues	10,836	8,663	29,269	20,394

Cost of sales:
Cost of equipment manufacturing and sales	5,868	3,097	9,843	7,118
Direct costs—equipment leasing	540	785	1,484	1,537
Direct costs—lease pool depreciation	3,750	6,675	7,931	13,548
Cost of lease pool and other equipment sales	60	348	6,199	799

Total cost of sales	10,218	10,905	25,457	23,002

Gross profit (loss)	618	(2,242)	3,812	(2,608)
Operating expenses:
General and administrative	5,065	5,426	9,967	10,739
Depreciation and amortization	525	647	1,106	1,299

Total operating expenses	5,590	6,073	11,073	12,038

Operating loss	(4,972)	(8,315)	(7,261)	(14,646)
Other (expense) income:
Interest, net	17	(164)	(29)	(428)
Other, net	(52)	(612)	(153)	(161)

Total other expense	(35)	(776)	(182)	(589)

Loss before income taxes	(5,007)	(9,091)	(7,443)	(15,235)
Provision for income taxes	(357)	(435)	(586)	(734)

Net loss	$(5,364)	$(9,526)	$(8,029)	$(15,969)
Preferred stock dividends	(207)	(114)	(401)	(114)

Net loss available to common shareholders	$(5,571)	$(9,640)	$(8,430)	$(16,083)

Net loss per common share:
Basic	$(0.46)	$(0.80)	$(0.70)	$(1.33)

Diluted	$(0.46)	$(0.80)	$(0.70)	$(1.33)

Shares used in computing net loss per common share:
Basic	12,082	12,070	12,080	12,065
Diluted	12,082	12,070	12,080	12,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016
Net loss available to common shareholders	$(5,571)	$(9,640)	$(8,430)	$(16,083)
Change in cumulative translation adjustment	846	(237)	875	2,424

Comprehensive loss attributable to common shareholders	$(4,725)	$(9,877)	$(7,555)	$(13,659)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,029)	$(15,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,095	14,910
Stock-based compensation	461	433
Provision for inventory obsolescence	67	43
Gross profit from sale of lease pool equipment	(2,852)	(1,456)
Deferred tax benefit	(57)	(375)
Changes in working capital items:
Trade accounts and contracts receivable	5,877	8,769
Inventories	(107)	181
Prepaid expenses and other current assets	201	(673)
Income taxes payable	430	658
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(929)	(4,014)
Foreign exchange gains net of losses	(71)	577

Net cash provided by operating activities	4,086	3,084

Cash flows from investing activities:
Purchases of seismic equipment held for lease	(234)	(583)
Purchases of property and equipment	(128)	(77)
Sale of used lease pool equipment	6,020	2,169

Net cash provided by investing activities	5,658	1,509

Cash flows from financing activities:
Net payments on revolving line of credit	(3,500)	(9,400)
Payments on term loan and other borrowings	(2,807)	(1,612)
Net proceeds from preferred stock offering	774	7,117
Preferred stock dividends	(401)	(114)

Net cash used in financing activities	(5,934)	(4,009)
Effect of changes in foreign exchange rates on cash and cash equivalents	(169)	(857)

Net change in cash and cash equivalents	3,641	(273)
Cash and cash equivalents, beginning of period	3,511	3,769

Cash and cash equivalents, end of period	$7,152	$3,496

Supplemental cash flow information:
Interest paid	$120	$504
Income taxes paid	$159	$529
Purchases of seismic equipment held for lease in accounts payable at end of period	$42	$148

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

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2017 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2017, the results of operations for the three and six months ended July 31, 2017 and 2016, and the cash flows for the six months ended July 31, 2017 and 2016, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606), to provide guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2016, the FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, to give guidance on identifying performance obligations and licensing implementation related to revenue contracts with customers. In May 2016, the FASB further issued ASU No. 2016-12, Revenue from Contracts with Customers: (Topic 606) Narrow-Scope Improvements and Practical Expedients, to give guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. ASU 2014-09, ASU 2016-10 and ASU 2016-12 will be effective during the fiscal year ended January 31, 2019. The Company is evaluating the impact of these pronouncements on its financial statements.

4. Balance Sheet

	July 31, 2017	January 31, 2017
	(in thousands)
Accounts receivable	$16,250	$21,762
Contracts receivable	5,823	2,752

	22,073	24,514
Less long-term portion	(6,215)	(4,968)

Current accounts and contracts receivable	15,858	19,546
Less current portion of allowance for doubtful accounts	(3,419)	(3,716)

Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$12,439	$15,830

Contracts receivable consisted of $5.8 million due from four customers at July 31, 2017 and $2.8 million due from three customers as of January 31, 2017. The balance of contracts receivable at July 31, 2017 and January 31, 2017 consisted of contracts bearing interest at an average rate of approximately 2.9% and 2.2% respectively and with remaining repayment terms from one to 40 months. These contracts are related to lease pool equipment sales and are collateralized by the equipment sold. During the quarter ended April 30, 2017, the Company entered into a long-term contract receivable totaling approximately $3.8 million for the sale of lease pool equipment with the balance due in 24 equal monthly installments through March of 2019.

	July 31, 2017	January 31, 2017
	(in thousands)
Inventories:
Raw materials	5,446	$5,781
Finished goods	5,879	5,985
Work in progress	2,005	1,146

	13,330	12,912
Less allowance for obsolescence	(865)	(952)

Total inventories, net	$12,465	$11,960

	July 31, 2017	January 31, 2017
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$186,784	$219,001
Land and buildings	3,381	3,379
Furniture and fixtures	9,796	9,462
Autos and trucks	712	675

	200,673	232,517
Accumulated depreciation and amortization	(170,831)	(188,679)

Total seismic equipment lease pool and property and equipment, net	$29,842	$43,838

As of January 31, 2017, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2017 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of July 31, 2017.

5. Goodwill and Other Intangible Assets

	Weighted Average Life at 7/31/17	July 31, 2017			January 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$3,997			$3,997

Proprietary rights	5.4	$5,975	$(3,311)	2,664	$5,810	$(3,003)	2,807
Customer relationships	4.3	4,857	(2,050)	2,807	4,679	(1,656)	3,023
Patents	5.4	1,671	(666)	1,005	1,608	(558)	1,050
Trade name	8.8	889	(33)	856	884	(27)	857
Developed technology	8.4	1,430	(226)	1,204	1,430	(155)	1,275

Amortizable intangible assets		$14,822	$(6,286)	$8,536	$14,411	$(5,399)	$9,012

On January 31, 2016, based on a review of qualitative factors, the Company recorded an impairment of the goodwill associated with its Seamap reporting unit in the amount of $3.0 million. Also at January 31, 2016, the Company recorded impairment of approximately $600,000 related to certain identifiable intangible assets related to its leasing reporting unit.

As of January 31, 2017, the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our reporting units was greater than their carrying value. During the six months ended July 31, 2017 there have been no substantive indicators of additional impairment.

Amortizable intangible assets are amortized over their estimated useful lives of five to 15 years using the straight-line method. Aggregate amortization expense was $716,000 and $779,000 for the six months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2018	$774
2019	1,462
2020	1,462
2021	1,307
2022	841
2023 and thereafter	2,690

Total	$8,536

6. Long-Term Debt and Notes Payable

Long-term debt and notes payable consisted of the following (in thousands):

	July 31, 2017	January 31, 2017
Revolving line of credit	$—	$3,500
Term credit facility	—	2,800
Other equipment notes	—	71

	—	6,371
Less current portion	(—)	(6,371)

Long-term debt	$—	$—

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

The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the six months ended July 31, 2017 and 2016 were approximately $1.6 million and $16.4 million, respectively.

7. Income Taxes

For the six months ended July 31, 2017 the provision for income taxes was approximately $586,000 on a pre-tax net loss of $7.4 million, or an effective tax rate of -7.9%. For the six months ended July 31, 2016 the provision for income taxes was approximately $734,000 on a pre-tax net loss of $15.2 million, or an effective tax rate of -4.8%. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, state income and foreign withholding taxes, other tax adjustments, such as valuation allowances against deferred tax assets, and discrete items, including tax expense or benefit recognized for uncertain tax positions.

Non-current prepaid income taxes of approximately $1.2 million at July 31, 2017 and prepaid taxes of $1.6 million at January 31, 2017, consist primarily of foreign taxes.

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

The Company has determined that the undistributed earnings of foreign subsidiaries, other than branch operations in Colombia, have been indefinitely reinvested outside of the United States as of July 31, 2017.

For the six months ended July 31, 2017 and July 31, 2016, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

The Company adopted the provisions of ASU 2015-17 in fiscal 2017. Accordingly, all net deferred tax assets and liabilities are classified as long-term assets as of July 31, 2017 and January 31, 2017 in the accompanying Consolidated Balance Sheets. The Company also prospectively adopted the provisions of ASU 2016-09 beginning February 1, 2017. Accordingly, all excess tax benefits or deficiencies related to employee share-based payments are recognized as income tax benefits or expense in the accompanying Consolidated Statement of Operations and as operating activities in the accompanying Consolidated Statements of Cash Flows.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,082	12,070	12,080	12,065
Stock options	83	—	104	5
Unvested restricted stock	35	49	37	51

Total weighted average common share equivalents	118	49	141	56

Diluted weighted average common shares outstanding	12,200	12,119	12,221	12,121

For the three months ended July 31, 2017 and 2016 and the six months ended July 31, 2017 and 2016, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those period.

9. Related Party Transaction

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

On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Preferred Stock through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM program. For the three and six months ended July 31, 2017, the Company issued 32,623 and 36,972 shares of Preferred Stock under the ATM offering program, respectively. Gross proceeds from these sales for the three and six months ended July 31, 2017 were approximately $762,000 and $789,000 respectively and the Agent received compensation of approximately $15,000 and $16,000, respectively. The Non-Executive Chairman of the Company received no portion of this compensation.

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

11. Equity and Stock-Based Compensation

During the three months ended July 31, 2017, the Company’s Board of Directors declared quarterly dividends of $0.5625 per share for our Preferred Stock. See note 9 to our condensed consolidated financial statements.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2017 was approximately $237,000 and $461,000, respectively, and, during the three and six months ended July 31, 2016 was approximately $186,000 and $433,000, respectively.

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

Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2017	As of January 31, 2017
	Total Assets	Total Assets
	(in thousands)
Equipment Manufacturing and Sales	$39,327	$37,294
Equipment Leasing	42,345	57,544
Eliminations	(78)	(124)

Consolidated	$81,594	$94,714

Results for the three months ended July 31, 2017 and 2016 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2017	2016	2017	2016	2017	2016
Equipment Manufacturing and Sales	$9,662	$5,758	$850	$(421)	$882	$(734)
Equipment Leasing	1,271	2,909	(4,988)	(7,077)	(5,041)	(7,552)
Corporate expenses	—	—	(834)	(832)	(834)	(832)
Eliminations	(97)	(4)	—	15	(14)	27

Consolidated	$10,836	$8,663	$(4,972)	$(8,315)	$(5,007)	$(9,091)

Results for the six months ended July 31, 2017 and 2016 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2017	2016	2017	2016	2017	2016
Equipment Manufacturing and Sales	$16,573	$12,978	$1,234	$(219)	$995	$(1,186)
Equipment Leasing	12,816	7,452	(6,644)	(12,746)	(6,561)	(12,335)
Corporate expenses	—	—	(1,851)	(1,702)	(1,851)	(1,702)
Eliminations	(120)	(36)	—	21	(26)	(12)

Consolidated	$29,269	$20,394	$(7,261)	$(14,646)	$(7,443)	$(15,235)

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

The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Equipment Manufacturing and Sales	$9,662	$5,758	$16,573	$12,978
Equipment Leasing	1,271	2,909	12,816	7,452
Inter-segment sales	(97)	(4)	(120)	(36)

Total revenues	10,836	8,663	29,269	20,394

Cost of sales:
Equipment Manufacturing and Sales	5,943	3,116	9,942	7,174
Equipment Leasing	4,373	7,809	15,636	15,885
Inter-segment costs	(98)	(20)	(121)	(57)

Total cost of sales	10,218	10,905	25,457	23,002

Gross profit (loss)	618	(2,242)	3,812	(2,608)
Operating expenses:
General and administrative	5,065	5,426	9,967	10,739
Depreciation and amortization	525	647	1,106	1,299

Total operating expenses	5,590	6,073	11,073	12,038

Operating loss	$(4,972)	$(8,315)	$(7,261)	$(14,646)

EBITDA (1)	$(720)	$(1,574)	$1,681	$103
Adjusted EBITDA (1)	$(261)	$(597)	$8,697	$1,568
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(5,364)	$(9,526)	$(8,029)	$(15,969)
Interest (income) expense, net	(17)	164	29	428
Depreciation and amortization	4,304	7,353	9,095	14,910
Provision for income taxes	357	435	586	734

EBITDA (1)	(720)	(1,574)	1,681	103
Non-cash foreign exchange losses	167	493	361	319
Stock-based compensation	237	186	461	433
Cost of lease pool sales	55	298	6,194	713

Adjusted EBITDA (1)	$(261)	$(597)	$8,697	$1,568

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash provided by operating activities	$2,974	$1,335	$4,086	$3,084
Stock-based compensation	(237)	(186)	(461)	(433)
Provision for inventory obsolescence	(59)	—	(67)	(43)
Changes in trade accounts, contracts and notes receivable	(3,702)	(5,960)	(5,877)	(8,769)
Interest paid	28	166	120	504
Taxes paid, net of refunds	146	378	159	529
Gross profit from sale of lease pool equipment	163	965	2,852	1,456
Changes in inventory	(1,296)	116	107	(181)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	977	1,970	929	4,014
Changes in prepaid expenses and other current assets	348	423	(201)	673
Foreign exchange gains net of losses	23	(696)	71	(577)
Other	(85)	(85)	(37)	(154)

EBITDA (1)	$(720)	$(1,574)	$1,681	$103

(1)	EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales and stock-based compensation. This definition of Adjusted EBITDA is consistent with the definition in the Credit Agreement. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements. The Credit Agreement contained financial covenants based on EBITDA or Adjusted EBITDA. Management believes that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

Seismic equipment leasing is susceptible to weather patterns in certain geographic regions. In Canada and Russia, a significant percentage of the seismic survey activity normally occurs in the winter months, from December through March or April. During the months in which the weather is warmer, certain areas are not accessible to trucks, earth vibrators and other heavy equipment because of the unstable terrain. Accordingly, our first and fourth quarters have historically produced higher leasing revenues than the second and third quarters. However, in recent periods the effect of this historical seasonality has been less pronounced due to the significant decline in seismic exploration activity in Canada and Russia.    In other areas of the world, periods of heavy rain can impair seismic operations. These periods of inclement weather can impact our results of operations; however, there is no historical trend as to the timing of such impact. When these weather events do occur, in many cases we are able to transfer our equipment from one region to another in order to deal with seasonal demand and to increase our equipment utilization. Our results of operations, particularly those of our Equipment Leasing segment, can also experience fluctuations in activity levels due to matters unrelated to seasonal or weather factors. These factors include the periodic shift of seismic exploration activity from one geographic region to another and difficulties encountered by our customers due to permitting and other logistical challenges. For further information, refer to Item 1A- “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Business Outlook

We experienced a significant decline over the past several years in our Equipment Leasing segment and in that portion of our Equipment Manufacturing and Sales segment related to oil and gas exploration activities. The revenues of our Equipment Leasing segment, and to a lesser degree our Equipment Manufacturing and Sales segment, correlate to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors which, in turn, are affected by expectations regarding supply and demand for oil and natural gas, energy prices and exploration and development costs. We believe the significant decline in global oil prices that occurred during fiscal 2016 resulted in a corresponding decline in oil and gas exploration activities, particularly seismic exploration programs. Although oil prices have recovered somewhat from their historical lows, prices remain well below historical highs and much uncertainty remains regarding future pricing. The seismic industry, in general, and our business in particular, have been negatively affected by the decline in commodity prices and oil and gas exploration activity.

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

Demand for Klein’s products is generally not dependent upon activity within the oil and gas industry. Customers for these products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Although revenue from the sale of Klein products in the first half of fiscal 2018 has been below our expectations, we have begun to see an increase in order bookings and inquiries which we believe is indicative of an improved second half of fiscal 2018 in that part of our business.

One of our strategies is to reduce our dependence on oil and gas exploration activity by expanding our manufacturing operations with products and services that are not solely dependent on this segment of the industry. We believe there are a number of opportunities to expand the product offering of our Equipment Manufacturing and Sales segment. These opportunities include new internally developed products, the acquisition of technology that will produce new products, the acquisition of product lines from others and the acquisition of other businesses.

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

Demand for the rental of land seismic exploration equipment varies by geographic region. For the six months ended July 31, 2017 we experienced some increased demand in North America, but incremental activity is sporadic and competition is very high in the region.    For the remainder of fiscal 2018 we expect demand for our equipment to be primarily in Europe, South America and North America. Activity in Russia has been, and is expected to remain, restrained due to economic issues and trade restrictions impacting that region. We do anticipate opportunities for projects in other parts of the world, including North Africa and the Middle East region, some of which could be significant. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects.

Marine leasing activity has declined significantly over the past several years due in large part, we believe, to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels, an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue to impact leasing activity and pricing through fiscal 2018.

We have experienced an increase in inquiries for downhole seismic equipment and have participated in some projects in the first half of fiscal 2018, but we expect demand for this equipment to remain subdued, increasing marginally during the remainder of fiscal 2018. This equipment is most often used in applications related to the development of oil and gas properties, such as hydraulic fracturing monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.

The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, we could see a material change in the level of our business and our income from operations.

Accordingly, we believe a number of factors have negatively affected, and will continue to affect, our business, particularly our Equipment Leasing segment. These factors include reduced demand for seismic services and related equipment, an excess of supply of seismic exploration equipment, increased competition among suppliers of seismic exploration equipment and a reduction in pricing for the sale or rental of both new and used seismic exploration equipment. In the six months ended July 31, 2017 we have experienced increased activity in our seismic business in the form of inquiries, bids and proposals. Although there are early indications that this market is improving, we believe the recovery will be gradual and expect only marginal improvement in the second half of fiscal 2018. Furthermore, we believe it is unlikely that the financial results of our Equipment Leasing segment will return to levels seen in fiscal 2015 in the foreseeable future.

In order to address the changes in circumstances discussed above we have implemented a strategy which includes the following:

•	Increased emphasis on our Equipment Manufacturing and Sales segment. We intend to expand our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the acquisition of Klein in fiscal 2016.

•	Redeploy capital from lease pool. We expect our Equipment Leasing segment to remain an important component of our business. However, we believe there are opportunities to selectively sell certain lease pool assets and redeploy that capital in order to invest in other opportunities.

•	Selectively invest in new lease pool assets. Due to the increased competition and challenging economic conditions in the seismic equipment industry, we intend to limit future acquisitions of lease pool assets to situations that enhance the value of our existing assets or in which we enjoy a competitive advantage due to pricing, operational considerations or exclusivity arrangements.

•	Continually monitor and assess overhead and administrative cost structures. We will continue to monitor and proactively manage our overhead and administrative cost structures to ensure we are providing the necessary support to our operations and customers in a cost efficient and economical manner as the strategy is implemented.

•	Maintain a capital structure with limited leverage. Historically, we have utilized short-term commercial banking facilities to temporarily finance capital expenditures and business acquisitions. Due to conditions within the oil and gas industry, including our own recent financial results, and associated regulatory pressures, access to such capital has become more limited and may not be available to us in amounts historically available. Accordingly, we have reduced our exposure to short-term credit facilities. During the first quarter of fiscal 2018 we repaid all outstanding obligations under our Credit Agreement and terminated that agreement, and all repaid outstanding obligations under our Seamap Credit Facility and cancelled that facility. In the future, we intend to rely on other sources of expansion capital, including cash flow provided by operations, proceeds from the sale of lease pool assets, the issuance of debt securities and the issuance of equity securities.

Consistent with the strategy discussed above, we continually monitor the composition of our lease pool in relation to general industry conditions and customer requirements. As a result of this, from time to time we may seek to reduce the amount of certain types of equipment in our lease pool or to completely divest ourselves of certain types of equipment. During the first half of fiscal 2018 we completed several lease pool equipment sale transactions with approximately $6.2 million net book value of lease pool equipment sold. Sales of lease pool equipment are reflected in our consolidated results of operations as “Lease pool equipment sales”. We also analyze the demand for the types and amount of equipment within various geographic regions and will move equipment among our various locations as warranted.

In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we have significantly reduced our purchases of lease pool equipment from historical levels. During fiscal 2017, we added approximately $441,000 to our lease pool, as compared to approximately $2.4 million in fiscal 2016 and approximately $11.8 million in fiscal 2015. For the six months ended July 31, 2017 we added approximately $228,000 to our lease pool, and expect lease pool additions in fiscal 2018 to be at a level similar to that in fiscal 2017. We expect any such additions will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.

A significant portion of our revenues are generated from foreign sources. For fiscal 2017, revenue from international customers totaled approximately $34.7 million, or about 85% of consolidated revenue. For the six months ended July 31, 2017 revenue from international customers totaled approximately $20.2 million, or roughly 69% of consolidated revenue; however, this period included sales of lease pool equipment in the United States, and accordingly, we do not think this is indicative of future periods. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars and Russian rubles. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past several years, except as described above.

Results of Operations

Revenues for the three months ended July 31, 2017 were approximately $10.8 million compared to approximately $8.7 million for the three months ended July 31, 2016. For the six months ended July 31, 2017 revenues were approximately $29.3 million, compared to approximately $20.4 million for the six months ended July 31, 2016. The increase in the three-month period is due to incremental manufactured equipment sales, partially offset by lower lease pool equipment sales and a decline in equipment leasing revenue between the periods. The increase in the fiscal 2017 six-month period compared to the prior year is primarily due to a large lease pool equipment sale in the first quarter of fiscal 2018 and higher manufactured equipment sales. For the three months ended July 31, 2017, we generated an operating loss of approximately $5.0 million, compared to an operating loss of approximately $8.3 million for the three months ended July 31, 2016. For the six months ended July 31, 2017 our operating loss was approximately $7.3 million, compared to approximately $14.6 million for the six months ended July 31, 2016.The decrease in operating loss in the fiscal 2018 periods as compared to the same periods a year ago is due primarily to contribution from incremental manufactured equipment and lease pool equipment sales, plus lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Equipment Manufacturing and Sales

Revenues and cost of sales from our Equipment Manufacturing and Sales segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Seamap	$7,490	$2,208	$12,377	$7,126
Klein	1,002	2,326	1,939	4,462
SAP	1,622	1,332	2,911	1,813
Intra-segment sales	(452)	(108)	(654)	(423)

	9,662	5,758	16,573	12,978
Cost of sales:
Seamap	4,206	900	6,767	3,439
Klein	944	1,390	1,677	2,861
SAP	1,245	934	2,262	1,297
Intra-segment sales	(452)	(108)	(764)	(423)

	5,943	3,116	9,942	7,174

Gross profit	$3,719	$2,642	$6,631	$5,804

Gross profit margin	38%	46%	40%	45%

The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. Seamap revenues for the second quarter of fiscal 2018 increased 239% from the second quarter of fiscal 2017 and 73.6% for the six months ended July 31, 2017, due to sales of completed systems in the first and second quarters of fiscal 2018. We expect to complete and deliver additional systems in the second half of the year.

Demand for Klein’s products relates primarily to activity within the hydrographic and oceanographic industries. Such demand is not subject to significant seasonal factors, but sales can vary significantly from quarter to quarter based on the requirements of specific projects. Klein’s revenues declined in the three and six month periods ended July 31, 2017 compared to the three and six month periods ended July 31, 2016. Although revenue at Klein was lower than expected in the first half of fiscal 2018, we have begun to see an increase in order bookings and inquiries which we believe is indicative of an improved second half of fiscal 2018 in that part of our business.

SAP’s revenues are also attributable to activity within the hydrographic and oceanographic industry and can vary significantly from quarter to quarter based on the requirements of specific programs. In the three and six month periods ended July 31, 2017 sales of products by SAP were approximately $300,000 and $1.1 million higher, respectively, compared to the prior year periods. SAP completed two large system sales to defense industry customers in the first half of 2018. Based on pending orders, we expect SAP to produce higher revenues in the second half of fiscal 2018 than in the first six months of the fiscal year.

The gross profit margin from the Equipment Manufacturing and Sales segment decreased between the three and six month periods ended July 31, 2017 compared to the three and six month periods ended July 31, 2016. The decrease is due primarily to lower revenue from Klein, and more specifically due to the mix of products sold. Furthermore, while Klein and Seamap products generally have similar gross profit margins, both manufacturing operations have certain fixed costs which can negatively impact gross profit margins in periods of relatively lower revenues.

Equipment Leasing

Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
Equipment leasing	$977	$1,634	$3,694	$5,242
Lease pool equipment sales	228	1,263	9,062	2,169
Other equipment sales	66	12	60	41

	1,271	2,909	12,816	7,452
Cost of sales:
Direct costs-equipment leasing	561	785	1,505	1,537
Lease pool depreciation	3,750	6,675	7,931	13,548
Cost of lease pool equipment sales	66	298	6,195	713
Cost of other equipment sales	(4)	51	5	87

	4,373	7,809	15,636	15,885

Gross loss	$(3,102)	$(4,900)	$(2,820)	$(8,433)

Equipment leasing revenues decreased approximately 40% in the second quarter of fiscal 2018 from the second quarter of fiscal 2017 and approximately 30% in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 due to lower land leasing revenues in essentially all geographic regions. The regions with the biggest declines from the prior year were the United States and Europe. As discussed above, current seismic exploration activity is generally very depressed. Our land leasing operations in the Western Hemisphere have been most affected by the decline in activity. Historically, our first quarter has generated the largest leasing revenues due to the impact of seasonal activity in Canada and Russia. However, in the six months ended July 31, 2017 there was very little leasing activity in either Canada or Russia. Accordingly, we do not expect the same seasonal variations in our leasing revenues in fiscal 2018.

From time to time, based on specific customer demand and as opportunities present themselves, we sell equipment from our lease pool in order to redeploy our capital. As a result, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly, based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three month periods ended July 31, 2017 and 2016 was approximately $162,000 and $965,000, respectively. For the six month periods ended July 31, 2017 and 2016 the gross profit from the sale of lease pool equipment was approximately $2.9 million and $1.5 million, respectively. Although demand for used lease pool equipment is depressed by the same factors affecting leasing services, we expect to continue to sell lease pool equipment from time to time as opportunities arise.

Direct costs related to equipment leasing were approximately 57% and 41% of leasing revenues in the three and six month periods ended July 31, 2017, respectively. This compares with approximately 48% and 29% for the three and six month periods ended July 31, 2016, respectively. The increase in direct costs as a percentage of revenue is mainly because a significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three and six month periods ended July 31, 2017, lease pool depreciation decreased approximately 44% and 41%, respectively, from the same periods in the prior fiscal year. The decrease reflects the significant sales of lease pool equipment, lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Operating Expenses

General and administrative expenses for the three months ended July 31, 2017 were approximately $5.1 million compared to approximately $5.4 million for the three months ended July 31, 2016. General and administrative expenses for the six months ended July 31, 2017 and 2016 were approximately $10.0 million and $10.7 million, respectively, reflecting our ongoing efforts to actively manage these costs.

Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $525,000 and $1.1 million in the three and six month periods ended July 31, 2017, respectively, as compared to approximately $647,000 and $1.3 million in the three and six month periods ended July 31, 2016, respectively.

Other Income (Expense)

Net interest income for the three months ended July 31, 2017 was approximately $17,000 compared to net interest expense of $164,000 for the three months ended July 31, 2016. Net interest expense for the six months ended July 31, 2017 was $29,000 as compared to approximately $428,000 for the six months ended July 31, 2016. The decrease in net interest expense reflects the impact of lower average borrowings.

Other income and other expense relate primarily to foreign exchange gains and losses incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net loss of approximately $167,000 and $493,000 in the three months ended July 31, 2017 and 2016, respectively. The net losses incurred in the fiscal 2018 period resulted primarily from the strengthening of the Canadian and Singaporean dollar versus the U.S. dollar. Certain other of our entities have the U.S. dollar as their functional currency but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in and a net gain of approximately $55,000 in the three months ended July 31, 2017 and a net loss of approximately $198,000 in the three months ended July 31, 2016.

Provision for Income Taxes

Our tax provision for the three and six month periods ended July 31, 2017 was approximately $357,000 and approximately $586,000, respectively. Our tax provision for the three and six month periods ended July 31, 2016 was approximately $435,000 and approximately $734,000, respectively. We recorded tax provision in the three and six month periods ended July 31, 2017 and 2016 despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes.

Liquidity and Capital Resources

Our principal sources of liquidity and capital in recent periods have been cash flows provided by operating activities, proceeds from the sale of lease pool equipment and net proceeds from the issuance of preferred stock. As discussed in footnote 6 – Long-term Debt and Notes Payable of the accompanying Condensed Consolidated Financial Statements, in the first quarter of fiscal 2018 we paid all the outstanding obligations under our Credit Agreement and terminated that agreement, and we repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above and a decrease in accounts and contracts receivable.

We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and net proceeds from the issuance of preferred stock. We may also generate cash from the sale of additional lease pool equipment from time to time. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or other equity securities.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$4,086	$3,084
Net cash provided by investing activities	5,658	1,509
Net cash used in financing activities	(5,934)	(4,009)
Effect of changes in foreign exchange rates on cash and cash equivalents	(169)	(857)

Net increase (decrease) in cash and cash equivalents	$3,641	$(273)

As of July 31, 2017, we had working capital of approximately $27.3 million, including cash and cash equivalents and restricted cash of approximately $7.2 million, as compared to working capital of approximately $21.6 million, including cash and cash equivalents and restricted cash of approximately $3.5 million, at January 31, 2017. The increase in working capital resulted primarily from cash provided by operating activities during the first six months of fiscal 2018.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $4.1 million in the first six months of fiscal 2018 as compared to approximately $3.1 million of net cash provided by operating activities in the first six months in fiscal 2017. The increase between the two periods resulted primarily from the change in earnings between the periods, which was attributable to the industry trends described above.

Cash Flows from Investing Activities. Net cash flows used in investing activities for the six months ended July 31, 2017 included purchases of seismic equipment held for lease totaling approximately $234,000, as compared to approximately $583,000 in the six months ended July 31, 2016. Due to the decline in demand for our rental equipment, we have significantly curtailed our purchases of lease pool equipment in recent periods. We expect additions to our lease pool for all of fiscal 2018 to total less than $1.0 million. We expect to fund these purchases with a combination of cash on hand and cash flow generated from operating activities.

In the first six months of fiscal 2018, proceeds from the sale of lease pool equipment totaled approximately $6.0 million compared to approximately $2.2 million in the first six months of fiscal 2017. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

Cash Flows from Financing Activities. Net cash used in financing activities in the first six months of fiscal 2018 consists primarily of approximately $3.5 million of net payments under the Credit Agreement and $2.8 million of payments pursuant to the Seamap Credit Facility.

In June 2016, we completed a public offering of 320,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $25.00 per share, an annual dividend rate of 9.00%, has no maturity date, but may be redeemed at the option of the Company at any time after June 8, 2021 or upon a change of control of the Company. The Series A Preferred Stock is not convertible into shares of our common stock, except in limited situations arising from a change in control of the Company in which event the conversion would be subject to a limit on the maximum number of shares of common stock to be issued, and is not anticipated to grant holders with voting control of our Board of Directors. The net proceeds to us, after deducting underwriting discounts and offering costs, totaled approximately $6.8 million. We applied all net proceeds to amounts outstanding under the Credit Agreement. During the three and six months ended July 31, 2017, we also issued 32,623 and 36,972 shares of Series A Preferred Stock under our ATM offering program, respectively (see footnote 9-Related Party Transaction). Net proceeds to us from these sales during the three and six months ended July 31, 2017 were approximately $747,000 and $774,000, respectively. Based on the Series A Preferred Stock outstanding at July 31, 2017, annual dividend requirements are approximately $855,000.

In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of July 31, 2017, we had provided approximately $236,000 of cash collateral to secure these obligations.

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

We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia, have been indefinitely reinvested outside of the United States. The undistributed earnings have been reinvested through the purchase of lease pool equipment and other assets, strategic acquisitions, and additional working capital to support ongoing operations and expansion of the businesses. As of July 31, 2017, we estimate that the unrecognized deferred tax liability related to these items is immaterial.

As of July 31, 2017, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $6.6 million. We believe all $6.6 million of these deposits could be distributed to the United States without any adverse tax consequences.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2017, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.3 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $130,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.

Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets. Approximately 43% of our net assets as of July 31, 2017 were impacted by changes in foreign currencies in relation to the United States dollar.

Interest Rate Risk

As of July 31, 2017, the Company had no outstanding borrowings subject to fluctuations in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: September 8, 2017	/s/ Robert P. Capps
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