Form 10-Q
period 2017-10-31
MITCHAM INDUSTRIES INC
filed 2017-12-07
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,089,339 shares of common stock, $0.01 par value, were outstanding as of December 6, 2017.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,541	$2,902
Restricted cash	229	609
Accounts and contracts receivable, net of allowance for doubtful accounts of $2,965 and $3,716 at October 31, 2017 and January 31, 2017, respectively	12,165	15,830

Inventories, net	11,940	11,960
Prepaid income taxes	—	1,565
Prepaid expenses and other current assets	2,135	2,193
Total current assets	33,010	35,059
Seismic equipment lease pool and property and equipment, net	26,372	43,838
Intangible assets, net	8,151	9,012
Goodwill	3,997	3,997
Non-current prepaid income taxes	1,167	—
Long-term receivables, net of allowance for doubtful accounts of $2,188 at October 31, 2017 and January 31, 2017	4,071	2,780
Other assets	29	28
Total assets	$76,797	$94,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,118	$1,929
Current maturities – long-term debt	—	6,371
Deferred revenue	236	651
Income taxes payable	329	—
Accrued expenses and other current liabilities	3,669	4,514
Total current liabilities	6,352	13,465
Deferred tax liability	296	317
Total liabilities	6,648	13,782
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 425 and 343 shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	9,144	7,294
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at October 31, 2017 and January 31, 2017	140	140
Additional paid-in capital	122,087	121,401
Treasury stock, at cost (1,929 shares at October 31, 2017 and January 31, 2017)	(16,858)	(16,858)
Accumulated deficit	(34,391)	(20,451)
Accumulated other comprehensive loss	(9,973)	(10,594)
Total shareholders’ equity	70,149	80,932
Total liabilities and shareholders’ equity	$76,797	$94,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016
Revenues:
Equipment manufacturing and sales	$5,955	$5,251	$22,429	$18,193
Equipment leasing	2,071	2,577	5,765	7,819
Lease pool and other equipment sales	618	229	9,719	2,439
Total revenues	8,644	8,057	37,913	28,451
Cost of sales:
Cost of equipment manufacturing and sales	3,132	2,944	12,975	10,062
Direct costs—equipment leasing	822	739	2,306	2,276
Direct costs—lease pool depreciation	3,578	6,428	11,509	19,976
Cost of lease pool and other equipment sales	211	83	6,410	882
Total cost of sales	7,743	10,194	33,200	33,196
Gross profit (loss)	901	(2,137)	4,713	(4,745)
Operating expenses:
General and administrative	5,178	5,039	15,145	15,778
Depreciation and amortization	516	558	1,622	1,857
Total operating expenses	5,694	5,597	16,767	17,635
Operating loss	(4,793)	(7,734)	(12,054)	(22,380)
Other income (expense):
Interest, net	52	(111)	23	(539)
Other, net	46	287	(107)	126
Total other income (expense)	98	176	(84)	(413)
Loss before income taxes	(4,695)	(7,558)	(12,138)	(22,793)
(Provision) benefit for income taxes	(586)	228	(1,172)	(506)
Net loss	$(5,281)	$(7,330)	$(13,310)	$(23,299)
Preferred stock dividends	(229)	(180)	(630)	(294)
Net loss available to common shareholders	$(5,510)	$(7,510)	$(13,940)	$(23,593)
Net loss per common share:
Basic	$(0.46)	$(0.62)	$(1.15)	$(1.96)
Diluted	$(0.46)	$(0.62)	$(1.15)	$(1.96)
Shares used in computing net loss per common share:
Basic	12,087	12,075	12,082	12,068
Diluted	12,087	12,075	12,082	12,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss available to common shareholders	$(5,510)	$(7,510)	$(13,940)	$(23,593)
Change in cumulative translation adjustment	(254)	(748)	621	1,676
Comprehensive loss attributable to common shareholders	$(5,764)	$(8,258)	$(13,319)	$(21,917)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,310)	$(23,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,219	21,927
Stock-based compensation	685	587
Provision for inventory obsolescence	58	65
Gross profit from sale of lease pool equipment	(3,080)	(1,420)
Deferred tax benefit	(31)	(582)
Changes in working capital items:
Trade accounts and contracts receivable	5,129	10,308
Inventories	79	471
Prepaid expenses and other current assets	207	(893)
Income taxes payable	714	384
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(1,244)	(4,242)
Foreign exchange gains net of losses	(252)	381
Net cash provided by operating activities	2,174	3,687
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(321)	(604)
Purchases of property and equipment	(276)	(117)
Sale of used lease pool equipment	6,690	2,256
Net cash provided by investing activities	6,093	1,535
Cash flows from financing activities:
Net payments on revolving line of credit	(3,500)	(9,400)
Payments on term loan and other borrowings	(2,807)	(2,414)
Net proceeds from preferred stock offering	1,847	6,975
Preferred stock dividends	(630)	(294)
Purchase of treasury stock	—	(2)
Net cash used in financing activities	(5,090)	(5,135)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	82	(624)
Net change in cash, cash equivalents and restricted cash	3,259	(537)
Cash, cash equivalents and restricted cash, beginning of period	3,511	3,769
Cash, cash equivalents and restricted cash, end of period	$6,770	$3,232
Supplemental cash flow information:
Interest paid	$84	$610
Income taxes paid	$436	$705
Purchases of seismic equipment held for lease in accounts payable at end of period	$65	$160
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Mitcham Industries, Inc. (for purposes of these notes, the “Company”) was incorporated in Texas in 1987. The Company, through its wholly owned subsidiaries, Seamap International Holdings Pte, Ltd. (“Seamap”) and Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore and the United Kingdom. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its corporate headquarters in the United States, its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. All intercompany transactions and balances have been eliminated in consolidation.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2017 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2017, the results of operations for the three and nine months ended October 31, 2017 and 2016, and the cash flows for the nine months ended October 31, 2017 and 2016, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2018.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this new standard as of February 1, 2017, utilizing the prospective transition method. As a result, the Company now recognizes all excess tax charges or benefits as income tax expense or benefit in the accompanying Consolidated Statements of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. ASU No. 2016-02 will be effective during the fiscal year ended January 31, 2020. The Company is evaluating the impact of ASU No. 2016-02 on its financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients . ASU 2014-09, as amended, (the “Revenue Standard”) supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. The Revenue Standard will be effective during the fiscal year ended January 31, 2019.
The Company will adopt the Revenue Standard in the first quarter of fiscal 2018. The Company is currently analyzing its most significant revenue streams including those most likely to be impacted by the Revenue Standard. The Company anticipates that the adoption of the Revenue Standard will primarily affect the Equipment Manufacturing and Sales segment. Under the new standard, the Company expects that recognition of equipment sales revenues for certain contracts may be accelerated, but not materially different. Revenues for these contracts will be estimated and allocated over the life of the contract rather than recognized when equipment is delivered. The Company is continuing to evaluate the effect that the adoption will have on its financial statements, disclosures, and related internal controls. The Company plans to use the modified retrospective method to adopt the Revenue Standard.
4. Balance Sheet

	October 31, 2017	January 31, 2017
	(in thousands)
Accounts receivable	$16,015	$21,762
Contracts receivable	5,374	2,752
	21,389	24,514
Less long-term portion	(6,259)	(4,968)
Current accounts and contracts receivable	15,130	19,546
Less current portion of allowance for doubtful accounts	(2,965)	(3,716)
Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$12,165	$15,830
Contracts receivable consisted of $5.4 million due from four customers at October 31, 2017 and $2.8 million due from three customers as of January 31, 2017. The balance of contracts receivable at October 31, 2017 and January 31, 2017 consisted of contracts bearing interest at an average rate of approximately 2.8% and 2.2% respectively and with remaining repayment terms from 1 to 40 months. These contracts are related to lease pool equipment sales and are collateralized by the equipment sold. During the quarter ended April 30, 2017, the Company entered into a long-term contract receivable totaling approximately $3.8 million for the sale of lease pool equipment with the balance due in 24 equal monthly installments through March of 2019.

	October 31, 2017	January 31, 2017
	(in thousands)
Inventories:
Raw materials	$5,157	$5,781
Finished goods	5,642	5,985
Work in progress	2,003	1,146
	12,802	12,912
Less allowance for obsolescence	(862)	(952)
Total inventories, net	$11,940	$11,960

	October 31, 2017	January 31, 2017
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$185,304	$219,001
Land and buildings	3,380	3,379
Furniture and fixtures	9,904	9,462
Autos and trucks	701	675
	199,289	232,517
Accumulated depreciation and amortization	(172,917)	(188,679)
Total seismic equipment lease pool and property and equipment, net	$26,372	$43,838
As of January 31, 2017, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2017 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of October 31, 2017.
5. Goodwill and Other Intangible Assets

	Weighted Average Life at 10/31/2017	October 31, 2017			January 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Goodwill		$3,997			$3,997
Proprietary rights	5.1	$5,973	$(3,430)	2,543	$5,810	$(3,003)	2,807
Customer relationships	4.1	4,835	(2,206)	2,629	4,679	(1,656)	3,023
Patents	5.2	1,663	(705)	958	1,608	(558)	1,050
Trade name	8.6	889	(36)	853	884	(27)	857
Developed technology	8.2	1,430	(262)	1,168	1,430	(155)	1,275
Amortizable intangible assets		$14,790	$(6,639)	$8,151	$14,411	$(5,399)	$9,012
On January 31, 2016, based on a review of qualitative factors, the Company recorded an impairment of the goodwill associated with its Seamap reporting unit in the amount of $3.0 million. The Seamap reporting unit is included in the Equipment Manufacturing and Sales segment. Also at January 31, 2016, the Company recorded impairment of approximately $600,000 related to certain identifiable intangible assets related to its Equipment Leasing segment.
As of January 31, 2017, the Company completed the annual review of goodwill and other intangible assets. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our reporting units was greater than their carrying value. During the nine months ended October 31, 2017 there have been no substantive indicators of additional impairment.
Amortizable intangible assets are amortized over their estimated useful lives of five to 15 years using the straight-line method. Aggregate amortization expense was $1.1 million for the nine months ended October 31, 2017 and 2016.

As of October 31, 2017, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2018	$364
2019	1,458
2020	1,458
2021	1,310
2022	838
2023 and thereafter	2,723

Total	$8,151

6. Long-Term Debt and Notes Payable
Long-term debt and notes payable consisted of the following (in thousands):

	October 31, 2017	January 31, 2017
Revolving line of credit	$—	$3,500
Term credit facility	—	2,800
Other equipment notes	—	71
	—	6,371
Less current portion	—	(6,371)
Long-term debt	$—	$—
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
The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the nine months ended October 31, 2017 and 2016 were approximately $1.1 million and $13.9 million, respectively.
7. Income Taxes
For the nine months ended October 31, 2017 the provision for income taxes was approximately $1.2 million on a pre-tax net loss of $12.1 million, or an effective tax rate of -9.7%. For the nine months ended October 31, 2016 the provision for income taxes was approximately $506,000 on a pre-tax net loss of $22.8 million, or an effective tax rate of -2.2%. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, state income and foreign withholding taxes, other tax adjustments, such as valuation allowances against deferred tax assets, and discrete items.
Non-current prepaid income taxes of approximately $1.2 million at October 31, 2017 and prepaid taxes of $1.6 million at January 31, 2017, consist primarily of foreign taxes.
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
The Company has determined that the undistributed earnings of foreign subsidiaries, other than branch operations in Colombia, have been indefinitely reinvested outside of the United States as of October 31, 2017.
For the nine months ended October 31, 2017 and October 31, 2016, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

The Company adopted the provisions of ASU 2015-17 in fiscal 2017. Accordingly, all net deferred tax assets and liabilities are classified as long-term assets as of October 31, 2017 and January 31, 2017 in the accompanying Condensed Consolidated Balance Sheets. The Company also prospectively adopted the provisions of ASU 2016-09 beginning February 1, 2017. Accordingly, all excess tax benefits or deficiencies related to employee share-based payments are recognized as income tax benefits or expense in the accompanying Consolidated Statement of Operations and as operating activities in the accompanying Consolidated Statements of Cash Flows.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,087	12,075	12,082	12,068
Stock options	35	8	81	6
Unvested restricted stock	28	37	34	46
Total weighted average common share equivalents	63	45	115	52
Diluted weighted average common shares outstanding	12,150	12,120	12,197	12,120

For the three months ended October 31, 2017 and 2016 and the nine months ended October 31, 2017 and 2016, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those period.
9. Related Party Transaction
On June 8, 2016, the Company issued 320,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share, pursuant to an underwriting agreement, dated June 2, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. The underwriter received underwriting discounts and commissions totaling $440,000 in connection with this offering. In addition, the underwriter received a structuring fee equal to 0.50% of the gross proceeds from this offering, or $40,000.    The Non-Executive Chairman of the Company received no direct compensation for these commissions, discounts and fees.
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Preferred Stock through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM program. For the three and nine months ended October 31, 2017, the Company issued 44,932 and 81,904 shares of Preferred Stock under the ATM offering program, respectively. Gross proceeds from these sales for the three and nine months ended October 31, 2017 were approximately $1.0 million and $1.9 million respectively and the Agent received compensation of approximately $20,000 and $37,000, respectively. The Non-Executive Chairman of the Company received no portion of this compensation.
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
11. Equity and Stock-Based Compensation
During the three months ended October 31, 2017, the Company’s Board of Directors declared quarterly dividends of $0.5625 per share for our Preferred Stock. See note 9 to our condensed consolidated financial statements.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2017 was approximately $224,000 and $685,000, respectively, and, during the three and nine months ended October 31, 2016 was approximately $154,000 and $587,000, respectively.
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
Financial information by business segment is set forth below (net of any allocations):

	As of October 31, 2017	As of January 31, 2017
	Total Assets	Total Assets
	(in thousands)
Equipment Manufacturing and Sales	$39,258	$37,294
Equipment Leasing	37,602	57,544
Eliminations	(63)	(124)
Consolidated	$76,797	$94,714
Results for the three months ended October 31, 2017 and 2016 were as follows (in thousands):

	Revenues		Operating loss		Income (loss) before taxes
	2017	2016	2017	2016	2017	2016
Equipment Manufacturing and Sales	$5,992	$5,251	$(74)	$(647)	$4	$(513)
Equipment Leasing	2,730	2,806	(3,927)	(6,341)	(3,933)	(6,292)
Corporate expenses	—	—	(792)	(688)	(792)	(688)
Eliminations	(78)	—	—	(58)	26	(65)
Consolidated	$8,644	$8,057	$(4,793)	$(7,734)	$(4,695)	$(7,558)
Results for the nine months ended October 31, 2017 and 2016 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2017	2016	2017	2016	2017	2016
Equipment Manufacturing and Sales	$22,565	$18,229	$1,160	$(867)	$999	$(1,699)
Equipment Leasing	15,546	10,258	(10,571)	(19,087)	(10,494)	(18,627)
Corporate expenses	—	—	(2,643)	(2,390)	(2,643)	(2,390)
Eliminations	(198)	(36)	—	(36)	—	(77)
Consolidated	$37,913	$28,451	$(12,054)	$(22,380)	$(12,138)	$(22,793)
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
The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Equipment Manufacturing and Sales	$5,992	$5,251	$22,565	$18,229
Equipment Leasing	2,730	2,806	15,546	10,258
Inter-segment sales	(78)	—	(198)	(36)
Total revenues	8,644	8,057	37,913	28,451
Cost of sales:
Equipment Manufacturing and Sales	3,174	2,887	13,116	10,062
Equipment Leasing	4,647	7,249	20,282	23,134
Inter-segment costs	(78)	58	(198)	—
Total cost of sales	7,743	10,194	33,200	33,196
Gross profit (loss)	901	(2,137)	4,713	(4,745)
Operating expenses:
General and administrative	5,178	5,039	15,145	15,778
Depreciation and amortization	516	558	1,622	1,857
Total operating expenses	5,694	5,597	16,767	17,635
Operating loss	$(4,793)	$(7,734)	$(12,054)	$(22,380)
EBITDA (1)	$(623)	$(430)	$1,058	$(327)
Adjusted EBITDA (1)	$(406)	$(513)	$8,291	$1,055
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(5,281)	$(7,330)	$(13,310)	$(23,299)
Interest (income) expense, net	(52)	111	(23)	539
Depreciation and amortization	4,124	7,017	13,219	21,927
Provision (benefit) for income taxes	586	(228)	1,172	506
EBITDA (1)	(623)	(430)	1,058	(327)
Non-cash foreign exchange (gains) losses	(41)	(288)	320	31
Stock-based compensation	224	154	685	587
Cost of lease pool sales	34	51	6,228	764
Adjusted EBITDA (1)	$(406)	$(513)	$8,291	$1,055

Reconciliation of Net cash provided by operating activities to EBITDA
Net cash (used in) provided by operating activities	$(1,912)	$602	$2,174	$3,687
Stock-based compensation	(224)	(154)	(685)	(587)
Provision for inventory obsolescence	9	(22)	(58)	(65)
Changes in trade accounts, contracts and notes receivable	748	(1,539)	(5,129)	(10,308)
Interest (received) paid	(36)	106	84	610
Taxes paid, net of refunds	277	176	436	705
Gross profit (loss) from sale of lease pool equipment	228	(36)	3,080	1,420
Changes in inventory	(186)	(290)	(79)	(471)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	315	228	1,244	4,242
Changes in prepaid expenses and other current assets	(6)	220	(207)	893
Foreign exchange gains net of losses	181	196	252	(381)
Other	(17)	83	(54)	(72)
EBITDA (1)	$(623)	$(430)	$1,058	$(327)

(1)
EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales and stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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
Business Outlook
The markets for the products in our Equipment Manufacturing and Sales segment include the hydrographic, oceanographic, defense and oil and gas industries. While the results of this segment have been negatively impacted over the past several years by the downturn in the energy industry, the extent of the impact has not been as great as that experienced by our Equipment Leasing segment. One of our strategies is to reduce our dependence on oil and gas exploration activity by expanding our manufacturing operations with products and services that are not solely dependent on this segment of the industry. We believe there are a number of opportunities to expand the product offerings of our Equipment Manufacturing and Sales segment. These opportunities include new internally developed products, the acquisition of technology that will produce new products, the acquisition of product lines from others and the acquisition of third parties businesses. We are actively pursuing a number of such opportunities.
Products sold by Seamap are primarily dependent upon activity within the offshore, or marine, seismic industry, including the re-fitting of existing seismic vessels and the equipping of new vessels. However, these products are also utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repair and support services has expanded. The overall decline in seismic exploration activity has had, and we expect it will continue to have, an impact on the demand for Seamap’s products and services. However, we believe the expansion of our product offerings and the desire of our customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. We also believe that Seamap has had recent success penetrating new markets, as evidenced by recent deliveries to new customers in China and Japan. We continue to have discussions with existing and potential customers regarding new products and enhancement to existing products in order to better meet the needs of the marine seismic, hydrographic and oceanographic industries.
Demand for Klein’s products is generally not dependent upon activity within the oil and gas industry. Customers for these products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Although revenue from the sale of Klein products has trailed expectations to date for fiscal 2018, we are seeing increased order bookings and inquiries which we believe is indicative of improvement in this part of our business. Certain of these potential orders involve multi-year programs.

The revenues of our Equipment Leasing segment correlate to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors which are, in turn, affected by energy prices, expectations regarding supply and demand for oil and natural gas, and exploration and development costs. The decline in oil and gas exploration activity in recent years resulted in a significant decline in the demand for seismic exploration equipment and our equipment rental services. Lower demand resulted in a material decline in prices for such equipment and services, as much as 50% or more in some cases. While oil prices have recovered somewhat from their historical lows and there have been indications of improving conditions, we expect incremental activity to be marginal and for conditions in the seismic industry to remain challenging for the foreseeable future.
Demand for the rental of land seismic exploration equipment varies by geographic region. During the first nine months of fiscal 2018 we experienced some increased demand in North America, but incremental activity is sporadic and competition is very high in the region. For the remainder of fiscal 2018 we expect demand for our equipment to be primarily in Europe, South America and North America. Activity in Russia has been, and is expected to remain, restrained due to economic issues and trade restrictions impacting that region. We do anticipate opportunities for projects in other parts of the world, including North Africa and the Middle East region, some of which could be significant. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects.
Marine leasing activity has declined significantly over the past several years due in large part, we believe, to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels, an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue to impact leasing activity and pricing.
Demand for downhole seismic equipment has been very sporadic during fiscal 2018 and is expected to remain so. This equipment is most often used in applications related to the development of oil and gas properties, such as hydraulic fracturing monitoring or reservoir monitoring programs. Accordingly, the degree to which current oil prices and exploration activity influence demand for these products can be different from that for our other equipment.
The oil and gas industry, in general, and the seismic industry, in particular, have historically been cyclical businesses. If worldwide oil and gas prices should decline from current levels, we could see a material change in the level of our business and our income from operations.
Accordingly, we believe a number of factors have negatively affected, and will continue to affect, our business, particularly our Equipment Leasing segment. These factors include reduced demand for seismic services and related equipment, an excess of supply of seismic exploration equipment, increased competition among suppliers of seismic exploration equipment and a reduction in pricing for the sale or rental of both new and used seismic exploration equipment. In the nine months ended October 31, 2017 we have experienced increased activity in our seismic business in the form of inquiries, bids and proposals. Although there are early indications that this market is improving, we believe any meaningful recovery will be gradual and expect only marginal improvement in the last quarter of fiscal 2018. Furthermore, we believe it is unlikely that the financial results of our Equipment Leasing segment will return to levels seen in fiscal 2015 in the foreseeable future.
In order to address the changes in circumstances discussed above we have implemented a strategy which includes the following:

•
Increased emphasis on our Equipment Manufacturing and Sales segment. We intend to expand our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the acquisition of Klein in fiscal 2016

•
Redeploy capital from lease pool. We expect our Equipment Leasing segment to remain an important component of our business. However, we believe there are opportunities to selectively sell certain lease pool assets and redeploy that capital in order to invest in other opportunities.

•
Selectively invest in new lease pool assets. Due to the increased competition and challenging economic conditions in the seismic equipment industry, we intend to limit future acquisitions of lease pool assets to situations that enhance the value of our existing assets or in which we enjoy a competitive advantage due to pricing, operational considerations or exclusivity arrangements. As a part of this strategy, we are attempting to develop arrangements with various manufacturers of land seismic equipment in order to reduce the capital requirements for this segment of our business, while continuing to provide important services to our customers.

•
Continually monitor and assess overhead and administrative cost structures.    We will continue to monitor and proactively manage our overhead and administrative cost structures to ensure we are providing the necessary support to our operations and customers in a cost efficient and economical manner as the strategy is implemented.

•
Maintain a capital structure with limited leverage. Historically, we have utilized short-term commercial banking facilities to temporarily finance capital expenditures and business acquisitions. Due to conditions within the oil and gas industry, including our own recent financial results, and associated regulatory pressures, access to such capital has become more limited and may not be available to us in amounts historically available. Accordingly, we have reduced our exposure to short-term credit facilities. During the first quarter of fiscal 2018 we repaid all outstanding obligations under our Credit Agreement and terminated that agreement, and repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. In the future, we intend to rely on other sources of expansion capital, including cash flow provided by operations, proceeds from the sale of lease pool assets, the issuance of debt securities and the issuance of equity securities.

Consistent with the strategy discussed above, we continually monitor the composition of our lease pool in relation to general industry conditions and customer requirements. As a result, from time to time we may seek to reduce the amount of certain types of equipment in our lease pool or to completely divest ourselves of certain types of equipment. During the first three quarters of fiscal 2018 we completed several lease pool equipment sale transactions with approximately $6.3 million net book value of lease pool equipment sold. Sales of lease pool equipment are reflected in our consolidated results of operations as “Lease pool equipment sales”. We also analyze the demand for the types and amount of equipment within various geographic regions and will move equipment among our various locations as warranted.
In response to the decline in demand for our equipment and what we believe to be an excess of equipment in the market, we have significantly reduced our purchases of lease pool equipment from historical levels. For the nine months ended October 31, 2017 we added approximately $252,000 to our lease pool. We expect lease pool additions for the balance of fiscal 2018 to generally remain at this level. By comparison, we added approximately $441,000, $2.4 million and $11.8 million to our lease pool during the fiscal years ended 2017, 2016 and 2015, respectively. We expect any additions for the remainder of fiscal 2018 will be limited to maintenance of our existing equipment or additional ancillary items that will enhance our ability to lease existing equipment. However, should industry conditions change, or unusual opportunities present themselves, we could revise our planned leased pool additions.
A significant portion of our revenues are generated from foreign sources. For fiscal 2017, revenue from international customers totaled approximately $34.7 million, or about 85% of consolidated revenue. For the nine months ended October 31, 2017 revenue from international customers totaled approximately $27.4 million, or roughly 72% of consolidated revenue; however, this period included sales of lease pool equipment in the United States, and accordingly, we do not think this is indicative of future periods. The majority of our transactions with foreign customers are denominated in United States, Australian, Canadian and Singapore dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past several years, except as described above.
Results of Operations
Revenues for the three months ended October 31, 2017 were approximately $8.6 million compared to approximately $8.1 million for the three months ended October 31, 2016. For the nine months ended October 31, 2017 revenues were approximately $37.9 million, compared to approximately $28.5 million for the nine months ended October 31, 2016. The increase in the three-month period is due to incremental manufactured equipment sales, partially offset by lower equipment leasing revenue between the periods. The increase in the fiscal 2018 nine-month period compared to the prior year is primarily due to a large lease pool equipment sale in the first quarter of fiscal 2018 and higher manufactured equipment sales. For the three months ended October 31, 2017, we generated an operating loss of approximately $4.8 million, compared to an operating loss of approximately $7.7 million for the three months ended October 31, 2016. For the nine months ended October 31, 2017 our operating loss was approximately $12.1 million, compared to approximately $22.4 million for the nine months ended October 31, 2016. The decrease in operating loss in the fiscal 2018 periods as compared to the same periods a year ago is due primarily to contribution from incremental manufactured equipment and lease pool equipment sales, plus lower lease pool depreciation. A more detailed explanation of these variations follows.
Revenues and Cost of Sales
Equipment Manufacturing and Sales
Revenues and cost of sales from our Equipment Manufacturing and Sales segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Seamap	$3,676	$2,536	$16,053	$9,662
Klein	1,517	1,999	3,456	6,462
SAP	1,087	1,440	3,998	3,253
Intra-segment sales	(288)	(724)	(942)	(1,148)
	5,992	5,251	22,565	18,229
Cost of sales:
Seamap	1,671	1,061	8,438	4,501
Klein	894	1,468	2,571	4,330
SAP	896	1,140	3,158	2,436
Intra-segment sales	(287)	(782)	(1,051)	(1,205)
	3,174	2,887	13,116	10,062
Gross profit	$2,818	$2,364	$9,449	$8,167
Gross profit margin	47%	45%	42%	45%
The sale of Seamap products, while not generally impacted by seasonal factors, can vary significantly from quarter to quarter due to customer delivery requirements. Seamap revenues for the third quarter of fiscal 2018 increased 45% from the third quarter of fiscal 2017 and Seamap revenues for the nine months ended October 31, 2017 increased 66% from the nine months ended October 31, 2016, due to sales of completed systems in the first nine months of fiscal 2018.
Demand for Klein’s products relates primarily to activity within the hydrographic and oceanographic industries. Such demand is not subject to significant seasonal factors, but sales can vary significantly from quarter to quarter based on the requirements of specific projects. Klein’s revenues declined in the three and nine month periods ended October 31, 2017 compared to the three and nine month periods ended October 31, 2016. Although revenue at Klein was lower than expected in the first nine months of fiscal 2018, we have begun to see an increase in order bookings and inquiries which we believe is indicative of an improved outlook over the next several quarters in that part of our business.
SAP’s revenues are also attributable to activity within the hydrographic and oceanographic industry and can vary significantly from quarter to quarter based on the requirements of specific programs. Sales of products by SAP were approximately $353,000 lower in the three months ended October 31, 2017 and approximately $745,000 higher in the nine month period ended October 31, 2017 compared to the prior year periods. The revenue variances across comparative periods are more reflective of the timing of deliveries than changes in SAP’s revenue stream. However, SAP did complete two large system sales to defense industry customers in the first half of 2018 and, based on pending orders, is expected to produce higher revenues in fiscal 2018 than in fiscal 2017.

The gross profit margin from the Equipment Manufacturing and Sales segment increased during the three month period ended October 31, 2017 compared to the three month period ended October 31, 2016. The increase is due primarily to incremental high margin revenue from Seamap. For the nine months ended October 31, 2017, gross profit margin from the Equipment Manufacturing and Sales segment decreased compared to the prior year period, due mainly to lower revenue from Klein, and more specifically due to the mix of products sold. Although Klein and Seamap products generally have similar gross profit margins, both manufacturing operations have certain fixed costs which can negatively impact gross profit margins in periods of relatively lower revenues.

Equipment Leasing
Revenue and cost of sales from our Equipment Leasing segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
Equipment leasing	$2,071	$2,577	$5,765	$7,819
Lease pool equipment sales	247	87	9,309	2,256
Other equipment sales	412	142	472	183
	2,730	2,806	15,546	10,258
Cost of sales:
Direct costs-equipment leasing	858	739	2,363	2,276
Lease pool depreciation	3,578	6,428	11,509	19,976
Cost of lease pool equipment sales	34	51	6,228	764
Cost of other equipment sales	177	31	182	118
	4,647	7,249	20,282	23,134
Gross loss	$(1,917)	$(4,443)	$(4,736)	$(12,876)
Equipment leasing revenues decreased approximately 20% and 26%, respectively, for the three and nine month periods ending October 31, 2017 as compared to the same periods of fiscal 2017 due to lower land leasing revenues. The geographical region with the largest revenue decline from the prior year periods was Latin America. As discussed above, current seismic exploration activity is generally very depressed and our land leasing operations in the Western Hemisphere have been most affected by the reduction in activity.
From time to time, based on specific customer demand and as opportunities present themselves, we sell equipment from our lease pool in order to redeploy our capital. As a result, these transactions tend to occur sporadically and are difficult to predict. Often, the equipment that is sold from our lease pool has been in service, and therefore depreciated, for some period of time. Accordingly, the equipment sold may have a relatively low net book value at the time of the sale, resulting in a relatively high gross margin from the transaction. The amount of the margin on a particular transaction varies greatly, based primarily upon the age of the equipment. The gross profit from sales of lease pool equipment for the three month periods ended October 31, 2017 and 2016 was approximately $213,000 and $36,000, respectively. For the nine month periods ended October 31, 2017 and 2016 the gross profit from the sale of lease pool equipment was approximately $3.1 million and $1.5 million, respectively. Although demand for used lease pool equipment is depressed by the same factors affecting leasing services, we expect to continue to sell lease pool equipment from time to time as opportunities arise.
Direct costs related to equipment leasing were approximately 41% of leasing revenues in the three and nine month periods ended October 31, 2017. This compares with approximately 29% for the three and nine month periods ended October 31, 2016. The increase in direct costs as a percentage of revenue is mainly because a significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three and nine month periods ended October 31, 2017, lease pool depreciation decreased approximately 44% and 42%, respectively, from the same periods in the prior fiscal year. The decrease reflects the significant sales of lease pool equipment, lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the three months ended October 31, 2017 were approximately $5.2 million compared to approximately $5.0 million for the three months ended October 31, 2016. The increase in the fiscal 2018 period reflects higher business development costs. General and administrative expenses for the nine months ended October 31, 2017 and 2016 were approximately $15.1 million and $15.8 million, respectively, reflecting our ongoing efforts to actively manage these costs.
Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $516,000 and $1.6 million in the three and nine month periods ended October 31, 2017, respectively, as compared to approximately $558,000 and $1.9 million in the three and nine month periods ended October 31, 2016, respectively.

Other Income (Expense)
Net interest income for the three months ended October 31, 2017 was approximately $52,000 compared to net interest expense of $111,000 for the three months ended October 31, 2016. Net interest income for the nine months ended October 31, 2017 was $23,000 as compared to net interest expense of approximately $539,000 for the nine months ended October 31, 2016. The decrease in net interest expense reflects the impact of lower average borrowings.
Other income and other expense relate primarily to foreign exchange gains and losses incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar, but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net gain of approximately $41,000 and $288,000 in the three months ended October 31, 2017 and 2016, respectively. For the nine months ended October 31, 2017 and 2016 we recognized non-cash foreign exchange losses of approximately $320,000 and $31,000, respectively. The net gains realized in the comparative three month periods resulted from strengthening of the U.S. dollar versus a number of foreign currencies, including the Canadian, Singapore and Australian dollar, whereas the net losses incurred in the comparative nine month periods resulted primarily from the strengthening of the Canadian and Singapore dollar versus the U.S. dollar.
Provision for Income Taxes
Our tax provision for the three and nine month periods ended October 31, 2017 was approximately $586,000 and approximately $1.2 million, respectively. For the three and nine month periods ended October 31, 2016 we recorded a tax benefit of approximately $228,00 and tax provision of approximately $506,000, respectively. We recorded tax provision in the three and nine month periods ended October 31, 2017 despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity and capital in recent periods have been cash flows provided by operating activities, proceeds from the sale of lease pool equipment and net proceeds from the issuance of preferred stock. As discussed in footnote 6 - Long-term Debt and Notes Payable of the accompanying Condensed Consolidated Financial Statements, in the first quarter of fiscal 2018 we paid all the outstanding obligations under our Credit Agreement and terminated that agreement, and we repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. The principal factor that has affected our cash flow from operating activities is the level of oil and gas exploration and development activities as discussed above and a decrease in accounts and contracts receivable.
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
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$2,174	$3,687
Net cash provided by investing activities	6,093	1,535
Net cash used in financing activities	(5,090)	(5,135)
Effect of changes in foreign exchange rates on cash and cash equivalents	82	(624)
Net increase (decrease) in cash and cash equivalents	$3,259	$(537)

As of October 31, 2017, we had working capital of approximately $26.7 million, including cash and cash equivalents and restricted cash of approximately $6.8 million, as compared to working capital of approximately $21.6 million, including cash and cash equivalents and restricted cash of approximately $3.5 million, at January 31, 2017. The increase in working capital resulted primarily from cash provided by operating activities and proceeds from the sale of preferred stock during the first nine months of fiscal 2018.
Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $2.2 million in the first nine months of fiscal 2018 as compared to approximately $3.7 million of net cash provided by operating activities in the first nine months in fiscal 2017.
Cash Flows from Investing Activities. Net cash flows used in investing activities for the nine months ended October 31, 2017 included purchases of seismic equipment held for lease totaling approximately $321,000, as compared to approximately $604,000 in the nine months ended October 31, 2016. Due to the decline in demand for our rental equipment, we have significantly curtailed our purchases of lease pool equipment in recent periods. We expect additions to our lease pool for all of fiscal 2018 to total less than $0.5 million. We expect to fund these purchases with a combination of cash on hand and cash flow generated from operating activities.
In the first nine months of fiscal 2018, proceeds from the sale of lease pool equipment totaled approximately $6.7 million compared to approximately $2.3 million in the first nine months of fiscal 2017. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.
Cash Flows from Financing Activities. Net cash used in financing activities in the first nine months of fiscal 2018 consists primarily of approximately $3.5 million of net payments under the Credit Agreement and $2.8 million of payments pursuant to the Seamap Credit Facility.
During the three and nine months ended October 31, 2017, we issued 44,932 and 81,904 shares of Series A Preferred Stock under our ATM offering program, respectively (see footnote 9-Related Party Transaction). Net proceeds to us from these sales during the three and nine months ended October 31, 2017 were approximately $1.0 million and $1.9 million, respectively. The Series A Preferred Stock has a liquidation preference of $25.00 per share, an annual dividend rate of 9.00%, has no maturity date, but may be redeemed at the option of the Company at any time after June 8, 2021 or upon a change of control of the Company. The Series A Preferred Stock is not convertible into shares of our common stock, except in limited situations arising from a change in control of the Company in which event the conversion would be subject to a limit on the maximum number of shares of common stock to be issued, and is not anticipated to grant holders with voting control of our Board of Directors. Based on the Series A Preferred Stock outstanding at October 31, 2017, annual dividend requirements are approximately $956,000.
In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of October 31, 2017, we had provided approximately $229,000 of cash collateral to secure these obligations.
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
We have determined that the undistributed earnings of our foreign subsidiaries, other than branch operations in Colombia, have been indefinitely reinvested outside of the United States. The undistributed earnings have been reinvested through the purchase of lease pool equipment and other assets, strategic acquisitions, and additional working capital to support ongoing operations and expansion of these businesses. As of October 31, 2017, we estimate that the unrecognized deferred tax liability related to these items is immaterial.

As of October 31, 2017, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $6.1 million. We believe all $6.1 million of these deposits could be distributed to the United States without any adverse tax consequences.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in United States dollars. For those cases in which transactions are not denominated in United States dollars, we are exposed to risk from changes in exchange rates to the extent that non-United States dollar revenues exceed non-United States dollar expenses related to those operations. Our non-United States dollar transactions are denominated primarily in Canadian dollars, Australian dollars, Singapore dollars and Russian rubles. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2017, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.4 million in United States dollars. A 10% increase in the value of the United States dollar as compared to the value of each of these currencies would result in a loss of approximately $140,000 in the United States dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments as we do not believe it is cost efficient to attempt to hedge these exposures.
Some of our foreign operations are conducted through wholly-owned foreign subsidiaries or branches that have functional currencies other than the United States dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Australian dollar, Russian ruble and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into United States dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets. Approximately 44% of our net assets as of October 31, 2017 were impacted by changes in foreign currencies in relation to the United States dollar.
Interest Rate Risk
As of October 31, 2017, the Company had no outstanding borrowings subject to fluctuations in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: December 7, 2017	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)