Form 10-K
period 2018-01-31
MITCHAM INDUSTRIES INC
filed 2018-04-13
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45,734,094 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2018
Common Stock, $0.01 par value per share	12,089,399 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2018 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
Mitcham Industries, Inc. (“MII” and, together with its consolidated subsidiaries, "Mitcham," the “Company”, we”, “us” and “our”), a Texas corporation, was incorporated in 1987. We provide technology to the oceanographic, hydrographic, defense, seismic and maritime security industries. Headquartered in Huntsville, Texas, Mitcham has a global presence with operating locations in the United States, Canada, Australia, Singapore, Russia, Hungary, Colombia and the United Kingdom. We operate in two business segments, Marine Technology Products and Equipment Leasing. Our Marine Technology Products segment was previously known as Equipment Manufacturing and Sales. Effective January 31, 2018 we changed the name of this segment to more accurately reflect its operations.
Our worldwide Marine Technology Products Segment includes (a) Seamap Pte Ltd and Seamap (UK) Ltd, collectively (“Seamap”) which designs, manufactures and sells specialized marine seismic equipment, (b) Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems and (c) the equipment sales activities of our Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”). In February 2018, Seamap significantly expanded its offerings with the acquisition from a third party of intellectual property related to marine seismic sensors and streamer technology.
We acquired Klein effective December 31, 2015. Klein has over 48 years of experience with the development and manufacture of high performance side scan sonar systems. Our side scan sonar systems are deployed by navies, port authorities, other governmental organizations, marine survey companies and universities worldwide. Klein operates from a single facility in Salem, New Hampshire.
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
Historically, our business was primarily focused on our Equipment Leasing segment, specifically the short-term rental of land seismic equipment used in the exploration for oil and gas. In recent periods, however, there have been a number of developments that have had an adverse effect on that business. These developments include the following:

•	Uncertainty in prices for oil and natural gas and the resulting decline in exploration activity by oil and gas companies.

•	An excess of rental equipment or equipment capacity in the seismic industry.

•	Increased competition for the sale or rental of seismic equipment, particularly land seismic equipment.

•	Decreased pricing for the purchase or rental of seismic equipment.

•	Financial difficulties encountered by many of our customers in the seismic industry.
Accordingly, we have developed a strategy to emphasize our Marine Technology Products Segment and to revise our approach to our Equipment Leasing segment. This strategy is based on the following vision for Mitcham:

•	We will become known as a provider of innovative technology and products to the oceanographic, hydrographic, seismic, defense and maritime security industries.

•	We will leverage our various technologies, products and services to create new products and address new markets. We will seek out opportunities to add new technologies and products.

•
We will retain Mitcham’s position as a leading provider of equipment to the seismic industry, but do so in innovative ways by working together with our customers and suppliers. This revised business model will enable us to manage the financial risk to our shareholders while continuing to serve the needs of our customers.

•
We will create an organization that facilitates cross-fertilization of our existing technologies and market presence. We will, wherever possible, leverage our engineering, sales, operations, manufacturing and administrative resources. Cooperation among business units and sharing of resources will be a primary focus.

For additional information about our business segments, including related financial information, see Note 15 to our consolidated financial statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Our equipment is utilized in a variety of geographic regions throughout the world, which are described under “-Customers, Sales, Backlog and Marketing.”
Marine Technology Products Segment –
Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers", which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS tracking system, which is used to provide precise positioning of seismic sources and streamers. In March 2018, Seamap introduced the SeaLink™ product line of marine sensors and solid streamer systems. These new products are based on technology that was acquired in February 2018. (see Note 20 - Subsequent Event to our consolidated financial statements).
Klein primarily designs, manufactures and sells advanced side scan sonar systems and waterside security systems for the oceanographic, hydrographic, defense and maritime security industries on a world-wide basis. Klein’s family of side scan sonar products are used in a variety of applications including hydrographic surveys, naval mine counter measure operations, search and recovery operations, ocean bottom profiling and other underwater object detection operations.
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
For information regarding our operating results and total assets by segment, see Note 15 to our consolidated financial statements.
Equipment Leasing Segment –
We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool includes many types of equipment, from a number of equipment manufacturers, used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. We have relationships with a variety of different manufacturers of seismic equipment. Under certain of the relationships we acquire equipment at a significant discount and then share resulting rental revenues with the manufacturer of the equipment. We believe these type arrangements share risks and benefits among all parties and mitigate our exposure
We lease our equipment on a short-term basis, generally for two to six months, to seismic contractors who need equipment for a particular seismic survey. Short-term leasing agreements enable our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may lease a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Demand for short-term seismic equipment leases is affected by many factors, including: (1) the highly variable size and technological demands of individual seismic surveys, (2) seasonal weather patterns and sporadic demand for seismic surveys in certain regions, (3) the term of the lease and (4) the cost of seismic equipment. We believe these factors allow seismic contractors to use short-term seismic equipment leasing as a cost-effective alternative to purchasing additional equipment. Our equipment lease rates vary according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.
As the seismic equipment market has declined in recent periods we have reduced our lease pool of equipment by limiting purchases of additional equipment and by selling equipment that we have deemed to be excess. We expect our investment in lease pool equipment in future periods to remain materially lower than it has been historically. We may in the future sell additional lease pool equipment. Proceeds from any such sales could be used to reinvest in other lease pool equipment or could be redeployed in other parts of our business.

Seismic Technology
Data generated from digital seismic recording systems and peripheral equipment is used in a variety of marine and land applications, including hydrographic surveys, civil engineering operations, mining surveys and in the search for and development of oil and gas reserves. In addition, marine seismic sensors can be used in a number of military and security applications, such as anti-submarine warfare. Users of seismic technology include marine and land seismic contractors, marine survey operators, research institutes and governmental entities.
Principles of seismic technology are the same for land and for marine environments. However, the operational issues and therefore the equipment utilized are quite different. Essentially all of the products in our marine technology products segment are for use in marine environments. The majority of our equipment leasing segment involves land based operations.
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

Business and Operations
Marine Technology Products Segment –
Through our Marine Technology Products Segment, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, defense and maritime security industries.
Seamap’s primary products include: (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Digishot™ energy source controller; and (4) Sleeve Gun energy sources. The Digishot and Sleeve Gun product lines were acquired in May 2014. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These include repair services, engineering services, training, field service operations and umbilical terminations.
In March 2018, Seamap introduced the SeaLink product line of marine sensors and solid streamer systems. These products are based on intellectual property that Seamap acquired in February 2018 from the bankrupt estate of Hydroscience Technology, Inc. (the "Hydroscience Acquisition") (see Note 20 - Subsequent Event to our consolidated financial statements). We believe these new products significantly expand the product offerings of Seamap and increase our addressable market. We further believe that certain aspects of this technology are complementary to Klein’s product offerings.
Marine seismic contractors and geotechnical and hydrographic survey companies are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in shallow and deep water marine environments. Seamap’s customers operate in all areas of the world.
We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. In connection with the Hydroscience Acquisition, we are expanding our operations in Singapore to provide for the manufacture and repair of these new products.
Klein is a supplier of side scan sonar equipment and waterside security and surveillance systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.
Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous surface vehicles.
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
We maintain a master lease agreement with each of our customers that outlines the general terms and conditions of our leases. Individual transactions are generally documented through an “equipment lease schedule” that incorporates the terms and conditions of the master lease agreement. Individual leases generally have terms of two to six months, or a few days to two weeks in the case of downhole equipment, and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost and the term of the lease. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and provide replacement equipment, as necessary. In addition, we occasionally provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages, other than normal wear and tear. In the case of lost or destroyed equipment, the customer is required to reimburse us for the replacement cost of the equipment, at a price specified in the lease agreement, or to provide acceptable replacement equipment. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance, depending on the location of the operations. It is our general practice to lease our seismic equipment on a monthly or daily rate, depending on the circumstances.
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
We maintain facilities for the inspection, testing and repair of land seismic equipment in Huntsville, Texas; Calgary, Alberta; Ufa, Bashkortostan, Russia; Bogota, Colombia; Budapest, Hungary; Brisbane, Australia and Singapore. We maintain marine equipment inspection, testing and repair facilities in Huntsville, Texas and Singapore. We believe that this broad network of support facilities helps us effectively utilize our equipment and reduce costs associated with these operations. However, do to the decline in our leasing business in recent periods, we have significantly reduced the scope of our operations in some locations.
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
Customers, Sales, Backlog and Marketing
During our fiscal year ending January 31, 2018 (“fiscal 2018”), two customers accounted for approximately 27% of our consolidated revenues. During our fiscal year ending January 31, 2017 (“fiscal 2017”), two customers accounted for approximately 24% of our consolidated revenues and during our fiscal year ending January 31, 2016 (“fiscal 2016”), one customer accounted for approximately 11% of our consolidated revenues. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A-“Risk Factors.” Due to the nature of our sales, the significance of any one customer can vary significantly from year to year.
As of January 31, 2018, our Marine Technology Products segment had a backlog of orders amounting to approximately $2.7 million, compared to $12.5 million as of January 31, 2017. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2019 (“fiscal 2019”). We do not maintain a backlog of orders relating to our Equipment Leasing segment.
We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services and we advertise in major trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands)

	Year Ended January 31,
	2018	2017	2016
United States	$11,346	$6,252	$7,316
Europe(1)	11,835	14,577	16,437
Canada	807	1,891	1,354
Latin America(2)	1,354	2,983	3,283
Asia/South Pacific	16,768	10,348	16,623
Eurasia(3)	332	3,120	3,659
Other(4)	5,834	1,828	3,147
Total Non-United States	36,930	34,747	44,503
Total	$48,276	$40,999	$51,819

(1)Includes the United Kingdom
(2)Includes South America and Mexico
(3)Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(4)Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2018	2017	2016
United States	$4,973	$16,510	$26,913
Europe(1)	6,557	7,730	18,499
Canada	2,134	8,525	13,985
Latin America(2)	2,390	2,317	3,074
Singapore	4,793	5,321	6,408
Australia	737	1,462	2,611
Russia	1,316	1,973	2,026
Total Non-United States	17,927	27,328	46,603
Total	$22,900	$43,838	$73,516

(1)Includes the United Kingdom
(2)Includes South America and Mexico
For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”
Competition
Marine Technology Products –
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
We have several suppliers of seismic equipment for our lease pool. We acquire the majority of our seismic lease pool equipment from the Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”) and Geospace Technologies Corporation (“Geospace”). However, we also acquire lease pool equipment from a number of other suppliers. Management believes that our current relationships with our suppliers are satisfactory and that we will be able to make satisfactory alternative agreements in the event of interruption of supply. For fiscal 2018, 2017 and 2016, approximately 26%, 45%, and 53%, respectively, of our revenues were generated from the rental of products we acquired from Sercel. For additional information regarding the risk associated with our suppliers, see Item 1A - “Risk Factors.”
Employees
As of January 31, 2018, we employed approximately 197 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.
Intellectual Property
The products designed, manufactured and sold by our Marine Technology Products segment utilize significant intellectual property that we have developed or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. In connection with the acquisition of the Digishot and Sleeve Gun product lines from ION in May 2014, we acquired certain United States and foreign patents related to energy source controllers and other technology. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023.
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
Environmental Regulation
We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health, the handling, storage, transportation and disposal of hazardous materials, chemicals and other materials used in our manufacturing processes or otherwise generated from our operations, or otherwise relating to the protection of the environment and natural resources. We have established and implemented environmental procedures for the management of these chemicals and materials as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations may, among other things, require the acquisition of permits for air emissions and water discharges resulting from our manufacturing processes, impose specific safety and health criteria addressing worker protection, result in capital expenditures to limit or prevent emissions and discharges, obligate us to use more stringent precautions for disposal of certain wastes, or incur substantial costs to remediate releases of hazardous materials to the environment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of injunctive relief. We may be subject to strict, joint and several liability as well as natural resource damages resulting from spills or releases of chemicals or other regulated materials and wastes at our facilities or at offsite locations. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by spills or releases that may affect them. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.
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
The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. Increased regulation of the environment can also have an indirect adverse effect on our operations. For instance, the adoption of laws or implementing regulations with regard to climate-change that have the effect of lowering the demand for carbon-based fuels or decreasing the performance of oil or natural gas exploration or production activities by energy companies could reduce demand for our products and, as a result, have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in April 2010, may delay or decrease the pace of exploration or production activities, which may result in a similar decrease in demand for our products and have a material adverse effect on our business.
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
Projects awarded to and scheduled by our customers can be delayed or cancelled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	delays in obtaining access rights;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues; and

•	delays in payments to our customers from their clients.
A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.
We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2018, 2017 and 2016, our single largest customer, accounted for approximately 14%, 14% and 11%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 43% of our consolidated revenues in fiscal 2018. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.
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
As of January 31, 2018, we had approximately $10.5 million of customer accounts and contracts receivable, of which approximately $6.2 million was over 90 days past due. For fiscal 2018, 2017 and 2016, we had net charges of approximately $1.0 million, $750,000 and $2.2 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.
We conduct operations on a global scale. For fiscal 2018, 2017 and 2016, approximately 76%, 85%, and 86%, respectively, of our revenues were attributable to operations in foreign countries.
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

The sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the United States Department of Commerce or Department of State. These transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments. The delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in fines and other penalties.
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
For example, in connection with the ongoing political turmoil in Ukraine, the United States, the European Union and other countries have imposed significant sanctions measures against Russia targeting the energy, defense and financial sectors of Russia’s economy as well as specific Russian officials and businesses that they own. At least partly due to these sanctions, there has been a dramatic decline in the price for oil, which is a major export for Russia. These current events have negatively affected the Russian economy and have negatively affected the value of the Russian ruble relative to the U.S. dollar. While revenues attributable to our operations in Russia were not material in fiscal 2018 and 2017, continuing fluctuations in the rates at which the U.S. dollar are exchanged into Russian rubles may result in both foreign currency transaction and translation losses. As the dollar strengthens or weakens relative to the ruble, our ruble-denominated revenue and expenses decline or increase respectively, when translated into U.S. dollars for financial reporting purposes.
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
We are subject to risks associated with the intellectual property of our Marine Technology Products segment.
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
Products we develop, manufacture and sell may be subject to performance or reliability risks.
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
We are subject to risks related to the availability and reliability of component parts used in the manufacture of our products.
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
We are subject to risks related to maintaining appropriate inventory levels.
We are exposed to risks relating to effectively maintaining inventory levels. Changes in product demand, product pricing, defective components and other factors can impact the appropriate level of inventories. We attempt to accurately predict these trends in order to avoid shortages, excesses or obsolete inventory. However, any of the factors above may adversely affect our operating results.

Our quarterly operating results may be subject to significant fluctuations.
Individual orders for many of our products can be relatively significant and delivery requirements can be sporadic. Accordingly, our operating results for a particular quarter can be materially impacted by the absence or presence of such significant orders.
The oil and gas industry in general and the seismic industry in particular are subject to cyclical fluctuations. Demand for many of our products and services depends upon spending levels by exploration and production companies for exploration, production, development and field management of oil and natural gas reserves.
These periodic fluctuations in our operating results could adversely affect our stock price.
We face competition for our products and services.
We have several competitors who provide similar products and services, many of which have substantially greater financial resources than our own. There are also several smaller competitors that, in the aggregate, generate significant revenues from the sale or lease of products similar to those we offer.
We rely on a small number of suppliers and disruption in vendor supplies could adversely affect our results of operations.
We purchase many of the components used in our manufacturing operations and the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations.
Trends in oil and natural gas prices affect the level of exploration, development, and production activity of certain of our customers and the demand for a portion of our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Historically, the demand for certain of our products and services has been particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. During the period of depressed commodity prices in recent years many oil and gas exploration and production companies significantly reduced their levels of capital spending, including amounts dedicated to the leasing or purchasing our seismic equipment.
Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Crude oil prices declined significantly in the second half of calendar 2014, and were negatively affected by a combination of factors, including weakening demand in Europe and Asia, increased production in the United States, and the decision in late November 2014 by the Organization of Petroleum Exporting Countries to keep production levels unchanged. Additionally, stronger economic performance in the United States has led to a strengthening in the U.S. dollar relative to most other currencies, contributing further to the fall in the U.S. dollar value of oil. Downward pressure on commodity prices continued into early 2016. During the course of fiscal 2017 and 2018, crude oil prices recovered somewhat and stabilized from much of the fluctuation of prior periods. Nevertheless, many oil and gas companies made downward revisions to their operating budgets and significantly reduced exploration spending. This had an adverse effect on our oil and gas related business, particularly our equipment leasing segment. We expect continued uncertainty regarding pricing, revenue and operating margins in our oil and gas related business in fiscal 2019. For more information, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations.” Factors affecting the prices of oil and natural gas include, among other things:

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
Demand for seismic data is not assured.
Demand for certain of our products and services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

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
Certain of the equipment in our lease pool is proprietary to us. Heli-pickers and associated equipment that is manufactured by us is subject to various patents, see Item 1 - “Business - Intellectual Property.” We may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

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
From time to time, we may require access to working capital to finance inventory purchases or to provide letters of credit or bankers guarantees to certain customers. Historically, we have met this need by utilizing a revolving credit facility. In March 2017 we terminated our revolving Credit Agreement (as defined below) and have not replaced that facility. There is no assurance that we will be able to negotiate a replacement facility or facilities. In recent months, many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities. This could further limit our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities.
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
Our success is dependent on, among other things, the services of certain key personnel. In September of 2015, Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, and Guy Malden, Executive Vice President-Marine Systems, assumed the additional roles of Co-Chief Executive Officers. In these roles, Mr. Capps and Mr. Malden are responsible for all day-to-day operations in close coordination with the Board of Directors. The loss of the services of Mr. Capps or Mr. Malden for an extended period of time or the loss of other personnel could have a material adverse effect on our operations.
The high fixed costs of our operations could adversely affect our results of operations.
Our business has high fixed costs. In periods of significant downtime these fixed costs do not decline as rapidly as our revenues. As a result, any significant downtime or low productivity caused by reduced demand could adversely affect our results of operations.

Our long-lived assets may be subject to impairment.
We periodically assess our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our long-lived assets if the future cash flows anticipated to be generated from these assets falls below net book value. Declines in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. In fiscal 2018 and 2016 we recognized charges for impairment of approximately $1.4 million and $3.6 million, respectively, related to certain intangible assets. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Long-Lived Assets.”
Our deferred tax assets are subject to impairment.
As of January 31, 2018 we had deferred tax assets before valuation allowances of approximately $21.2 million, including approximately $11.6 million in the United States. The majority of these amounts relate to net operating loss carryforwards. In order to utilize these amounts we must generate taxable income in the relevant jurisdictions sufficient to utilize these carryovers. Based on an evaluation of all available positive and negative evidence regarding the likelihood of realizing these deferred tax assets, as of January 31, 2018 we have recorded a valuation allowance of approximately $21.2 million related to the deferred tax assets. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes.”
Recently enacted changes to the U.S. federal income tax laws could adversely affect our financial position and results of operation.
On December 22, 2017, the United States enacted legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains (i) significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, (ii) limitations on the deductibility of interest expense, business entertainment expenses, and executive compensation, and (iii) significant changes to U.S. international taxation, including a one-time repatriation tax on undistributed earnings of foreign subsidiaries, the exemption from U.S. tax of certain foreign earnings upon their distribution to U.S. corporate shareholders, and the addition of a base erosion and anti-abuse tax. We continue to examine the impact the Tax Act may have on us, and it could have an adverse effect on our financial condition and results of operation.
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
We are subject to stringent governmental laws and regulations relating to worker safety and health, protection of the environment and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. These laws and regulations may impose joint and several strict liability and failure to comply with such laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and issuance of orders enjoining some or all of our operations. These laws and regulations could require us to acquire permits to conduct regulated activities, install and maintain costly equipment and pollution control technologies, conduct remediation of contaminated soils and groundwater, implement specific health and safety criteria for worker protection, or undertake measures to prevent future contamination or incur other significant environmental-related expenses. Public interest in the protection of the environment has increased dramatically in recent years. If the trend of more expansive and stricter environmental laws and regulations continues, we may be required to increase our capital expenditures and operating expenses, in addition to possibly decreasing the performance of exploration or production activities by energy companies, which could have a material adverse effect on our business. In addition, increased environmental regulation of oil and natural gas exploration and production activities in any of the countries in which our customers operate could cause them to incur increased costs or curtail operations, which in turn could result in decreased demand for our services and have a material adverse effect on our business.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects.
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to the public health and the environment, the U.S. Environmental Protection Agency (the “EPA”) has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. Facilities required to obtain preconstruction permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case‑by‑case basis. In addition the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In the absence of federal climate legislation, a number of state cap and trade programs have emerged. In May 2016, the EPA finalized new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. However, substantial uncertainty exists with respect to the future implementation of these rules, as well as the potential for additional regulatory action with respect to emissions of GHGs, due to the recent change in U.S. Presidential Administrations. In addition, many of the other countries where we and our customers operate, including, Canada and Europe, have adopted or are considering GHG reduction measures similar to those described above. Such measures, or any similar future proposals, have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the equipment we provide.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from oil and gas exploration and production activities could have an adverse effect on the demand for our seismic equipment and associated services. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other extreme weather events; if any such effects were to occur, they could adversely affect or delay our manufacturing of seismic equipment and cause us to incur significant costs in preparing for or responding to those effects, in addition to any indirect impacts resulting from the disruption of our customers’ operations as a result of climate change.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in additional operating restrictions or delays and adversely affect our business.
Hydraulic fracturing is an important and common practice that involves the injection of water, sand and chemicals under pressure into targeted surface formations to fracture the surrounding rock and stimulate production. We do not perform hydraulic fracturing, but many of our customers use this technique. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving the use of diesel fuels and issued final permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In addition, in June 2016, the EPA finalized rules that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. At the state level, numerous states have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing activities. Moreover, local governments may seek to adopt ordinances within their jurisdiction regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Other counties have adopted or are considering similar restrictions on hydraulic fracturing activities. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in certain formations and adversely affect demand for our seismic equipment and associated services.
More comprehensive and stringent regulation of offshore oil and natural gas exploration and production operations may result in increased costs or delays, which could adversely affect our financial position, results of operations and cash flows.
Offshore oil and natural gas operations are frequently subject to delays and pose additional risks of environmental incidents. The occurrence of such incidents can result in increased regulation that could have an adverse effect on demand for our services. For example, subsequent to the Deepwater Horizon incident in April 2010, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) issued a series of “Notice to Lessees” (“NTLs”) imposing increasingly stringent regulatory requirements and permitting procedures and, at times, issue temporary drilling moratoria, for new wells to be drilled in federal waters of the U.S. Outer Continental Shelf. These agencies may adopt additional environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico in the future. These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico as well as increase lead times to obtain necessary approvals for offshore operations. Offshore oil and natural gas exploration and production operators, some of whom are our customers, could become subject to fines, penalties or orders requiring them to modify or suspend operations if they fail to comply with these requirements. Increased regulation in these areas could result in decreased offshore oil and gas exploration and development and consequently adversely affect demand for our services and our financial position, results of operation and cash flows.

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
We plan to expand not only through organic growth, but may also do so through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. For example, we recently completed the acquisition of intellectual property and certain other assets from Hydroscience Technologies, Inc., and in connection therewith, Mitsubishi Heavy Industries, Ltd. (“MHI”) has agreed to purchase an additional 21,756 shares of our Preferred Stock (as defined below) for $500,000 upon the satisfaction of certain conditions specified in the securities purchase agreement between us and MHI. There can be no assurances, however, that such conditions will be satisfied or that the expected benefits of the Hydroscience Acquisition will be fully realized, if at all. If we fail to manage acquisitions effectively, our results of operations could be adversely affected.
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
Through April 3, 2018 we have issued 684,286 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the ”Series A Preferred Stock”), with a liquidation preference of $25.00 per share. In addition, we have entered into an agreement in connection with the Hydroscience Acquisition to issue an additional 21,756 shares to Mitsubishi Heavy Industries, Ltd. ("MHI"), subject to certain conditions. Furthermore, we have entered into an equity distribution agreement, pursuant to which we may sell up to an additional 293,958 shares of the Series A Preferred Stock through an at the market program. The Series A Preferred Stock has a liquidation preference senior to that of our common stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our common stock. The issuance of these securities could dilute or negatively affect the value of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We occupy the following principal facilities, which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property
Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Marine Technology Products
Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing
Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing and Marine Technology Products
Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Marine Technology Products
Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased	Marine Technology Products
Ufa, Bashkortostan, Russia	Office and warehouse	22,600	Leased	Equipment Leasing
Bogota, Colombia	Office and warehouse	23,600	Leased	Equipment Leasing
Budapest, Hungary	Office and warehouse	12,000	Leased	Equipment Leasing
Salem, New Hampshire	Office and warehouse	57,900 (on 23.6 acres)	Owned	Marine Technology Products

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

	High	Low
Fiscal Year Ended January 31, 2017:
First Quarter	$3.95	$2.26
Second Quarter	4.45	3.31
Third Quarter	3.80	2.65
Fourth Quarter	4.92	2.97
Fiscal Year Ended January 31, 2018:
First Quarter	$5.14	$3.89
Second Quarter	5.00	3.22
Third Quarter	4.20	2.82
Fourth Quarter	4.20	3.08
As of April 9, 2018, there were approximately 3,000 beneficial holders of our common stock.
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
As of April 9, 2018, there were 684,286 shares of Series A Preferred Stock outstanding with a liquidation preference of approximately $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $385,000. We have entered into an equity distribution agreement, pursuant to which we may sell up to an additional 293,958 shares of the Series A Preferred Stock through an at the market offering program which, if issued, would result in additional quarterly dividend payments.
As of January 31, 2018, we had deposits in foreign banks equal to approximately $3.9 million. These funds may generally be transferred to our accounts in the United States without restriction. However, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. Any such withholding taxes generally may be credited against our federal income tax obligations in the United States, if any. Additionally, the transfer of funds from our foreign subsidiaries to the United States may result in currently taxable income in the United States. These factors could limit our ability to pay cash dividends in the future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2018.

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

	Years Ended January 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$48,276	$40,999	$51,819	$83,146	$92,108
Operating (loss) income	(19,708)	(31,290)	(26,760)	(6,745)	5,805
(Loss) income from continuing operations	(20,159)	(31,339)	(27,759)	(9,192)	4,768
(Loss) income from continuing operations per common share – basic	(1.82)	(2.79)	(3.22)	(0.74)	0.37
(Loss) income from continuing operations per common share – diluted	(1.82)	(2.79)	(3.22)	(0.74)	0.36
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	10,146	3,511	3,769	5,359	15,243
Seismic equipment lease pool and property and equipment, net	22,900	43,838	73,516	100,087	129,573
Total assets	73,679	94,714	134,759	179,611	205,419
Long-term debt	—	—	17,266	23,137	22,125
Total liabilities	7,830	13,782	29,722	33,137	34,971
Total shareholders’ equity	65,849	80,932	105,037	146,474	170,448
For fiscal 2018, 2017 and 2016, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.
See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. The Marine Technology Products segment was previously referred to as our Equipment Manufacturing and Sales segment. We have revised the name of this segment in order to more accurately describe the operations and focus of that part of our business. The change in name has no effect on the composition of the segment or its operations. Revenue from the Marine Technology Products segment includes sales of Seamap equipment, sales of Klein equipment and sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Brisbane, Australia, Salem, New Hampshire and in Singapore.
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
We acquired Klein effective December 31, 2015 and, accordingly, our consolidated results of operations for the year ended fiscal 2016 included only one month of operations from Klein, which amounts were not material.
Prior to the acquisition of Klein in December 2015, sales of oceanographic and hydrographic equipment by SAP were included in our Equipment Leasing segment. Segment operating results for all periods presented have been restated to reflect the revised segment structure.
Management believes that the performance of our Marine Technology Products segment is indicated by revenues from equipment sales and by gross profit from those sales. Management further believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management monitors EBITDA and Adjusted EBITDA, both as defined in the following table, as key indicators of our overall performance and liquidity.
The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
Revenues:
Marine technology products	$27,573	$25,100	$25,350
Equipment leasing	20,919	15,961	26,665
Less inter-segment sales	(216)	(62)	(196)
Total revenues	48,276	40,999	51,819
Cost of sales:
Marine Technology products	16,844	13,612	13,566
Equipment leasing	25,563	34,863	35,903
Less inter-segment costs	(215)	(62)	(319)
Total direct costs	42,192	48,413	49,150
Gross profit (loss)
Marine technology products	10,729	11,488	11,784
Equipment leasing	(4,644)	(18,902)	(9,238)
Inter-segment amounts	(1)	—	123
Total gross profit (loss)	6,084	(7,414)	2,669
Operating expenses:
General and administrative	19,663	19,753	18,855
Research and development	1,502	974	111
Contract settlement	—	—	2,142
Impairment of intangible assets	1,466	—	3,609
Provision for doubtful accounts	1,013	750	2,201
Depreciation and amortization	2,148	2,399	2,511
Total operating expenses	25,792	23,876	29,429
Operating loss	$(19,708)	$(31,290)	$(26,760)

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
EBITDA (1)	$(3,569)	$(2,421)	$5,077
Adjusted EBITDA (1)	$7,215	$3,607	$13,673
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(21,069)	$(33,153)	$(38,736)
Interest (income) expense, net	(47)	643	725
Depreciation and amortization	16,637	28,275	32,111
Provision for income taxes	910	1,814	10,977
EBITDA (1)	(3,569)	(2,421)	5,077
Non-cash foreign exchange (gains) losses	844	(338)	1,057
Stock-based compensation (2)	903	737	1,293
Impairment of intangible assets	1,466	—	3,609
Contract settlement (2)	—	—	1,781
Cost of lease pool sales	7,571	5,629	856
Adjusted EBITDA (1)	$7,215	$3,607	$13,673
Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by operating activities	$719	$3,154	$15,047
Stock-based compensation	(903)	(737)	(1,293)
Provision for doubtful accounts	(1,013)	(750)	(2,201)
Provision for inventory allowance	(815)	(75)	(407)
Changes in trade accounts and contracts receivable	(4,405)	(7,345)	238
Interest paid	86	673	694
Taxes paid, net of refunds	494	409	1,520
Gross profit from sale of lease pool equipment	4,906	298	1,384
Changes in inventory	(685)	(850)	(677)
Changes in accounts payable, accrued expenses and other current liabilities	455	2,189	(1,241)
Impairment of intangible assets	(1,466)	—	(3,609)
Changes in prepaid expenses and other current assets	(1,002)	1,327	(4,807)
Foreign currency losses, net of gains	(61)	(84)	(466)
Other	121	(630)	895
EBITDA (1)	$(3,569)	$(2,421)	$5,077
___________________________________________________________

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

(2)	Non-recurring contract settlement costs of approximately $2.1 million in 2016 include approximately $1.8 million of deferred cash payments and approximately $300,000 of stock based compensation.
Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. In March 2018, following the Hydroscience Acquisition, Seamap introduced the SeaLink product line of marine sensor and solid streamer systems (see Note 20 - Subsequent Event to our consolidated financial statements). These towed streamer systems are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2018 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security issues, labor or political issues and weather issues. See Item 1A- “Risk Factors.”
Business Outlook
Prior to fiscal 2017 the majority of our revenues were generated by our Equipment Leasing segment. Since fiscal 2017 we have seen a significant decline in revenues from leasing activity. This decline has been caused, we believe, by a number of factors including the following:

•
A reduction in demand for seismic services brought about by reduced oil and gas exploration activities, which was in turn caused by lower prices for oil and gas and by excess inventories of those commodities.

•	An excess of capacity in the seismic industry, specifically excess supplies of seismic equipment.

•	Technological advances which have reduced the cost of certain seismic equipment, therefore resulting in pressure on prices for the rental or sale of such equipment.

•	Increased competition among providers of seismic equipment.

We believe that many of these factors will have a lasting effect on the seismic equipment industry. Therefore, we believe that it unlikely that the results of our Equipment Leasing segment return to levels seen historically. Accordingly, we have implemented a strategy to emphasize our Marine Technology Products segment and to make certain changes in our Equipment Leasing segment. The vision statement for the Company (see “Item 1 - Business”) was developed to serve as a guide for the new strategy.
Our strategy includes the following key points:

•
Increased emphasis on our Marine Technology Products segment. We are expanding our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the acquisition of Klein in December 2015 and the new products introduced in March 2018 as discussed above.

•
Decrease capital deployed in lease pool. We expect our Equipment Leasing Segment to remain an important component of our business; however, we believe capital can in some cases be more efficiently deployed in other areas. We have in recent periods sold assets from the lease pool have used those proceeds to repay debt and invest in other operations. We also have limited investment in new lease pool assets in recent periods; therefore, our investment in the lease pool has decreased significantly. We may, however, make additional lease pool investments in the future.

•
Utilize our broad geographical footprint. We believe our world-wide locations and exposure to a number of different geographical markets provides an advantage over many competitors. However, we intend to reduce the scope of certain of those operations to reflect the changed environment of our Equipment Leasing segment. Other locations may be expanded from time-to-time in response to increased activity, particularly related to our Marine Technology Products segment.

The market for products sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the addition of towed streamer products in March 2018 will further expand the opportunities for Seamap’s products and allow us to bundle various products and equipment for a given project. Due to the required expansion of our existing facilities necessary to support the manufacture and repair of the streamer products, we do not expect a material contribution from these products until the second half of fiscal 2019.

The overall decline in seismic exploration activity has had, and we expect will continue to have, an impact on the demand for Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. While Seamap is not solely dependent on activity related to oil and gas exploration activity, a recovery of activity in marine exploration activity in the petroleum industry could have a materially beneficial effect on our results of operations.
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Revenue from the sale of Klein products in fiscal 2018 and 2017 were significantly below our expectations. We believe we the following factors contributed to this shortfall:

•	Delays in project awards by domestic and foreign governmental agencies due to budget constraints and processes.

•	An industry-wide decline in the purchase of sonar products.

•	Competitive pressures.

•	Delays in the introduction of new products in fiscal 2017.

Despite the disappointing results in fiscal 2018 and 2017, we are optimistic that revenue from our sonar products will return to historical and anticipated levels. This belief is based on our current inventory of project pursuits, pending orders and independent projections of increased world-wide demand for sonar products.
Demand for the rental of land seismic exploration equipment varies by geographic region and has been very sporadic in recent periods. We expect continuing demand in Europe and improving demand in South America during fiscal 2019. We do anticipate opportunities for projects in other parts of the world, including North Africa and The Middle East, some of which could be significant. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects. Land leasing activity is expected to remain well below historical levels in fiscal 2019.
Marine leasing activity increased in fiscal 2018 after having declined over the prior two years; however, this activity remains well below historical levels. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue into fiscal 2019.
We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in a number of countries. In response to a decline in activity in some regions, we have taken steps to reduce costs such as by reducing personnel and expect to make further reductions in certain locations during fiscal 2019. However, we expect to expand our operations in Singapore to facilitate the production of the newly-introduced towed streamer products.
A significant portion of our revenues are generated from foreign sources. For fiscal 2018, 2017 and 2016, revenues from international customers totaled approximately $36.9 million, $34.7 million and $44.5 million, respectively. These amounts represent 76%, 85% and 86% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.
Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
For fiscal 2018, 2017 and 2016, we recorded operating losses of approximately $19.7 million, $31.3 million and $26.8 million, respectively. The improvement in fiscal 2018 from fiscal 2017 was due primarily to higher sales of lease pool equipment and contribution from the sale of marine technology products. The higher operating loss in fiscal 2017 as compared to fiscal 2016 was due primarily to lower equipment leasing activity.
Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Years Ended January 31,
	2018	2017	2016
	($ in thousands)
Revenues:
Seamap	$18,527	$14,085	$22,302
Klein	4,602	8,207	533
SAP	5,667	4,786	2,521
Intra-segment sales	(1,223)	(1,978)	(6)
	27,573	25,100	25,350
Cost of sales:
Seamap	10,018	6,106	11,448
Klein	3,632	5,707	247
SAP	4,513	3,668	1,871
Intra-segment sales	(1,319)	(1,869)	—
	16,844	13,612	13,566
Gross profit	$10,729	$11,488	$11,784
Gross profit margin	39%	46%	46%
Historically, demand for Seamap’s products was dependent to a large degree upon offshore oil and gas exploration activity. In recent periods however, such demand increasingly relates to activity within the hydrographic and geotechnical survey industry. Accordingly, in fiscal 2018 Seamap’s revenues increased from fiscal 2017 due, in part, to orders from research and hydrographic survey organizations. A large portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. Furthermore, some hydrographic survey operators have continued to increase their capacity and upgrade technology. During fiscal 2017, Seamap did experience a decline in demand for its products and a delay in certain projects as marine contractors revised spending plans in response to the decline in oil prices. Many contractors have retired or cold stacked vessels and therefore an excess of equipment has developed. Accordingly, the demand for spare parts and repairs has declined over the past two years. However, based on our backlog of orders as of January 31, 2018 and inquiries from customers, we expect revenue from the sale of Seamap products to increase in fiscal 2019 to be comparable or slightly higher than fiscal 2018. The gross profit generated by sales of Seamap equipment in fiscal 2018, 2017 and 2016 was approximately $8.5 million, $8.0 million and $10.9 million, respectively. The gross profit margin from the sales of Seamap equipment in fiscal 2018, 2017 and 2016 was approximately 46%, 57% and 49%, respectively. In fiscal 2018, we notified customers that certain legacy products would no longer be supported beyond a specified date. Due to this “end of life” determination we adjusted the carrying value of certain inventory related to these products resulting in a charge to cost of sales in fiscal 2018 of approximately $550,000.The fluctuations in gross profit margin among the periods were due primarily to the effect of these special charges and changes in product mix.
We acquired Klein effective December 31, 2015, accordingly the operating results related to these operations are not material to fiscal 2016 and the comparison between fiscal 2017 and fiscal 2016 is not meaningful. Revenue from the sale of Klein products in fiscal 2018 and fiscal 2017 was below our expectations. As discussed previously, we believe this shortfall was due in part to the following factors:

•	Delays in project awards by domestic and foreign governmental agencies due to budget constraints and processes.

•	An industry-wide decline in the purchase of sonar products.

•	Competitive pressures.

•	Delays in the introduction of new products in fiscal 2017.
The gross profit from sale of Klein products was approximately $970,000, with a gross profit margin of 21%, in fiscal 2018 and approximately $2.5 million, with a gross profit margin of 30%, in fiscal 2017. These margins are less than that normally anticipated due to the effect of certain fixed manufacturing costs.

SAP is a distributor and reseller of new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim, including equipment manufactured by Klein and occasionally Seamap. Demand from customers in the Philippines and China, who are most often governmental organizations, has generally been strong over the past three years; however, revenues from year to year can vary significantly due to the timing of discrete orders. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $1.2 million in fiscal 2018, $1.1 million in fiscal 2017, and $650,000 in fiscal 2016, representing gross profit margins of 20%, 23% and 26%, respectively. The changes in gross profit margins between the years reflect changes in product mix from year to year. The effect of sales from Klein to SAP is eliminated in consolidation and in the table above as “intra-segment sales”.
As of January 31, 2018 the backlog of our Marine Technology Products segment was approximately $2.7 million, as compared to approximately $12.5 million as of January 31, 2017. We expect essentially all of these orders to be completed in fiscal 2019. Based on our experience and the lead times for the production of our product, we do not believe backlog as of a particular date is necessarily indicative of future results.
Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2018	2017	2016
	($ in thousands)
Revenues:
Equipment leasing	$7,826	$10,161	$23,719
Lease pool equipment sales	12,478	5,332	2,239
Other equipment sales	615	468	707
	20,919	15,961	26,665
Cost of sales:
Lease pool depreciation	14,370	25,753	29,591
Direct costs – equipment leasing	3,450	3,284	4,658
Cost of lease pool equipment sales	7,571	5,629	856
Cost of other equipment sales	172	197	798
	25,563	34,863	35,903
Gross loss	$(4,644)	$(18,902)	$(9,238)
Gross loss margin	(22)%	(118)%	(35)%
Equipment leasing revenues decreased approximately 23% in fiscal 2018 compared to fiscal 2017 and 57% in fiscal 2017 as compared to fiscal 2016. This downward trend reflects the dramatic decline in oil and gas exploration activity in essentially all geographic regions brought about by uncertainty in world-wide oil prices and a global surplus of oil. Leasing activity in fiscal 2018 declined in all areas except for Africa, Asia and the Middle East. Fiscal 2017 activity was substantially below that in fiscal 2016 for all areas. The decline in demand for equipment leasing and a decline in the pricing for new seismic exploration equipment have resulted in a reduction in pricing for equipment leasing services. The magnitude of the changes in prices varies significantly from region to region, by the type of equipment and according to the other terms of a particular transaction.
The geographic regions with the largest contributions to our land leasing revenues in fiscal 2018 were Asia, Latin America, Europe, and the United States. In fiscal 2017 the regions making the largest contributions to leasing revenues were Latin America, United States, Europe and Canada.
Leasing revenues related to downhole seismic equipment were not material in fiscal 2018 and fiscal 2017.
Revenues from our marine leasing improved in fiscal 2018 as compared to fiscal 2017 and declined significantly in fiscal 2017 as compared to fiscal 2016. We believe this relative decline over the past two years is due in part to consolidation within the marine seismic industry and the retirement or temporary moth-balling of a number of seismic vessels. This has, in our opinion, resulted in an excess of equipment available in the market. Although we have experienced an increase in inquiries for the lease of marine seismic equipment, we believe this excess of equipment to be temporary but will likely continue into fiscal 2019.
From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets or other business opportunities. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Due to the recent changes in the seismic equipment market we have implemented a strategy to dispose of certain lease pool equipment. Accordingly, revenue from the sales of lease pool equipment increased in fiscal 2018 as compared to fiscal 2017, and sales in fiscal 2017 increased as compared to fiscal 2016. We will continue to evaluate opportunities for additional lease pool equipment sales in fiscal 2019. The sale of lease pool equipment in fiscal 2018 resulted in a gross profit of approximately $4.9 million. In fiscal 2017 and 2016 fiscal we recognized a gross loss of approximately $300,000 and a gross profit of approximately $1.4 million, respectively, from lease pool equipment sales. The amount of the gross profit or loss on a particular transaction varies greatly based primarily upon the age of the equipment.
Occasionally, we sell other seismic equipment that we acquire from other manufacturers. In addition, we occasionally sell equipment that we produce for use in deploying and retrieving seismic equipment by helicopter and sell certain ancillary marine equipment. The sale of marine equipment may include associated installation services. The sale of other seismic equipment resulted in a gross profit of approximately $443,000 in fiscal 2018, a gross profit of approximately $271,000 in fiscal 2017 and a gross loss of approximately $91,000 in fiscal 2016.
Lease pool depreciation expense for fiscal 2018 amounted to approximately $14.4 million, as compared to approximately $25.8 million in fiscal 2017 and approximately $29.5 million in fiscal 2016. The decreases reflect reduced purchases and the sale of lease pool equipment in recent periods. We reduced our lease pool additions in fiscal 2016 through fiscal 2018 in response to industry conditions. We anticipate maintaining a low level of lease pool additions in fiscal 2019. Therefore, as existing assets become fully depreciated and as we sell certain lease pool assets, we expect that lease pool depreciation expense will continue to decline. Depreciation of lease pool equipment commences upon its initial deployment on a lease contract and continues uninterrupted from that point, regardless of whether the equipment is subsequently on a lease contract. The equipment is depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from two to 10 years. At January 31, 2018, lease pool assets with an acquisition cost of approximately $99.0 million were fully depreciated, yet remained in service. This compares to approximately $93.0 million at January 31, 2017. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.
We recorded direct costs related to seismic leasing for fiscal 2018 in the amount of approximately $3.5 million as compared to approximately $3.3 million in fiscal 2017 and approximately $4.7 million in fiscal 2016. These costs as a percentage of leasing revenues for fiscal 2018, 2017 and 2016 are 44%, 32% and 20%, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. However, a portion of these costs are fixed, such as warehouse and employee related expenses.
Operating Expenses
Selling, general and administrative expenses for fiscal 2018 amounted to approximately $19.7 million, compared to approximately $19.8 million and $18.0 million in fiscal 2017 and 2016, respectively. In response to the continuing depressed environment in the seismic industry, particularly the land seismic industry, we have implemented a program to further reduce costs by scaling back or eliminating operations in certain areas. As a result of this we recorded a charge of approximately $400,000 in the fourth quarter of fiscal 2018 related to certain costs associated with this program. Fiscal 2017 amounts reflect a full-year of activity related to Klein, which we acquired effective December 31, 2015. Without this effect, general and administrative expenses would have declined approximately 2% in fiscal 2017 as compared to fiscal 2016. The reductions in fiscal 2018 and 2017, after taking into account the items discussed above, reflect various cost reduction activities implemented during that year in response to the general downturn in the Company’s business.
Due to the decline in seismic exploration activity, we think it now more likely that certain of our customers will encounter financial difficulties and may be unable to fully satisfy their financial obligations to us. In fiscal 2018 we implemented a program to resolve certain long-outstanding accounts receivable by offering significant discounts in return for a cash settlement. Therefore, in fiscal 2018, 2017 and 2016, we provided approximately $1.0 million, $750,000 and $2.2 million, respectively, for doubtful accounts. At January 31, 2018 and 2017, we had trade accounts and note receivables over 90 days past due of approximately $6.2 million and $11.7 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2018 and 2017, our allowance for doubtful accounts receivable amounted to approximately $6.2 million and $5.9 million, respectively.
Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2017 and 2016 relates to intangible assets acquired in December 2016 related to Klein and May 2014 in connection with the ION product lines.
We periodically evaluate the recoverability of our intangible assets, including goodwill. Due to the shortfall in expected revenues from Klein as discussed above and the inherent uncertainty in projections of future results, we determined to record an impairment charge of approximately $1.5 million, representing all goodwill related to Klein. For 2017, our evaluation did not give an indication of impairment. In fiscal 2016, our evaluation did give an indication of impairment. As a result, we recorded an impairment charge of approximately $3.6 million in fiscal 2016. Approximately $600,000 of this charge related to intangible assets associated with Heli-picker assets acquired in fiscal 2011 and approximately $3.0 million related to goodwill associated with Seamap.
Other Income and Expense
Interest income reflects amounts earned on invested funds and finance charges related to seismic equipment sold under financing arrangements. Interest expense primarily reflects interest costs arising from borrowings under the Credit Agreement and the Seamap Credit Facility (both as defined below). Interest expense decreased in fiscal 2018 and fiscal 2017 as compared to the prior fiscal years primarily due to lower average borrowings during those periods and the elimination of these obligations during fiscal 2018.

Other income and expense relates primarily to net foreign exchange losses and gains. These gains and losses resulted primarily from two situations. Certain of our foreign operations have a functional currency of the U.S. dollar yet have cash, accounts receivable and accounts payable denominated in other currencies. These operations generally have net assets denominated in these other currencies. As the U.S. dollar strengthens against these other currencies, a foreign exchange loss arises and vice versa. In fiscal 2018, 2017 and 2016 we recorded foreign exchange losses of approximately $844,000 and $72,000 and foreign exchange gains of approximately $1.3 million, respectively, related to these situations. In the second situation, certain of our foreign operations have a functional currency of the local currency yet have cash, accounts receivable and accounts payable denominated in the U.S. dollar. These operations generally have net liabilities denominated in U.S. dollars, including inter-company obligations. In fiscal 2018 we recognized approximately $169,000 of exchange gain of this type. In fiscal 2017, we incurred approximately $339,000 of exchange gains of this type. In fiscal 2016 we incurred approximately $1.1 million of exchange losses of this type, primarily related to the strengthening of the U.S. dollar versus the Russian ruble, Australian dollar, British pound sterling and the Canadian dollar. We believe gains and losses of this type are non-cash items and are considered in our calculation of Adjusted EBITDA.
Provision for Income Taxes
Our provision for income taxes in fiscal 2018 is approximately $910,000. This amount differs from that expected when applying the effective U.S. statutory rate of 32.9% to our loss before income taxes due primarily to recording a valuation allowance against all of the fiscal 2018 increase in our deferred tax assets and the effect of foreign withholding and branch taxes. Recently enacted changes to tax laws in the United States, including a reduction in the corporate tax rate and the manner in which earnings from foreign operations are taxed, did not have a material effect on our provision for income taxes in fiscal 2018.
In fiscal 2017, our provision for income taxes was approximately $1.8 million. This amount differed from the expected income tax benefit at the U.S. statutory rate of 34% due primarily to recording a valuation allowance against all of the fiscal 2017 increase in deferred tax assets and the effect of foreign withholding taxes.
In fiscal 2016, due to changing economic conditions, we evaluated the recoverability of various deferred tax assets. These deferred tax assets consisted primarily of net operating loss carryforwards in various jurisdictions, including the United States. As a result of this evaluation we established a valuation allowance for essentially all deferred tax assets, resulting in an increase in deferred income tax expense of approximately $15.5 million. Additionally, in fiscal 2016 we determined to deduct certain prior year foreign tax credits in our U.S. income tax returns, rather than take such amounts as a credit against future taxes. This change in treatment resulted in an increase in deferred income tax expense of approximately $2.6 million. These items are the primary factors causing our total income tax expense in fiscal 2016, which amounted to approximately $11.0 million, to differ from the expected income tax benefit at the U.S. statutory rate of 34%.

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
On August 2, 2013, we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A as administrative agent, and on August 22, 2014, Seamap Singapore entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited. In March 2017, we repaid all outstanding obligations under the Credit Agreement and terminated that agreement. Also, on April 5, 2017, we repaid all outstanding obligations under the Seamap Credit Facility and cancelled that facility. We are engaged in discussions with other commercial banks regarding establishing a new revolving credit facility or facilities. There can be no assurance, however, that we will be successful in negotiating any such facilities. Accordingly, we currently do not plan to rely upon proceeds from revolving credit facilities to meet our liquidity and capital needs.
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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$719	$3,154	$15,047
Net cash provided by (used in) investing activities	8,997	4,412	(10,269)
Net cash used in financing activities	(3,038)	(7,313)	(5,638)
Effect of changes in foreign exchange rates on cash and cash equivalents	(43)	(511)	(546)
Net decrease in cash and cash equivalents	$6,635	$(258)	$(1,406)
As of January 31, 2018, we had working capital of approximately $25.3 million and cash and cash equivalents of approximately $10.1 million, as compared to working capital of approximately $21.6 million and cash and cash equivalents of approximately $3.5 million at January 31, 2017. Our working capital increased from January 31, 2017 to January 31, 2018 primarily due the decline in accounts receivable and maturity and repayments of long-term debt. These items were partially offset by working capital generated by operations.
Cash Flows From Operating Activities. Cash flows provided by operating activities amounted to approximately $719,000 in fiscal 2018 as compared to approximately $3.2 million in fiscal 2017 and $15.0 million in fiscal 2016. In fiscal 2018, the primary sources of cash provided by operating activities was our net loss of $21.1 million net of non-cash charges, including depreciation and amortization charges totaling approximately $16.6 million. The net change in other current assets and liabilities increased net cash provided by operating activities for fiscal 2018 by approximately $5.7 million.
On April 5, 2017, we prepaid all amounts outstanding under the Seamap Credit Facility and cancelled that facility. Our average borrowing levels under the Credit Agreement and the Seamap Credit Facility for fiscal 2018, 2017 and 2016 were approximately $801,000, $12.2 million and $17.6 million, respectively
Cash Flows From Investing Activities. In fiscal 2018, 2017 and 2016, we acquired approximately $900,000, $636,000 and $2.2 million, respectively, of new lease pool equipment. We currently estimate that lease pool purchases during fiscal 2019 will be comparable to fiscal 2018.
In fiscal 2016 we acquired Klein for $10.0 million in cash. Cash flows from investing activities for each of the fiscal years ended January 31, 2018, 2017 and 2016 reflect proceeds of approximately $10.3 million, $5.3 million and $2.2 million, respectively, from the sale of used lease pool equipment.
Cash Flows From Financing Activities. During fiscal 2018, 2017 and 2016, we made net repayments of borrowings under the Credit Agreement of approximately $3.5 million, $10.9 million and $2.6 million, respectively. The repayments in fiscal 2016 were net of borrowings of approximately $10.0 million related to the acquisition of Klein in December 2015. During fiscal 2018, 2017 and 2016 we made scheduled repayments totaling approximately $2.8 million, $3.2 million and $3.2 million, respectively, under the Seamap Credit Facility.
In fiscal 2017 we established an at the market program (“ATM”) whereby we can sell additional shares of Series A Preferred Stock from time to time. As of January 31, 2018 we have sold a total of 211,996 shares pursuant to this program and 293,958 shares remain available for sale under the ATM. Subsequent to January 31 2018, we sold 152,290 shares of Series A Preferred Stock to Mitsubishi Heavy Industries Ltd. (“MHI”) in a privately negotiated transaction in connection with the Hydroscience Acquisition and may issue an additional 21,756 to MHI, subject to certain conditions. Net proceeds from the sale of Series A Preferred stock totaled approximately $4.2 million and $7.3 million in fiscal 2018 and fiscal 2017, respectively. In fiscal 2018 and 2017, we paid cash dividends of approximately $905,000 and $486,000, respectively, related to the Series A Preferred Stock.
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

The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	2,166	1,141	1,004	21	—
Other obligations	1,400	1,400	—	—	—
Purchase obligations	1,474	1,474	—	—	—
Total	$5,040	$4,015	$1,004	$21	$—
We regularly evaluate opportunities to expand our business through the acquisition of other companies, businesses or product lines. If we were to make any such acquisitions, we believe they could generally be financed with a combination of cash on hand and cash flows from operations. However, should these sources of financing not be adequate, we may seek other sources of capital to fund future acquisitions. These additional sources of capital include additional bank credit facilities or the issuance of debt or equity securities.
We have determined that, due to fundamental shifts in our business strategy to emphasize our Marine Technology Products business and the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2018, can no longer be deemed indefinitely reinvested outside of the United States. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by recently enacted tax legislation in the United States (see Note 12 - Income Taxes to our consolidated financial statements).
As of January 31, 2018, we had deposits in foreign banks equal to approximately $3.9 million. All $3.9 million of these deposits could be distributed to the United States without any adverse tax consequences.
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

Allowance for Doubtful Accounts
We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. Based on our view of general industry conditions and the specific customer factors discussed above, in fiscal 2018 we provided an allowance for doubtful accounts of approximately $1.0 million.
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
If there is an indication of possible impairment, we test the assets for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows expected to be generated by our lease pool assets to their total carrying value. Considering the general industry downturn and the factors noted above, we performed a test for recoverability as of January 31, 2018. We determined that despite recent declines in the overall business environment, there was no impairment of our lease pool assets. See Item 1A – “Risk Factors”, and note 6 to our consolidated financial statements.
Goodwill and Other Intangible Assets
As of January 31, 2018 all intangible assets, including goodwill, relate to our Marine Technology Products segment, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB Accounting Standards Codification Topic (ASC) 350, we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. We formally evaluate the carrying value of our goodwill for impairment annually, as of January 31 for each of our reporting units. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine if it is more likely than not that a reporting unit’s fair value exceeds its carrying value. If we are unable to conclude qualitatively that is more likely than not that a reporting unit’s fair value exceeds its carrying value, then we perform a quantitative assessment of fair value of a reporting unit. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists a possibility of impairment of goodwill.
Prior to fiscal 2018, any impairment related to goodwill was measured in a two step process. Step 1 consisted of the process of allocating the fair value of the reporting unit to net assets and liabilities to determine the implied carrying value of goodwill and Step 2 consisted of comparing the implied carrying value of goodwill to the carrying value of the goodwill. Any excess of carrying value over implied carrying value was recorded as an impairment loss.
Effective for fiscal 2018 the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-14 simplifies the process for assessing goodwill impairment by eliminating Step 2 for the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to the reporting unit.
In fiscal 2016, we concluded, based on qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was more than its fair value. We therefore conducted a quantitative assessment as discussed above. Based on this quantitative assessment, we recorded an impairment loss of $3.0 million related to the Seamap reporting unit. Also at January 31, 2016, the Company recorded an impairment of approximately $600,000 related to certain identifiable intangible assets related to its leasing reporting unit.
In fiscal 2017, we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value was not more than the fair value with respect to both the Seamap and Klein reporting units.
As of January 31, 2018 we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was not more than its fair value.
As of January 31, 2018 we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was more than its fair value. We therefore conducted a quantitative assessment which confirmed that the carrying value exceeded the fair value. Accordingly, we recorded an impairment loss of approximately $1.5 million related to the Klein reporting unit.
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

•
the carryover periods for certain tax benefits; we noted in particular that the loss carryover period in the United States is 20 years for tax years beginning before December 31, 2017 and indefinite for losses incurred in tax years beginning after December 31, 2017. However, for losses incurred in tax years beginning after December 31, 2017, utilization is limited to 80% of taxable income.

•	The carryover period for U.S. foreign tax credit carryforwards is 10 years;

•	no U.S. tax benefits are expected to expire prior to 2021;

•	we do not have a history of tax benefits expiring without being utilized; and

•	our existing customer relationships.
We also considered the following negative indicators:

•	our recent losses within certain jurisdictions, including the United States, Australia, Hungary, Canada, the United Kingdom and Russia;

•	the recent decline in worldwide oil prices;

•	the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.
Based on our evaluation of the evidence, as of January 31, 2018 we have provided the following approximate valuation allowances against deferred tax assets in various jurisdictions (in thousands):

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
United States(1)	$11,952	$(11,952)	$—
Australia	1,367	(1,367)	$—
Hungary	1,245	(1,245)	$—
Canada	4,379	(4,379)	$—
United Kingdom	707	(707)	$—
Russia	206	(206)	$—

(1)	includes federal and state deferred tax assets
The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of such loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2033, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we would need to generate taxable income of approximately $55.1 million.
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
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2018, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.2 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $120,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble, Australian dollar and the Singapore dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 43% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2018, the U.S. dollar generally increased in value versus the above currencies. As a result of this increase, we have recognized an increase of approximately $1.7 million in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Euro, Russian Ruble and the Australian dollar. See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Other Income and Expense.”
Interest Rate Risk
As of January 31, 2018, we have no interest bearing debt on our balance sheet. As of January 31, 2017, there was approximately $6.3 million outstanding under our credit agreements. These agreements contained a floating interest rate based on the Eurodollar rate or the prime rate. Our average borrowing rate was 3.95% as of January 31, 2017. In March 2017, we repaid all outstanding obligations under the Credit Agreement and terminated that agreement. Also, on April 5, 2017, we repaid all amounts outstanding under the Seamap Credit Facility and cancelled that facility. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so.
Item 8. Financial Statements and Supplementary Data
The information required by this Item appears beginning on page F-1 and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On November 16, 2017, Hein & Associates LLP (“Hein”), our independent registered public accounting firm combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as our independent registered public accounting firm. Concurrent with such resignation, our audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company.
The audit reports of Hein on the Company’s financial statements for the two most recent fiscal years ended January 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the most recent fiscal year ended January 31, 2017 and through the subsequent interim period preceding Hein’s resignation, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their report on the Company’s financial statements for such years.
During the most recent fiscal year ended January 31, 2017 and through the subsequent interim period preceding Hein’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
During the two most recent fiscal years and through the subsequent interim period preceding Moss Adam’s engagement, we did not consult with Moss Adams on either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Moss Adams did not provide us with either a written report or oral advise that Moss Adams concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2018 at the reasonable assurance level.
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
As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2018, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2018.
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
Item 11. Executive Compensation
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2018.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2018.
Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2018.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1
3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)
3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 10, 2016.	001-13490	3.1
3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1
4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1
4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.1*	Amended and Restated Employment Agreement, dated September 8, 2015, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form 8-K filed with the SEC on September 14, 2015.	000-25142	10.1
10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A
10.3*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10.4*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10.5*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10.6*	Form of Restricted Stock Agreement(Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10.7*	Form of Nonqualified Stock Option Agreement(Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10.8*	Form of Incentive Stock Option Agreement(Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.9*	Form of Phantom Stock Award Agreement(Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5
10.10*	Form of Stock Appreciation Rights Agreement(Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10.11*	Form of Incentive Stock Option Agreement(2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10.12*	Form of Nonqualified Stock Option Agreement(2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10.13†*	Summary of Non-Employee Director Compensation
10.14	Credit Agreement dated August 2, 2013 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.1
10.15	Security and Pledge Agreement dated August 2, 2013 among Mitcham Industries, Inc. the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 5, 2013	000-25142	10.2
10.16	First Amendment to Credit Agreement dated December 23, 2013 among Mitcham Industries, Inc., HSBC Bank USA, N.A., and the lenders party thereto	Incorporated by reference to Mitcham Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on April 3, 2014.	000-25142	10.19
10.17	Second Amendment to Credit Agreement dated July 17, 2014 among Mitcham Industries, Inc., and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 4, 2014.	000-25142	10.1
10.18	Third Amendment to Credit Agreement dated December 7, 2015 among Mitcham Industries, Inc., the guarantors party thereto and HSBC Bank USA, N.A.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2015	000-25142	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.19	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1
10.20	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2
12.1†	Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of Mitcham Industries, Inc.
23.1†	Consent of Moss Adams LLP
23.2†	Consent of Hein & Associates LLP
31.1†	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Guy Malden., Co-Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Robert P. Capps, Co-Chief Executive Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2018.

MITCHAM INDUSTRIES, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President-Finance,
Chief Financial Officer and Director
(Co-Principal Executive Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date
/s/ GUY MALDEN	Co-Chief Executive Officer, Executive Vice President – Marine Systems (Co-Principal Executive Officer)	April 13, 2018
Guy Malden

/s/ ROBERT P. CAPPS	Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial Officer)	April 13, 2018

Robert P. Capps

/s/ MARK A. COX	Vice President of Finance and Accounting (Principal Accounting Officer)	April 13, 2018
Mark A. Cox

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 13, 2018
Peter H. Blum

/s/ THOMAS GLANVILLE	Director	April 13, 2018
Thomas Glanville

/s/ ROBERT J. ALBERS	Director	April 13, 2018
Robert J. Albers

/s/ MARCUS ROWLAND	Director	April 13, 2018
Marcus Rowland

/s/ RANDAL DEAN LEWIS	Director	April 13, 2018
Randal Dean Lewis

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Mitcham Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mitcham Industries, Inc. and subsidiaries (the “Company”) as of
January 31, 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas
April 13, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mitcham Industries, Inc.

We have audited the accompanying consolidated balance sheet of Mitcham Industries, Inc. and subsidiaries (collectively the “Company”) as of January 31, 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows and financial statement schedule for each of the two years in the period ended January 31, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Mitcham Industries, Inc. and subsidiaries as of January 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
April 6, 2017

MITCHAM INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,902	$2,902
Restricted cash	244	609
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,885 and $3,716 at January 31, 2018 and January 31, 2017, respectively	10,494	15,830
Inventories, net	10,856	11,960
Prepaid income taxes	—	1,565
Prepaid expenses and other current assets	1,550	2,193
Total current assets	33,046	35,059
Seismic equipment lease pool and property and equipment, net	22,900	43,838
Intangible assets, net	8,015	9,012
Goodwill	2,531	3,997
Non-current prepaid income taxes	1,609	—
Long-term receivables, net of allowance for doubtful accounts of $2,282 and $2,188 at January 31, 2018 and January 31, 2017, respectively	4,652	2,780
Other assets	926	28
Total assets	$73,679	$94,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,271	$1,929
Current maturities – long-term debt	—	6,371
Deferred revenue	741	651
Accrued expenses and other current liabilities	5,253	4,514
Income Taxes Payable	258	—
Total current liabilities	7,523	13,465
Deferred tax liability	307	317
Total liabilities	7,830	13,782
Commitments and contingencies (Note 13, 17 and 18)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 532 and 343 issued and outstanding at January 31, 2018, and January 31, 2017, respectively	11,544	7,294
Common stock $.01 par value; 20,000 shares authorized; 14,019 shares issued at January 31, 2018 and January 31, 2017	140	140
Additional paid-in capital	122,304	121,401
Treasury stock, at cost (1,929 shares at January 31, 2018 and 2017)	(16,860)	(16,858)
Accumulated deficit	(42,425)	(20,451)
Accumulated other comprehensive loss	(8,854)	(10,594)
Total shareholders’ equity	65,849	80,932
Total liabilities and shareholders’ equity	$73,679	$94,714
The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2018	2017	2016
Revenues:
Sale of marine technology products	$27,420	$25,058	$25,163
Equipment leasing	7,826	10,161	23,710
Sale of lease pool equipment	13,030	5,780	2,946
Total revenues	48,276	40,999	51,819
Cost of sales:
Sale of marine technology products	16,686	13,571	13,376
Equipment leasing (including lease pool depreciation of $14,370, $25,753 and $29,462 at January 31, 2018, January 31, 2017 and January 31, 2016, respectively)	17,764	29,037	34,120
Lease pool equipment sales	7,742	5,805	1,654
Total cost of sales	42,192	48,413	49,150
Gross profit (loss)	6,084	(7,414)	2,669
Operating expenses:
Selling, general and administrative	19,663	19,753	18,035
Research and development	1,502	974	931
Provision for doubtful accounts	1,013	750	2,201
Contract settlement	—	—	2,142
Impairment of intangible assets	1,466	—	3,609
Depreciation and amortization	2,148	2,399	2,511
Total operating expenses	25,792	23,876	29,429
Operating loss	(19,708)	(31,290)	(26,760)
Other income (expense):
Interest income (expense)	47	(643)	(725)
Other, net	(498)	594	(274)
Total other expense	(451)	(49)	(999)
Loss before income taxes	(20,159)	(31,339)	(27,759)
Provision for income taxes	(910)	(1,814)	(10,977)
Net loss	$(21,069)	$(33,153)	$(38,736)
Preferred stock dividends	(905)	(486)	—
Net loss attributable to common shareholders	$(21,974)	$(33,639)	$(38,736)
Net loss per common share:
Basic	$(1.82)	$(2.79)	$(3.22)
Diluted	$(1.82)	$(2.79)	$(3.22)
Shares used in computing loss per common share:
Basic	12,084	12,070	12,041
Diluted	12,084	12,070	12,041
The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended January 31,
	2018	2017	2016
Net loss attributable to common shareholders	$(21,974)	$(33,639)	$(38,736)
Change in cumulative translation adjustment	1,740	1,507	(3,575)
Comprehensive loss	$(20,234)	$(32,132)	$(42,311)

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Years Ended January 31, 2016, 2017 and 2018
	Common Stock		Preferred Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2015	14,012	140	—	—	119,787	(16,851)	51,924	(8,526)	146,474
Net loss	—	—	—	—	—	—	(38,736)	—	(38,736)
Foreign currency translation	—	—	—	—	—	—	—	(3,575)	(3,575)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—
Restricted stock issued	7	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	(3)	—	—	(3)
Purchase of common stock	—	—	—	—	(416)	—	—	—	(416)
Stock-based compensation	—	—	—	—	1,293	—	—	—	1,293
Balances, January 31, 2016	14,019	140	—	—	120,664	(16,854)	13,188	(12,101)	105,037
Net loss	—	—			—	—	(33,153)	—	(33,153)
Foreign currency translation	—	—	—	—	—	—	—	1,507	1,507
Restricted stock forfeited for taxes	—	—	—	—	—	(4)	—	—	(4)
Preferred stock offering	—	—	343	7,294	—	—	—	—	7,294
Preferred stock dividends	—	—	—	—	—	—	(486)	—	(486)
Stock-based compensation	—	—	—	—	737	—	—	—	737
Balances, January 31, 2017	14,019	$140	343	7,294	$121,401	$(16,858)	$(20,451)	$(10,594)	$80,932
Net loss	—	—	—	—	—	—	(21,069)	—	(21,069)
Foreign currency translation	—	—	—	—	—	—	—	1,740	1,740
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	189	4,250	—	—	—	—	4,250
Preferred stock dividends	—	—	—	—			(905)	—	(905)
Stock-based compensation	—	—	—	—	903	—	—	—	903
Balances, January 31, 2018	14,019	$140	532	$11,544	$122,304	$(16,860)	$(42,425)	$(8,854)	$65,849

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(21,069)	$(33,153)	$(38,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,637	28,275	32,111
Stock-based compensation	903	737	1,293
Impairment of intangible assets	1,466	—	3,609
Provision for doubtful accounts, net of charge offs	1,013	750	2,201
Provision for inventory obsolescence	815	75	407
Gross (profit) loss from sale of lease pool equipment	(4,906)	298	(1,384)
Deferred tax expense	(20)	934	10,309
Non-current prepaid tax	182	—	—
Changes in:
Trade accounts and contracts receivable	4,405	7,345	(238)
Inventories	685	850	677
Income taxes receivable and payable	—	475	(1,716)
Accounts payable, accrued expenses and other current liabilities	(455)	(2,189)	1,241
Prepaids and other current assets, net	1,002	(1,327)	4,807
Foreign exchange losses net of gains	61	84	466
Net cash provided by operating activities	719	3,154	15,047
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(909)	(636)	(2,173)
Acquisition of businesses	—	—	(10,000)
Purchases of property and equipment	(407)	(283)	(336)
Sales of used lease pool equipment	10,313	5,331	2,240
Net cash provided by (used in) investing activities	8,997	4,412	(10,269)
Cash flows from financing activities:
Net payments on revolving line of credit	(3,500)	(10,900)	(2,600)
Payments on term loan and other borrowings	(2,807)	(3,217)	(3,217)
Net (purchases of) proceeds from short-term investment	—	—	182
Net proceeds from preferred stock offering	4,174	7,294	—
Preferred stock dividends	(905)	(486)	—
Purchase of treasury stock	—	(4)	(3)
Net cash used in financing activities	(3,038)	(7,313)	(5,638)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(43)	(511)	(546)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,635	(258)	(1,406)
Cash, cash equivalents and restricted cash, beginning of year	3,511	3,769	5,175
Cash, cash equivalents and restricted cash, end of year	$10,146	$3,511	$3,769
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
Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2018, 2017 and 2016 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenue is recognized as incurred.
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
Revenue Recognition of Service Agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases, the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for each of the three months ended January 31, 2018 were not material. Due to immateriality, service revenues are not presented separately in the financial statements.
Contracts Receivable—In connection with the sale of seismic equipment, the Company will, from time to time, accept a contract receivable as partial consideration. These contracts bear interest at a market rate, generally have terms of less than two years and are collateralized by a security interest in the equipment sold. Interest income on contracts receivable is recognized as earned, unless there is a question as to collectability in which case it is recognized when received.
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
Impairment—The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on goodwill on an annual basis. The Company performs a qualitative review to determine if it is more likely than not that the fair value of our reporting units is greater their carrying value.  If the Company is unable to conclude quantitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the Company performs a quantitative assessment of fair value of the reporting unit. The quantitative reviews involve significant estimates on the part of management.
Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2018, 2017 and 2016, warranty expense was not material.
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
The weight given to the potential effect of positive and negative evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion, or all, of the deferred tax asset. The more significant types of evidence considered include the following:

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

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

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
Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company often offers to its customers and the limited financial wherewithal of certain of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make substantial judgments regarding the valuation allowance on deferred tax assets and with respect to quantitative analysis prepared in conjunction with impairment analysis related to goodwill and other intangible assets.
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

The Company measures the fair values of goodwill, intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value goodwill, intangibles and other long-lived assets as of January 31, 2018. See Notes 6 and 7 to our consolidated financial statements.
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
Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2018, 2017 and 2016, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
Stock options	77	18	13
Restricted stock	32	44	46
Total dilutive shares	109	62	59
For the fiscal years ended January 31, 2018, 2017 and 2016, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.
2. New Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify impairment testing of goodwill and other intangible assets by eliminating step two of the impairment test. ASU No. 2017-04 will be effective during the fiscal year ended January 31, 2021. The Company has adopted the provisions of ASU 2017-04 as of January 31, 2018. The adoption of ASU 2017-04 did not have a material effect on the Company's condensed consolidated financial statements.

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

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

The Company will adopt the Revenue Standard in the first quarter of fiscal 2019 and plans to use the modified retrospective method. The Company has analyzed a number of customer contracts and has determined that the Revenue Standard will be applicable to contracts performed by its Marine Technology Products segment, but not contracts performed by its Equipment Leasing segment. Based on the analysis the Company does not expect revenue recognition under the Revenue Standard to be materially different from the way contract revenue has been recognized under previous guidance. The Company is continuing to review its customer contracts in light of the Revenue Standard and evaluating the effect adoption will have on its financial statements, disclosures, and related internal controls.
3. Supplemental Statements of Cash Flows Information
Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended January 31,
	2018	2017	2016
Interest paid	$86	$673	$694
Income taxes paid, net	494	409	1,520
Seismic equipment purchases included in accounts payable at year-end	53	130	325
4. Inventories
Inventories consisted of the following (in thousands):

	As of January 31,
	2018	2017
Raw materials	$5,099	$5,781
Finished goods	6,185	5,985
Work in progress	1,247	1,146
Cost of inventories	12,531	12,912
Less allowance for obsolescence	(1,675)	(952)
Net inventories	$10,856	$11,960

5. Accounts and Contracts Receivables
Accounts and contracts receivables consisted of the following (in thousands):

	As of January 31,
	2018	2017
Accounts receivable	$16,392	$21,762
Contracts receivable	4,921	2,752
	21,313	24,514
Less long-term portion	(6,934)	(4,968)
Current accounts and contracts receivable	14,379	19,546
Less current portion of allowance for doubtful accounts	(3,885)	(3,716)
Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$10,494	$15,830
Contracts receivable consisted of $4.9 million and $2.8 million, due from five customers as of January 31, 2018 and 2017, respectively. The balance of contracts receivable at January 31, 2018 and 2017 consisted of contracts bearing interest at an average rate of approximately 2.8% and 2.2% respectively and with remaining repayment terms from one to 40 months. These contracts are collateralized by the equipment sold. As of January 31, 2017, the Company has entered into structured payment arrangements with five customers, which extend the payment of their accounts and contracts receivable balances resulting in long-term accounts receivable with two customers totaling

$3.7 million and long-term contracts receivable with two customers totaling $2.1 million. Payments terms for long-term receivables are structured to be completed by the end of fiscal 2020.
6. Seismic Equipment Lease Pool and Property and Equipment
Seismic equipment lease pool and property and equipment consisted of the following (in thousands)

	As of January 31,
	2018	2017
Recording channels	$89,397	$126,081
Other peripheral equipment	84,877	92,920
Cost of seismic equipment lease pool	174,274	219,001
Land and buildings	3,380	3,379
Furniture and fixtures	10,222	9,462
Autos and trucks	722	675
Cost of property and equipment	14,324	13,516
Cost of seismic equipment lease pool and property and equipment	188,598	232,517
Less accumulated depreciation	(165,698)	(188,679)
Net book value of seismic equipment lease pool and property and equipment	$22,900	$43,838
As of January 31, 2018 and 2017, the Company completed an annual review of long-lived assets by comparing undiscounted future cash flows to be generated by our lease pool assets to the carrying value of our lease pool assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded.
Location of seismic equipment lease pool and property and equipment (in thousands):

	As of January 31,
	2018	2017
United States	$4,973	$16,510
Europe	6,557	7,730
Canada	2,134	8,525
Latin America	2,390	2,317
Singapore	4,793	5,321
Australia	737	1,462
Russia	1,316	1,973
Net book value of seismic equipment lease pool and property and equipment	$22,900	$43,838
7. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/18	January 31, 2018				January 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(3,063)	$3,997
Proprietary rights	4.9	$6,181	$(3,663)	—	2,518	$5,810	$(3,003)	—	2,807
Customer relationships	3.8	5,024	(2,464)	—	2,560	4,679	(1,656)	—	3,023
Patents	5.0	1,730	(778)	—	952	1,608	(558)	—	1,050
Trade name	8.3	894	(41)	—	853	884	(27)	—	857
Developed technology	7.9	1,430	(298)	—	1,132	1,430	(155)	—	1,275
Amortizable intangible assets		$15,259	$(7,244)	$—	$8,015	$14,411	$(5,399)	$—	$9,012

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

On January 31, 2018, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $1.5 million related to the Klein reporting unit.
On January 31, 2017, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value was greater than the carrying value of both our Seamap and Klein reporting units. As a result, no impairment charge was recorded in fiscal 2017.
Aggregate amortization expense was $1.5 million, $1.5 million and $1.7 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. As of January 31, 2018, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2019	$1,508
2020	1,508
2021	1,355
2022	820
2023	726
Thereafter	2,098
Total	$8,015
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2018	2017
Contract settlement	$1,431	$1,431
Wages and benefits	1,098	1,130
Customer Deposits	1,019	641
Restructuring costs	413	—
Other	1,292	1,312
Accrued Expenses and Other Liabilities	$5,253	$4,514

9. Long-Term Debt and Notes Payable
Long-term debt and notes payable consisted of the following (in thousands):

	As of January 31,
	2018	2017
Revolving line of credit	$—	$3,500
Term credit facility	—	2,800
Other equipment notes	—	71
	—	6,371
Less current portion	—	(6,371)
Long-term debt	$—	$—
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

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

as lenders thereunder (initially consisting of HSBC Bank USA, N.A. and First Victoria National Bank). In November 2016, the Company reduced the commitment to $10.0 million from $20.0 million. In March 2017, the Company repaid all outstanding obligations under the Credit Agreement and terminated that agreement.
The Credit Agreement provided for Eurodollar loans, which bore interest at the Eurodollar base rate, plus a margin of from 2.50% to 3.50% based on the Company’s leverage ratio and for ABR loans which bore interest at the applicable base rate plus a margin of from 1.50% to 2.50% based on the Company’s leverage ratio. As of January 31, 2017, the margin for ABR loans was 250 basis points and the margin for Eurodollar loans was 350 basis points. The Company agreed to pay a commitment fee on the unused portion of the Credit Agreement of 0.375% to 0.50%. Up to $10.0 million of available borrowings under the Credit Agreement may have been utilized to secure letters of credit.
On August 22, 2014, Seamap Singapore entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC-Singapore”). The facility consisted of a $10.0 million term loan, a $3.0 million revolving credit facility, and a $2.0 million banker’s guarantee facility. In April 2017, the company prepaid all amounts outstanding under the Seamap Credit Facility and canceled that facility.
The term loan portion of the Seamap Credit Facility provided for eleven quarterly principal payments of $800,000 and a final payment of the remaining $1.2 million on or before August 31, 2017. Interest on the term facility was payable quarterly at LIBOR plus 2.75%. Under the Seamap Credit Facility, Seamap Singapore may have borrowed up to $3.0 million for a period of one to three months to be utilized for working capital and other general corporate purposes. Borrowings under the revolving credit facility bore interest at LIBOR plus 3.00%.
The Company’s average borrowings under the Credit Agreement and the Seamap Credit Facility for the fiscal years ended January 31, 2018 and 2017 were approximately $801,000 and $12.2 million, respectively.
10. Shareholders’ Equity
The Company has 1,000,000 shares of preferred stock authorized. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2018, approximately 532,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share, (the “Series A Preferred Stock”) were outstanding, and 343,000 shares were outstanding as of January 31, 2017. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our common stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.
The Company has 20,000,000 shares of common stock authorized, of which 14,019,000 were issued as of January 31, 2018 and 2017.
In April 2013, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through December 31, 2014. During the year ended January 31, 2016, the Company repurchased 852,100 shares of its common stock at an average price of approximately $11.41 per share. These shares are reflected as treasury stock in the accompanying financial statements.
During the fiscal years ended January 31, 2018, 2017 and 2016, approximately 359, 718 and 580 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $4.79, $3.76 and $4.86, respectively.
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
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Series A Preferred Stocked through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the ATM program. For the twelve months ended January 31, 2018, the Company issued 188,822 shares of Series A Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $4.4 million and the Agent received compensation of approximately $86,000. For the three months ended January 31, 2018, the Company issued 106,918 shares of Series A Preferred stock under the ATM offering program. Gross proceeds from these sales were approximately $2.5 million and the Agent received compensation of approximately $49,000, resulting in net proceeds to the Company of $2.4 million for the three months ended January 31, 2018. The Non-Executive Chairman of the Company received no portion of this compensation.
12. Income Taxes

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
Loss before income taxes is attributable to the following jurisdictions:
Domestic	$(12,246)	$(17,685)	$(11,900)
Foreign	(7,913)	(13,654)	(15,859)
Total	$(20,159)	$(31,339)	$(27,759)
The components of income tax expense (benefit) were as follows:
Current:
Domestic	$(225)	$34	$(16)
Foreign	1,156	846	684
	931	880	668
Deferred:
Domestic	(36)	40	10,762
Foreign	15	894	(453)
	(21)	934	10,309
Income tax expense	$910	$1,814	$10,977
The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
Federal income tax at 32.9%, 34%, 34%, respectively	$(6,632)	$(10,655)	$(9,436)
Changes in tax rates	7,257	—	(82)
Permanent differences	3,356	38	509
Foreign effective tax rate differential	1,163	1,979	1,609
Potential tax, penalties and interest resulting from uncertain tax positions	—	—	(236)
Foreign withholding taxes, foreign branch taxes, including penalties and interest	716	671	717
Election to deduct foreign taxes in prior years U.S. income tax returns	—	—	2,610
Valuation allowance on deferred tax assets	(5,765)	10,056	15,477
Excess tax deficiency for share-based payments under ASU 2016-09	309	—	—
Other	506	(275)	(191)
	$910	$1,814	$10,977

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$14,292	$17,666
Tax credit carry forwards	693	894
Stock option book expense	1,381	2,259
Allowance for doubtful accounts	1,521	2,098
Allowance for inventory obsolescence	430	437
Accruals not yet deductible for tax purposes	611	691
Fixed assets	1,325	1,266
Other	901	1,046
Gross deferred tax assets	21,154	26,357
Valuation allowance	(21,154)	(26,357)
Deferred tax assets	—	—
Deferred tax liabilities:
Intangible assets	—	(150)
Other	(307)	(167)
Deferred tax liabilities	(307)	(317)
Unrecognized tax benefits	—	—
Total deferred tax (liabilities) assets, net	(307)	$(317)
On December 22, 2017, the United States enacted legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains (i) significant changes to corporate taxation, including reduction of the highest corporate tax rate from 35% to 21%, (ii) limitations on the deductibility of interest expense, business entertainment expenses, and executive compensation, and (iii) significant changes to U.S. international taxation, including a one time repatriation tax on undistributed earnings of foreign subsidiaries, the exemption from U.S. tax of certain foreign earnings upon their distribution to U.S. corporate shareholders, and the addition of a base erosion and anti-abuse tax. The Company's assessment of the effects of the Tax Act is not complete; therefore, provisional amounts under the Tax Act have been reported for fiscal year ended January 31, 2018.
As a result of the Tax Act reducing the corporate rate to 21%, effective January 1, 2018, the Company's effective federal income tax rate was reduced from 34% to 32.9% for the fiscal year ended January 31, 2018.
As a result of the reduction of the corporate tax rate to 21%, U.S. generally accepted accounting principles require the Company to re-value its deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The impact of revaluation was a decrease of approximately $7.0 million in value of the Company's U.S. deferred tax assets. The decrease in value of the U.S. deferred tax assets was directly offset by a corresponding reduction in the valuation allowance related to deferred tax assets. Therefore, no tax expense was recorded for the fiscal year ended January 31, 2018 as a result of the change in the corporate tax rate.
The Company also recognized approximately $11.2 million of estimated U.S. taxable income due to the one-time repatriation of previously untaxed foreign earnings and profits imposed by the Tax Act. The repatriated foreign earnings were reported as a permanent difference and were entirely offset by current year U.S. net operating losses. As a result, the one-time repatriation of foreign earnings did not result in a tax liability for the Company.
The Company has determined that, due to fundamental shifts in its business strategy to emphasize its Marine Technology Products business and the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2018, should no longer be deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Act. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2018.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

Included in deferred tax assets is approximately $1.4 million related to stock based compensation, including non-qualified stock options. Recent prices for the Company’s common stock are below the exercise price for a significant number of these stock options. Should the price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.
As of January 31, 2018, the Company has recorded valuation allowances of approximately $21.2 million related to deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that these deferred tax assets would be realized. The judgment was based on an evaluation of available evidence, both positive and negative.
At January 31, 2018, the Company had tax credit carry forwards of approximately $693,000, which amounts can be carried forward through at least 2021.
As of January 31, 2018, 2017 and 2016 the company had no unrecognized tax benefits attributable to uncertain tax positions. Income tax expense for the fiscal year ended January 31, 2016 included approximately $92,000 of benefit related to reductions in uncertain tax positions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential penalties and interest, is as follows:

	Years Ended January 31,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefits as of beginning of year	$—	$—	$92
Increases as a result of tax positions taken in prior years	—	—	—
Increases as a result of tax positions taken in current year	—	—	—
Settlements	—	—	(44)
Lapse of statute of limitations	—	—	(48)
Unrecognized tax benefits as of end of year	$—	$—	$—
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Income tax expense for the fiscal year ended January 31, 2016 included approximately $145,000 of benefit related to a reduction in estimated penalties and interest for uncertain tax positions.
Effective January 31, 2016 the Company has adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets and liabilities are classified as long-term as of January 31, 2017 and January 31, 2018 in the accompanying Consolidated Balance Sheets.
The company prospectively adopted the provisions of ASU 2016-09 beginning February 1, 2017. Accordingly, all excess tax benefits and deficiencies related to employee share-based payments are recognized as income tax benefits or expense in the accompanying Consolidated Statement of Operations and in the accompanying Consolidated Statement of Cash Flows as operating activities. For the fiscal year ended January 31, 2018 the excess tax deficiency for share-based payments recognized as tax expense was approximately $309,000.
The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2013 through 2018. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2013 through 2018. The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2014 through 2018. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2013 through January 31, 2018.
13. Commitments and Contingencies
Purchase Obligations—At January 31, 2018, the Company had approximately $1.5 million in purchase orders outstanding.
Customs and Performance Guarantees—As of January 31, 2018, the Company had provided customs and performance guarantees totaling approximately $244,000. These were secured by cash deposits totaling approximately $244,000.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

14. Stock Option Plans
At January 31, 2018, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $903,000, $737,000 and $1.3 million, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2018 and 2016 were $2.02 and $1.64, respectively. No options were granted during the fiscal year ended January 31, 2017. The assumptions for the periods indicated are noted in the following table.
Weighted average Black-Scholes-Merton fair value assumptions

	Years Ending January 31,
	2018	2017	2016
Risk free interest rate	1.89 - 2.01%	—	1.34 - 1.55%
Expected life	4.87 - 6.87 yrs	—	4.87 - 6.87 yrs
Expected volatility	42 - 47%	—	50 - 52%
Expected dividend yield	0.0%	—	0.0%
Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during the fiscal years ended January 31, 2018 and 2017. The Company had excess tax benefits of approximately $416,000 during the fiscal year ended January 31, 2016.
The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2018, there were approximately 218,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

Stock Based Compensation Activity
The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2017	1,781	$9.27	5.90	$778
Granted	549	4.66
Exercised	—	—
Forfeited	(94)	11.24
Expired	(64)	17.70
Outstanding, January 31, 2018	2,172	$7.75	6.16	$320
Exercisable at January 31, 2018	1,400	$9.51	4.84	$214
Vested and expected to vest at January 31, 2018	2,149	$7.53	6.01	$318
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2018. This amount changes based upon the market value of the Company’s common stock. No options were exercised during the fiscal years ended January 31, 2018 , 2017, and 2016. The fair value of options that vested during the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $0.5 million, $1.0 million and $1.5 million, respectively. For the fiscal year ended January 31, 2018, approximately 245,000 options vested.
As of January 31, 2018, there was approximately $578,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 0.9 years.
Restricted stock as of January 31, 2018 and changes during the fiscal year ended January 31, 2018 were as follows:

	Year Ended January 31, 2018
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	12	$11.89
Granted	—	—
Vested	(10)	13.03
Canceled	—	—
Unvested, end of period	2	$9.97
As of January 31, 2018, there was approximately $2,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted average period of 0.6 years.
15. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore and New Hampshire, with sales offices in Huntsville, Texas and Brisbane, Australia.
The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Singapore; Brisbane, Australia and Ufa, Bashkortostan, Russia.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2018			As of January 31, 2017			As of January 31, 2016
	Marine Technology Products	Equipment Leasing	Consolidated	Marine Technology Products	Equipment Leasing	Consolidated	Marine Technology Products	Equipment Leasing	Consolidated
Fixed assets, net	$3,790	$19,161	$22,900	$4,036	$39,926	$43,838	$4,278	$69,238	$73,516
Intangible assets, net	8,015	—	8,015	9,012	—	9,012	10,466	—	10,466
Goodwill	2,531	—	2,531	3,997	—	3,997	4,155	—	4,155
Total Assets	35,879	37,850	73,679	37,294	57,544	94,714	39,059	95,932	134,759

	Year ended January 31,
	2018				2017				2016
	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated
Revenues	$27,572	$20,919	—	$48,276	$25,100	$15,941	$—	$40,999	$25,350	$26,665	$—	$51,819
Interest expense, net	(18)	65	—	47	(178)	(465)	—	(643)	(239)	(486)	—	(725)
Operating (loss) income	(2,572)	(13,930)	(3,211)	(19,708)	(508)	(27,782)	(3,001)	(31,290)	279	(23,454)	(3,702)	(26,760)
Capital expenditures	268	1,049	—	1,317	263	20	—	283	226	2,283	—	2,509
Depreciation and amortization expense	1,991	14,652	—	16,637	2,054	26,221	—	28,275	1,741	30,370	—	32,111
Approximately $216,000, $62,000 and $196,000 related to sales from Marine Technology Products to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Capital expenditures and fixed assets are reduced by approximately $6,000 and $192,000 for the fiscal years ended January 31, 2017 and 2016, respectively, which represents the difference between the sales price and the cost to manufacture the equipment.
A reconciliation of operating income is as follows (in thousands):

	Years Ended January 31,
	2018	2017	2016
Marine Technology Products	$(2,572)	$(508)	$279
Equipment Leasing	(13,930)	(27,782)	(23,454)
Corporate Expenses	(3,211)	(3,001)	(3,702)
Reconciling items:
Elimination of loss from inter-company sales	5	1	117
Consolidated operating income	$(19,708)	$(31,290)	$(26,760)

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements

16. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2018	$18,433	$10,836	$8,644	$10,363
	2017	$11,731	$8,663	$8,057	$12,548
Gross profit (loss):	2018	$3,194	$618	$901	$1,371
	2017	$(366)	$(2,242)	$(2,137)	$(2,669)
Loss before income taxes:	2018	$(2,436)	$(5,007)	$(4,695)	$(8,021)
	2017	$(6,144)	$(9,091)	$(7,558)	$(8,546)
Incomes taxes (benefit):	2018	$229	$357	$586	$(262)
	2017	$299	$435	$(228)	$1,308
Net loss:	2018	$(2,665)	$(5,364)	$(5,281)	$(7,759)
	2017	$(6,443)	$(9,526)	$(7,330)	$(9,854)
Loss per common share – basic:	2018	$(0.24)	$(0.46)	$(0.46)	$(0.66)
	2017	$(0.53)	$(0.80)	$(0.62)	$(0.83)
Income per common share – diluted:	2018	$(0.24)	$(0.46)	$(0.46)	$(0.66)
	2017	$(0.53)	$(0.80)	$(0.62)	$(0.83)
17. Leases
The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. If the Company is unable to collect the foreign taxes it paid on behalf of its lessees, the Company may have foreign tax credits in the amounts paid, which could be applied against its U.S. income tax liability subject to certain limitations. The Company is not aware of any foreign tax obligations as of January 31, 2018 and 2017 that are not reflected in the accompanying consolidated financial statements.
The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $774,000, $552,000 and $831,000 for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom, Hungary, Colombia and Russia under operating leases. Office rental expense for the fiscal years ended January 31, 2018, 2017 and 2016 was approximately $1.2 million, $1.2 million and $1.2 million, respectively.
Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending January 31:
2019	$1,140
2020	688
2021	316
2022	15
2023	6

18. Concentrations
Credit Risk—As of January 31, 2018 and 2017, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $5.8 million from three customers and $5.1 million from three customers, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $3.9 million at January 31, 2018 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.
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
19. Sales and Major Customers
A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2018	2017	2016
UK/Europe	$11,835	$14,577	$16,437
Canada	807	1,891	1,354
Latin America	1,354	2,983	3,283
Asia/South Pacific	16,768	10,348	16,623
Eurasia	332	3,120	3,659
Other	5,834	1,828	3,147
Total	$36,930	$34,747	$44,503
During the fiscal year ended January 31, 2018 two customers exceeded 10% of total revenue. During the fiscal year ended January 31, 2017, two customer exceeded 10% of total revenue. During the fiscal year ended January 31, 2016, no individual customer exceeded 10% of total revenues.

20. Subsequent Event
In February 2018 the Company completed the acquisition of intellectual property and certain other assets from Hydroscience Technologies, Inc. and Solid Seismic LLC (collectively “Hydroscience”). Hydroscience designed, manufactured and sold marine sensors and solid streamer technology primarily for the hydrographic and seismic industries. In April 2017 Hydroscience filed for bankruptcy protection. Mitcham acquired the assets pursuant to an Asset Purchase Agreement and Sale Order that were approved by the bankruptcy court on January 31, 2018. Under these agreements, Mitcham acquired certain specified intangible and tangible assets free and clear of all prior claims and encumbrances for consideration of $3.0 million in cash and an agreement to forego accounts receivable balances due from Hydroscience with a carrying value of approximately $1.2 million. Mitcham assumed no contracts or prior warranty obligations. In connection with the closing of the acquisition, Mitcham issued 152,290 shares of Preferred Stock to Mitsubishi Heavy Industries, Ltd ("MHI") for proceeds of $3.5 million pursuant to a securities purchase agreement between Mitcham and MHI. In addition, MHI agreed to purchase an additional 21,756 shares of Preferred Stock for $500,000 upon the satisfaction of certain conditions specified in the securities purchase agreement.

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2018	$5,904	1,027	(23)	(a)	(741)	(b)	$6,167
January 31, 2017	$5,821	737	(31)	(a)	(623)	(b)	$5,904
January 31, 2016	$6,339	2,069	404	(a)	(2,991)	(b)	$5,821
Allowance for obsolete equipment and inventory
January 31, 2018	$952	989	20	(a)	(286)	(c)	$1,675
January 31, 2017	$900	116	(41)	(a)	(23)	(c)	$952
January 31, 2016	$750	208	(58)	(a)	—	(c)	$900

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.