Form 10-Q
period 2018-04-30
MITCHAM INDUSTRIES INC
filed 2018-06-07
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,089,399 shares of common stock, $0.01 par value, were outstanding as of June 4, 2018.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,613	$9,902
Restricted cash	233	244
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,560 and $3,885 at April 30, 2018 and January 31, 2018, respectively	12,333	10,494
Inventories, net	11,432	10,856
Prepaid expenses and other current assets	2,132	1,550
Total current assets	34,743	33,046
Seismic equipment lease pool and property and equipment, net	21,046	22,900
Intangible assets, net	11,484	8,015
Goodwill	2,531	2,531
Non-current prepaid income taxes	1,603	1,609
Long-term receivables, net of allowance for doubtful accounts of $94 and $2,282 at April 30, 2018 and January 31, 2018, respectively	706	4,652
Other assets	611	926
Total assets	$72,724	$73,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,889	$1,271
Deferred revenue	723	741
Accrued expenses and other current liabilities	4,895	5,253
Income taxes payable	896	258
Total current liabilities	9,403	7,523
Deferred tax liability	105	307
Total liabilities	9,508	7,830
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 698 and 532 issued and outstanding at April 30, 2018 and January 31, 2018, respectively	15,312	11,544
Common stock, $0.01 par value; 20,000 shares authorized; 14,019 shares issued at April 30, 2018 and January 31, 2018	140	140
Additional paid-in capital	122,430	122,304
Treasury stock, at cost (1,929 shares at April 30, 2018 and January 31, 2018)	(16,860)	(16,860)
Accumulated deficit	(48,715)	(42,425)
Accumulated other comprehensive loss	(9,091)	(8,854)
Total shareholders’ equity	63,216	65,849
Total liabilities and shareholders’ equity	$72,724	$73,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended April 30,
	2018	2017
Revenues:
Sale of marine technology products	$3,566	$6,888
Equipment leasing	2,697	2,717
Sale of lease pool equipment	1,350	8,828
Total revenues	7,613	18,433
Cost of sales:
Sale of marine technology products	2,086	3,975
Equipment leasing (including lease pool depreciation of $2,654, and $4,181 at April 30, 2018, and April 30, 2017 respectively)	3,582	5,125
Lease pool equipment sales	700	6,139
Total cost of sales	6,368	15,239
Gross profit	1,245	3,194
Operating expenses:
Selling, general and administrative	5,630	4,804
Research and development	370	98
Provision for doubtful accounts	200	—
Depreciation and amortization	617	581
Total operating expenses	6,817	5,483
Operating loss	(5,572)	(2,289)
Other income (expense):
Interest, net	18	(46)
Other, net	86	(101)
Total other income (expense)	104	(147)
Loss before income taxes	(5,468)	(2,436)
Provision for income taxes	(437)	(229)
Net loss	$(5,905)	$(2,665)
Preferred stock dividends	(385)	(194)
Net loss available to common shareholders	$(6,290)	$(2,859)
Net loss per common share:
Basic	$(0.52)	$(0.24)
Diluted	$(0.52)	$(0.24)
Shares used in computing net loss per common share:
Basic	12,087	12,078
Diluted	12,087	12,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2018	2017
Net loss available to common shareholders	$(6,290)	$(2,859)
Change in cumulative translation adjustment	(238)	29
Comprehensive loss attributable to common shareholders	$(6,528)	$(2,830)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,905)	$(2,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,303	4,791
Stock-based compensation	126	224
Provision for doubtful accounts, net of charge offs	(200)	—
Provision for inventory obsolescence	—	8
Gross profit from sale of lease pool equipment	(536)	(2,689)
Deferred tax benefit	(202)	(27)
Changes in working capital items:
Trade accounts and contracts receivable	2,418	2,175
Unbilled revenue	(930)	—
Inventories	(844)	(1,403)
Prepaid expenses and other current assets	(1,520)	549
Income taxes payable	642	149
Accounts payable, accrued expenses and other current liabilities	(47)	48
Deferred revenue	313	—
Foreign exchange losses net of gains	16	(48)
Net cash (used in) provided by operating activities	(3,366)	1,112
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(190)	(158)
Acquisition of assets	(3,000)	—
Purchases of property and equipment	(113)	(28)
Sale of used lease pool equipment	1,620	4,496
Net cash (used in) provided by investing activities	(1,683)	4,310
Cash flows from financing activities:
Net payments on revolving line of credit	—	(3,500)
Payments on term loan and other borrowings	—	(2,807)
Net proceeds from preferred stock offering	3,812	27
Preferred stock dividends	(385)	(194)
Net cash provided by (used in) financing activities	3,427	(6,474)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	322	(3)
Net change in cash, cash equivalents and restricted cash	(1,300)	(1,055)
Cash, cash equivalents and restricted cash, beginning of period	10,146	3,511
Cash, cash equivalents and restricted cash, end of period	$8,846	$2,456
Supplemental cash flow information:
Interest paid	$1	$92
Income taxes paid	$46	$13
Purchases of seismic equipment held for lease in accounts payable at end of period	$1,186	$119
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
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2018 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2018, the results of operations for the three months ended April 30, 2018 and 2017, and the cash flows for the three months ended April 30, 2018 and 2017, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2019. As of February 1, 2018 Seamap Pte Ltd., one of the operating entities included in the Seamap group, changed its functional currency to the U.S. dollar. The change was due to recent developments in the Seamap business, including the acquisition of developed technology and introduction of a new product line which expands its markets. This change in functional currency did not have a material effect on the condensed consolidated financial statements.
3. New Accounting Pronouncements
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company has adopted the provisions of ASU No. 2016-15 as of February 1, 2018. The adoption of ASU No. 2016-15 did not have a material effect on the Company’s condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients . ASU 2014-09, as amended, (the “New Revenue Standard”) supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. The Company adopted the New Revenue Standard as of February 1, 2018 using the modified retrospective method. The adoption of the New Revenue Standard did not have a material impact on the Company’s consolidated financial statements.

4. Revenue from Contracts with Customers
Effective February 1, 2018 the Company adopted the New Revenue Standard using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after January 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Under the New Revenue Standard, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company has determined that the New Revenue Standard applies to contracts performed by the businesses in our Marine Technology Products segment, but not to contracts performed by our Equipment Leasing segment which are within the scope of other revenue recognition standards.
The impact of adopting the New Revenue Standard was not material, as the analysis of our contracts under the New Revenue Standard supports the recognition of revenue at a point in time for the majority of our contracts, which is consistent with our current revenue recognition model. As a result, the Company did not record an adjustment to opening retained earnings as a result of the adoption of the New Revenue Standard.
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition (in thousands):

For the For the Three Months Ended April 30,
2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$1,510
Klein	1,512
SAP	480
Total revenue recognized at a point in time	3,502
Revenue recognized over time:
Seamap	206
Klein	—
SAP	—
Total revenue recognized over time	206
Total revenue from contracts with customers	3,708

The revenue from products manufactured and sold by our Seamap and Klein businesses, as well as the revenue from products marketed and sold by our SAP business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides Software Maintenance Agreements (“SMA”) to customers who have an active license for software imbedded in Seamap products. The revenue from SMA’s is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers (in thousands):

For the For the Three Months Ended April 30,
2018
(in thousands)
United States	$129
Europe, Russia & CIS	2,019
Middle East & Africa	514
Asia-Pacific	699
Canada & Latin America	347
Total revenue from contracts with customers	3,708

As of April 30, 2018 contract assets and liabilities consisted of the following (in thousands):

April 30, 2018
Contract Assets:	(in thousands)
Unbilled revenue - current	$930
Unbilled revenue - non-current	—
Total unbilled revenue	$930
Contract Liabilities:
Deferred revenue & customer deposits - current	302
Deferred revenue & customer deposits - non-current	10
Total deferred revenue & customer deposits	$312
Considering the products manufactured and sold by the businesses in our Marine Technology Products segment and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six month period.
Pursuant to practical expedients and exemptions included in the New Revenue Standard, sales and transaction-based taxes are excluded from revenue. Also, we do not disclose the value of unsatisfied performance obligations for contacts with an original expected duration of one year or less. Additionally, we expense costs incurred to obtain contracts when incurred because the amortization period would have been one year or less. These costs are recorded in sales, general and administrative expenses.
5. Acquisition of Assets
In February 2018 the Company completed the acquisition of intellectual property and certain other assets from Hydroscience Technologies, Inc. and Solid Seismic LLC (collectively “Hydroscience”). Hydroscience designed, manufactured and sold marine sensors and solid streamer technology products primarily for the hydrographic and seismic industries. In April 2017 Hydroscience filed for bankruptcy protection. Mitcham acquired the assets pursuant to an Asset Purchase Agreement and Sale Order (collectively the “Agreement”) that were approved by the bankruptcy court on January 31, 2018. Under the terms of the Agreement, Mitcham acquired certain specified intangible and tangible assets free and clear of all prior claims and encumbrances, and assumed no liabilities, contracts or prior warranty obligations. Details of the purchase price and the allocation of the purchase price to the assets acquired are as follows (in thousands):

Purchase Price:
Cash	$3,000
Release of claims against Hydroscience	1,144
Transaction costs	312
Total purchase price	$4,456

Allocation of purchase price:
Inventory	$206
Tangible assets (mainly manufacturing equipment)	350
Intangible assets (including patents, designs & software)	3,900
Total purchase price	$4,456
The cash portion of the purchase price was financed with the sale of 152,290 shares of Preferred Stock (see Note 10) to Mitsubishi Heavy Industries, Inc. for $3.5 million.
6. Balance Sheet

	April 30, 2018	January 31, 2018
	(in thousands)
Accounts receivable	$12,291	$16,392
Contracts receivable	4,402	4,921
	16,693	21,313
Less long-term portion	(800)	(6,934)
Current accounts and contracts receivable	15,893	14,379
Less current portion of allowance for doubtful accounts	(3,560)	(3,885)
Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$12,333	$10,494

Contracts receivable consisted of $4.4 million due from four customers at April 30, 2018 and $4.9 million due from four customers as of January 31, 2018. The balance of contracts receivable at April 30, 2018 and January 31, 2018 consisted of contracts bearing interest at an average rate of approximately 2.7% and 2.8% respectively and with remaining repayment terms from 1 to 40 months. These contracts are related to lease pool equipment sales and are collateralized by the equipment sold. During the quarter ended April 30, 2017, the Company entered into a long-term contract receivable totaling approximately $3.8 million for the sale of lease pool equipment with the balance due in 24 equal monthly installments through March of 2019.

	April 30, 2018	January 31, 2018
	(in thousands)
Inventories:
Raw materials	$5,363	$5,099
Finished goods	6,371	6,185
Work in progress	1,372	1,247
	13,106	12,531
Less allowance for obsolescence	(1,674)	(1,675)
Total inventories, net	$11,432	$10,856

	April 30, 2018	January 31, 2018
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$170,654	$174,274
Land and buildings	3,381	3,380
Furniture and fixtures	10,504	10,222
Autos and trucks	761	722
	185,300	188,598
Accumulated depreciation and amortization	(164,254)	(165,698)
Total seismic equipment lease pool and property and equipment, net	$21,046	$22,900
As of January 31, 2018, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2018 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of April 30, 2018.
7. Goodwill and Other Intangible Assets

	Weighted Average Life at 4/30/2018	April 30, 2018				January 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	8.1	$9,354	$(3,806)	$—	5,548	$6,181	$(3,663)	$—	2,518
Customer relationships	3.6	5,024	(2,634)	—	2,390	5,024	(2,464)	—	2,560
Patents	6.1	2,441	(841)	—	1,600	1,730	(778)	—	952
Trade name	8.1	894	(44)	—	850	894	(41)	—	853
Developed technology	7.7	1,430	(334)	—	1,096	1,430	(298)	—	1,132
Amortizable intangible assets		$19,143	$(7,659)	$—	$11,484	$15,259	$(7,244)	$—	$8,015
On January 31, 2018, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $1.5 million related to the Klein reporting unit in fiscal 2018.

On January 31, 2017, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value was greater than the carrying value of both our Seamap and Klein reporting units. As a result, no impairment charge was recorded in fiscal 2017.
Amortizable intangible assets are amortized over their estimated useful lives of five to 15 years using the straight-line method. Aggregate amortization expense was $447,000 and $355,000 for the three months ended April 30, 2018 and 2017, respectively.

As of April 30, 2018, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2019	$1,353
2020	1,789
2021	1,638
2022	1,150
2023	964
Thereafter	4,590
Total	$11,484
8. Income Taxes
For the three months ended April 30, 2018 the provision for income taxes was approximately $437,000 on a pre-tax net loss of $5.5 million, or an effective tax rate of -8.0%. For the three months ended April 30, 2017 the provision for income taxes was approximately $229,000 on a pre-tax net loss of $2.4 million, or an effective tax rate of -9.4%. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, state income and foreign withholding taxes, other tax adjustments, such as valuation allowances against deferred tax assets, and discrete items.
Non-current prepaid income taxes of approximately $1.6 million at April 30, 2018 and January 31, 2018, consist primarily of foreign taxes.
The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal and state income tax returns are subject to examination by the Internal Revenue Service and state tax authorities for fiscal years ended January 31, 2013 through 2018. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2013 through 2018.
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2018. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Cuts and Jobs Act legislation enacted in December 2017. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2018.
For the three months ended April 30, 2018 and April 30, 2017, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Basic weighted average common shares outstanding	12,087	12,078
Stock options	41	126
Unvested restricted stock	27	38
Total weighted average common share equivalents	68	164
Diluted weighted average common shares outstanding	12,155	12,242

For the three months ended April 30, 2018 and 2017, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
10. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock"), par value $1.00 per share through the Agent through an at the market (“ATM”) offering program. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM program. For the three months ended April 30, 2018, the Company issued 13,713 shares of Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $319,000 and the Agent received compensation of approximately $6,000. The Non-Executive Chairman of the Company received no portion of this compensation.
11. Equity and Stock-Based Compensation
During the three months ended April 30, 2018, the Company’s Board of Directors declared quarterly dividends of $0.5625 per share for our Preferred Stock. See note 10 to our condensed consolidated financial statements.
Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2018 and 2017 was approximately $126,000 and $224,000, respectively.
12. Segment Reporting
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
Financial information by business segment is set forth below (net of any allocations):

	As of April 30, 2018	As of January 31, 2018
	Total Assets	Total Assets
	(in thousands)
Marine Technology Products	$35,872	$35,879
Equipment Leasing	36,893	37,850
Eliminations	(41)	(50)
Consolidated	$72,724	$73,679

Results for the three months ended April 30, 2018 and 2017 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2018	2017	2018	2017	2018	2017
Marine Technology Products	$3,708	$6,911	$(2,374)	$385	$(2,348)	$113
Equipment Leasing	4,047	11,545	(2,293)	(1,656)	(2,215)	(1,519)
Corporate expenses	—	—	(905)	(1,017)	(905)	(1,017)
Eliminations	(142)	(23)	—	(1)	—	(13)
Consolidated	$7,613	$18,433	$(5,572)	$(2,289)	$(5,468)	$(2,436)
Sales from the Marine Technology Products segment to the Equipment Leasing segment are eliminated in consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and depreciation expense on the difference between the sales price and the cost to manufacture the equipment. Fixed assets are reduced by the difference between the sales price and the cost to manufacture the equipment, less the accumulated depreciation related to the difference.

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
For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.
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
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Bogota, Colombia; Budapest, Hungary; Singapore and Ufa, Russia. This includes the operations of our subsidiaries MCL, MEL, MML and MSE, our branch in Colombia and the leasing operations conducted by SAP.
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
The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30, (in thousands)
	2018	2017

Revenues:
Marine technology products	$3,708	$6,911
Equipment leasing	4,047	11,545
Less inter-segment sales	(142)	(23)
Total revenues	7,613	18,433
Cost of sales:
Marine technology products	2,228	3,998
Equipment leasing	4,282	11,264
Less inter-segment costs	(142)	(23)
Total direct costs	6,368	15,239
Gross profit (loss)
Marine technology products	1,480	2,913
Equipment leasing	(235)	281
Inter-segment amounts	—	—
Total gross profit (loss)	1,245	3,194
Operating expenses:
Selling, general and administrative	5,630	4,804
Research and development	370	98
Provision for doubtful accounts	200	—
Depreciation and amortization	617	581
Total operating expenses	6,817	5,483
Operating loss	$(5,572)	$(2,289)

EBITDA (1)	$(2,183)	$2,401
Adjusted EBITDA (1)	$(1,479)	$8,958
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(5,905)	$(2,665)
Interest (income) expense, net	(18)	46
Depreciation and amortization	3,303	4,791
Provision for income taxes	437	229
EBITDA (1)	(2,183)	2,401
Non-cash foreign exchange (gains) losses	(49)	194
Stock-based compensation	126	224
Cost of lease pool sales	627	6,139
Adjusted EBITDA (1)	$(1,479)	$8,958
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash (used in) provided by operating activities	$(3,366)	$1,112
Stock-based compensation	(126)	(224)
Provision for doubtful accounts	(200)	—
Provision for inventory obsolescence	—	(8)
Changes in trade accounts, contracts and notes receivable	(1,488)	(2,175)
Interest paid	1	92
Taxes paid, net of refunds	46	13
Gross profit from sale of lease pool equipment	536	2,689
Changes in inventory	844	1,403
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(266)	(48)
Changes in prepaid expenses and other current assets	1,520	(549)
Net Foreign exchange gains (losses)	(16)	48
Other	332	48
EBITDA (1)	$(2,183)	$2,401

(1)
EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales and stock-based compensation. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures and finance working capital requirements. We believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities and that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel). In March 2018 Seamap introduced the SeaLink product line of marine sensor and solid streamer systems. These towed streamer systems are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2018 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
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

We believe that many of these factors will have a lasting effect on the seismic equipment industry. Therefore, we believe it is unlikely that the results of our Equipment Leasing segment return to levels seen historically. Accordingly, we have implemented a strategy to emphasize our Marine Technology Products segment and to make certain changes in our Equipment Leasing segment.
Our strategy includes the following key points:

•
Increased emphasis on our Marine Technology Products segment. We are expanding our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the new products introduced in March 2018 as discussed above.

•
Decrease capital deployed in lease pool. We expect our Equipment Leasing segment to remain an important component of our business; however, we believe capital can in some cases be more efficiently deployed in other areas. In recent periods we have sold assets from the lease pool and have used those proceeds to repay debt and invest in other operations. We also have limited investment in new lease pool assets in recent periods; therefore, our investment in the lease pool has decreased significantly. We may, however, make additional lease pool investments in the future.

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

The market for products sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the addition of towed streamer products in March 2018 will further expand the opportunities for Seamap and allow us to bundle various products and equipment for a given project. Due to the required expansion of our existing facilities necessary to support the manufacture and repair of the streamer products, we do not expect a material contribution from the towed streamer products until the second half of fiscal 2019.

The overall decline in seismic exploration activity has had, and we expect will continue to have, an impact on the demand for Seamap’s products and services. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate this impact to some extent. While Seamap is not solely dependent on activity related to oil and gas exploration activity, a recovery in marine exploration activity in the petroleum industry could have a materially beneficial effect on our results of operations.
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Revenue from the sale of Klein products in fiscal 2018 and 2017 were significantly below our expectations and we believe the following factors contributed to this shortfall:

•	Delays in project awards by domestic and foreign governmental agencies due to budget constraints and processes.

•	An industry-wide decline in the purchase of sonar products.

•	Competitive pressures.

•	Delays in the introduction of new products in fiscal 2017.

Despite the disappointing results in fiscal 2018 and 2017, we are optimistic that revenue from our sonar products will return to historical and anticipated levels. This belief is based on our current inventory of project pursuits, pending orders and independent projections of increased world-wide demand for sonar products. Through May 31, 2018, Klein has booked approximately $6.0 million in new orders which is above the level of activity for all of fiscal 2018. We believe this is an indication of significant improvement in this portion of our business. We expect all of these orders to be completed in fiscal 2019.
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
Marine leasing activity increased in fiscal 2018 after having declined over the prior two years; however, this activity remains well below historical levels. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue to impact demand in fiscal 2019.
We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in a number of countries. In response to a decline in activity in some regions we have taken steps to reduce costs, such as by reducing personnel, and expect to make further reductions in certain locations during fiscal 2019. These actions have not yet resulted in significant reductions of expenses and may cause a temporary increase in costs. Also, we are expanding our operations in Singapore to facilitate the production of the newly-introduced towed streamer products.
A significant portion of our revenues are generated from foreign sources. For fiscal 2018, revenue from international customers totaled approximately $36.9 million, or about 76% of consolidated revenue; however, this period included an unusually large sale of lease pool equipment in the United States, and accordingly, we do not think this is indicative of future periods. For the three months ended April 30, 2018 revenue from international customers totaled approximately $6.8 million, or about 89% of consolidated revenue. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.
Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
Revenues for the three months ended April 30, 2018 were approximately $7.6 million compared to approximately $18.4 million for the three months ended April 30, 2017. The decrease is due lower sales of marine technology products by Seamap and lower sales of lease pool equipment. In the three months ended April 30, 2017 we had an unusually large sale of lease pool equipment. We do not believe the lower level of sales of Seamap products in the first quarter of fiscal 2019 is indicative of results for the full fiscal year for the reasons discussed above. For the three months ended April 30, 2018, we generated an operating loss of approximately $5.6 million, compared to an operating loss of approximately $2.3 million for the three months ended April 30, 2017. The increase in operating loss in the fiscal 2018 periods as compared to the same periods a year ago is due primarily to lower revenues, partially offset by lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Revenues:
Seamap	$1,752	$4,886
Klein	1,512	938
SAP	480	1,290
Intra-segment sales	(36)	(203)
	3,708	6,911
Cost of sales:
Seamap	844	2,561
Klein	1,036	732
SAP	398	1,017
Intra-segment sales	(50)	(312)
	2,228	3,998
Gross profit	$1,480	$2,913
Gross profit margin	40%	42%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. Based on our backlog of orders and inquiries from customers, we expect revenue from the sale of Seamap products to increase in fiscal 2019. Through May 31, 2018, Seamap has received orders for seismic source controllers, RGPS positioning systems and related equipment totaling approximately $6.1 million. Furthermore, we are negotiating with customers for the supply of additional systems. We have also recently received orders totaling approximately $1.0 million related to our newly introduced SeaLink streamer product line. The gross profit generated by sales of Seamap equipment in the first quarter of fiscal 2019 and 2018 was approximately $908,000 and $2.3 million, respectively. The gross profit margin from the sales of Seamap equipment in the first quarter of fiscal 2019 and 2018 was approximately 52% and 48%, respectively. The fluctuations in gross profit margin among the periods were due primarily to changes in product mix.
We expect to begin providing repair and support services to Mitsubishi Heavy Industries, Ltd. during the second quarter of fiscal 2019 pursuant to the support agreement we entered into earlier this year. We have not yet generated any revenue related to this agreement or from the towed streamer products. However, we have incurred approximately $400,000 in incremental expenses related to the transfer of the acquired technology and set-up of related production and repair facilities.
Revenue from the sale of Klein products in the first quarter of fiscal 2019 and fiscal 2018 was below our expectations for the reasons discussed above (see discussion in Business Outlook).
The gross profit from sale of Klein products was approximately $476,000, with a gross profit margin of 31%, in the first quarter of fiscal 2019 and approximately $206,000, with a gross profit margin of 22%, in the first quarter of fiscal 2018. These margins are less than that normally anticipated due to the effect of certain fixed manufacturing costs. As discussed above, we believe demand for our sonar products in increasing and expect continued improvement in these operations.
SAP is a distributor and reseller of new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim, including equipment manufactured by Klein and occasionally Seamap. The gross profit from the sale of seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $82,000 in the first quarter of fiscal 2019, and $273,000 in the first quarter of fiscal 2018, representing gross profit margins of 17% and 21%, respectively. The changes in gross profit margins between the periods reflect changes in product mix from year to year. The effect of sales from Klein to SAP have been eliminated in consolidation and in the table above as “intra-segment sales”.

Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Revenue:
Equipment leasing	$2,697	$2,717
Lease pool equipment sales	1,163	8,828
Other equipment sales	187	—
	4,047	11,545
Cost of sales:
Direct costs-equipment leasing	928	944
Lease pool depreciation	2,654	4,181
Cost of lease pool equipment sales	627	6,139
Cost of other equipment sales	73	—
	4,282	11,264
Gross (loss) income	$(235)	$281
Gross (loss) income %	(6)%	2%
Equipment leasing revenues in the first quarter of fiscal 2019 were essentially flat with the first quarter of fiscal 2018, and well below historical levels. These results continue to reflect the dramatic decline in oil and gas exploration activity in essentially all geographic regions caused by uncertainty in world-wide oil prices and a global surplus of oil over the past several years. Sales of lease pool equipment in the first quarter of fiscal 2019 were significantly below those in the first quarter of fiscal 2018, primarily due to the effect of a large transaction in the fiscal 2018 period.
Direct costs related to equipment leasing were comparable between the first quarters of fiscal 2019 and fiscal 2018. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three-month period ended April 30, 2018, lease pool depreciation decreased approximately 37% from the same period in the prior fiscal year. The decrease reflects the lower level of lease pool purchases, the sale of certain equipment and the effect of certain equipment becoming fully depreciated.

Operating Expenses
Selling, general and administrative expenses for the three months ended April 30, 2018 were approximately $5.6 million compared to approximately $4.8 million for the three months ended April 30, 2017. The increase in these expenses reflects approximately $400,000 of incremental costs discussed above related to our new products and operations. In addition, due to lower sales by Seamap in the three months ended April 30, 2018 as compared to the same period last year, approximately $300,000 less in overhead costs were absorbed into cost of sales.
Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $617,000 and $581,000 in the three months ended April 30, 2018 and 2017, respectively.
Other Income and Expense
Net interest income for the three months ended April 30, 2018 was approximately $18,000 as compared to net interest expense of approximately $46,000 for the three months ended April 30, 2017. The differences between the periods reflect significantly lower average borrowings and interest earnings on contracts receivable in fiscal 2019 as compared to fiscal 2018.
Other income and other expense relate primarily to foreign exchange gains and losses incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar, but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net gain of approximately $49,000 and a net loss of $194,000 in the three months ended April 30, 2018 and 2017, respectively. The net losses in the fiscal 2018 period resulted primarily from the weakening of the Singaporean dollar versus the U.S. dollar. Certain of our other operating entities have a functional currency of the U.S. dollar but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in net gains of approximately $10,000 and $33,000 in the three months ended April 30, 2018 and 2017, respectively.
Provision for Income Taxes

Our tax provision for the three months ended April 30, 2018 was approximately $437,000, compared to approximately $229,000 for the three months ended April 30, 2017. We recorded a tax provision despite a loss before income taxes due mainly to recording valuation allowances against our deferred tax assets and the effect of foreign withholding taxes
Liquidity and Capital Resources
Our principal sources of liquidity and capital in recent periods have been cash flows provided by operating activities, proceeds from the sale of lease pool equipment and proceeds from the issuance of preferred stock. On August 2, 2013, we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A as administrative agent, and on August 22, 2014, Seamap Singapore entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited. In the first quarter of fiscal 2018 we paid all the outstanding obligations under our Credit Agreement and terminated that agreement, and we repaid all outstanding obligations under our Seamap Credit Facility and canceled that facility. We currently do not have any bank credit facilities.
We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and proceeds from the issuance of preferred stock. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or other equity securities.
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(3,366)	$1,112
Net cash (used in) provided by investing activities	(1,683)	4,310
Net cash provided by (used in) financing activities	3,427	(6,474)
Effect of changes in foreign exchange rates on cash and cash equivalents	322	(3)
Net decrease in cash and cash equivalents	$(1,300)	$(1,055)

As of April 30, 2018, we had working capital of approximately $25.3 million, including cash and cash equivalents and restricted cash of approximately $8.8 million, as compared to working capital of approximately $25.5 million, including cash and cash equivalents and restricted cash of approximately $10.1 million, at January 31, 2018.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.4 million in the first three months of fiscal 2019 as compared to approximately $1.1 million of net cash provided by operating activities in the first three months in fiscal 2018. The decrease between the two periods resulted primarily from the change in earnings between the periods, attributable mainly to lower sales of marine technology products, and an increase in prepaid and other current assets due mainly to expansion of the Seamap facilities related to start-up of the new towed streamer product line.
Cash Flows from Investing Activities. During the three months ended April 30, 2018 we purchased certain intangible and other assets from the bankruptcy estate of Hydroscience Technologies, Inc. (the “Hydroscience Acquisition”). The cash portion of this purchase was $3.0 million.
Net cash flows used in investing activities for the three months ended April 30, 2018 also included purchases of seismic equipment held for lease totaling approximately $190,000, as compared to approximately $158,000 in the three months ended April 30, 2017. In addition, proceeds from the sale of lease pool equipment totaled approximately $1.6 million in the first three months of fiscal 2019 compared to approximately $4.5 million in the first three months of fiscal 2018. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.
Cash Flows from Financing Activities. In fiscal 2017 we established an at the market program (“ATM”) whereby we may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share, from time to time. As of April 30, 2018, 225,709 shares had been sold pursuant to this program. During the quarter ended April 30, 2018 we sold 13,713 shares pursuant to the ATM and 152,290 shares to Mitsubishi Heavy Industries Ltd. (“MHI”) in a privately negotiated transaction in connection with the Hydroscience Acquisition. Net proceeds from the sale of Preferred stock totaled approximately $3.8 million in the first quarter of fiscal 2019. During the first quarter of fiscal 2018 we sold 3,174 shares of Preferred Stock with net proceeds of approximately $72,000. Annual dividend requirements for the Preferred Stock total approximately $1.6 million as of April 30, 2018.

Net cash used in financing activities in the first three months of fiscal 2018 consists primarily of approximately $3.5 million of net payments under the Credit Agreement and $2.8 million of payments pursuant to the Seamap Credit Facility.
In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 30, 2018, we had provided approximately $233,000 of cash collateral to secure these obligations.
In March 2017, we paid all the outstanding obligations under our Credit Agreement and terminated that agreement. In April 2017, we repaid all outstanding obligations under our Seamap Credit Facility and cancelled that facility. We currently do not have any line of credit or other bank credit facilities. We are engaged in discussions with a number of commercial banks regarding establishing one or more credit facilities. There can be no assurance that we will be able to establish any such facilities. Should we successfully conclude these discussions we anticipate the amount of credit available under the facilities will be significantly less than that available under the Credit Agreement and the Seamap Credit Facility. We would intend to use such facilities for short-term working capital needs and to support letter of credit requirements from time to time.
As of April 30, 2018, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $4.1 million. The Company believes all $4.1 million of these deposits could be distributed to the United States without any adverse tax consequences.
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
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Russian rubles, Canadian dollars, Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2018, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.3 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $130,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling, Russian ruble and Australian dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 13% of our net assets as of April 30, 2018 were impacted by changes in foreign currencies in relation to the U.S. dollar. During the first quarter of fiscal 2019, the U.S. dollar generally increased in value versus the above currencies. As a result of this increase, we have recognized an increase of approximately $39,000 in Accumulated Other Comprehensive Income, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Euro, Russian Ruble and the Australian dollar.
As of February 1, 2018 Seamap Pte Ltd., one of the operating entities included in the Seamap group, changed its functional currency to the U.S. dollar. The change was due to recent developments in the Seamap business, including the acquisition of developed technology and introduction of a new product line which expands its markets. The impact of the change in functional currency was not material.
Interest Rate Risk
As of April 30, 2018, we have no interest bearing debt on our balance sheet and no credit facilities which expose us to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

3.5	Certificate of Second Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated February 7, 2018	Incorporated by reference to Mitcham Industries, Inc.’s form 8-K filed with the SEC on February 12, 2018.	001-13490	3.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

MITCHAM INDUSTRIES, INC.

Date: June 7, 2018	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)