Form 10-Q
period 2018-07-31
MITCHAM INDUSTRIES INC
filed 2018-09-07
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,119,399 shares of common stock, $0.01 par value, were outstanding as of September 5, 2018.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,886	$9,902
Restricted cash	223	244
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,115 and $3,885 at July 31, 2018 and January 31, 2018, respectively	11,498	10,494
Inventories, net	11,855	10,856
Prepaid expenses and other current assets	1,970	1,550
Total current assets	32,432	33,046
Seismic equipment lease pool and property and equipment, net	19,765	22,900
Intangible assets, net	11,037	8,015
Goodwill	2,531	2,531
Non-current prepaid income taxes	1,570	1,609
Long-term receivables, net of allowance for doubtful accounts of $532 and $2,282 at July 31, 2018 and January 31, 2018, respectively	168	4,652
Other assets	611	926
Total assets	$68,114	$73,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,038	$1,271
Deferred revenue	460	741
Accrued expenses and other current liabilities	4,776	5,253
Income taxes payable	886	258
Total current liabilities	8,160	7,523
Deferred tax liability	—	307
Total liabilities	8,160	7,830
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 768 and 532 issued and outstanding at July 31, 2018 and January 31, 2018, respectively	16,950	11,544
Common stock, $0.01 par value; 20,000 shares authorized; 14,049 and 14,019 shares issued at July 31, 2018 and January 31, 2018, respectively	140	140
Additional paid-in capital	122,672	122,304
Treasury stock, at cost (1,929 shares at July 31, 2018 and January 31, 2018)	(16,860)	(16,860)
Accumulated deficit	(53,715)	(42,425)
Accumulated other comprehensive loss	(9,233)	(8,854)
Total shareholders’ equity	59,954	65,849
Total liabilities and shareholders’ equity	$68,114	$73,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2018	2017	2018	2017
Revenues:
Sale of marine technology products	$5,877	$9,586	$9,443	$16,474
Equipment leasing	1,630	977	4,327	3,694
Sale of lease pool equipment	843	273	2,193	9,101
Total revenues	8,350	10,836	15,963	29,269
Cost of sales:
Sale of marine technology products	3,216	5,868	5,302	9,843
Equipment leasing (including lease pool depreciation of $2,445 and $3,750 for the three months ended July 31, 2018 and 2017 respectively, and $5,099 and $7,931 for the six months ended July 31, 2018 and 2017 respectively)	3,242	4,290	6,824	9,415
Lease pool equipment sales	32	60	732	6,199
Total cost of sales	6,490	10,218	12,858	25,457
Gross profit	1,860	618	3,105	3,812
Operating expenses:
Selling, general and administrative	5,504	4,825	11,134	9,629
Research and development	312	240	682	338
Provision for doubtful accounts	—	—	200	—
Depreciation and amortization	620	525	1,237	1,106
Total operating expenses	6,436	5,590	13,253	11,073
Operating loss	(4,576)	(4,972)	(10,148)	(7,261)
Other income (expense):
Interest income (expense), net	17	17	35	(29)
Other, net	55	(52)	141	(153)
Total other income (expense)	72	(35)	176	(182)
Loss before income taxes	(4,504)	(5,007)	(9,972)	(7,443)
Provision for income taxes	(85)	(357)	(522)	(586)
Net loss	$(4,589)	$(5,364)	$(10,494)	$(8,029)
Preferred stock dividends	(411)	(207)	(796)	(401)
Net loss attributable to common shareholders	$(5,000)	$(5,571)	$(11,290)	$(8,430)
Net loss per common share:
Basic	$(0.41)	$(0.46)	$(0.93)	$(0.70)
Diluted	$(0.41)	$(0.46)	$(0.93)	$(0.70)
Shares used in computing net loss per common share:
Basic	12,093	12,082	12,090	12,080
Diluted	12,093	12,082	12,090	12,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2018	2017	2018	2017
Net loss available to common shareholders	$(5,000)	$(5,571)	$(11,290)	$(8,430)
Change in cumulative translation adjustment	(142)	846	(379)	875
Comprehensive loss attributable to common shareholders	$(5,142)	$(4,725)	$(11,669)	$(7,555)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,494)	$(8,029)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,399	9,095
Stock-based compensation	368	461
Provision for inventory obsolescence	115	67
Provision for doubtful accounts, net of charge offs	200	—
Gross profit from sale of lease pool equipment	(1,246)	(2,852)
Deferred tax expense	(306)	(57)
Changes in:
Trade accounts and contracts receivable	2,227	5,877
Unbilled revenue	(341)	—
Inventories	(1,406)	(107)
Prepaid expenses and other current assets	(1,435)	201
Income taxes receivable and payable	665	430
Accounts payable, accrued expenses and other current liabilities	(1,551)	(929)
Deferred revenue	942	—
Foreign exchange losses net of gains	64	(71)
Net cash (used in) provided by operating activities	(5,799)	4,086
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,386)	(234)
Acquisition of assets	(3,000)	—
Purchases of property and equipment	(487)	(128)
Sale of used lease pool equipment	2,792	6,020
Net cash (used in) provided by investing activities	(2,081)	5,658
Cash flows from financing activities:
Net payments on revolving line of credit	—	(3,500)
Payments on term loan and other borrowings	—	(2,807)
Net proceeds from preferred stock offering	5,450	774
Preferred stock dividends	(796)	(401)
Net cash provided by (used in) financing activities	4,654	(5,934)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	189	(169)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,037)	3,641
Cash, cash equivalents and restricted cash, beginning of period	10,146	3,511
Cash, cash equivalents and restricted cash, end of period	$7,109	$7,152
Supplemental cash flow information:
Interest paid	$2	$120
Income taxes paid	$268	$159
Purchases of seismic equipment held for lease in accounts payable at end of period	$264	$42
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
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2018 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2018, the results of operations for the three and six months ended July 31, 2018 and 2017, and the cash flows for the six months ended July 31, 2018 and 2017, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2019.
3. New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify impairment testing of goodwill and other intangible assets by eliminating step two of the impairment test. The Company has adopted the provisions of ASU 2017-04 as of January 31, 2018. The adoption of ASU 2017-04 did not have a material effect on the Company's condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. More specifically, the new guidance requires a lessee to recognize assets and liabilities for leases with terms of more than 12 months. ASU No. 2016-02 will be effective during the Company’s fiscal year ended January 31, 2020. Management has not yet completed its assessment of the impact of the new guidance. However, based on a preliminary review, the Company does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements. The Company is continuing its assessment, which may identify additional impacts the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.
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
The impact of adopting the New Revenue Standard was not material, as the analysis of our contracts under the New Revenue Standard supports the recognition of revenue at a point in time for the majority of our contracts, which is consistent with our revenue recognition model. As a result, the Company did not record an adjustment to opening retained earnings as a result of the adoption of the New Revenue Standard.
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition (in thousands):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$3,611	$5,156
Klein	1,401	2,877
SAP	797	1,277
Total revenue recognized at a point in time	$5,809	$9,310
Revenue recognized over time:
Seamap	$203	$410
Total revenue recognized over time	203	410
Total revenue from contracts with customers	$6,012	$9,720

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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers (in thousands):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
	(in thousands)
United States	$1,124	$1,252
Europe, Russia & CIS	2,747	4,766
Middle East & Africa	122	636
Asia-Pacific	1,979	2,679
Canada & Latin America	40	387
Total revenue from contracts with customers	$6,012	$9,720

As of July 31, 2018 contract assets and liabilities consisted of the following (in thousands):

July 31, 2018
Contract Assets:	(in thousands)
Unbilled revenue-current	$341
Unbilled revenue - non-current	—
Total unbilled revenue	$341
Contract Liabilities:
Deferred revenue & customer deposits - current	$934
Deferred revenue & customer deposits - non-current	8
Total deferred revenue & customer deposits	$942
Considering the products manufactured and sold by the businesses in our Marine Technology Products segment and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six month period.
Pursuant to practical expedients and exemptions included in the New Revenue Standard, sales and transaction-based taxes are excluded from revenue. Also, we do not disclose the value of unsatisfied performance obligations for contacts with an original expected duration of one year or less. Additionally, we expense costs incurred to obtain contracts when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expenses.
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
The cash portion of the purchase price was financed with the sale of 152,290 shares of our Series A Cumulative Preferred Stock (see Note 10) to Mitsubishi Heavy Industries, Inc. for $3.5 million.

6. Balance Sheet

	July 31, 2018	January 31, 2018
	(in thousands)
Receivables:
Accounts receivable	$11,490	$16,392
Contracts receivable	3,823	4,921
	15,313	21,313
Less long-term portion	(700)	(6,934)
Current accounts and contracts receivable	14,613	14,379
Less current portion of allowance for doubtful accounts	(3,115)	(3,885)
Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$11,498	$10,494
Contracts receivable consisted of $3.8 million due from four customers at July 31, 2018 and $4.9 million due from four customers as of January 31, 2018. The balance of contracts receivable at July 31, 2018 and January 31, 2018 consisted of contracts bearing interest at an average rate of approximately 2.7% and 2.2% respectively and with remaining repayment terms from 1 to 40 months. These contracts are related to lease pool equipment sales and are collateralized by the equipment sold.

	July 31, 2018	January 31, 2018
	(in thousands)
Inventories:
Raw materials	$4,842	$5,099
Finished goods	6,138	6,185
Work in progress	1,929	1,247
	12,909	12,531
Less allowance for obsolescence	(1,054)	(1,675)
Total inventories, net	$11,855	$10,856

	July 31, 2018	January 31, 2018
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$168,646	$174,274
Land and buildings	3,381	3,380
Furniture and fixtures	11,166	10,222
Autos and trucks	778	722
	183,971	188,598
Accumulated depreciation and amortization	(164,206)	(165,698)
Total seismic equipment lease pool and property and equipment, net	$19,765	$22,900
As of January 31, 2018, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2018 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of July 31, 2018.

7. Goodwill and Other Intangible Assets

	Weighted Average Life at 7/31/2018	July 31, 2018				January 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
			(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.9	$9,286	$(3,915)	$—	$5,371	$6,181	$(3,663)	$—	$2,518
Customer relationships	3.3	5,024	(2,805)	—	2,219	5,024	(2,464)	—	2,560
Patents	5.9	2,441	(903)	—	1,538	1,730	(778)	—	952
Trade name	7.8	894	(46)	—	848	894	(41)	—	853
Developed technology	7.4	1,430	(369)	—	1,061	1,430	(298)	—	1,132
Amortizable intangible assets		$19,075	$(8,038)	$—	$11,037	$15,259	$(7,244)	$—	$8,015
On January 31, 2018, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $1.5 million related to the Klein reporting unit in the quarter ended January 31, 2018.
During the six months ended July 31, 2018 there have been no substantive indicators of additional impairment.
Amortizable intangible assets are amortized over their estimated useful lives of five to 15 years using the straight-line method. Aggregate amortization expense was $889,000 and $716,000 for the six months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2019	$902
2020	1,783
2021	1,636
2022	1,150
2023	964
2024 and thereafter	4,602
Total	$11,037
8. Income Taxes
For the six months ended July 31, 2018 the provision for income taxes was approximately $522,000 on a pre-tax net loss of $10.0 million, or an effective tax rate of -5.2%. For the six months ended July 31, 2017 the provision for income taxes was approximately $586,000 on a pre-tax net loss of $7.4 million, or an effective tax rate of -7.9%. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, state income and foreign withholding taxes, other tax adjustments, such as valuation allowances against deferred tax assets, and discrete items, including tax expense or benefit recognized for uncertain tax positions.
Non-current prepaid income taxes of approximately $1.6 million at July 31, 2018 and at January 31, 2018, consist primarily of foreign taxes.
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
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2018. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Cuts and Jobs Act legislation enacted in December 2017. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2018.
For the six months ended July 31, 2018 and July 31, 2017, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,093	12,082	12,090	12,080
Stock options	84	83	63	104
Unvested restricted stock	3	35	15	37
Total weighted average common share equivalents	87	118	78	141
Diluted weighted average common shares outstanding	12,180	12,200	12,168	12,221

For the three and six month periods ended July 31, 2018 and 2017, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
10. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock'), par value $1.00 per share through the Agent through an at-the-market ("ATM") offering program. The Co-Chief
Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors.
Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM program. For the three and six month periods ended July 31, 2018, the Company issued 48,635 and 62,348 shares of Preferred Stock under the ATM offering program, respectively. Gross proceeds from these sales for the three and six months ended July 31, 2018 were approximately $1.2 million and $1.5 million, respectively, and the Agent received compensation of approximately $23,000 and $30,000, respectively. The Non-Executive Chairman of the Company received no portion of this compensation.
11. Equity and Stock-Based Compensation
During the three months ended July 31, 2018, the Company’s Board of Directors declared quarterly dividends of $0.5625 per share for our Preferred Stock. See note 10 to our condensed consolidated financial statements.
Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six month periods ended July 31, 2018 was approximately $242,000 and $368,000, respectively, and during the three and six month periods ended July 31, 2017 was approximately $237,000 and $461,000, respectively.
12. Subsequent Events
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”) for proceeds of approximately $1.0 million U.S. dollars. The proceeds approximate the book value of MSE’s net assets. As a result, management does not believe the transaction will have a material effect on the Company's results of operations.
13. Segment Reporting
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
Financial information by business segment is set forth below (net of any allocations):

	As of July 31, 2018	As of January 31, 2018
	Total Assets	Total Assets
	(in thousands)
Marine Technology Products	$43,228	$35,879
Equipment Leasing	24,918	37,850
Eliminations	(32)	(50)
Consolidated	$68,114	$73,679
Results for the three months ended July 31, 2018 and 2017 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2018	2017	2018	2017	2018	2017
Marine Technology Products	$6,012	$9,662	$(1,016)	$850	$(973)	$882
Equipment Leasing	2,473	1,271	(2,655)	(4,988)	(2,626)	(5,041)
Corporate expenses	—	—	(905)	(834)	(905)	(834)
Eliminations	(135)	(97)	—	—	—	(14)
Consolidated	$8,350	$10,836	$(4,576)	$(4,972)	$(4,504)	$(5,007)
Results for the six months ended July 31, 2018 and 2017 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2018	2017	2018	2017	2018	2017
Marine Technology Products	$9,720	$16,573	$(3,391)	$1,234	$(3,322)	$995
Equipment Leasing	6,520	12,816	(5,022)	(6,644)	(4,916)	(6,561)
Corporate expenses	—	—	(1,735)	(1,851)	(1,735)	(1,851)
Eliminations	(277)	(120)	—	—	1	(26)
Consolidated	$15,963	$29,269	$(10,148)	$(7,261)	$(9,972)	$(7,443)
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
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Brisbane, Australia; Bogota, Colombia; Budapest, Hungary; Singapore and Ufa, Russia. This includes the operations of our subsidiaries MCL, MEL, MML and MSE, our branch in Colombia and the leasing operations conducted by SAP. In August 2018, we completed the sale of our wholly owned Russian subsidiary, MSE.
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
The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues:
Marine technology products	$6,012	$9,662	$9,720	$16,573
Equipment Leasing	2,473	1,271	6,520	12,816
Less inter-segment sales	(135)	(97)	(277)	(120)
Total revenues	8,350	10,836	15,963	29,269
Cost of sales:
Marine technology products	3,351	5,943	5,579	9,942
Equipment Leasing	3,274	4,373	7,556	15,636
Less inter-segment costs	(135)	(98)	(277)	(121)
Total costs of sales	6,490	10,218	12,858	25,457
Gross profit (loss)
Marine technology products	2,661	3,719	4,141	6,631
Equipment leasing	(801)	(3,102)	(1,036)	(2,820)
Inter-segment amounts	—	1	—	1
Total gross profit (loss)	1,860	618	3,105	3,812
Operating expenses:
Selling, general and administrative	5,504	4,825	11,134	9,629
Research and development	312	240	682	338
Provision for doubtful accounts	—	—	200	—
Depreciation and amortization	620	525	1,237	1,106
Total operating expenses	6,436	5,590	13,253	11,073
Operating loss	$(4,576)	$(4,972)	$(10,148)	$(7,261)

EBITDA (1)	$(1,425)	$(720)	$(3,608)	$1,681
Adjusted EBITDA (1)	$(1,114)	$(261)	$(2,593)	$8,697
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(4,589)	$(5,364)	$(10,494)	$(8,029)
Interest (income) expense, net	(17)	(17)	(35)	29
Depreciation and amortization	3,096	4,304	6,399	9,095
Provision for income taxes	85	357	522	586
EBITDA (1)	(1,425)	(720)	(3,608)	1,681
Non-cash foreign exchange losses	62	167	13	361
Stock-based compensation	242	237	368	461
Cost of lease pool sales	7	55	634	6,194
Adjusted EBITDA (1)	$(1,114)	$(261)	$(2,593)	$8,697
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash (used in) provided by operating activities	$(2,433)	$2,974	$(5,799)	$4,086
Stock-based compensation	(242)	(237)	(368)	(461)
Provision for doubtful accounts	—	—	(200)	—
Provision for inventory obsolescence	(115)	(59)	(115)	(67)
Changes in trade accounts, contracts and notes receivable	(398)	(3,702)	(1,886)	(5,877)
Interest paid	1	28	2	120
Taxes paid, net of refunds	222	146	268	159
Gross profit from sale of lease pool equipment	710	163	1,246	2,852
Changes in inventory	562	(1,296)	1,406	107
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	875	977	609	929
Changes in prepaid expenses and other current assets	(85)	348	1,435	(201)
Foreign exchange (losses) gains, net	(48)	23	(64)	71
Other	(474)	(85)	(142)	(37)
EBITDA (1)	$(1,425)	$(720)	$(3,608)	$1,681

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

Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) beginning in fiscal 2019 SeaLink marine sensors and solid streamer systems (collectively the “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2018 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
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

•
Utilize our broad geographical footprint. We believe our world-wide locations and exposure to a number of different geographical markets provides an advantage over many competitors. However, we are reducing the scope of certain of those operations to reflect the changed environment of our Equipment Leasing segment. Other locations may be expanded from time-to-time in response to increased activity, particularly related to our Marine Technology Products segment.

The market for products sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the addition of the towed streamer products in March 2018 will further expand the opportunities for Seamap and allow us to bundle various products and equipment for a given project. Due to the required expansion of our existing facilities necessary to support the manufacture and repair of the streamer products, we do not expect a material contribution from the towed streamer products until the second half of fiscal 2019.

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
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Revenue from the sale of Klein products in fiscal 2018 and 2017 were significantly below our expectations due primarily, we believe, to (i) an industry wide decline in the purchase of sonar products, (ii) delays in the introduction of new products in fiscal 2017, (iii) competitive pressures, and (iv) delays in project awards by domestic and foreign governmental agencies as result of budget constraints and processes.

Klein’s revenue increased 60% in the first half of fiscal 2019 as compared to the same period of fiscal 2018, and we remain optimistic that revenue from our sonar products will return to historical and anticipated levels based on our current inventory of project pursuits, pending orders and independent projections of increased world-wide demand for sonar products. As a result, we expect Klein will generate incremental revenue in the second half of fiscal 2019 as compared to the first half of fiscal 2019.
During the first six months of fiscal 2019 our Marine Technology Products segment has experienced an increase in both inquiries and order activity. As of July 31, 2018, the order backlog for this segment was approximately $12.6 million. We expect substantially all of these orders to be completed in the second half of fiscal 2019.

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

Marine leasing activity increased in fiscal 2018 after having declined over the prior two years; however, this activity remains well below historical levels. We believe this is due in large part to an excess of equipment in the marine seismic market. As marine contractors have sought to reduce costs by retiring older vessels an excess of used equipment has become available, thereby reducing the demand for rental equipment. While we have experienced an increase in inquiries for marine equipment in recent months, we believe this excess of available equipment will continue to impact demand for the remainder of fiscal 2019.

We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in a number of countries. In response to a decline in activity in some regions we have taken steps to reduce costs, such as by reducing personnel, down-sizing facilities and relocating certain inventory and lease pool assets to more active locations. Specifically, we have significantly reduced our presence in Colombia and Canada and, as of August 31, 2018, have eliminated our operations in Russia. We expect these actions to result in annual cost savings of approximately $2.0 million. While many of these actions have been substantially completed as of July 31, 2018, they have not yet resulted in significant reductions of expenses to date and we have incurred some one-time restructuring related costs during the first half of fiscal 2019. Also, we are expanding our operations in Singapore to facilitate the production of the newly-introduced towed streamer products.

A significant portion of our revenues are generated from foreign sources. For fiscal 2018, revenue from international customers totaled approximately $36.9 million, or about 76% of consolidated revenue; however, this period included an unusually large sale of lease pool equipment in the United States, and accordingly, we do not think this is indicative of future periods. For the six months ended July 31, 2018, revenue from international customers totaled approximately $13.4 million, or about 84% of consolidated revenue. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
Revenues for the three months ended July 31, 2018 were approximately $8.4 million compared to approximately $10.8 million for the three months ended July 31, 2017. For the six months ended July 31, 2018 revenues were approximately $16.0 million, compared to approximately $29.3 million for the six months ended July 31, 2017. The decrease in the three-month period is due to lower marine technology product revenue, partially offset by an increase in equipment leasing revenue and lease pool equipment sales between the periods. The decrease in the fiscal 2019 six-month period compared to the prior year is primarily due to higher marine technology product revenue and a large lease pool equipment sale in the first quarter of fiscal 2018. For the three months ended July 31, 2018, we generated an operating loss of approximately $4.6 million, compared to an operating loss of approximately $5.0 million for the three months ended July 31, 2017. For the six months ended July 31, 2018 our operating loss was approximately $10.1 million, compared to approximately $7.3 million for the six months ended July 31, 2017. The decrease in operating loss in the three-month period is due primarily to higher margins on marine technology product revenue, plus lower lease pool depreciation. The increase in operating loss in the six-month period is due to the large lease pool equipment sale in the first quarter of fiscal 2018, which did not recur in fiscal 2019. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues:
Seamap	$3,814	$7,490	$5,566	$12,377
Klein	1,591	1,002	3,103	1,939
SAP	797	1,622	1,277	2,911
Intra-segment sales	(190)	(452)	(226)	(654)
	6,012	9,662	9,720	16,573
Cost of sales:
Seamap	1,785	4,206	2,629	6,767
Klein	1,090	944	2,126	1,677
SAP	666	1,245	1,064	2,262
Intra-segment sales	(190)	(452)	(240)	(764)
	3,351	5,943	5,579	9,942
Gross profit	$2,661	$3,719	$4,141	$6,631
Gross profit margin	44%	38%	43%	40%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our equipment can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. Based on our backlog of orders and inquiries from customers, we expect revenue from the sale of Seamap products to increase in fiscal 2019. The gross profit generated by sales of Seamap equipment in the second quarter of fiscal 2019 and 2018 was approximately $2.0 million and $3.3 million, respectively. The gross profit margin from the sales of Seamap equipment in the second quarter of fiscal 2019 and 2018 was approximately 53% and 44%, respectively. For the six months ended July 31, 2018 the gross profit and gross margin from the sale of Seamap equipment was approximately $2.9 million and 53% , respectively, versus gross profit and gross margin of approximately $5.6 million and 45%, respectively, for the first six months of fiscal 2018. The fluctuations in gross profit margin among the periods were due primarily to changes in product mix.
We began providing repair and support services to Mitsubishi Heavy Industries, Ltd. during the second quarter of fiscal 2019 pursuant to the support agreement we entered into earlier this year, but do not expect to generate significant revenue until the third quarter of fiscal 2019. However, we have incurred incremental expenses related to the transfer of the acquired technology and set-up of related production and repair facilities. These incremental expenses total approximately $587,000 and $840,000 in the three and six month periods ended July 31, 2018, respectively.
Revenue from the sale of Klein products in the first six months of fiscal 2019 improved from the comparable period of fiscal 2018, but remained below expectations. However, Klein’s backlog of booked orders increased during the second quarter and we expect revenue to improve in the last half of fiscal 2019.
The gross profit from sale of Klein products was approximately $501,000, with a gross profit margin of 31%, in the second quarter of fiscal 2019 and approximately $58,000, with a gross profit margin of 6%, in the second quarter of fiscal 2018. For the six month periods ended July 31, 2018 and 2017 the gross profit from sale of Klein products was approximately $1.0 million and $262,000, respectively, and the gross margin was approximately 31% and 14%, respectively. The margin improvement in the comparable fiscal 2019 periods is due to a combination of higher revenue and favorable product mix. As discussed above, we believe demand for our sonar products is increasing and expect continued improvement in these operations.
SAP is a distributor and reseller of new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim, including equipment manufactured by Klein and occasionally Seamap. The gross profit from the sale of seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $131,000 in the second quarter of fiscal 2019, and $377,000 in the second quarter of fiscal 2018, representing gross profit margins of 16% and 23%, respectively. Gross profit from the sale of seismic, hydrographic and oceanographic equipment by SAP in the six month periods ended July 31, 2018 and 2017 was approximately $213,000 and $649,000, respectively, and gross profit margins of 17% and 22%, respectively. The variances in gross profit margins between the periods reflect changes in product mix from year to year. The effect of sales from Klein to SAP has been eliminated in consolidation and in the table above as “intra-segment sales”.
Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue:
Equipment leasing	$1,630	$977	$4,327	$3,694
Lease pool equipment sales	718	228	1,881	9,062
Other equipment sales	125	66	312	60
	2,473	1,271	6,520	12,816
Cost of sales:
Direct costs-equipment leasing	797	561	1,725	1,505
Lease pool depreciation	2,445	3,750	5,099	7,931
Cost of lease pool equipment sales	7	66	634	6,195
Cost of other equipment sales	25	(4)	98	5
	3,274	4,373	7,556	15,636
Gross loss	$(801)	$(3,102)	$(1,036)	$(2,820)
Equipment leasing revenues increased approximately 67% in the second quarter of fiscal 2019 from the second quarter of fiscal 2018 and approximately 17% in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. The increases were driven by incremental land leasing activity, primarily in Canada and Europe. Sales of lease pool equipment in the first half of fiscal 2019 were significantly lower than those in the first half of fiscal 2018, due mainly to a large transaction completed in the first quarter of fiscal 2018.
Direct costs related to equipment leasing were comparable, approximately 40% and 41% of equipment leasing revenue, between the first six months of fiscal 2019 and fiscal 2018, respectively. Direct costs as a percentage of equipment leasing revenue were approximately 49% for the second quarter of fiscal 2019 as compared to approximately 57% for the second quarter of fiscal 2018. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. For the three and six month periods ended July 31, 2018, lease pool depreciation decreased approximately 35% from the same periods in the prior fiscal year. The decrease reflects the significant sales of lease pool equipment, lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the three months ended July 31, 2018 were approximately $5.5 million compared to approximately $4.8 million for the three months ended July 31, 2017. General and administrative expenses for the six months ended July 31, 2018 and 2017 were approximately $11.1 million and $9.6 million, respectively. The year over year increases are due mainly to costs associated with the start-up of the Sealink product line of approximately $587,000 and $840,000 for the three and six months ended July 31, 2018, respectively, plus certain one-time restructuring related expenses and incremental costs related to a software upgrade project.
Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $620,000 and $1.2 million in the three and six month periods ended July 31, 2018, respectively, as compared to approximately $525,000 and $1.1 million in the three and six month periods ended July 31, 2017, respectively. The increase in depreciation and amortization expense primarily reflects asset additions associated with the start-up of the Sealink product line.
Other Income (Expense)
Net interest income was approximately $17,000 for the three months ended July 31, 2018 and July 31, 2017. Net interest income for the six months ended July 31, 2018 was $35,000 as compared to net interest expense of approximately $29,000 for the six months ended July 31, 2017. The decrease in net interest expense in the six month period reflects the impact of lower average borrowings.
Other income and other expense relate primarily to foreign exchange gains and losses incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net gain of approximately $64,000 and a net loss of approximately $71,000 in the six months ended July 31, 2018 and 2017, respectively. The net gain reported in the fiscal 2019 period resulted primarily from the strengthening of the U.S. dollar versus most foreign currencies. Certain other of our entities have the U.S. dollar as their functional currency but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in and a net gain of approximately $47,000 in the six months ended July 31, 2018 and a net gain of approximately $55,000 in the six months ended July 31, 2017.
Provision for Income Taxes
Our tax provision for the three and six month periods ended July 31, 2018 was approximately $85,000 and approximately $522,000, respectively. Our tax provision for the three and six month periods ended July 31, 2017 was approximately $357,000 and approximately $586,000, respectively. We recorded tax provision in the three and six month periods ended July 31, 2018 and 2017 despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes.
Liquidity and Capital Resources
Our principal sources of liquidity and capital in recent periods have been cash flows provided by operating activities, proceeds from the sale of lease pool equipment and net proceeds from the issuance of preferred stock. In the first quarter of fiscal 2018 we paid all the outstanding obligations under our 2013 syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”), with HSBC Bank USA, N.A as administrative agent, and terminated that agreement, and we repaid all outstanding obligations under the 2014 $15.0 million credit facility entered into by Seamap Singapore (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited, and cancelled that facility. The principal factors that have affected our cash flow from operating activities are the items discussed above regarding our results of operations. Based on anticipated improved operating results in the second half of fiscal 2019, we expect an improvement in cash flow from operating activities during that period.
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
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(5,799)	$4,086
Net cash (used in) provided by investing activities	(2,081)	5,658
Net cash provided by (used in) financing activities	4,654	(5,934)
Effect of changes in foreign exchange rates on cash and cash equivalents	189	(169)
Net (decrease) increase in cash and cash equivalents	$(3,037)	$3,641

As of July 31, 2018, we had working capital of approximately $24.0 million, including cash and cash equivalents and restricted cash of approximately $7.1 million, as compared to working capital of approximately $25.5 million, including cash and cash equivalents and restricted cash of approximately $10.1 million, at January 31, 2018. The decrease in working capital resulted primarily from cash used by operating activities during the first six months of fiscal 2019, mainly due to expansion of the Seamap facilities related to start-up of the new Sealink product line.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $5.8 million in the first six months of fiscal 2019 as compared to approximately $4.1 million of net cash provided by operating activities in the first six months in fiscal 2018. The increase between the two periods resulted primarily from the change in earnings between the periods, attributable mainly to lower sales of marine technology products, and an increase in prepaids and other current assets due mainly to expansion of the Seamap facilities related to start-up of the new Sealink product line.
Cash Flows from Investing Activities. In February of 2018 we purchased certain intangible and other assets from the bankruptcy estate of Hydroscience Technologies, Inc. (the “Hydroscience Acquisition”). The cash portion of this purchase was $3.0 million.
Net cash flows used in investing activities for the six months ended July 31, 2018 included purchases of seismic equipment held for lease totaling approximately $1.4 million, as compared to approximately $234,000 in the six months ended July 31, 2017. The seismic equipment was purchased in connection with the company’s rental partnership agreement with INOVA Geophysical. We expect additions to our lease pool for all of fiscal 2019 to total less than $2.0 million. We expect to fund these purchases with a combination of cash on hand and cash flow generated from operating activities.

In the first six months of fiscal 2019, proceeds from the sale of lease pool equipment totaled approximately $2.8 million compared to approximately $6.0 million in the first six months of fiscal 2018. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. We expect that proceeds from any additional sales of lease pool equipment will be reinvested in other lease pool equipment, deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first six months of fiscal 2019 consists primarily of approximately $5.5 from sales of preferred stock as compared to approximately $3.5 million of net payments under the Credit Agreement and $2.8 million of payments pursuant to the Seamap Credit Facility during the first six months of fiscal 2018.
In fiscal 2017 we established an at-the-market ("ATM") offering program whereby we may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share, from time to time. As of July 31, 2018, 274,344 shares had been sold pursuant to this program. During the three and six months ended July 31, 2018, we issued 48,635 and 62,348 shares, respectively, of Preferred Stock under our ATM offering program (see footnote 10-Related Party Transaction). Net proceeds to us from these sales during the three and six months ended July 31, 2018 were approximately $1.1 million and $1.5 million, respectively. As of July 31, 2018 there are 225,656 shares of Preferred Stock available to be issued pursuant to the ATM offering program. In February 2018 we sold 152,290 shares to Mitsubishi Heavy Industries Ltd. (“MHI”) in a privately negotiated transaction in connection with the Hydroscience Acquisition with net proceeds of approximately $3.5 million. In July 2018 we issued 21,756 shares of Preferred Stock to MHI for proceeds of $500,000. These shares were issued upon achievement of a specific milestone as specified in our previously disclosed agreement with MHI. Based on the Preferred Stock outstanding at July 31, 2018, annual dividend requirements are approximately $1.7 million.
In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of July 31, 2018, we had provided approximately $223,000 of cash collateral to secure these obligations.
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
As of July 31, 2018, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $3.8 million. We believe all $3.8 million of these deposits could be distributed to the United States without any adverse tax consequences.
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
dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Canadian dollars,
Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2018, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.8 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $180,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the
U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling and Australian dollar. The functional currency of our Russian subsidiary, MSE, was the Russian ruble. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 11% of our net assets as of July 31, 2018 were impacted by changes in foreign currencies in relation to the U.S. dollar. During the second quarter of fiscal 2019, the U.S. dollar generally increased in value versus the above currencies. As a result of this increase, we have recognized an increase of approximately $142,000 in Accumulated Other Comprehensive Loss, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Russian Ruble and the Australian dollar.
Interest Rate Risk
As of July 31, 2018, the Company had no outstanding borrowings subject to fluctuations in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of July 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: September 7, 2018	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)