Form 10-Q
period 2018-10-31
MITCHAM INDUSTRIES INC
filed 2018-12-06
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,119,399 shares of common stock, $0.01 par value, were outstanding as of December 4, 2018.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,406	$9,902
Restricted cash	213	244
Accounts and contracts receivable, net of allowance for doubtful accounts of $3,108 and $3,885 at October 31, 2018 and January 31, 2018, respectively	17,440	10,494
Inventories, net	11,679	10,856
Prepaid expenses and other current assets	1,603	1,550
Total current assets	36,341	33,046
Seismic equipment lease pool and property and equipment, net	16,655	22,900
Intangible assets, net	10,911	8,015
Goodwill	2,531	2,531
Non-current prepaid income taxes	1,434	1,609
Deferred tax asset	58	—
Long-term receivables, net of allowance for doubtful accounts of $532 and $2,282 at October 31, 2018 and January 31, 2018, respectively	—	4,652
Other assets	609	926
Total assets	$68,539	$73,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,096	$1,271
Deferred revenue	156	741
Accrued expenses and other current liabilities	5,477	5,253
Income taxes payable	556	258
Total current liabilities	8,285	7,523
Deferred tax liability	—	307
Total liabilities	8,285	7,830
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 798 and 532 issued and outstanding at October 31, 2018 and January 31, 2018, respectively	17,612	11,544
Common stock, $0.01 par value; 20,000 shares authorized; 14,049 and 14,019 shares issued at October 31, 2018 and January 31, 2018, respectively	140	140
Additional paid-in capital	122,879	122,304
Treasury stock, at cost (1,929 shares at October 31, 2018 and January 31, 2018)	(16,860)	(16,860)
Accumulated deficit	(59,355)	(42,425)
Accumulated other comprehensive loss	(4,162)	(8,854)
Total shareholders’ equity	60,254	65,849
Total liabilities and shareholders’ equity	$68,539	$73,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017
Revenues:
Sale of marine technology products	$9,277	$5,955	$18,720	$22,429
Equipment leasing	3,166	2,071	7,493	5,765
Sale of lease pool equipment and other equipment sales	2,208	618	4,401	9,719
Total revenues	14,651	8,644	30,614	37,913
Cost of sales:
Sale of marine technology products	4,904	3,132	10,206	12,975
Equipment leasing (including lease pool depreciation of $2,176 and $3,578 for the three months ended October 31, 2018 and 2017 respectively, and $7,275 and $11,509 for the nine months ended October 31, 2018 and 2017 respectively)	3,296	4,400	10,120	13,815
Lease pool equipment and other equipment sales	1,227	211	1,959	6,410
Total cost of sales	9,427	7,743	22,285	33,200
Gross profit	5,224	901	8,329	4,713
Operating expenses:
Selling, general and administrative	4,819	4,879	15,953	14,508
Research and development	175	299	857	637
Provision for doubtful accounts	—	—	200	—
Depreciation and amortization	579	516	1,816	1,622
Total operating expenses	5,573	5,694	18,826	16,767
Operating loss	(349)	(4,793)	(10,497)	(12,054)
Other income (expense):
Loss on sale (including $5,355 of cumulative translation loss)	(4,905)	—	(4,905)	—
Interest income, net	12	52	47	23
Other, net	(198)	46	(57)	(107)
Total other (expenses) income	(5,091)	98	(4,915)	(84)
Loss before income taxes	(5,440)	(4,695)	(15,412)	(12,138)
Benefit (provision) for income taxes	249	(586)	(273)	(1,172)
Net loss	$(5,191)	$(5,281)	$(15,685)	$(13,310)
Preferred stock dividends	(449)	(229)	(1,245)	(630)
Net loss attributable to common shareholders	$(5,640)	$(5,510)	$(16,930)	$(13,940)
Net loss per common share:
Basic	$(0.47)	$(0.46)	$(1.40)	$(1.15)
Diluted	$(0.47)	$(0.46)	$(1.40)	$(1.15)
Shares used in computing net loss per common share:
Basic	12,119	12,087	12,100	12,082
Diluted	12,119	12,087	12,100	12,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(5,640)	$(5,510)	$(16,930)	$(13,940)
Change in cumulative translation adjustment for sale of foreign entity	5,355	—	5,355	—
Other changes in cumulative translation adjustment	(284)	(254)	(663)	621
Comprehensive loss attributable to common shareholders	$(569)	$(5,764)	$(12,238)	$(13,319)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,685)	$(13,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,184	13,219
Stock-based compensation	575	685
Provision for inventory obsolescence	140	58
Provision for doubtful accounts, net of charge offs	200	—
Gross profit from sale of lease pool equipment	(1,848)	(3,080)
Loss on sale of business	4,905	—
Deferred tax expense	(365)	(31)
Non-Current prepaid tax	472	—
Changes in:
Trade accounts and contracts receivable	(878)	5,129
Unbilled revenue	(2,435)	—
Inventories	(1,304)	79
Prepaid expenses and other current assets	(1,158)	207
Income taxes receivable and payable	—	714
Accounts payable, accrued expenses and other current liabilities	(626)	(1,244)
Deferred revenue	527	—
Foreign exchange losses net of gains	336	(252)
Net cash (used in) provided by operating activities	(7,960)	2,174
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,424)	(321)
Acquisition of assets	(3,000)	—
Purchases of property and equipment	(696)	(276)
Sale of used lease pool equipment	4,124	6,690
Sale of business, net of cash sold	(147)	—
Net cash (used in) provided by investing activities	(1,143)	6,093
Cash flows from financing activities:
Net payments on revolving line of credit	—	(3,500)
Payments on term loan and other borrowings	—	(2,807)
Net proceeds from preferred stock offering	6,135	1,847
Preferred stock dividends	(1,245)	(630)
Net cash provided by (used in) financing activities	4,890	(5,090)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(314)	82
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,527)	3,259
Cash, cash equivalents and restricted cash, beginning of period	10,146	3,511
Cash, cash equivalents and restricted cash, end of period	$5,619	$6,770
Supplemental cash flow information:
Interest paid	$2	$84
Income taxes paid	$414	$436
Purchases of seismic equipment held for lease in accounts payable at end of period	$264	$65
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore, Malaysia and the United Kingdom. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. In August 2018 the Company sold its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”). See Note 12. All intercompany transactions and balances have been eliminated in consolidation.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2018 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2018, the results of operations for the three and nine months ended October 31, 2018 and 2017, and the cash flows for the nine months ended October 31, 2018 and 2017, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2019.
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
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$5,356	$10,512
Klein	2,683	5,560
SAP	1,085	2,362
Total revenue recognized at a point in time	$9,124	$18,434
Revenue recognized over time:
Seamap	$181	$591
Total revenue recognized over time	181	591
Total revenue from contracts with customers	$9,305	$19,025

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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
	(in thousands)
United States	$1,104	$2,356
Europe, Russia & CIS	5,629	10,395
Middle East & Africa	515	1,151
Asia-Pacific	1,820	4,499
Canada & Latin America	237	624
Total revenue from contracts with customers	$9,305	$19,025

As of October 31, 2018 contract assets and liabilities consisted of the following:

October 31, 2018
Contract Assets:	(in thousands)
Unbilled revenue-current	$2,435
Unbilled revenue - non-current	—
Total unbilled revenue	$2,435
Contract Liabilities:
Deferred revenue & customer deposits - current	$521
Deferred revenue & customer deposits - non-current	6
Total deferred revenue & customer deposits	$527
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
The cash portion of the purchase price and other related costs were financed with the sale of 174,046 shares of our 9% Series A Cumulative Preferred Stock to Mitsubishi Heavy Industries, Inc. for $4.0 million.

6. Balance Sheet

	October 31, 2018	January 31, 2018
	(in thousands)
Receivables:
Accounts receivable	$16,722	$16,392
Contracts receivable	4,358	4,921
	21,080	21,313
Less long-term portion	(532)	(6,934)
Current accounts and contracts receivable	20,548	14,379
Less current portion of allowance for doubtful accounts	(3,108)	(3,885)
Current portion of accounts and contracts receivable, net of allowance for doubtful accounts	$17,440	$10,494
Contracts receivable consisted of $4.4 million due from five customers at October 31, 2018 and $4.9 million due from four customers as of January 31, 2018. The balance of contracts receivable at October 31, 2018 and January 31, 2018 consisted of contracts bearing interest at an average rate of approximately 4.3% and 2.2% respectively and with remaining repayment terms from 1 to 40 months. These contracts are related to lease pool equipment sales and are collateralized by the equipment sold.

	October 31, 2018	January 31, 2018
	(in thousands)
Inventories:
Raw materials	$4,844	$5,099
Finished goods	5,916	6,185
Work in progress	1,987	1,247
	12,747	12,531
Less allowance for obsolescence	(1,068)	(1,675)
Total inventories, net	$11,679	$10,856

	October 31, 2018	January 31, 2018
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$159,312	$174,274
Land and buildings	4,021	3,380
Furniture and fixtures	10,103	10,222
Autos and trucks	762	722
	174,198	188,598
Accumulated depreciation and amortization	(157,543)	(165,698)
Total seismic equipment lease pool and property and equipment, net	$16,655	$22,900
As of January 31, 2018, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2018 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of October 31, 2018.

7. Goodwill and Other Intangible Assets

	Weighted Average Life at 10/31/2018	October 31, 2018				January 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
			(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.6	$9,594	$(4,077)	$—	$5,517	$6,181	$(3,663)	$—	$2,518
Customer relationships	3.1	5,024	(2,976)	—	2,048	5,024	(2,464)	—	2,560
Patents	5.7	2,441	(965)	—	1,476	1,730	(778)	—	952
Trade name	7.6	894	(49)	—	845	894	(41)	—	853
Developed technology	7.2	1,430	(405)	—	1,025	1,430	(298)	—	1,132
Amortizable intangible assets		$19,383	$(8,472)	$—	$10,911	$15,259	$(7,244)	$—	$8,015
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
During the nine months ended October 31, 2018 there have been no substantive indicators of additional impairment.
Amortizable intangible assets are amortized over their estimated useful lives of five to 15 years using the straight-line method. Aggregate amortization expense was $1.3 million and $1.1 million for the nine months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31 (in thousands):
2019	$472
2020	1,845
2021	1,697
2022	1,212
2023	1,018
2024 and thereafter	4,667
Total	$10,911
8. Income Taxes
For the nine months ended October 31, 2018 the provision for income taxes was approximately $273,000 on a pre-tax net loss of $15.4 million. For the nine months ended October 31, 2017 the provision for income taxes was approximately $1.2 million on a pre-tax net loss of $12.1 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, state income and foreign withholding taxes, other tax adjustments, such as valuation allowances against deferred tax assets, and discrete items, including tax expense or benefit recognized for uncertain tax positions.
Non-current prepaid income taxes of approximately $1.4 million at October 31, 2018 and 1.6 million at January 31, 2018, consist primarily of foreign taxes.
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
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2018. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Cuts and Jobs Act legislation enacted in December 2017. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2018.
For the nine months ended October 31, 2018 and October 31, 2017, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,119	12,087	12,100	12,082
Stock options	92	35	73	81
Unvested restricted stock	3	28	10	34
Total weighted average common share equivalents	95	63	83	115
Diluted weighted average common shares outstanding	12,214	12,150	12,183	12,197

For the three and nine month periods ended October 31, 2018 and 2017, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
10. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock'), par value $1.00 per share through an at-the-market ("ATM") offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM offering program. For the three and nine month periods ended October 31, 2018, the Company issued 29,562 and 91,910 shares of Preferred Stock under the ATM offering program, respectively. Gross proceeds from these sales for the three and nine months ended October 31, 2018 were approximately $699,000 and $2.2 million, respectively, and the Agent received compensation of approximately $14,000 and $44,000, respectively. The Non-Executive Chairman of the Company received no portion of this compensation.
11. Equity and Stock-Based Compensation
During the three months ended October 31, 2018, the Company’s Board of Directors declared quarterly dividends of $0.5625 per share for our Preferred Stock. See Note 10.
Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine month periods ended October 31, 2018 was approximately $207,000 and $575,000, respectively, and during the three and nine month periods ended October 31, 2017 was approximately $224,000 and $685,000, respectively.
12. Sale of MSE
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC for total contractual proceeds of approximately $1.2 million U.S. dollars. The proceeds are due in monthly installments of principal and interest, accruing at a rate of 9% per annum, with the balance due on or before August 31, 2019. As a result of the sale, the company recorded a loss of approximately $4.9 million including recognition of approximately $5.4 million of cumulative translation losses which had been historically recorded in Accumulated Other Comprehensive Loss, a component of equity.
13. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore, Malaysia and New Hampshire, with sales offices in Huntsville, Texas and Brisbane, Australia.

The Equipment Leasing segment offers for lease or sale, new and used seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville,
Texas, with sales and services offices in Calgary, Canada; Singapore; Brisbane, Australia and, prior to the sale of MSE (see Note 12) in August 2018, Ufa, Bashkortostan, Russia.
Financial information by business segment is set forth below (net of any allocations):

	Total Assets
	As of October 31, 2018	As of January 31, 2018
	(in thousands)
Marine Technology Products	$46,331	$35,879
Equipment Leasing	22,231	37,850
Eliminations	(23)	(50)
Consolidated	$68,539	$73,679
Results for the three months ended October 31, 2018 and 2017 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2018	2017	2018	2017	2018	2017
Marine Technology Products	$9,305	$5,992	$876	$(74)	$881	$4
Equipment Leasing	5,386	2,730	(347)	(3,927)	(5,443)	(3,933)
Corporate expenses	—	—	(864)	(792)	(864)	(792)
Eliminations	(40)	(78)	(14)	—	(14)	26
Consolidated	$14,651	$8,644	$(349)	$(4,793)	$(5,440)	$(4,695)
Results for the nine months ended October 31, 2018 and 2017 were as follows (in thousands):

	Revenues		Operating income (loss)		Income (loss) before taxes
	2018	2017	2018	2017	2018	2017
Marine Technology Products	$19,025	$22,565	$(2,515)	$1,160	$(2,441)	$999
Equipment Leasing	11,906	15,546	(5,369)	(10,571)	(10,359)	(10,494)
Corporate expenses	—	—	(2,599)	(2,643)	(2,599)	(2,643)
Eliminations	(317)	(198)	(14)	—	(13)	—
Consolidated	$30,614	$37,913	$(10,497)	$(12,054)	$(15,412)	$(12,138)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. The Marine Technology Products segment was previously referred to as our Equipment Manufacturing and Sales segment. We have revised the name of this segment in order to more accurately describe the operations and focus of that part of our business. The change in name has no effect on the composition of the segment or its operations. Revenue from the Marine Technology Products segment includes sales of Seamap products, sales of Klein products and sales of oceanographic and hydrographic products by SAP. This segment operates from locations near Bristol, United Kingdom, Brisbane, Australia, Salem, New Hampshire and in Singapore. During fiscal 2019 we have established a new facility in Malaysia for the manufacture and repair of the newly-introduced SeaLink product line discussed in more detail below. This facility is in close proximity to our Singapore facility.
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
Management believes that the performance of our Marine Technology Products segment is indicated by revenues from product sales and by gross profit from those sales. Management further believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management monitors EBITDA and Adjusted EBITDA, both as defined in the following table, as key indicators of our overall performance and liquidity.
The following table presents certain operating information by operating segment.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues:
Marine technology products	$9,305	$5,992	$19,025	$22,565
Equipment Leasing	5,386	2,730	11,906	15,546
Less inter-segment sales	(40)	(78)	(317)	(198)
Total revenues	14,651	8,644	30,614	37,913
Cost of sales:
Marine technology products	4,918	3,174	10,497	13,116
Equipment Leasing	4,535	4,647	12,091	20,282
Less inter-segment costs	(26)	(78)	(303)	(198)
Total costs of sales	9,427	7,743	22,285	33,200
Gross profit (loss)
Marine technology products	4,387	2,818	8,528	9,449
Equipment leasing	851	(1,917)	(185)	(4,736)
Inter-segment amounts	(14)	—	(14)	—
Total gross profit	5,224	901	8,329	4,713
Operating expenses:
Selling, general and administrative	4,819	4,879	15,953	14,508
Research and development	175	299	857	637
Provision for doubtful accounts	—	—	200	—
Depreciation and amortization	579	516	1,816	1,622
Total operating expenses	5,573	5,694	18,826	16,767
Operating loss	$(349)	$(4,793)	$(10,497)	$(12,054)

EBITDA (1)	$(2,667)	$(623)	$(6,275)	$1,058
Adjusted EBITDA (1)	$3,410	$(406)	$817	$8,291
Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(5,191)	$(5,281)	$(15,685)	$(13,310)
Interest income, net	(12)	(52)	(47)	(23)
Depreciation and amortization	2,785	4,124	9,184	13,219
(Benefit) provision for income taxes	(249)	586	273	1,172
EBITDA (1)	(2,667)	(623)	(6,275)	1,058
Non-cash foreign exchange (gains) losses	5,605	(41)	5,618	320
Stock-based compensation	207	224	575	685
Cost of lease pool sales	265	34	899	6,228
Adjusted EBITDA (1)	$3,410	$(406)	$817	$8,291
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash (used in) provided by operating activities	$(2,161)	$(1,912)	$(7,960)	$2,174
Stock-based compensation	(207)	(224)	(575)	(685)
Provision for doubtful accounts	—	—	(200)	—
Provision for inventory obsolescence	(25)	9	(140)	(58)
Changes in trade accounts, contracts and notes receivable	5,199	748	3,313	(5,129)
Interest (received) paid	—	(36)	2	84
Taxes paid, net of refunds	146	277	414	436
Gross profit from sale of lease pool equipment	602	228	1,848	3,080
Loss from sale of MSE	(4,905)	—	(4,905)	—
Changes in inventory	(102)	(186)	1,304	(79)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(511)	315	98	1,244
Changes in prepaid expenses and other current assets	(277)	(6)	1,158	(207)
Foreign exchange (losses) gains, net	(272)	181	(336)	252
Other	(154)	(17)	(296)	(54)
EBITDA (1)	$(2,667)	$(623)	$(6,275)	$1,058

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
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2018 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
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
Our strategy includes the following key points:

•
Increased emphasis on our Marine Technology Products segment. We are expanding our product offerings with an emphasis on products and services that are not exclusively dependent upon oil and gas exploration activity. We expect new products and services to come from a combination of internally developed products and those acquired from third parties, such as the towed streamer products introduced in March 2018 as discussed above.

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

The market for products sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. Recent increased activity for ocean bottom node ("OBN") surveys has resulted in additional inquiries for Seamap's source controller and RGPS positioning products. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the addition of the towed streamer products in March 2018 will further expand the opportunities for Seamap and allow us to bundle various products and equipment for a given project. Due to the required expansion of our existing facilities necessary to support the manufacture and repair of the streamer products, the towed streamer products have not made a significant contribution in the first nine months of fiscal 2019 and the costs associated with these products have exceeded the revenue they have generated to date. We expect that situation to improve in the fourth quarter of fiscal 2019 and beyond.

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
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Revenue from the sale of Klein products in fiscal 2018 and 2017 was significantly below our expectations due primarily, we believe, to (i) an industry wide decline in the purchase of sonar products, (ii) delays in the introduction of new products in fiscal 2017, (iii) competitive pressures, and (iv) delays in project awards by domestic and foreign governmental agencies as result of budget constraints and complex contracting processes.

Klein’s revenue increased 79% in the first nine months of fiscal 2019 as compared to the same period of fiscal 2018, and we remain optimistic that revenue from our sonar products will return to historical and anticipated levels based on our current inventory of project pursuits, pending orders and independent projections of increased world-wide demand for sonar products.
During the nine months ended October 31, 2018 our Marine Technologies Products segment has experienced an increase in both inquiries and order activity. As of October 31, 2018 our backlog of firm orders for this segment was approximately $6.1 million. We expect substantially all of these orders to be completed within fiscal 2019. In the third quarter of fiscal 2018 approximately $1.7 million in revenues, or approximately 19% of segment revenue for the quarter, were derived from orders booked and completed during the period. The amount of "book and bill" business can vary significantly from period to period. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.
Demand for the rental of land seismic exploration equipment varies by geographic region and has been very sporadic in recent periods. We expect continuing demand in Europe and improving demand in South America during the remainder of fiscal 2019. We do anticipate opportunities for projects in other parts of the world, including North Africa and The Middle East, some of which could be significant. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects. Land leasing activity is expected to remain well below historical levels.

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

We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in a number of countries. In response to a decline in activity in some regions we have taken steps to reduce costs, such as by reducing personnel, down-sizing facilities and relocating certain inventory and lease pool assets to more active locations. Specifically, we have significantly reduced our presence in Colombia and Canada and, as of August 31, 2018, eliminated our operations in Russia. We expect these actions to result in annual cost savings of approximately $2.0 million.

A significant portion of our revenues are generated from foreign sources. For fiscal 2018, revenue from international customers totaled approximately $36.9 million, or about 76% of consolidated revenue; however, this period included an unusually large sale of lease pool equipment in the United States, and accordingly, we do not think this is indicative of future periods. For the nine months ended October 31, 2018, revenue from international customers totaled approximately $26.2 million, or about 86% of consolidated revenue. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
Revenues for the three months ended October 31, 2018 were approximately $14.7 million compared to approximately $8.6 million for the three months ended October 31, 2017. For the nine months ended October 31, 2018 revenues were approximately $30.6 million, compared to approximately $37.9 million for the nine months ended October 31, 2017. The increase in the three-month period is due to higher marine technology product revenue, an increase in equipment leasing revenue and higher lease pool and other equipment sales between the periods. The decrease in the fiscal 2019 nine-month period compared to the prior year is primarily due to lower marine technology product revenue and a large lease pool equipment sale in the first quarter of fiscal 2018. For the three months ended October 31, 2018, we generated an operating loss of approximately $349,000, compared to an operating loss of approximately $4.8 million for the three months ended October 31, 2017. For the nine months ended October 31, 2018 our operating loss was approximately $10.5 million, compared to approximately $12.1 million for the nine months ended October 31, 2017. The decrease in operating loss in the three-month period is due primarily to higher marine technology product revenue, plus lower lease pool depreciation. The decrease in operating loss in the nine-month period is due to higher equipment leasing revenue, plus lower lease pool depreciation. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues:
Seamap	$5,537	$3,676	$11,103	$16,053
Klein	3,092	1,517	6,195	3,456
SAP	1,085	1,087	2,362	3,998
Intra-segment sales	(409)	(288)	(635)	(942)
	9,305	5,992	19,025	22,565
Cost of sales:
Seamap	2,869	1,671	5,498	8,438
Klein	1,553	894	3,679	2,571
SAP	905	896	1,969	3,158
Intra-segment sales	(409)	(287)	(649)	(1,051)
	4,918	3,174	10,497	13,116
Gross profit	$4,387	$2,818	$8,528	$9,449
Gross profit margin	47%	47%	45%	42%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. The gross profit generated by sales of Seamap products in the third quarter of fiscal 2019 and 2018 was approximately $2.7 million and $2.0 million, respectively. The gross profit margin from the sales of Seamap products in the third quarter of fiscal 2019 and 2018 was approximately 48% and 55%, respectively. For the nine months ended October 31, 2018 the gross profit and gross margin from the sale of Seamap products was approximately $5.6 million and 50% , respectively, versus gross profit and gross margin of approximately $7.6 million and 47%, respectively, for the first nine months of fiscal 2018. The fluctuations in gross profit margin among the periods were due primarily to changes in product mix.
We began providing repair and support services to Mitsubishi Heavy Industries, Ltd. during the second quarter of fiscal 2019 pursuant to the support agreement we entered into earlier this year and generated revenue from these services of approximately $675,000 in the third quarter of fiscal 2019. We have incurred incremental expenses related to the transfer of the acquired technology and set-up of related production and repair facilities totaling approximately $569,000 and $1.4 million in the three and nine month periods ended October 31, 2018, respectively.
Revenue from the sale of Klein products in the three and nine months ended October 31, 2018 improved from the comparable period of fiscal 2018 and from the second quarter of fiscal 2019. This increase resulted from recent increases in orders and inquiries, including the delivery of Klein’s 5900 side-scan sonar system for the Royal Netherlands Navy during the third quarter of fiscal 2019.
The gross profit from sale of Klein products was approximately $1.5 million, with a gross profit margin of 50%, in the third quarter of fiscal 2019 and approximately $623,000, with a gross profit margin of 41%, in the third quarter of fiscal 2018. For the nine month periods ended October 31, 2018 and 2017 the gross profit from sale of Klein products was approximately $2.5 million and $885,000, respectively, and the gross margin was approximately 41% and 26%, respectively. The margin improvement in the comparable fiscal 2019 periods is due to a combination of higher revenue and favorable product mix. As discussed above, we believe demand for our sonar products is increasing and expect continued improvement in these operations.
SAP is a distributor and reseller of new hydrographic and oceanographic products to customers in Australia and throughout the Pacific Rim, including products manufactured by Klein and occasionally Seamap. The gross profit from the sale of seismic, hydrographic and oceanographic products by SAP amounted to approximately $180,000 in the third quarter of fiscal 2019, and $191,000 in the third quarter of fiscal 2018, representing gross profit margins of 17% and 18%, respectively. Gross profit from the sale of seismic, hydrographic and oceanographic products by SAP in the nine month periods ended October 31, 2018 and 2017 was approximately $393,000 and $840,000, respectively, generating gross profit margins of 17% and 21%, respectively. The variances in gross profit margins between the periods reflect changes in product mix from year to year. The effect of sales from Klein to SAP has been eliminated in consolidation and in the table above as “intra-segment sales”.

Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue:
Equipment leasing	$3,178	$2,071	$7,505	$5,765
Lease pool equipment sales	867	247	2,748	9,309
Other equipment sales	1,341	412	1,653	472
	5,386	2,730	11,906	15,546
Cost of sales:
Direct costs-equipment leasing	1,132	858	2,857	2,363
Lease pool depreciation	2,176	3,578	7,275	11,509
Cost of lease pool equipment sales	265	34	899	6,228
Cost of other equipment sales	962	177	1,060	182
	4,535	4,647	12,091	20,282
Gross profit (loss)	$851	$(1,917)	$(185)	$(4,736)
Equipment leasing revenues increased approximately 53% in the third quarter of fiscal 2019 from the third quarter of fiscal 2018 and approximately 30% in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. The increases were driven by incremental land leasing activity, primarily in Canada, Europe and the Pacific Rim. Sales of lease pool and other equipment in the first nine months of fiscal 2019 were significantly lower than those in the first nine months of fiscal 2018, due mainly to a large transaction completed in the first quarter of fiscal 2018.
Direct costs related to equipment leasing were relatively comparable, at approximately 36% and 41% of equipment leasing revenue for the third quarters of fiscal 2019 and fiscal 2018, respectively, and approximately 38% and 41% of equipment leasing revenue, for the first nine months of fiscal 2019 and fiscal 2018, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenues. However, these costs also include sub-lease payments to certain OEM’s under revenue sharing arrangements. For the three and nine month periods ended October 31, 2018, lease pool depreciation decreased approximately 39% and 37%, respectively, from the same periods in the prior fiscal year. The decrease reflects the sales of lease pool equipment, lower level of lease pool purchases and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the three months ended October 31, 2018 were approximately $4.8 million compared to approximately $4.9 million for the three months ended October 31, 2017. General and administrative expenses for the nine months ended October 31, 2018 and 2017 were approximately $16.0 million and $14.5 million, respectively. Included in these amounts are costs associated with the start-up of the Sealink product line of approximately $569,000 and $1.4 million for the three and nine months ended October 31, 2018, respectively, plus certain one-time restructuring related expenses and incremental costs related to a software upgrade project.
Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $579,000 and $1.8 million in the three and nine month periods ended October 31, 2018, respectively, as compared to approximately $516,000 and $1.6 million in the three and nine month periods ended October 31, 2017, respectively. The increase in depreciation and amortization expense primarily reflects asset additions associated with the start-up of the Sealink product line.
Other Income (Expense)
A loss of approximately $4.9 million was recorded in the third quarter of fiscal 2019 related to the sale of MSE in August 2018.  This loss included a charge of approximately $5.4 million for cumulative translation loss related to the Russian Ruble that had previously been a component of Other Comprehensive Income. Generally accepted accounting principles required this cumulative translation loss to be included in the calculation of gain or loss on the sale of MSE, as the Company no longer has exposure to Russian Ruble to US Dollar translation risk after the sale.
Net interest income was approximately $12,000 and $52,000 for the three months ended October 31, 2018 and October 31, 2017, respectively. Net interest income for the nine months ended October 31, 2018 and October 31, 2017 was approximately $47,000 and $23,000, respectively.

Other income and other expense relate primarily to foreign exchange gains and losses incurred by our foreign subsidiaries and branches. Certain of these entities have functional currencies other than the U.S. dollar but in many cases hold U.S. dollar cash balances and have accounts receivable and accounts payable, including inter-company obligations, denominated in U.S. dollars. As the U.S. dollar fluctuates in value against each subsidiary’s functional currency, the subsidiary can incur a foreign exchange gain or loss, although the value of these amounts in our consolidated financial statements may not have changed materially. Items of this nature are considered non-cash in our calculation of Adjusted EBITDA and resulted in a net loss of approximately $336,000 and a net gain of approximately $41,000 in the nine months ended October 31, 2018 and 2017, respectively. Certain other of our entities have the U.S. dollar as their functional currency but have assets and liabilities denominated in other currencies. The net foreign exchange gains and losses from these operations resulted in and a net gain of approximately $33,000 in the nine months ended October 31, 2018 and a net loss of approximately $320,000 in the nine months ended October 31, 2017.
Provision for Income Taxes
Our tax provision for the three months ended October 31, 2018 was a benefit of approximately $249,000. For the three months ended October 31, 2017, our tax provision was approximately $586,000. Our tax provision for the nine month periods ended October 31, 2018 and 2017 was approximately $273,000 and approximately $1.2 million, respectively. We recorded tax provisions in the nine month periods ended October 31, 2018 and 2017 despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against deferred tax assets.
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
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(7,960)	$2,174
Net cash (used in) provided by investing activities	(1,143)	6,093
Net cash provided by (used in) financing activities	4,890	(5,090)
Effect of changes in foreign exchange rates on cash and cash equivalents	(314)	82
Net (decrease) increase in cash and cash equivalents	$(4,527)	$3,259

As of October 31, 2018, we had working capital of approximately $28.1 million, including cash and cash equivalents and restricted cash of approximately $5.6 million, as compared to working capital of approximately $25.5 million, including cash and cash equivalents and restricted cash of approximately $10.1 million, at January 31, 2018. The increase in working capital resulted primarily from changes in accounts receivable balances during the first nine months of fiscal 2019.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $8.0 million in the first nine months of fiscal 2019 as compared to approximately $2.2 million of net cash provided by operating activities in the first nine months in fiscal 2018. The decrease between the two periods resulted primarily from the change in earnings between the periods and changes in working capital items such as accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. In February of 2018 we purchased certain intangible and other assets from the bankruptcy estate of Hydroscience Technologies, Inc. (the “Hydroscience Acquisition”). The cash portion of this purchase was $3.0 million.
Net cash flows used in investing activities for the nine months ended October 31, 2018 included purchases of seismic equipment held for lease totaling approximately $1.4 million, as compared to approximately $321,000 in the nine months ended October 31, 2017. The seismic equipment was purchased in connection with the company’s rental partnership agreement with INOVA Geophysical. We expect additions to our lease pool for all of fiscal 2019 to total less than $2.0 million. We expect to fund these purchases with a combination of cash on hand and cash flow generated from operating activities.

In the first nine months of fiscal 2019, proceeds from the sale of lease pool equipment totaled approximately $4.1 million compared to approximately $6.7 million in the first nine months of fiscal 2018. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. We expect that proceeds from any additional sales of lease pool equipment will be reinvested in other lease pool equipment, deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first nine months of fiscal 2019 consisted of approximately $6.1 from sales of preferred stock, offset by $1.2 million of preferred stock dividend payments, as compared to approximately $3.5 million of net payments under the Credit Agreement, $2.8 million of payments pursuant to the Seamap Credit Facility and $630,000 of preferred stock dividend payments, offset by $1.8 million of proceeds from sales of preferred stock during the first nine months of fiscal 2018.
In fiscal 2017 we established an at-the-market ("ATM") offering program whereby we may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share, from time to time. As of October 31, 2018, 303,906 shares had been sold pursuant to this program. During the three and nine months ended October 31, 2018, we issued 29,562 and 91,910 shares, respectively, of Preferred Stock under our ATM offering program (see footnote 10-Related Party Transaction). Net proceeds to us from these sales during the three and nine months ended October 31, 2018 were approximately $685,000 and $2.1 million, respectively. As of October 31, 2018 there are 196,094 shares of Preferred Stock available to be issued pursuant to the ATM offering program. In February 2018 we sold 152,290 shares to Mitsubishi Heavy Industries Ltd. (“MHI”) in a privately negotiated transaction in connection with the Hydroscience Acquisition with net proceeds of approximately $3.5 million. In July 2018 we issued 21,756 shares of Preferred Stock to MHI for proceeds of $500,000. These shares were issued upon achievement of a specific milestone as specified in our previously disclosed agreement with MHI. Based on the Preferred Stock outstanding at October 31, 2018, annual dividend requirements are approximately $1.8 million.
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
In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment, primarily by Seamap. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of October 31, 2018, we had provided approximately $213,000 of cash collateral to secure these obligations.
As of October 31, 2018, we had deposits in foreign banks consisting of both United States dollar and foreign currency deposits equal to approximately $3.0 million. We believe all $3.0 million of these deposits could be distributed to the United States without any adverse tax consequences.
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
dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Canadian dollars,
Australian dollars and Singapore dollars. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2018, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.5 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $150,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the
U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling and Australian dollar. The functional currency of our Russian subsidiary, MSE, was the Russian ruble. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 9% of our net assets as of October 31, 2018 were impacted by changes in foreign currencies in relation to the U.S. dollar. During the third quarter of fiscal 2019, the U.S. dollar generally increased in value versus the above currencies. As a result of this increase, we have recognized an increase of approximately $284,000 in Accumulated Other Comprehensive Loss, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, Russian Ruble and the Australian dollar. In August 2018, the Company completed the sale of MSE, its wholly owned Russian subsidiary, and recognized approximately $5.4 million of cumulative translation losses related to MSE.

Interest Rate Risk
As of October 31, 2018, the Company had no outstanding borrowings subject to fluctuations in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of October 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: December 6, 2018	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)