Form 10-K
period 2019-01-31
MITCHAM INDUSTRIES INC
filed 2019-04-05
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49,096,243 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 4, 2019
Common Stock, $0.01 par value per share	12,119,399 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2019 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

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

PART I
Item 1. Business
Mitcham Industries, Inc. (“MII” and, together with its consolidated subsidiaries, "Mitcham," the “Company”, we”, “us” and “our”), a Texas corporation, was incorporated in 1987. We provide technology to the oceanographic, hydrographic, defense, seismic and maritime security industries. Headquartered in Huntsville, Texas, Mitcham has a global presence with operating locations in the United States, Canada, Singapore, Hungary, Colombia and the United Kingdom. We operate in two business segments, Marine Technology Products and Equipment Leasing. During August 2018, the Company completed the sale of Mitcham Seismic Eurasia LLC (“MSE”) in Ufa, Russia. As of January 31, 2019, the Company has classified our Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), as held for sale. Refer to Note 21 - "Assets Held for Sale" of our consolidated financial statements for additional details.
Our worldwide Marine Technology Products segment includes (a) Seamap Pte Ltd, Seamap USA, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap” which designs, manufactures and sells specialized marine seismic equipment, (b) Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems and (c) the equipment sales activities of SAP. In February 2018, Seamap significantly expanded its offerings with the acquisition from a third party of intellectual property related to marine seismic sensors and streamer technology.
We acquired Klein effective December 31, 2015. Klein has over 48 years of experience with the development and manufacture of high performance side scan sonar systems. Our side scan sonar systems are deployed by navies, port authorities, other governmental organizations, marine survey companies and universities worldwide. Klein operates from a single facility in Salem, New Hampshire.
Our Equipment Leasing segment is primarily engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We also sell new and used seismic equipment from time to time. We conduct our leasing business through MII, Mitcham Canada ULC (“MCL”), Mitcham Europe Ltd. (“MEL”), Mitcham Marine Leasing Pte. Ltd. (“MML”), our branch in Colombia and, prior to August 2018, MSE. We believe we are the largest independent provider of exploration equipment to the seismic industry.
Historically, our business was primarily focused on our Equipment Leasing segment, specifically the short-term rental of land seismic equipment used in the exploration for oil and gas. Over the past several years, however, there have been a number of developments that have had an adverse effect on that business. These developments include the following:

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
Accordingly, we have implemented a strategy to emphasize our Marine Technology Products segment and to revise our approach to our Equipment Leasing segment. This strategy is based on the following vision for Mitcham:

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

For additional information about our business segments, including related financial information, see Note 16 - "Segment Reporting" to our consolidated financial statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Our equipment is utilized in a variety of geographic regions throughout the world, which are described under “ Customers, Sales, Backlog and Marketing.”
Marine Technology Products Segment –
Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers", which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS (“relative global positioning system”) tracking system, which is used to provide precise positioning of seismic sources and streamers. In March 2018, Seamap introduced the SeaLink™ product line of marine sensors and solid streamer systems. These new products are based on technology that was acquired in February 2018.
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
SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to companies in the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a distributor for a number of manufacturers of products, including Klein and occasionally Seamap. As of January 31, 2019, SAP is classified as held for sale. See Business and Operations - Marine Technology Products Segment for a discussion of the factors surrounding this determination. See Note 21 - "Assets Held for Sale" to our consolidated financial statements for information regarding the impact of this classification.
Seamap and Klein have overlapping customer bases and it is not uncommon for a marine survey vessel to be equipped with products from both Seamap and Klein. We expect that in the future we will have opportunities to package products from Seamap and Klein in response to requests from customers.
The technologies underlying the products of Seamap and Klein are similar, as are the engineering disciplines and challenges. We anticipate significant engineering collaboration between Seamap and Klein and plan to jointly develop new products.
The manufacturing processes of Seamap and Klein are similar. While we expect to maintain separate manufacturing operations, we do believe there will be opportunities for collaboration. Such collaboration might include using common suppliers, outsourcing specific functions between the operations and common support and repair activities. During fiscal 2019 we began cross-training Seamap employees to repair Klein equipment and expect to start preforming repairs in Singapore for Klein’s customers located in the (1) Pacific Rim / (2) Asia Pacific Region / (3) Far East in fiscal 2020.
For information regarding our operating results and total assets by segment, see Note 16 - "Segment Reporting" to our consolidated financial statements.
Equipment Leasing Segment –
We own a variety of technologically advanced equipment acquired from the leading seismic manufacturers. Our lease pool consists of many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. We have relationships with a variety of different manufacturers of seismic equipment. Under certain of the relationships we acquire equipment at a significant discount and then share resulting rental revenues with the manufacturer of the equipment. We believe these type arrangements share risks and benefits among all parties and mitigate our exposure.
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
During the fiscal year ended January 31, 2019 (“fiscal 2019”) we determined to eliminate our legal and physical presence in Russia. Accordingly, in August 2018, we sold MSE. See Business and Operations - Equipment Leasing Segment for a discussion of the factors surrounding this determination. See Note 22 - "Sale of MSE", of our consolidated financial statements for information regarding the sale of MSE.
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
Business and Operations
Marine Technology Products Segment –
Through our Marine Technology Products segment, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, defense and maritime security industries. Certain technology we have developed internally. Other technology has been acquired through the purchase of business or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.
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
In March 2018, Seamap introduced the SeaLink product line of marine sensors and solid streamer systems. These products are based on intellectual property that Seamap acquired in February 2018 from the bankrupt estate of Hydroscience Technology, Inc. (the "Hydroscience Acquisition"). See Note 4 - "Acquisition of Assets" of our consolidated financial statements for additional details. We believe these new products significantly expand the product offerings of Seamap and increase our addressable market. We further believe that certain aspects of this technology are complementary to Klein’s product offerings.
Marine seismic contractors and geotechnical and hydrographic survey companies are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in shallow and deep water marine environments. Seamap’s customers operate in all areas of the world.
We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. In connection with the introduction of the SeaLink products, we have established a production facility in Malaysia to provide for the manufacture and repair of the streamer components of this system. The facility in Malaysia is in relative close proximity to our Singapore facility.
Klein is a supplier of side scan sonar equipment and waterside security and surveillance systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.
Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam side scan sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous surface vehicles.
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
Components for our products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore, Malaysia and New Hampshire.
SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a manufacturer’s representative for an array of equipment lines, including Klein and Seamap. During fiscal 2018 we began to evaluate the contribution of SAP to our overall business objectives, particularly as it related to the sale of Klein products in China. We determined that a more direct relationship between Klein and customers in China, one not involving SAP, would be more beneficial. Accordingly, we have amended our relationships with our local representatives in China such that SAP is no longer a party to those activities. In light of this change, we further evaluated the remaining business operations of SAP, i.e. the representation of other OEM’s in the Pacific Rim. We determined that this business model was not consistent with our overall objectives and in the fourth quarter of fiscal 2019 implemented a plan to dispose of

SAP. We expect the sale of SAP to close during the first quarter of fiscal 2020. See Note 21 - "Assets Held for Sale" to our consolidated financial statements for information regarding this transaction.
Equipment Leasing Segment –
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
We maintain a master lease agreement with each of our customers that outlines the general terms and conditions of our leases. Individual transactions are generally documented through an “equipment lease schedule” that incorporates the terms and conditions of the master lease agreement. Individual leases generally have terms of two to six months and are typically renewable following the initial rental period. Our equipment lease rates vary according to an item’s expected useful life, utilization, initial cost, the term of the lease and general market conditions. We provide maintenance of our leased equipment during the lease term for malfunctions due to failure of material and parts and provide replacement equipment, as necessary. In addition, we occasionally provide field technical support services when requested by our customers. The customer is responsible for the cost of repairing equipment damages, other than normal wear and tear. In the case of lost or destroyed equipment, the customer is required to reimburse us for the replacement cost of the equipment, at a price specified in the lease agreement, or to provide acceptable replacement equipment. The customer is also normally responsible for the costs of shipping the equipment from and to one of our facilities and is responsible for all taxes, other than income taxes, related to the lease of the equipment. The customer is required to obtain and maintain insurance for the replacement value of the equipment and a specified minimum amount of general liability insurance, depending on the location of the operations. It is our general practice to lease our seismic equipment on a monthly or daily rate, depending on the circumstances.
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
We maintain facilities for the inspection, testing and repair of land seismic equipment in Huntsville, Texas; Calgary, Alberta; Bogota, Colombia; Budapest, Hungary and Singapore. We maintain marine equipment inspection, testing and repair facilities in Huntsville, Texas and Singapore. We believe that this broad network of support facilities helps us effectively utilize our equipment and reduce costs associated with these operations. However, due to the decline in our leasing business in recent periods, we have significantly reduced the scope of our operations in some locations. During fiscal 2019 we eliminated all land leasing activity in SAP, located in Brisbane, Australia, significantly reduced the scope of our operations in Bogota and began reducing the scale of our operation in Calgary.
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
Key Agreements
Seamap has an agreement with Petroleum Geo-Services ASA (“PGS”) for the manufacture and sale of a customized and proprietary marine energy source controller, (“PGS SourceLink”) that is based on our GunLink 4000 product. In December 2018, we gave notice to PGS that we would allow the agreement to expire by its own terms effective June 2019.

Klein has a number of agreements for the distribution or representation of its products and Seamap has a limited number of similar agreements. These agreements are generally cancellable upon a notice period of from one to three months.
Customers, Sales, Backlog and Marketing
During our fiscal 2019, no customers accounted for greater than 10% of our consolidated revenues. During our fiscal year ending January 31, 2018 (“fiscal 2018”), two customers accounted for approximately 27% of our consolidated revenues and during our fiscal year ending January 31, 2017 (“fiscal 2017”), two customers accounted for approximately 24% of our consolidated revenues. No other customer accounted for 10% or more of our revenues during these periods. See Item 1A-“Risk Factors.” Due to the nature of our sales, the significance of any one customer can vary significantly from year to year.

As of January 31, 2019, our Marine Technology Products segment had a backlog of orders amounting to approximately $8.7 million, compared to $2.7 million as of January 31, 2018. We expect all of these orders to be fulfilled during our fiscal year ending January 31, 2020. We do not maintain a backlog of orders relating to our Equipment Leasing segment.
We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services and we advertise in major trade journals.
A summary of our revenues from customers by geographic region is as follows (in thousands)

	Year Ended January 31,
	2019	2018	2017
United States	$6,345	$11,346	$6,252
Europe(1)	15,200	11,835	14,577
Canada	2,049	807	1,891
Latin America(2)	1,267	1,354	2,983
Asia/South Pacific	13,555	16,768	10,348
Eurasia(3)	1,803	332	3,120
Other(4)	2,723	5,834	1,828
Total Non-United States	36,597	36,930	34,747
Total	$42,942	$48,276	$40,999

(1)Includes the United Kingdom
(2)Includes South America and Mexico
(3)Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(4)Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2019	2018	2017
United States	$1,566	$4,973	$16,510
Europe(1)	5,564	6,557	7,730
Canada	93	2,134	8,525
Latin America(2)	1,365	2,390	2,317
Singapore	4,496	4,793	5,321
Malaysia	1,071
Australia	—	737	1,462
Russia	—	1,316	1,973
Total Non-United States	12,589	17,927	27,328
Total	$14,155	$22,900	$43,838

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
We have several suppliers of seismic equipment for our lease pool including Sercel subsidiaries of Compagnie Generale de Geophysique (“Sercel”) and Geospace Technologies Corporation (“Geospace”), Inova Geophysical ,Inc. (“Inova”) and Langfang Dynamic Technologies Co. Limited (“DTCC”). We have agreements with Inova and DTCC whereby we have acquired certain equipment at significantly discounted prices and have agreed to provide them additional consideration based on the subsequent rental of the equipment to third parties. For additional information regarding the risk associated with our suppliers, see Item 1A - “Risk Factors.”
Employees
As of January 31, 2019, we employed approximately 193 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.
Intellectual Property
The products designed, manufactured and sold by our Marine Technology Products segment utilize significant intellectual property that we have developed, purchased or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. In connection with the acquisition of the Digishot and Sleeve Gun product lines from ION in May 2014, we acquired certain United States and foreign patents related to energy source controllers and other technology. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink product line. We believe the pertinent patents to have a valid term through at least 2023. In connection with the Hydroscience Acquisition, we acquired certain United States and foreign patents and patent applications related to hydrophone technology.
In connection with the acquisition of Klein in December 2015, we acquired certain intellectual property consisting primarily of product designs and trade secrets. During fiscal 2019, we filed a provisional patent related to the application of certain side scan sonar technology. In March 2019, we filed a patent application encompassing the claims of the provisional patent.
We own intellectual property relating to the design and manufacture of Heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.
For additional information regarding the risks associated with our intellectual property, see Item 1A-“Risk Factors.”
Environmental Regulation
We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health, the handling, storage, transportation and disposal of hazardous materials, chemicals and other materials used in our manufacturing processes or otherwise generated from our operations, or otherwise relating to the protection of the environment and natural resources. Compliance with these laws and regulations in the United States at the federal, state and local levels may, among other things, require the acquisition of permits to conduct regulated activities, impose specific safety and health criteria addressing worker protection, result in capital expenditures to limit or prevent emissions, discharges and other releases, obligate us to use more stringent precautions for disposal of certain wastes, or incur substantial costs to remediate releases of chemicals or materials to the environment. Foreign countries in which we conduct operations may also have analogous controls that regulate our environmental and worker safety and health-related activities, which controls may impose additional, or more stringent requirements. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of restrictions, delays, or cancellations in the permitting or performance of projects, and the issuance of injunctive relief in affected areas. We may be subject to strict, joint and several liability as well as natural resource damages resulting from spills or releases of chemicals or other regulated materials and wastes at our facilities or at offsite locations. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by spills or releases that may affect them. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.
In addition, certain regulations in the United States, including the U.S. Department of Transportation Hazardous Material regulations, and in foreign jurisdictions address the manner in which certain hazardous materials and storage batteries may be transported. These regulations may limit our ability, and that of our customers, to transport equipment necessary for seismic operations, particularly by air. These limitations may significantly increase the time and cost required to transport such equipment.
The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any such new laws and regulations, changes in such existing laws and regulations, reinterpretation of such legal requirements, or increased governmental enforcement that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. Furthermore, the adoption of laws or implementing regulations with regard to hydraulic fracturing or climate-change that have the effect of lowering the demand for carbon-based fuels or decreasing the performance of oil or natural gas exploration or production activities by energy companies could reduce demand for our products and, as a result, have a material adverse effect on our business. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in 2010, may restrict, delay or decrease the pace of exploration or production activities, whether in the United States or in foreign countries, which may result in a similar decrease in demand for our products and have a material adverse effect on our business.
We are also subject to federal, state and foreign worker safety and health laws and regulations. These laws and regulations obligate us to organize and/or disclose information about certain chemicals and materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. Historically, our environmental worker safety and health compliance costs have not had a material adverse effect on our results of operations; however there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations. For additional information regarding the risk associated with environmental matters, see Item 1A - “Risk Factors.”
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
We typically lease and sell significant amounts of seismic equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2019, 2018 and 2017, our single largest customer, accounted for approximately 6%, 14% and 14%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 25% of our consolidated revenues in fiscal 2019. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment.
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
As of January 31, 2019, we had approximately $14.2 million of gross customer accounts receivable, of which approximately $4.3 million was over 180 days past due. Our allowance for doubtful accounts of $2.1 million is substantially related to accounts that are over 180 days past due. For fiscal 2019, 2018 and 2017, we had net charges of approximately $200,000, $1.0 million and $750,000, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.
We conduct operations on a global scale. For fiscal 2019, 2018 and 2017, approximately 85%, 76%, and 85%, respectively, of our revenues were attributable to operations in foreign countries.
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

•
the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate; and

•
environmental conditions and regulatory controls or initiatives in some countries that may impose additional or more stringent requirements than found in the United States and which may not be consistently applied or enforced.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operation.

Our products are subject to export control regulations, including the International Traffic in Arms Regulations administered by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) and the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are also subject to foreign assets control and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), which restrict or prohibit our ability to transact with certain foreign countries, individuals and entities. Under these regulations, the sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the BIS or DDTC. Some potential international transactions may also be restricted or prohibited based on the location, nationality or identity of the potential end user, customer or other parties to the transaction or may require prior authorization in the form of an OFAC license. Any delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in criminal and/or civil penalties, including fines, imprisonment, denial of export privileges and debarment from contracting with the federal government. These international transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments.
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
We operate on a global scale and while the majority of our foreign revenues are contracted in U.S. dollars , locally sourced items and expenditures are predominately conducted in local currency. These costs are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment could not be made in U.S. dollars) and fluctuations.
For accounting purposes, balance sheet accounts of our operating subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has in the past been, and may in the future be, material because of the significant amount of assets held by our international subsidiaries and the fluctuations in the foreign exchange rates. However, the sale of our Russian entity and the classification of our Australian entity as held for sale in fiscal 2019 has reduced our exposure to currency fluctuations.
We are subject to risks associated with the intellectual property of our Marine Technology Products segment.
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures, contractual provisions and restrictions on disclosure to protect our intellectual property and proprietary information. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners to protect our proprietary information, and control access to and distribution of our design information, documentation and other proprietary information. Despite our efforts, these measures may not be sufficient to prevent infringement of our patents, copyrights, and trademarks or wrongful misappropriation of our proprietary information and technology. In addition, for technology that is not covered by a patent, these measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries may not protect intellectual property rights to the same extent as the laws of the United States, and potential adverse decisions by judicial or administrative bodies in foreign countries could impact our international businesses. Failure to protect proprietary information could result in, among other things, loss of competitive advantage, loss of customer orders and decreased revenues.
Although we believe that we have appropriate procedures and safeguards to help ensure that we do not violate a third party’s intellectual property rights, we may unknowingly and inadvertently take action that is inconsistent with a third party’s intellectual property rights. Consequently, we may be subject to litigation and may be required to defend against claimed infringements of the rights of third parties or to determine the scope and validity of the proprietary rights of third parties. Any such litigation could be time consuming, costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:

•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties;

•	require us to redesign the products that use the technology; and

•	prevent us from manufacturing or selling our products that incorporate the technology.

If we are forced to take any of the foregoing actions, our business may be materially adversely affected. Any litigation to protect our intellectual property or to defend ourselves against the claims of others could result in substantial costs and diversion of resources and may not ultimately be successful.
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
We are exposed to risks related to complex, highly technical products and services that are sometimes operated in dangerous marine environments.
New seismic data acquisition and sonar technologies may be developed. New and enhanced products and services introduced by a competitor may gain market acceptance and, if not available to us, may adversely affect us. If we choose the wrong technology, or if our competitors select a superior technology, we could lose our existing customers and be unable to attract new customers, which would harm our business and operations.
The markets for our products and services are characterized by changing technology and new product introductions. Our business could suffer from unexpected developments in technology, from our failure to adapt to these changes or from necessary capital expenditures to respond to technological introductions or obsolescence. In addition, the preferences and requirements of customers can change rapidly.
Our business exposes us to various technological risks, including the following:

•	technology obsolescence;

•	required capital expenditures on new technology;

•	dependence upon continued growth of the market for marine seismic data equipment; and

•	difficulties inherent in forecasting advancements in technologies.
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
We purchase many of the components used in our manufacturing operations and the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Also, our suppliers could experience significant cash flow issues or otherwise be negatively impacted by current or future global economic conditions. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations.
Demand for seismic data is not assured.
Demand for certain of our products and services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

•	oil and gas prices and industry expectations of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the availability of current geophysical data;

•	the ability of oil and gas companies to generate funds or otherwise obtain capital for exploration operations;

•	the granting of leases or exploration concessions and the expiration of such rights;

•	changes to existing laws and regulations, including legal requirements relating to the environment;

•
shareholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and gas and related infrastructure;

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
Projects awarded to and scheduled by our customers can be delayed or canceled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	delays in obtaining access rights;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues: and

•	delays in payments to our customers from their clients.
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
From time to time, we may require access to working capital to finance inventory purchases or to provide letters of credit or bankers guarantees to certain customers. Historically, we have met this need by utilizing a revolving credit facility. In March 2017 we terminated our revolving Credit Agreement (as defined below) and have not replaced that facility. There is no assurance that we will be able to negotiate a replacement facility or facilities. Many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities which, could further limit our ability to obtain working capital financing. This could further limit our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities.

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
Our success is dependent on, among other things, our ability to hire, develop, motivate and retain the services of certain key personnel. In September of 2015, Robert P. Capps, Executive Vice President-Finance and Chief Financial Officer, and Guy Malden, Executive Vice President-Marine Systems, assumed the additional roles of Co-Chief Executive Officers. In these roles, Mr. Capps and Mr. Malden are responsible for all day-to-day operations in close coordination with the Board of Directors. The loss of the services of Mr. Capps or Mr. Malden for an extended period of time or the inability to recruit, train and retain other key personnel could have a material adverse effect on our operations.
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
We periodically assess our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our long-lived assets if the future cash flows anticipated to be generated from these assets falls below net book value. Declines in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. In fiscal 2019 we recorded no impairment and in fiscal 2018 we recognized charges for impairment of approximately $1.4 million related to certain intangible assets. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Long-Lived Assets.”
Final regulations relating to and interpretations of provisions of the Tax Cuts and Jobs Act may vary from our current interpretation of such legislation and could have a material adverse effect on our financial condition and results of operations.
The U.S. federal income tax legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act, is highly complex and subject to interpretation. The presentation of our financial position and results of operations is based upon our current interpretation of the provisions contained in the Tax Cuts and Jobs Act. In the future, the Treasury Department and the Internal Revenue Service are expected to issue final regulations and additional interpretive guidance with respect to the provisions of the Tax Cuts and Jobs Act. Any significant variance of our current interpretation of such provisions from any future final regulations or interpretive guidance could have a material adverse effect on our financial condition and results of operations.
Failure to comply with anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), could result in fines, criminal penalties, and other sanctions, and may adversely affect our business and operations.
The FCPA and the UK Bribery Act, and similar anti bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We and our local partners operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations under the FCPA, the UK Bribery Act or other similar laws, either due to our acts or omissions or due to the acts or omissions of others, including our local or strategic partners, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, results of operations or financial condition. In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under the FCPA, the UK Bribery Act or similar laws, which could adversely affect our reputation and the market for our shares. We also may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. law and regulations prohibit us from using.
We could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions or the seizure of assets. We could face other third party claims by agents, shareholders, debt holders, or other interest holders or constituents of our company. Further, disclosure of the subject matter of any investigation could adversely affect our reputation and our ability to obtain new business from potential customers or retain existing business from our current customers, to attract and retain employees and to access the capital markets. Our customers in relevant jurisdictions could seek to impose penalties or take other actions adverse to our interests, and we may be required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations.
We are subject to a variety of environmental and worker safety and health laws and regulations that could increase our costs of compliance and impose significant liabilities.
We are subject to stringent governmental laws and regulations both in the United States and in foreign countries relating to worker safety and health, protection of the environment and natural resources, and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. For additional information regarding costs and liabilities associated with environmental or worker safety and health matters, see Item 1 - “Regulation - Environmental Regulation.” Compliance with or continuing to be subject to these applicable laws and regulations could have a material adverse effect on our business, financial condition or results of operations. In addition, increased environmental regulation of oil and gas exploration and production activities, whether in the United States or in any of the other countries in which our customers operate could cause them to incur increased costs or restrict, delay or cancel drilling, exploration or production programs or associated hydraulic fracturing activities, which in turn could result in reduced demand for our products and services and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of equipment and cause us to incur significant costs in preparing for or responding to those effects.
In the United States, the U.S. Congress and the U.S. Environmental Protection Agency (“EPA”), in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the U.S. Clean Air Act and may require the installation of "best available control technology" to limit emissions of GHGs from certain new or significantly modified facilities emitting large volumes of GHGs together with other criteria pollutants. In addition, the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In 2016, the EPA finalized new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. Also, many of the other countries where we and our customers operate, including Canada and various countries in Europe, have adopted or are considering GHG reduction measures similar to those described above. Such measures, or any similar future proposals, have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the products and services we provide. Although it is not possible at this time to predict how legislation or new regulations or other initiatives that may be adopted to address GHG emissions would impact our business, any such future laws, regulations or other legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from oil and gas exploration and production activities could have an adverse effect on the demand for our products and services. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.
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
Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers’ operations, loss or damage to our data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data, and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. Although we have taken measures to prevent cybersecurity attacks and respond to cyber incidents, these measures may not be sufficient to prevent or recover from cyberattacks or information security breaches. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.
Our business could be negatively affected by data protection and privacy laws that carry fines and may expose us to criminal sanctions and civil suits.
Several jurisdictions in which we operate (including certain U.S. States, Europe and Canada) may have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure or loss of personal data. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of confidential information, including international comprehensive data privacy regulations such as the European Union General Data Protection Regulation and recent California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Although our business does not involve large-scale processing of personal information, our business involves collection, uses and other processing of personal data of our employees, contractors, suppliers and service providers. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities and/or mandated changes in our business practices.
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
Through April 2, 2019 we have issued 830,529 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the ”Series A Preferred Stock”), with a liquidation preference of $25.00 per share. Furthermore, we have entered into an equity distribution agreement, pursuant to which we may sell up to an additional 163,517 shares of the Series A Preferred Stock through an at the market program. The Series A Preferred Stock has a liquidation preference senior to that of our common stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our common stock. The issuance of these securities could dilute or negatively affect the value of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We occupy the following principal facilities, which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property
Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Marine Technology Products
Calgary, Alberta, Canada	Office and warehouse	33,500	Leased	Equipment Leasing
Salisbury, Australia	Office and warehouse	4,400	Leased	Equipment Leasing and Marine Technology Products
Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Marine Technology Products
Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased	Marine Technology Products
Iskandar Puteri, Johor, Malaysia	Office and warehouse	76,700	Leased	Marine Technology Products
Bogota, Colombia	Office	485	Leased	Equipment Leasing
Budapest, Hungary	Office and warehouse	12,000	Leased	Equipment Leasing
Salem, New Hampshire	Office and warehouse	57,900 (on 23.6 acres)	Owned	Marine Technology Products

We do not believe that any single property is material to our operations and, if necessary, we could readily obtain a replacement facility. Approximately 21,000 square feet of the facility in Salem, New Hampshire is subleased to unrelated third parties.
Subsequent to January 31, 2019, we decreased our leased office and warehouse space in Alberta, Canada to approximately 3,250 square feet and opened a new leased office in The Woodlands, Texas of approximately 3,500 square feet.
Item 3. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “MIND.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended January 31, 2018:
First Quarter	$5.14	$3.89
Second Quarter	5.00	3.22
Third Quarter	4.20	2.82
Fourth Quarter	4.20	3.08
Fiscal Year Ended January 31, 2019:
First Quarter	$3.88	$2.86
Second Quarter	4.57	3.12
Third Quarter	4.39	3.41
Fourth Quarter	4.00	2.50
As of April 2, 2019, there were approximately 3,275 beneficial holders of our common stock.
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
As of April 2, 2019, there were 830,529 shares of Series A Preferred Stock outstanding with a liquidation preference of approximately $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $467,000. We have entered into an equity distribution agreement, pursuant to which we may sell up to an additional 163,517 shares of the Series A Preferred Stock through an at the market offering program which, if issued, would result in additional quarterly dividend payments.
As of January 31, 2019, we had deposits in foreign banks equal to approximately $4.7 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2019.

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

	Years Ended January 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$42,942	$48,276	$40,999	$51,819	$83,146
Operating (loss) income	(13,020)	(19,708)	(31,290)	(26,760)	(6,745)
(Loss) income from continuing operations	(19,588)	(20,159)	(31,339)	(27,759)	(9,192)
(Loss) income from continuing operations per common share – basic	(1.78)	(1.82)	(2.79)	(3.22)	(0.74)
(Loss) income from continuing operations per common share – diluted	(1.78)	(1.82)	(2.79)	(3.22)	(0.74)
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	9,549	10,146	3,511	3,769	5,359
Seismic equipment lease pool and property and equipment, net	14,155	22,900	43,838	73,516	100,087
Total assets	65,301	73,679	94,714	134,759	179,611
Long-term debt	—	—	—	17,266	23,137
Total liabilities	8,623	7,830	13,782	29,722	33,137
Total shareholders’ equity	56,678	65,849	80,932	105,037	146,474
For fiscal 2019, 2018 and 2017, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for that period.
See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of matters affecting the comparability of the above information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. The Marine Technology Products segment was previously referred to as our Equipment Manufacturing and Sales segment. We have revised the name of this segment in order to more accurately describe the operations and focus of that part of our business. The change in name has no effect on the composition of the segment or its operations. Revenue from the Marine Technology Products segment includes sales of Seamap equipment, sales of Klein equipment and sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Brisbane, Australia, Salem, New Hampshire and in Singapore. During fiscal 2019 we have established a new facility in Malaysia for the manufacture and repair of the newly-introduced SeaLink product line discussed in more detail below. This facility is in close proximity to our Singapore facility. As of January 31, 2019, SAP, our Australian subsidiary, has been classified as held for sale. See Note 21 - "Assets Held for Sale" of our consolidated financial statements for additional details.
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our Huntsville, Texas headquarters and from our locations in Calgary, Canada; Bogota, Colombia; Budapest, Hungary and Singapore. This includes the operations of our subsidiaries MCL, MEL, MML and our branch in Colombia. Prior to August 2018 we conducted leasing operations through MSE, our subsidiary located in Ufa, Russia.
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
The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Revenues:
Marine technology products	$25,768	$27,573	$25,100
Equipment leasing	17,383	20,919	15,961
Less inter-segment sales	(209)	(216)	(62)
Total revenues	42,942	48,276	40,999
Cost of sales:
Marine Technology products	15,027	16,844	13,612
Equipment leasing	16,384	25,563	34,863
Less inter-segment costs	(209)	(215)	(62)
Total direct costs	31,202	42,192	48,413
Gross profit (loss)
Marine technology products	10,741	10,729	11,488
Equipment leasing	999	(4,644)	(18,902)
Inter-segment amounts	—	(1)	—
Total gross profit (loss)	11,740	6,084	(7,414)
Operating expenses:
Selling, general and administrative	20,905	19,663	19,753
Research and development	1,159	1,502	974
Impairment of intangible assets	—	1,466	—
Provision for doubtful accounts	200	1,013	750
Depreciation and amortization	2,496	2,148	2,399
Total operating expenses	24,760	25,792	23,876
Operating loss	$(13,020)	$(19,708)	$(31,290)

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(19,840)	$(21,069)	$(33,153)
Interest income, net	(72)	(47)	643
Depreciation and amortization	11,814	16,637	28,275
Provision for income taxes	252	910	1,814
EBITDA (1)	(7,846)	(3,569)	(2,421)
Non-cash foreign exchange losses (gains)	5,620	844	(338)
Stock-based compensation	781	903	737
Impairment of intangible assets	—	1,466	—
Reserve against non-current prepaid income taxes	1,211	—	—
Cost of lease pool sales	1,162	7,571	5,629
Adjusted EBITDA (1)	$928	$7,215	$3,607
Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$(5,457)	$719	$3,154
Stock-based compensation	(781)	(903)	(737)
Provision for doubtful accounts	(200)	(1,013)	(750)
Provision for inventory allowance	(140)	(815)	(75)
Changes in trade accounts and contracts receivable	(1,292)	(4,405)	(7,345)
Interest paid	8	86	673
Taxes paid, net of refunds	622	494	409
Gross profit from sale of lease pool equipment	2,367	4,906	298
Loss on sale of subsidiaries	(5,405)	—	—
Changes in inventory	781	(685)	(850)
Changes in accounts payable, accrued expenses and other current liabilities	155	455	2,189
Impairment of intangible assets	—	(1,466)	—
Changes in prepaid expenses and other current assets	1,382	(1,002)	1,327
Foreign currency losses, net of gains	(171)	(61)	(84)
Reserve against non-current prepaid income taxes	(1,211)	—	—
Net assets held for sale	1,596	—	—
Other	(100)	121	(630)
EBITDA (1)	$(7,846)	$(3,569)	$(2,421)
___________________________________________________________

(1)
EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, stock-based compensation and other non-cash tax related items. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; and (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) beginning in fiscal 2019 SeaLink marine sensors and solid streamer systems (collectively the “Sealink” product line or the “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2019 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement. These charges are included in “Lease pool equipment sales” in the accompanying financial statements.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include, but are not limited to, budgetary or financial concerns, difficulties in obtaining licenses or permits, security issues, labor or political issues and weather issues. See Item 1A- “Risk Factors.”
Business Outlook
We have implemented a strategy to emphasize our Marine Technology Products segment and to make certain changes in our Equipment Leasing segment. The vision statement for the Company (see “Item 1 - Business”) was developed to serve as a guide for the new strategy. The strategy and related vision statement were influenced by changes that have taken place in our Leasing Segment and our perception of opportunities available to us.
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

We believe that many of these factors will have a lasting effect on the seismic equipment industry. Therefore, we believe that it is unlikely that the results of our Equipment Leasing segment will return to levels seen historically. Accordingly, we have implemented a strategy to emphasize our Marine Technology Products segment and to make certain changes in our Equipment Leasing segment. The vision statement for the Company (see “Item 1 - Business”) was developed to serve as a guide for the new strategy.
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

The market for products sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. Recent increased activity for ocean bottom node ("OBN") surveys has resulted in additional inquiries for Seamap's source controller and RGPS positioning products. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the addition of the Sealink product line in the first quarter of fiscal 2019 will further expand the opportunities for Seamap and allow us to bundle various products and equipment for a given project. Due to the required expansion of our existing facilities necessary to support the manufacture and repair of the streamer products, the towed streamer products have not made a significant contribution in fiscal 2019 and the costs associated with these products have exceeded the revenue they have generated to date. We expect that situation to improve going forward.

The demand for Seamap’s products and services has a direct correlation to the overall level of seismic exploration activity. However, we believe the expansion of our product offerings and the desire for customers to upgrade to newer, more efficient technology will mitigate to some extent, the impact of fluctuations in seismic exploration activity. While Seamap is not solely dependent on activity related to oil and gas exploration activity, a recovery of activity in marine exploration activity in the petroleum industry could have a materially beneficial effect on our results of operations.
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. Revenue from the sale of Klein products in fiscal 2019, 2018 and 2017 was significantly below our expectations due primarily, we believe, to (i) an industry wide decline in the purchase of sonar products, (ii) delays in the introduction of new products in fiscal 2017, (iii) competitive pressures, and (iv) delays in project awards by domestic and foreign governmental agencies as result of budget constraints and complex contracting processes. Despite the disappointing results in recent periods, Klein’s revenue increased 62% in the twelve months ended fiscal 2019 as compared to the same period of fiscal 2018, and we remain optimistic that revenue from our sonar products will return to historical and anticipated levels based on our current inventory of project pursuits, pending orders and independent projections of increased world-wide demand for sonar products. We have had certain enhancements to our sonar technology under development during fiscal 2018 and 2019 that we expect to introduce shortly. We believe these enhancements can have a positive effect on the demand for our sonar products and result in new products.
During the twelve months ended January 31, 2019 our Marine Technologies Products segment has experienced an increase in both inquiries and order activity. As of January 31, 2019 our backlog of firm orders for this segment was approximately $8.7 million, as compared to approximately $2.7 million as of January 31, 2018. We expect substantially all of these orders to be completed within fiscal 2020. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.
In the fourth quarter of fiscal 2019 we determined to eliminate our legal and physical presence in Australia and dispose of SAP. See “Item 1- Business - Business and Operations - Marine Technology Products Segment” and see Note 21 - "Assets Held for Sale" of our consolidated financial statements for additional details regarding the accounting for this determination. Accordingly, subsequent to fiscal 2019, the sale of equipment from other OEM’s as a re-seller or distributor will not be a part of our business. These sales have historically had a lower gross margin than the sale of Seamap and Klein products. Accordingly, this should have a positive effect on the overall gross profit margin from our Marine Technology Products segment.
Demand for the rental of land seismic exploration equipment varies by geographic region and has been very sporadic in recent periods. We expect continuing demand in Europe, Australia and North America and improving demand in South America during fiscal 2020. We do anticipate opportunities for projects in other parts of the world. However, competition for such projects is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects. Land leasing activity is expected to remain well below historical levels in fiscal 2020.
We believe one of our key competitive advantages is our broad geographic footprint and ability to operate in a number of areas. We have accomplished this over the past several years by establishing subsidiaries and branch operations such that we now operate in a number of countries. In response to a decline in activity in some regions we have taken steps to reduce costs, such as by reducing personnel, down-sizing facilities and relocating certain inventory and lease pool assets to more active locations. Specifically, we have significantly reduced our presence in Colombia and Canada and, as of August 31, 2018, eliminated our operations in Russia. Subsequent to January 31, 2019, we expect to eliminate our legal and physical presence in Australia. A significant portion of our revenues are generated from foreign sources. For fiscal 2019, 2018 and 2017, revenues from international customers totaled approximately $36.6 million, $36.9 million and $34.7 million, respectively. These amounts represent 85%, 76% and 85% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.
Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.

Results of Operations
For fiscal 2019, 2018 and 2017, we recorded operating losses of approximately $13.0 million, $19.7 million and $31.3 million, respectively. The improvement in fiscal 2019 from fiscal 2018 was due primarily to reduced lease pool depreciation expense, non-recurring impairment charges in fiscal 2018, and lower provision for doubtful accounts year over year. The lower operating loss in fiscal 2018 as compared to fiscal 2017 was due primarily to higher sales of lease pool equipment.
Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Years Ended January 31,
	2019	2018	2017
	($ in thousands)
Revenues:
Seamap	$15,989	$18,527	$14,085
Klein	7,474	4,602	8,207
SAP	3,264	5,667	4,786
Intra-segment sales	(959)	(1,223)	(1,978)
	25,768	27,573	25,100
Cost of sales:
Seamap	8,566	10,018	6,106
Klein	4,748	3,632	5,707
SAP	2,686	4,513	3,668
Intra-segment sales	(973)	(1,319)	(1,869)
	15,027	16,844	13,612
Gross profit	$10,741	$10,729	$11,488
Gross profit margin	42%	39%	46%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although recently there has been a softening of demand within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. The gross profit generated by sales of Seamap products for fiscal 2019 and 2018 was approximately $7.4 million and $8.5 million, respectively. The gross profit margin from the sales of Seamap products in fiscal 2019 and 2018 was consistent at 46%. The decrease in both revenue and gross profit in fiscal 2019 compared to fiscal 2018 was due to timing of customer deliveries.
The Seamap gross profit margin for fiscal 2019 was negatively impacted by manufacturing expansion costs related to the start-up of our SeaLink product line. We began providing repair and support services to Mitsubishi Heavy Industries, Ltd. during the second quarter of fiscal 2019 pursuant to the support agreement we entered into earlier this year and generated revenue from these and other services related to newly acquired technology of approximately $1.5 million in fiscal 2019. Which resulted in a gross profit of approximately $200,000. This gross profit is lower than normally expected due to start-up costs for these operations. The time required to ramp up repair and production activity for these new products was longer than projected. As a result, the revenue generated in fiscal 2019 was less than anticipated. Included in this impact was a delay in the shipment of a new system from the fourth quarter of fiscal 2019. We expect this order, which has a value of approximately $1.0 million, to be completed and delivered in the first quarter of fiscal 2020.
Gross profit during fiscal 2018 and fiscal 2017 was $8.5 million and $8.0 million, respectively. Gross profit margin for fiscal 2018 and 2017 was 46% and 57%. In fiscal 2018, we notified customers that certain legacy products would no longer be supported beyond a specified date. Due to this “end of life” determination we adjusted the carrying value of certain inventory related to these products resulting in a charge to cost of sales in fiscal 2018 of approximately $550,000. The fluctuations in gross profit margin among the periods were due primarily to the effect of these special charges and changes in product mix.
Revenue from the sale of Klein products in fiscal 2019, 2018 and 2017 were below our expectations. As discussed previously, we believe this shortfall was due in part to the following factors:

•	Delays in project awards by domestic and foreign governmental agencies due to budget constraints and processes.

•	An industry-wide decline in the purchase of sonar products.

•	Competitive pressures.

•	Delays in the introduction of new products in fiscal 2017.
In the fourth quarter of fiscal 2019, Klein experienced delays in the receipt of certain components. As a result, orders totaling approximately $1.0 million, which we expected to deliver in the fourth quarter, were delayed until the first quarter of fiscal 2020. The gross profit from sale of Klein products was approximately $2.7 million, with a gross profit margin of 36%, in fiscal 2019 and approximately $970,000, with a gross profit margin of 21%, in fiscal 2018. Gross margin improved in fiscal 2019 due to increased sales which contributed against certain manufacturing fixed costs coupled with favorable product mix.
SAP is a distributor and reseller of new hydrographic and oceanographic equipment to customers in Australia and throughout the Pacific Rim, including equipment manufactured by Klein and occasionally Seamap. Demand from customers in the Philippines and China, who are most often governmental organizations, declined in fiscal 2019 as compared to the prior two years; however, revenues from year to year can vary significantly due to the timing of discrete orders. The gross profit from the sale of new seismic, hydrographic and oceanographic equipment by SAP amounted to approximately $578,000 in fiscal 2019, $1.2 million in fiscal 2018, and $1.1 million in fiscal 2017, representing gross profit margins of 18%, 20% and 23%, respectively. The changes in gross profit margins between the years reflect changes in product mix from year to year. The effect of sales from Klein to SAP is eliminated in consolidation and in the table above as “intra-segment sales”. As of January 31, 2019, SAP has been classified as held for sale and we have recorded a $500,000 estimated loss on sale as a component of loss before income taxes. See Note 21 - "Assets Held for Sale" for additional details.
Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2019	2018	2017
	($ in thousands)
Revenues:
Equipment leasing	$11,439	$7,826	$10,161
Lease pool equipment sales	3,529	12,478	5,332
Other equipment sales	2,415	615	468
	17,383	20,919	15,961
Cost of sales:
Lease pool depreciation	9,186	14,370	25,753
Direct costs – equipment leasing	4,381	3,450	3,284
Cost of lease pool equipment sales	1,162	7,571	5,629
Cost of other equipment sales	1,655	172	197
	16,384	25,563	34,863
Gross profit (loss)	$999	$(4,644)	$(18,902)
Gross loss margin	6%	(22)%	(118)%
Equipment leasing revenues increased approximately 46% in fiscal 2019 compared to fiscal 2018. The increase to revenue was primarily driven by incremental land leasing activity, primarily in the United States and Europe. Sales of combined lease pool and other equipment in fiscal 2019 were significantly lower than those in fiscal 2018, due mainly to a large transaction completed in the first quarter of fiscal 2018.
Equipment leasing revenue in fiscal 2018 decreased 23% to $7.8 million compared to $10.2 million in fiscal 2017. Sales of lease pool assets increased in to $12.5 million in fiscal 2018 compared to $5.3 million in fiscal 2017 due primarily, to significant sales during the first quarter of 2018. The geographic regions with the largest contributions to our land leasing revenues in fiscal 2018 were Asia, Latin America, Europe, and the United States. In fiscal 2017 the regions making the largest contributions to leasing revenues were Latin America, United States, Europe and Canada.
Leasing revenues related to downhole seismic equipment were not material in fiscal 2019 or 2018. During fiscal 2019 we discontinued the rental of downhole seismic equipment due to poor demand and the cost required to maintain the equipment in rentable condition.
From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets or other business opportunities. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Due to the recent changes in the seismic equipment market we have implemented a strategy to dispose of certain lease pool equipment. Sales of lease pool equipment in prior periods has resulted in reduced inventory and therefore reduced availability for sales in the current or future periods. As a result of reduced inventories sales of lease pool equipment decreased in fiscal 2019 as compared to fiscal 2018, and sales in fiscal 2018 increased as compared to fiscal 2017. We will continue to evaluate opportunities for additional lease pool equipment sales in fiscal 2020. The sale of lease pool equipment resulted in a gross profit of approximately $2.4 million and $4.9 million in fiscal 2019 and 2018, respectively, and a gross loss of approximately

$300,000 in fiscal 2017. The amount of the gross profit or loss on a particular transaction varies greatly based primarily upon the age of the equipment.
Lease pool depreciation expense for fiscal 2019 amounted to approximately $9.2 million, as compared to approximately $14.4 million in fiscal 2018 and approximately $25.7 million in fiscal 2017. The decreases reflect reduced purchases and the sale of lease pool equipment in recent periods. We reduced our lease pool additions in fiscal 2016 through fiscal 2019 in response to industry conditions. We anticipate maintaining a low level of lease pool additions in fiscal 2020. Therefore, as existing assets become fully depreciated and as we sell certain lease pool assets, we expect that lease pool depreciation expense will continue to decline. The equipment is depreciated on a straight-line basis over its estimated useful life. The useful lives of our assets range from two to 10 years. At January 31, 2019, lease pool assets with an acquisition cost of approximately $105.4 million were fully depreciated, yet remained in service. This compares to approximately $99.0 million at January 31, 2018. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.
We recorded direct costs related to seismic leasing for fiscal 2019 in the amount of approximately $4.4 million as compared to approximately $3.5 million in fiscal 2018 and approximately $3.3 million in fiscal 2017. These costs as a percentage of leasing revenues for fiscal 2019, 2018 and 2017 are 38%, 44% and 32%, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. However, a portion of these costs are fixed, such as warehouse and employee related expenses. Costs related to subleased equipment increased in fiscal 2019 due to arrangements with certain OEM’s which provide us access to equipment for rental at no, or reduced, initial investment.
Operating Expenses
Selling, general and administrative expenses for fiscal 2019 amounted to approximately $20.9 million, compared to approximately $19.7 million and $19.8 million in fiscal 2018 and 2017, respectively. The increase in operating expenses during fiscal 2019 was due to incremental costs related to new technologies of approximately $1.5 million, offset by the non-recurrence of restructuring costs of approximately $400,000 in the fourth quarter of 2018. General and administrative expenses were consistent between fiscal 2018 and 2017.
In fiscal 2019, 2018 and 2017, we provided approximately $200,000, $1.0 million and $750,000, respectively, for doubtful accounts. At January 31, 2019 and 2018, we had trade accounts and note receivables over 180 days past due of approximately $4.3 million and $11.7 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2019 and 2018, our allowance for doubtful accounts receivable amounted to approximately $2.1 million and $6.2 million, respectively.
Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2019 is due primarily to asset additions in relation to the start-up of the SeaLink product line.
Other Income and Expense
Other income and expense for fiscal 2019 primarily relates to losses on the sale of our Russian and Australian entities of approximately $5.4 million, a $1.2 million reserve against foreign non-current prepaid income taxes, as well as a net foreign exchange loss. The loss on sale was primarily due to the cumulative translation loss related to our Russian operations which was recorded as a charge to the Statement of Operations as a result of the sale. The foreign exchange loss for the twelve month period for fiscal 2019 and fiscal 2018 were relatively consistent due to a general strengthening of the U.S. Dollar.
Other expense for fiscal 2018 increased compared to fiscal 2017 due mainly to increased foreign exchange losses, primarily based on strengthening of the U.S. Dollar.
Provision for Income Taxes
Our provision for income taxes was approximately $252,000. This amount differed from the result expected when applying the U.S. statutory rate of 21% to our loss before income taxes due primarily to recording a valuation allowance against the fiscal 2019 increase in our deferred tax assets and the effect of foreign branch and withholding taxes. Recent changes to United States tax laws, including a reduction in the corporate tax rate and the manner in which earnings from foreign operations are taxed, did not have a material effect on our provision for income taxes in fiscal 2019.
In fiscal 2018, our provision for income taxes was approximately $910,000. This amount differed from the expected income tax benefit at the U.S. statutory rate of 32% due primarily to recording a valuation allowance against all of the fiscal 2018 increase in deferred tax assets and the effect of foreign withholding taxes.
In fiscal 2017, our provision for income taxes was approximately $1.8 million. This amount differed from the expected income tax benefit at the U.S. statutory rate of 34% due primarily to recording a valuation allowance against all of the fiscal 2017 increase in deferred tax assets and the effect of foreign withholding taxes.
Liquidity and Capital Resources

Our principal source of liquidity and capital over the past three fiscal years has been cash flows provided by operating activities and proceeds from the issuance of preferred stock. The principal factor that has affected our cash flow from operating activities is the level sales and rental activities as discussed above.
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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(5,457)	$719	$3,154
Net cash provided by (used in) investing activities	(15)	8,997	4,412
Net cash used in financing activities	5,145	(3,038)	(7,313)
Effect of changes in foreign exchange rates on cash and cash equivalents	(270)	(43)	(511)
Net decrease in cash and cash equivalents	$(597)	$6,635	$(258)
As of January 31, 2019, we had working capital of approximately $28.8 and cash and cash equivalents of approximately $9.5 million, as compared to working capital of approximately $25.3 million and cash and cash equivalents of approximately $10.1 million at January 31, 2018. Our working capital increased during fiscal 2019 compared to fiscal 2018 due primarily to an increase in accounts receivable.
Cash Flows From Operating Activities. Cash flows used in operating activities amounted to approximately $5.5 million compared to cash flows provided by operating activities of approximately $719,000 in fiscal 2018 and $3.2 million in fiscal 2017. In fiscal 2019, the primary sources of cash used in operating activities was our net loss of $19.8 million, net of non-cash charges, including depreciation and amortization charges totaling approximately $11.8 million. The net change in other current assets and liabilities increased net cash used in operating activities for fiscal 2019 by approximately $2.8 million.
Cash Flows From Investing Activities. In fiscal 2019, 2018 and 2017, we acquired approximately $1.7 million, $909,000 and $636,000, respectively, of new lease pool equipment. During fiscal 2019 we acquired certain assets in the Hydroscience Acquisition. The cash portion of the consideration given was $3.0 million. Cash proceeds received from the sale of lease pool equipment were approximately $5.7 million, $10.3 million and $5.3 million in fiscal 2019, 2018 and 2017, respectively.
Cash Flows From Financing Activities. We received net proceeds from the sale of our Series "A" Preferred Stock during fiscal 2019, 2018 and 2017 of $6.9 million, $4.2 million and $7.3 million, respectively. Included in the sales during fiscal 2019 were 174,046 shares issued to Mitsubishi Heavy Industries Ltd. in a privately negotiated transaction in connection with the Hydroscience Acquisition (see Note 4 - "Acquisition of Assets"). Proceeds from this transaction were $4.0 million. We have in place an “at the market” or “ATM” program related to the Series A Preferred Stock. Also included in the sales during fiscal 2019, 2018 and 2017, were proceeds from the ATM of approximately $2.9 million, $4.2 million and $532,000, respectively. As of January 31, 2019 163,674 shares of Series A Preferred Stock remain available for sale under the ATM. In fiscal 2019, 2018 and 2017, we paid cash dividends of approximately $1.7 million, $905,000 and $486,000, respectively, related to the Series A Preferred Stock.
On April 5, 2017, we prepaid all amounts outstanding under the Seamap Credit Facility canceling that facility and therefore had no debt outstanding during fiscal 2019. Our average borrowing levels under the Credit Agreement and the Seamap Credit Facility for fiscal 2018, and 2017 were approximately $801,000 and $12.2 million respectively.
During fiscal 2018 we repaid all outstanding borrowings under the Credit Agreement and thus no repayments were recorded during fiscal 2019. We made net repayments of borrowings under the Credit Agreement during fiscal 2018 and 2017 of approximately $3.5 million, and $10.9 million, respectively.
In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. In addition, from time to time we must post bonds in connection with bid, delivery or warranty obligations. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of January 31, 2019, we have deposited approximately $160,000 of cash under these conditions and classified this deposit as restricted cash.
The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	2,732	1,457	1,143	132	—
Other obligations	1,400	219	1,181	—	—
Purchase obligations	2,962	2,962	—	—	—
Total	$7,094	$4,638	$2,324	$132	$—
We regularly evaluate opportunities to expand our business through the acquisition of other companies, businesses or product lines. If we were to make any such acquisitions, we believe they could generally be financed with a combination of cash on hand and cash flows from operations. However, should these sources of financing not be adequate, we may seek other sources of capital to fund future acquisitions. These additional sources of capital include bank credit facilities or the issuance of debt or equity securities.
We have determined that, due to fundamental shifts in our business strategy to emphasize our Marine Technology Products business and the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2019, can no longer be deemed indefinitely reinvested outside of the United States. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by recently enacted tax legislation in the United States (see Note 13 - "Income Taxes" to our consolidated financial statements).
As of January 31, 2019, we had deposits in foreign banks equal to approximately $4.7 million all of which could be distributed to the United States without any adverse tax consequences.
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

•
Long-term project revenue – From time to time, Klein enters into contracts whereby they assemble and/or manufacture and sell certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of three to twelve months. Revenue and costs related to these contracts are recognized “over time”, as each separately identified performance obligation is satisfied, pursuant to new guidance on Revenue from Contracts with Customers adopted in the first quarter of fiscal 2019.

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

Allowance for Doubtful Accounts
We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. Based on our view of general industry conditions and the specific customer factors discussed above, we recorded an allowance for doubtful accounts of approximately $200,000, $1.0 million and $750,000 in fiscal 2019, 2018 and 2017, respectively.
Long-Lived Assets
We carry our lease pool of equipment and other property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to 10 years. Geophones and batteries are depreciated over three years and recording channels over five to seven years. Buildings are depreciated over 30 years, property improvements are amortized over 10 years and leasehold improvements are amortized over the shorter of the useful life and the life of the lease. Intangible assets are amortized over estimated useful lives of three to 15 years.
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
We carry our amortizable intangible assets at cost, net of accumulated amortization. Amortization is computed on a straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base) over the estimated life of the asset. Currently, patents are amortized over an 8 to 10-year period, proprietary rights are amortized over a 10 to 15-year period, customer relationships are amortized over an 8-year period, and covenants-not-to-compete are amortized over a three-year period. The basis for the proprietary rights and customer relationships lives are generally based upon the results of valuation reports commissioned from third parties. Patents are amortized over their remaining term. Covenants-not-to-compete are amortized over the term of the contract.
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
If there is an indication of possible impairment, we test the assets for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows expected to be generated by our lease pool assets to their total carrying value. Considering the general industry downturn and the factors noted above, we performed a test for recoverability as of January 31, 2019. We determined that despite recent declines in the overall business environment, there was no impairment of our lease pool assets. See Item 1A – “Risk Factors”, and Note - 8 "Seismic Equipment Lease Pool and Property and Equipment" to our consolidated financial statements.
Goodwill and Other Intangible Assets
As of January 31, 2019 all intangible assets, including goodwill, relate to our Marine Technology Products segment, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB Accounting Standards Codification Topic (ASC) 350,

we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. We formally evaluate the carrying value of our goodwill for impairment annually, as of January 31 for each of our reporting units. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine if it is more likely than not that a reporting unit’s fair value exceeds its carrying value. If we are unable to conclude qualitatively that is more likely than not that a reporting unit’s fair value exceeds its carrying value, then we perform a quantitative assessment of fair value of a reporting unit. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists a possibility of impairment of goodwill.
Prior to fiscal 2018, any impairment related to goodwill was measured in a two-step process. Step 1 consisted of the process of allocating the fair value of the reporting unit to net assets and liabilities to determine the implied carrying value of goodwill and Step 2 consisted of comparing the implied carrying value of goodwill to the carrying value of the goodwill. Any excess of carrying value over implied carrying value was recorded as an impairment loss.
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
As of January 31, 2019 we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was not more than its fair value.
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
Based on our evaluation of the evidence, as of January 31, 2019 we have provided the following approximate valuation allowances against deferred tax assets in various jurisdictions (in thousands):

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
United States(1)	$13,649	$(13,649)	$—
Australia	1,481	(1,481)	$—
Hungary	1,171	(1,171)	$—
Canada	4,476	(4,476)	$—
United Kingdom	510	(510)	$—

(1)	includes federal and state deferred tax assets
The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2033, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we would need to generate taxable income of approximately $66.5 million.
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
Significant Accounting and Disclosure Changes
See Note 2 - "New Accounting Pronouncements" in the Notes to the Condensed Consolidated Financial Statements in Part II, Item 8 of this form 10-K.
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
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Canadian and British pound sterling. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2019, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.2 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $120,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar, British pound sterling and the Australian dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 8% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar. During fiscal 2019, the U.S. dollar generally increased in value versus the above currencies. As a result of this increase, we have recognized a decrease of approximately $545,000 in Accumulated Other Comprehensive Loss, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar, and British pound sterling. See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Other Income and Expense.”
Interest Rate Risk
As of January 31, 2019, we have no interest bearing bank debt on our balance sheet.
Item 8. Financial Statements and Supplementary Data
The information required by this Item appears beginning on page F-1 and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2019 at the reasonable assurance level.
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
As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2019, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2019.
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
Item 11. Executive Compensation
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2019.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2019.
Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2019.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of April 2019.

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

Signature	Title/Capacity	Date
/s/ GUY MALDEN	Co-Chief Executive Officer, Executive Vice President – Marine Systems (Co-Principal Executive Officer)	April 5, 2019
Guy Malden

/s/ ROBERT P. CAPPS	Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial Officer)	April 5, 2019

Robert P. Capps

/s/ MARK A. COX	Vice President of Finance and Accounting (Principal Accounting Officer)	April 5, 2019
Mark A. Cox

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 5, 2019
Peter H. Blum

/s/ THOMAS GLANVILLE	Director	April 5, 2019
Thomas Glanville

/s/ ROBERT J. ALBERS	Director	April 5, 2019
Robert J. Albers

/s/ MARCUS ROWLAND	Director	April 5, 2019
Marcus Rowland

/s/ RANDAL DEAN LEWIS	Director	April 5, 2019
Randal Dean Lewis

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Mitcham Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas
April 5, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Mitcham Industries, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows of Mitcham Industries, Inc. and subsidiaries (collectively the “Company”) for the year ended January 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mitcham Industries, Inc. and subsidiaries for the year ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas
April 6, 2017

MITCHAM INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,389	$9,902
Restricted cash	160	244
Accounts receivable, net of allowance for doubtful accounts of $2,113 and $3,885 at January 31, 2019 and 2018, respectively	12,082	10,494
Inventories, net	10,774	10,856
Prepaid expenses and other current assets	1,735	1,550
Assets held for sale	2,202	—
Total current assets	36,342	33,046
Seismic equipment lease pool and property and equipment, net	14,155	22,900
Intangible assets, net	10,495	8,015
Goodwill	2,531	2,531
Non-current prepaid income taxes	128	1,609
Deferred tax asset	68	—
Long-term receivables, net of allowance for doubtful accounts of $- and $2,282 at January 31, 2019 and 2018, respectively	712	4,652
Other assets	584	926
Long-term assets held for sale	286	—
Total assets	$65,301	$73,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,534	$1,271
Deferred revenue	1,040	741
Accrued expenses and other current liabilities	3,738	5,253
Income Taxes Payable	224	258
Liabilities held for sale	892	—
Total current liabilities	7,428	7,523
Other non-current liabilities	1,195	—
Deferred tax liability	—	307
Total liabilities	8,623	7,830
Commitments and contingencies (Note 14, 18 and 19)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 830 and 532 issued and outstanding at January 31, 2019, and 2018, respectively	18,330	11,544
Common stock $.01 par value; 20,000 shares authorized; 14,049 and 14,019 shares issued at January 31, 2019 and 2018, respectively	140	140
Additional paid-in capital	123,085	122,304
Treasury stock, at cost (1,929 shares at January 31, 2019 and 2018)	(16,860)	(16,860)
Accumulated deficit	(63,973)	(42,425)
Accumulated other comprehensive loss	(4,044)	(8,854)
Total shareholders’ equity	56,678	65,849
Total liabilities and shareholders’ equity	$65,301	$73,679
The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2019	2018	2017
Revenues:
Sale of marine technology products	$25,571	$27,420	$25,058
Equipment leasing	11,427	7,826	10,161
Sale of lease pool and other equipment	5,944	13,030	5,780
Total revenues	42,942	48,276	40,999
Cost of sales:
Sale of marine technology products	14,863	16,686	13,571
Equipment leasing (including lease pool depreciation of $9,186, $14,370 and $25,753 at January 31, 2019, 2018 2017, respectively)	13,522	17,764	29,037
Equipment sales	2,817	7,742	5,805
Total cost of sales	31,202	42,192	48,413
Gross profit (loss)	11,740	6,084	(7,414)
Operating expenses:
Selling, general and administrative	20,905	19,663	19,753
Research and development	1,159	1,502	974
Provision for doubtful accounts	200	1,013	750
Impairment of intangible assets	—	1,466	—
Depreciation and amortization	2,496	2,148	2,399
Total operating expenses	24,760	25,792	23,876
Operating loss	(13,020)	(19,708)	(31,290)
Other income (expense):
Loss on sale (including $5,355 of cumulative translation loss)	(5,405)	—	—
Reserve against non-current prepaid income taxes	(1,211)	—	—
Interest income (expense)	72	47	(643)
Other, net	(24)	(498)	594
Total other expense	(6,568)	(451)	(49)
Loss before income taxes	(19,588)	(20,159)	(31,339)
Provision for income taxes	(252)	(910)	(1,814)
Net loss	$(19,840)	$(21,069)	$(33,153)
Preferred stock dividends	(1,708)	(905)	(486)
Net loss attributable to common shareholders	$(21,548)	$(21,974)	$(33,639)
Net loss per common share:
Basic	$(1.78)	$(1.82)	$(2.79)
Diluted	$(1.78)	$(1.82)	$(2.79)
Shares used in computing loss per common share:
Basic	12,105	12,084	12,070
Diluted	12,105	12,084	12,070
The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended January 31,
	2019	2018	2017
Net loss attributable to common shareholders	$(21,548)	$(21,974)	$(33,639)
Change in cumulative translation adjustment for sale of foreign entities	5,355	—	—
Other changes in cumulative translation adjustment	(545)	1,740	1,507
Comprehensive loss	$(16,738)	$(20,234)	$(32,132)

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Years Ended January 31, 2017, 2018 and 2019
	Common Stock		Preferred Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2016	14,019	140	—	—	120,664	(16,854)	13,188	(12,101)	105,037
Net loss	—	—	—	—	—	—	(33,153)	—	(33,153)
Foreign currency translation	—	—	—	—	—	—	—	1,507	1,507
Restricted stock forfeited for taxes	—	—	—	—	—	(4)	—	—	(4)
Preferred stock offering	—	—	343	7,294	—	—	—	—	7,294
Preferred stock dividends	—	—	—	—	—	—	(486)	—	(486)
Stock-based compensation	—	—	—	—	737	—	—	—	737
Balances, January 31, 2017	14,019	140	343	7,294	121,401	(16,858)	(20,451)	(10,594)	80,932
Net loss	—	—			—	—	(21,069)	—	(21,069)
Foreign currency translation	—	—	—	—	—	—	—	1,740	1,740
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	189	4,250	—	—	—	—	4,250
Preferred stock dividends	—	—	—	—	—	—	(905)	—	(905)
Stock-based compensation	—	—	—	—	903	—	—	—	903
Balances, January 31, 2018	14,019	$140	532	11,544	$122,304	$(16,860)	$(42,425)	$(8,854)	$65,849
Net loss	—	—	—	—	—	—	(19,840)	—	(19,840)
Foreign currency translation	—	—	—	—	—	—	—	4,810	4,810
Restricted stock issued	30	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	298	6,786	—	—	—	—	6,786
Preferred stock dividends	—	—	—	—			(1,708)	—	(1,708)
Stock-based compensation	—	—	—	—	781	—	—	—	781
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(19,840)	$(21,069)	$(33,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,814	16,637	28,275
Stock-based compensation	781	903	737
Impairment of intangible assets	—	1,466	—
Provision for doubtful accounts, net of charge offs	200	1,013	750
Provision for inventory obsolescence	140	815	75
Gross (profit) loss from sale of lease pool equipment	(2,367)	(4,906)	298
Loss on sale of business	5,405	—	—
Deferred tax expense	(376)	(20)	934
Non-current prepaid tax	1,577	182	—
Changes in:
Trade accounts receivable	1,292	4,405	7,345
Unbilled revenue	(340)	—	—
Inventories	(781)	685	850
Income taxes receivable and payable	—	—	475
Accounts payable, accrued expenses and other current liabilities	(722)	(455)	(2,189)
Prepaids expenses and other current assets, net	(1,382)	1,002	(1,327)
Deferred revenue	567	—	—
Foreign exchange losses net of gains	171	61	84
Net assets held for sale	(1,596)	—	—
Net cash (used in) provided by operating activities	(5,457)	719	3,154
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,717)	(909)	(636)
Acquisition of assets	(3,000)	—	—
Purchases of property and equipment	(814)	(407)	(283)
Sales of used lease pool equipment	5,663	10,313	5,331
Sale of business, net of cash sold	(147)	—	—
Net cash (used in) provided by investing activities	(15)	8,997	4,412
Cash flows from financing activities:
Net payments on revolving line of credit	—	(3,500)	(10,900)
Payments on term loan and other borrowings	—	(2,807)	(3,217)
Net proceeds from preferred stock offering	6,853	4,174	7,294
Preferred stock dividends	(1,708)	(905)	(486)
Purchase of treasury stock	—	—	(4)
Net cash provided (used in) financing activities	5,145	(3,038)	(7,313)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(270)	(43)	(511)
Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	458	—	—
Less: Net increase (decrease) in cash classified within current assets held for sale	(458)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(597)	6,635	(258)
Cash, cash equivalents and restricted cash, beginning of year	10,146	3,511	3,769
Cash, cash equivalents and restricted cash, end of year	$9,549	$10,146	$3,511
The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization—Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, USA, Singapore and the United Kingdom. The Company, through its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), provides seismic, oceanographic and hydrographic leasing and sales worldwide, primarily in Southeast Asia and Australia. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. All intercompany transactions and balances have been eliminated in consolidation. During August 2018, the Company completed the sale of its Russian operations in Ufa, Russia and no longer operates within Russia. As of January 31, 2019, the Company has classified the SAP business as held for sale. (See Note 22 - "Sale of MSE" for additional details related to this determination).
Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2019, 2018 and 2017 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenue is recognized as incurred.
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
Revenue Recognition of Long-term Projects—From time to time, Klein enters into contracts whereby they assemble and sell certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of several months.
Revenue Recognition of Service Agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts over the term of the contract. In some cases, the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for each of the three months ended January 31, 2019 were not material. Due to immateriality, service revenues are not presented separately in the financial statements.
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
Property and Equipment—Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the related estimated useful lives. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years or the shorter of their useful life. Leasehold improvements are amortized over the shorter of the realized estimated useful life or the life of the respective leases. No salvage value is assigned to property and equipment.
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
Impairment—The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on goodwill on an annual basis. The Company performs a qualitative review to determine if it is more likely than not that the fair value of our reporting units is greater their carrying value.  If the Company is unable to conclude qualitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the Company performs a quantitative assessment of fair value of the reporting unit. The quantitative reviews involve significant estimates on the part of management.
Product Warranties—Seamap provide its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. Klein also provides its customers with similar warranties against defects in material and workmanship for an approximate twelve months period subsequent to delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2019, 2018 and 2017, warranty expense was not material.
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
Fair Value of Financial Instruments—The Company’s financial instruments consist of accounts and contracts receivable and accounts payable.
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

The Company measures the fair values of goodwill, intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value goodwill, intangibles and other long-lived assets as of January 31, 2019. See Notes 8 and 9 to our consolidated financial statements.
Due to the classification of SAP as held for sale, the Company reduced the carrying value of its inventory and property, plant and equipment to their estimated fair market values using Level 3 inputs. The reduction to the carrying value of SAP's inventory and property, plant and equipment was an estimated charge to the Statement of Operations included in loss before taxes of approximately $400,000 and $100,000, respectively.
Foreign Currency Translation—All balance sheet accounts of the Canadian, Australian and United Kingdom resident subsidiaries have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity.
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
Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2019, 2018 and 2017, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Stock options	96	77	18
Restricted stock	11	32	44
Total dilutive shares	107	109	62
For the fiscal years ended January 31, 2019, 2018 and 2017, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.
2. New Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. The Company will adopt this ASU in the first quarter of fiscal 2020 and does not expect a material impact to its consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 201703, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. The Company will adopt the accounting standard using the cumulative-effect transition method, which applies the guidance at the beginning of the period of adoption. The Company will elect the package of practical expedients permitted, which, among other things, allows the Company to carry forward the historical lease classification. The Company will make the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. Operating lease ROU assets and liabilities will be recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date will be used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset will also include any prepaid lease payments and will be reduced by any accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The expected impact of adoption on the Company’s consolidated balance sheet will be the recognition of a ROU asset of $2.7 million and an operating lease liability of $2.7 million, primarily for office and shop space leases that are currently off-balance sheet. The Company does not anticipate any material impact on its results of operations nor any material impact on its cash flows. The Company’s disclosures will be adjusted according to the disclosure requirements of the standard.
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
3. Revenue from Contracts with Customers
Effective February 1, 2018 the Company adopted the New Revenue Standard using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after January 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Twelve Months Ended January 31,
	2019	2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$15,213	$—
Klein	6,515	—
SAP	3,264	—
Total revenue recognized at a point in time	$24,992	$—
Revenue recognized over time:
Seamap	776	$—
Klein	—	—
SAP	—	—
Total revenue recognized over time	776	—
Total revenue from contracts with customers	$25,768	$—

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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Twelve Months Ended January 31,
	2019	2018
Revenue from contracts with customers:	(in thousands)
United States	$2,690	$—
Europe, Russia & CIS	11,858	—
Middle East & Africa	1,243	—
Asia-Pacific	8,900	—
Canada & Latin America	1,077	—
Total revenue from contracts with customers	$25,768	$—

As of January 31, 2019 contract assets and liabilities consisted of the following:

	January 31, 2019	January 31, 2018
Contract Assets:	(in thousands)
Unbilled revenue-current	$340	$—
Unbilled revenue - non-current	—	—
Total unbilled revenue	$340	$—
Contract Liabilities:
Deferred revenue & customer deposits - current	$556	$—
Deferred revenue & customer deposits - non-current	11	—
Total deferred revenue & customer deposits	$567	$—
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
4. Acquisition of Assets
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
5. Supplemental Statements of Cash Flows Information
Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
Interest paid	$8	$86	$673
Income taxes paid, net	622	494	409
Seismic equipment purchases included in accounts payable at year-end	—	53	130
6. Inventories
Inventories consisted of the following (in thousands):

	As of January 31,
	2019	2018
Raw materials	$5,446	$5,099
Finished goods	5,229	6,185
Work in progress	1,322	1,247
Cost of inventories	11,997	12,531
Less allowance for obsolescence	(1,223)	(1,675)
Net inventories	$10,774	$10,856

7. Accounts Receivables
Accounts receivables consisted of the following (in thousands):

	As of January 31, 2019			As of January 31, 2018
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$14,195	$712	$14,907	$14,379	$6,934	$21,313
Less allowance for doubtful accounts	(2,113)	—	(2,113)	(3,885)	(2,282)	(6,167)
Accounts receivable net of allowance for doubtful accounts	$12,082	$712	$12,794	$10,494	$4,652	$15,146
As of January 31, 2019, the Company has structured payment agreements with three customers totaling $3.0 million and five customers totaling $4.9 million as of January 31, 2019 and 2018, respectively. These structured payment agreements are collateralized by the equipment sold and allow the customer to pay monthly amounts for a time period greater than one year. Payments expected to be received in more than one year have been classified as long-term receivables and totals $712,000 as of January 31, 2019. The balance of structured payment receivables bear interest at an average rate of 3.6% and 2.8% for January 31, 2019 and 2018, respectively. The remaining repayment terms range from two to 36 months as of January 31, 2019.
8. Seismic Equipment Lease Pool and Property and Equipment
Seismic equipment lease pool and property and equipment consisted of the following (in thousands)

	As of January 31,
	2019	2018
Recording channels	$84,207	$89,397
Other peripheral equipment	63,312	84,877
Cost of seismic equipment lease pool	147,519	174,274
Land and buildings	4,041	3,380
Furniture and fixtures	9,897	10,222
Autos and trucks	571	722
Cost of property and equipment	14,509	14,324
Cost of seismic equipment lease pool and property and equipment	162,028	188,598
Less accumulated depreciation	(147,873)	(165,698)
Net book value of seismic equipment lease pool and property and equipment	$14,155	$22,900
As of January 31, 2019 and 2018, the Company completed an annual review of long-lived assets by comparing undiscounted future cash flows to be generated by our lease pool assets to the carrying value of our lease pool assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded.
Location of seismic equipment lease pool and property and equipment (in thousands):

	As of January 31,
	2019	2018
United States	$1,566	$4,973
Europe	5,564	6,557
Canada	93	2,134
Latin America	1,365	2,390
Singapore	4,496	4,793
Malaysia	1,071	—
Australia	—	737
Russia	—	1,316
Net book value of seismic equipment lease pool and property and equipment	$14,155	$22,900

9. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/19	January 31, 2019				January 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	8.4	$9,303	$(4,292)	—	5,011	$6,181	$(3,663)	—	2,518
Customer relationships	2.8	5,024	(3,147)	—	1,877	5,024	(2,464)	—	2,560
Patents	5.5	2,441	(1,028)	—	1,413	1,730	(778)	—	952
Trade name	7.3	894	(52)	—	842	894	(41)	—	853
Developed technology	6.9	1,430	(441)	—	989	1,430	(298)	—	1,132
Other	4.7	385	(22)	—	363	—	—	—	—
Amortizable intangible assets		$19,477	$(8,982)	$—	$10,495	$15,259	$(7,244)	$—	$8,015
As of January 31, 2019, the Company completed its annual review of goodwill. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap and Klein reporting units were greater than their carrying values.
On January 31, 2018, the Company completed an annual review of goodwill. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $1.5 million related to the Klein reporting unit.
Aggregate amortization expense was $1.8 million, $1.5 million and $1.5 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. As of January 31, 2019, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2020	$1,861
2021	1,702
2022	1,165
2023	1,067
2024	919
Thereafter	3,781
Total	$10,495
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2019	2018
Contract settlement	$219	$1,431
Wages and benefits	596	1,098
Customer deposits	701	1,019
Restructuring costs	—	413
Accrued inventory	447	60
Other	1,775	1,232
Accrued Expenses and Other Liabilities	$3,738	$5,253

11. Shareholders’ Equity
The Company has 1,000,000 shares of preferred stock authorized. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2019, 830,372 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share, (the “Series A Preferred Stock”) were outstanding, and 532,000 shares were outstanding as of January 31, 2018. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our common stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.
The Company has 20,000,000 shares of common stock authorized, of which 14,049,000 and 14,019,000 were issued as of January 31, 2019 and 2018, respectively.
During the fiscal year ended January 31, 2019, there were no shares surrendered in exchange for payment of taxes due upon vesting of restricted shares. During fiscal years ended January 31, 2018 and 2017, approximately 359 and 718 shares, respectively, were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $4.79 and $3.76, respectively.
12. Related Party Transaction
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
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of the Series A Preferred Stocked through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the ATM program. For the twelve months ended January 31, 2019, the Company issued 124,330 shares of Series A Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $2.9 million and the Agent received compensation of approximately $58,227, resulting in net proceeds to the Company of $2.9 million for the twelve months ended January 31, 2019. For the three months ended January 31, 2019, the Company issued 32,420 shares of Series A Preferred stock under the ATM offering program. Gross proceeds from these sales were approximately $732,924 and the Agent received compensation of approximately $14,658, resulting in net proceeds to the Company of $718,256 for the three months ended January 31, 2019. The Non-Executive Chairman of the Company received no portion of this compensation.
At January 31, 2019 the Company has an outstanding obligation payable to the beneficiary of the estate of our former CEO. The obligation, which bears interest at 4% per annum, totals approximately $1.4 million, of which approximately $1.2 million is classified as long-term on the Company’s Consolidated Balance Sheet as of January 31, 2019.

13. Income Taxes

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Loss before income taxes is attributable to the following jurisdictions:
Domestic	$(6,025)	$(12,246)	$(17,685)
Foreign	(13,563)	(7,913)	(13,654)
Total	$(19,588)	$(20,159)	$(31,339)
The components of income tax expense (benefit) were as follows:
Current:
Domestic	$9	$(225)	$34
Foreign	619	1,156	846
	628	931	880
Deferred:
Domestic	—	(36)	40
Foreign	(376)	15	894
	(376)	(21)	934
Income tax expense	$252	$910	$1,814
The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Federal income tax at 21%, 32.9%, 34%, respectively	$(4,113)	$(6,632)	$(10,655)
Changes in tax rates	—	7,257	—
Permanent differences	(148)	3,356	38
Foreign effective tax rate differential	60	1,163	1,979
Foreign withholding taxes, foreign branch taxes, including penalties and interest	431	716	671
Tax effect of book loss on disposition of subsidiaries	1,271	—	—
Valuation allowance on deferred tax assets	2,249	(5,765)	10,056
Excess tax deficiency for share-based payments under ASU 2016-09	663	309	—
Other	(161)	506	(275)
	$252	$910	$1,814

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses	$16,696	$14,292
Tax credit carry forwards	675	693
Stock option book expense	781	1,381
Allowance for doubtful accounts	329	1,521
Allowance for inventory obsolescence	480	430
Accruals not yet deductible for tax purposes	418	611
Fixed assets	1,255	1,325
Other	876	901
Gross deferred tax assets	21,510	21,154
Valuation allowance	(21,407)	(21,154)
Deferred tax assets	103	—
Deferred tax liabilities:
Intangible assets	(35)	—
Other	—	(307)
Deferred tax liabilities	(35)	(307)
Unrecognized tax benefits	—	—
Total deferred tax (liabilities) assets, net	68	$(307)
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
The Company's effective federal income tax rate was 21%, 32.9% and 34% for the fiscal year ended January 31, 2019, 2018 and 2017, respectively. The reduction in the effective federal income tax rate is due to the Tax Act reducing the corporate rate to 21%, effective January 1, 2018.
For fiscal 2018, the Company was required by U.S. generally accepted accounting principles to re-value its deferred tax assets and liabilities as a result of the reduction of the corporate tax rate to 21%. The change is required to be reported as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The impact of revaluation was a decrease of approximately $7.0 million in value of the Company's U.S. deferred tax assets. The decrease in value of the U.S. deferred tax assets was directly offset by a corresponding reduction in the valuation allowance related to deferred tax assets. Therefore, no tax expense was recorded for the fiscal year ended January 31, 2018 as a result of the change in the corporate tax rate.
In fiscal 2018 the Company also recognized approximately $11.2 million of estimated U.S. taxable income due to the one-time repatriation of previously untaxed foreign earnings and profits imposed by the Tax Act. The repatriated foreign earnings were reported as a permanent difference and were entirely offset by current year U.S. net operating losses. As a result, the one-time repatriation of foreign earnings did not result in a tax liability for the Company.
As of January 31, 2019, the Company has classified SAP, its Australian subsidiary, as held for sale. Included in the assets held for sale are deferred tax assets totaling $1.5 million. These deferred tax assets are offset by a full valuation allowance resulting in a net zero balance in deferred tax assets classified as held for sale.
The Company has determined that, due to fundamental shifts in its business strategy to emphasize its Marine Technology Products business and the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2019, should no longer be deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Act recorded in the fiscal year ended January 31, 2018. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2019.

Included in deferred tax assets is approximately $800,000 related to stock based compensation, including non-qualified stock options. A significant number of stock options expired during the fiscal year ended January 31, 2019 because the market price of the Company's common stock remained below the exercise price of these options. Recent market prices for the Company’s common stock remain below the exercise price of a number of options outstanding as of January 31, 2019. Should the market price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.
As of January 31, 2019, the Company has recorded valuation allowances of approximately $21.4 million related to deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.
At January 31, 2019, the Company had tax credit carry forwards of approximately $675,000, which amounts can be carried forward through at least 2021.
As of January 31, 2019, 2018 and 2017 the company had no unrecognized tax benefits attributable to uncertain tax positions.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.
The Company prospectively adopted the provisions of ASU 2016-09 beginning February 1, 2017. Accordingly, all excess tax benefits and deficiencies related to employee share-based payments are recognized as income tax benefits or expense in the accompanying Consolidated Statement of Operations and in the accompanying Consolidated Statement of Cash Flows as operating activities. For the fiscal year ended January 31, 2019 the excess tax deficiency for share-based payments recognized as tax expense was approximately $663,000.
The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2013 through 2019. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2014 through 2019. The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2015 through 2019. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2014 through January 31, 2019.
14. Commitments and Contingencies
Purchase Obligations—At January 31, 2019, the Company had approximately $3.0 million in purchase orders outstanding.
Customs and Performance Guarantees—As of January 31, 2019, the Company had provided customs and performance guarantees totaling approximately $160,000 which, were secured by cash deposits to a banking institution.
15. Stock Option Plans
At January 31, 2019, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2019, 2018 and 2017 was approximately $781,000, $903,000 and $737,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2019 and 2018 were $1.80 and $2.02, respectively. No options were granted during the fiscal year ended January 31, 2017. The assumptions for the periods indicated are noted in the following table.
Weighted average Black-Scholes-Merton fair value assumptions

	Years Ending January 31,
	2019	2018	2017
Risk free interest rate	2.51 - 2.75%	1.89 - 2.01%	—
Expected life	4.00 - 6.86 yrs	4.87 - 6.87 yrs	—
Expected volatility	49 - 49%	42 - 47%	—
Expected dividend yield	0.0%	0.0%	0.0%
Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during the fiscal years ended January 31, 2019, 2018 and 2017.
The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2019, there were approximately 197,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.
Stock Based Compensation Activity
The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2019:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2018	2,172	$7.75	6.16	$320
Granted	441	3.69
Exercised	—	—
Forfeited	(15)	19.06
Expired	(435)	15.74
Outstanding, January 31, 2019	2,163	$5.24	6.54	$526
Exercisable at January 31, 2019	1,371	$6.12	5.19	$399
Vested and expected to vest at January 31, 2019	2,145	$5.40	6.49	$516
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2019. This amount changes based upon the market value of the Company’s common stock. No options were exercised during the fiscal years ended January 31, 2019 , 2018, and 2017. The fair value of options that vested during the fiscal years ended January 31, 2019, 2018 and 2017 was approximately $850,000, $500,000 and $1.0 million, respectively. For the fiscal year ended January 31, 2019, approximately 421,000 options vested.
As of January 31, 2019, there was approximately $700,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.6 years.
Restricted stock as of January 31, 2019 and changes during the fiscal year ended January 31, 2019 were as follows:

	Year Ended January 31, 2019
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2	$9.97
Granted	30	3.79
Vested	(32)	3.81
Canceled	—	—
Unvested, end of period	—	$—
As of January 31, 2019, there was approximately no unrecognized stock-based compensation expense related to unvested restricted stock awards.
16. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore, Malaysia and New Hampshire, with sales offices in Huntsville, Texas and Brisbane, Australia.
The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to seismic contractors in the oil and gas industry. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Singapore; and Brisbane, Australia.
Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2019			As of January 31, 2018			As of January 31, 2017
	Marine Technology Products	Equipment Leasing	Consolidated	Marine Technology Products	Equipment Leasing	Consolidated	Marine Technology Products	Equipment Leasing	Consolidated
Fixed assets, net	$4,635	$9,534	$14,155	$3,790	$19,161	$22,900	$4,036	$39,926	$43,838
Intangible assets, net	10,417	78	10,495	8,015	—	8,015	9,012	—	9,012
Goodwill	2,531	—	2,531	2,531	—	2,531	3,997	—	3,997
Total Assets	44,832	20,469	65,301	35,879	37,850	73,679	37,294	57,544	94,714

	As of January 31, 2019				As of January 31, 2018				As of January 31, 2017
	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated
Revenues	$25,768	$17,383	—	$42,942	$27,572	$20,919	$—	$48,276	$25,100	$15,941	$—	$40,999
Interest expense, net	—	72	—	72	(18)	65	—	47	(178)	(465)	—	(643)
Operating (loss) income	(3,780)	(5,872)	(3,375)	(13,020)	(2,572)	(13,930)	(3,211)	(19,708)	(508)	(27,782)	(3,001)	(31,290)
Capital expenditures	583	1,948	—	2,531	268	1,048	—	1,316	263	656	—	919
Depreciation and amortization expense	2,418	9,402	—	11,814	1,991	14,652	—	16,637	2,054	26,221	—	28,275
Approximately $209,000, $216,000 and $62,000 related to sales from Marine Technology Products to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
A reconciliation of operating income is as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
Marine Technology Products	$(3,780)	$(2,572)	$(508)
Equipment Leasing	(5,872)	(13,930)	(27,782)
Corporate Expenses	(3,375)	(3,211)	(3,001)
Reconciling items:
Elimination of loss from inter-company sales	7	5	1
Consolidated operating income	$(13,020)	$(19,708)	$(31,290)
17. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2019	$7,613	$8,350	$14,651	$12,328
	2018	$18,433	$10,836	$8,644	$10,363
Gross profit (loss):	2019	$1,245	$1,860	$5,224	$3,411
	2018	$3,194	$618	$901	$1,371
Loss before income taxes:	2019	$(5,468)	$(4,504)	$(5,440)	$(4,176)
	2018	$(2,436)	$(5,007)	$(4,695)	$(8,021)
Incomes taxes (benefit):	2019	$437	$85	$(249)	$(21)
	2018	$229	$357	$586	$(262)
Net loss:	2019	$(5,905)	$(4,589)	$(5,191)	$(4,155)
	2018	$(2,665)	$(5,364)	$(5,281)	$(7,759)
Loss per common share – basic:	2019	$(0.52)	$(0.41)	$(0.47)	$(0.38)
	2018	$(0.24)	$(0.46)	$(0.46)	$(0.66)
Income per common share – diluted:	2019	$(0.52)	$(0.41)	$(0.47)	$(0.38)
	2018	$(0.24)	$(0.46)	$(0.46)	$(0.66)
18. Leases
The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. The Company is not aware of any foreign tax obligations as of January 31, 2019 and 2018 that are not reflected in the accompanying consolidated financial statements.
The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $1.9 million, $774,000 and $552,000 for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
The Company leases its office and warehouse facilities in Canada, Australia, Singapore, United Kingdom, Hungary, Colombia and Malaysia under operating leases. Office rental expense for the fiscal years ended January 31, 2019, 2018 and 2017 was approximately $1.3 million, $1.2 million and $1.2 million, respectively. During August 2018, the Company completed its sale of our Russian entity MSE. Accordingly, there was approximately eight months of office and warehouse facility lease expense during fiscal 2019. Although we have classified our SAP business as held for sale, minimum lease payments pertinent to that entity for subsequent years were included in the table below.
Aggregate minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For fiscal years ending January 31:
2020	$1,457
2021	844
2022	299
2023	122
2024	10

Effective February 1, 2019 we will adopt the provisions of ASU No. 2016-02, Leases (Topic 842), which will require us to recognize on the balance sheet the assets and liabilities for the rights and obligations created by our leases. See Note 2 - “New Accounting Pronouncements” of this form 10-K for more details.
19. Concentrations
Credit Risk—As of January 31, 2019 and 2018, amounts due from customers that exceeded 10% of consolidated accounts receivable amounted to an aggregate of approximately $2.2 million from one customers and $5.8 million from three customers, respectively.
The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $4.7 million at January 31, 2019 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.
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
20. Sales and Major Customers
A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
UK/Europe	$15,200	$11,835	$14,577
Canada	2,049	807	1,891
Latin America	1,267	1,354	2,983
Asia/South Pacific	13,555	16,768	10,348
Eurasia	1,803	332	3,120
Other	2,723	5,834	1,828
Total	$36,597	$36,930	$34,747
During the fiscal year ended January 31, 2019 no individual customer exceeded 10% of total revenue. During each of the fiscal years ended 2018 and 2017, two individual customers exceeded 10% of total revenues.

21. Assets Held for Sale
As of January 31, 2019, the Company classified the assets of its Australian subsidiary, SAP, as held for sale. This determination as described in Item 1. was based on changes to the business model for this entity which were not consistent with the Company's overall objectives.
The Company expects to complete the sale of SAP in the first quarter of fiscal 2020. The sales price is approximately $660,000 of which the Company will receive approximately $240,000 in cash at closing and an unsecured, non-interest bearing two year note receivable in the amount of $420,000. The agreement also contains normal course working capital adjustments for a period of 60 days subsequent to the closing date. In addition to these terms, there are certain contingent amounts that the buyer is required to pay the Company in the event of the sale of selected inventory items or the collection of certain receivables that occur within 60 days post close. While these could be favorable to the Company, no value was assigned to the contingent items in connection with the calculation of the loss on sale of SAP that, the Company recorded in the Statement of Operations for the twelve months ended January, 31, 2019.
Due to the classification of SAP as held for sale, the Company reclassified SAP's assets and liabilities from their respective financial lines on the Balance Sheet as of January 31, 2019 to current and non-current assets and liabilities held for sale. For the twelve months ended January 31, 2019, the Company recorded a loss of approximately $500,000 to the Statement of Operations.
The table below provides additional details related to the assets and liabilities for SAP as of January 31, 2019 (in thousands):

Current assets:
Cash and cash equivalents	$458
Accounts receivable, net	1,256
Inventories, net	420
Prepaid expenses and other current assets	68
Total current assets held for sale	$2,202

Seismic equipment lease pool and property and equipment, net	$259
Other assets	27
Long-term assets held for sale	$286

Current liabilities:
Accounts payable	$479
Accrued expenses and other current liabilities	413
Current liabilities held for sale	$892
22. Sale of MSE
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC for total contractual proceeds of approximately $1.2 million U.S. dollars. The proceeds are due in monthly installments of principal and interest, accruing at a rate of 9% per annum, with the balance due on or before August 31, 2019. As a result of the sale, the company recorded a loss of approximately $4.9 million, including recognition of approximately $5.4 million of cumulative translation losses which, had been historically recorded in Accumulated Other Comprehensive Loss, a component of equity.
23. Subsequent Event
None.

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

/s/ Hein & Associates LLP

Houston, Texas
April 6, 2017

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2019	$6,167	212	—	(a)	(4,266)	(b)	$2,113
January 31, 2018	$5,904	1,027	(23)	(a)	(741)	(b)	$6,167
January 31, 2017	$5,821	737	(31)	(a)	(623)	(b)	$5,904
Allowance for obsolete equipment and inventory
January 31, 2019	$1,675	132	(32)	(a)	(553)	(c)	$1,222
January 31, 2018	$952	989	20	(a)	(286)	(c)	$1,675
January 31, 2017	$900	116	(41)	(a)	(23)	(c)	$952

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.