Form 10-Q
period 2019-04-30
MITCHAM INDUSTRIES INC
filed 2019-06-06
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13490

MITCHAM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0210849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2002 Timberloch Place
Suite 400
The Woodlands, Texas 77380
(Address of principal executive offices, including Zip Code)
(936) 291-2277
(Registrant’s telephone number, including area code)
8141 SH 75 South
P.O. Box 1175
Huntsville, Texas 77342
(Address of former principal executive offices, including Zip Code)

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock - $0.01 par value per share	MIND	The NASDAQ Stock Market LLC
Series A Preferred Stock - $1.00 par value per share	MINDP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,128,399 shares of common stock, $0.01 par value, were outstanding as of June 4, 2019.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,986	$9,389
Restricted cash	153	160
Accounts receivable, net of allowance for doubtful accounts of $2,113 at April 30, 2019 and January 31, 2019	12,288	12,082
Inventories, net	11,243	10,774
Prepaid expenses and other current assets	2,476	1,735
Assets held for sale	—	2,202
Total current assets	34,146	36,342
Seismic equipment lease pool and property and equipment, net	12,837	14,155
Operating lease right-of-use assets	3,014	—
Intangible assets, net	10,140	10,495
Goodwill	2,531	2,531
Deferred tax asset	68	68
Long-term receivables, net of allowance for doubtful accounts of $- at April 30, 2019 and January 31, 2019	465	712
Other assets	1,132	712
Long-term assets held for sale	—	286
Total assets	$64,333	$65,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,177	$1,534
Deferred revenue	616	1,040
Accrued expenses and other current liabilities	3,229	3,738
Income taxes payable	233	224
Operating lease liabilities - current	853	—
Liabilities held for sale	—	892
Total current liabilities	7,108	7,428
Operating lease liabilities - non-current	2,161	—
Other non-current liabilities	1,141	1,195
Total liabilities	10,410	8,623
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 847 and 830 issued and outstanding at April 30, 2019 and January 31, 2019, respectively	18,739	18,330
Common stock, $0.01 par value; 20,000 shares authorized; 14,049 shares issued at April 30, 2019 and January 31, 2019	140	140
Additional paid-in capital	123,257	123,085
Treasury stock, at cost (1,929 shares at April 30, 2019 and January 31, 2019)	(16,860)	(16,860)
Accumulated deficit	(66,859)	(63,973)
Accumulated other comprehensive loss	(4,494)	(4,044)
Total shareholders’ equity	53,923	56,678
Total liabilities and shareholders’ equity	$64,333	$65,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended April 30,
	2019	2018
Revenues:
Sale of marine technology products	$5,977	$3,566
Equipment leasing	3,323	2,697
Sale of lease pool equipment and other equipment	557	1,350
Total revenues	9,857	7,613
Cost of sales:
Sale of marine technology products	3,455	2,086
Equipment leasing (including lease pool depreciation of $1,446 and $2,654 at April 30, 2019 and 2018 respectively,	2,411	3,582
Equipment sales	250	700
Total cost of sales	6,116	6,368
Gross profit	3,741	1,245
Operating expenses:
Selling, general and administrative	5,232	5,630
Research and development	315	370
Provision for doubtful accounts	—	200
Depreciation and amortization	650	617
Total operating expenses	6,197	6,817
Operating loss	(2,456)	(5,572)
Other income (expense):
Interest (expense) income, net	(11)	18
Other, net	107	86
Total other income	96	104
Loss before income taxes	(2,360)	(5,468)
Provision for income taxes	(55)	(437)
Net loss	$(2,415)	$(5,905)
Preferred stock dividends	(471)	(385)
Net loss attributable to common shareholders	$(2,886)	$(6,290)
Net loss per common share:
Basic	$(0.24)	$(0.52)
Diluted	$(0.24)	$(0.52)
Shares used in computing net loss per common share:
Basic	12,119	12,087
Diluted	12,119	12,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2019	2018
Net loss attributable to common shareholders	$(2,886)	$(6,290)
Change in cumulative translation adjustment for sale of foreign entity	(331)	—
Other changes in cumulative translation adjustment	(119)	(237)
Comprehensive loss attributable to common shareholders	$(3,336)	$(6,527)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,415)	$(5,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,131	3,303
Stock-based compensation	172	126
Provision for doubtful accounts, net of charge offs	—	(200)
Gross profit from sale of lease pool equipment	(363)	(536)
Deferred tax expense	135	(202)
Changes in:
Accounts receivable	76	2,418
Unbilled revenue	5	(930)
Inventories	(501)	(844)
Prepaid expenses and other current assets	(672)	(1,520)
Income taxes receivable and payable	2	642
Accounts payable, accrued expenses and other current liabilities	(382)	(47)
Deferred revenue	(23)	313
Foreign exchange (gains) losses, net	(16)	16
Net cash used in operating activities	(1,851)	(3,366)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	—	(190)
Acquisition of assets	—	(3,000)
Purchases of property and equipment	(366)	(113)
Sale of used lease pool equipment	730	1,620
Sale of business, net of cash sold	239	—
Net cash (used in) provided by investing activities	603	(1,683)
Cash flows from financing activities:
Net proceeds from preferred stock offering	409	3,812
Preferred stock dividends	(471)	(385)
Net cash provided by (used in) financing activities	(62)	3,427
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(100)	322
Net decrease in cash, cash equivalents and restricted cash	(1,410)	(1,300)
Cash, cash equivalents and restricted cash, beginning of period	9,549	10,146
Cash, cash equivalents and restricted cash, end of period	$8,139	$8,846
Supplemental cash flow information:
Interest paid	$14	$1
Income taxes paid	$97	$46
Purchases of seismic equipment held for lease in accounts payable at end of period	$—	$1,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Preferred Stock				Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(2,415)	—	(2,415)
Foreign currency translation	—	—	—	—	—	—	—	(450)	(450)
Preferred stock offering	—	—	17	409	—	—	—	—	409
Preferred stock dividends	—	—	—	—	—	—	(471)	—	(471)
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balances, April 30, 2019	14,049	$140	847	$18,739	$123,257	$(16,860)	$(66,859)	$(4,494)	$53,923

	Common Stock		Preferred Stock				Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2018	14,019	$140	532	$11,544	$122,304	$(16,860)	$(42,425)	$(8,854)	$65,849
Net loss	—	—	—	—	—	—	(5,905)	—	(5,905)
Foreign currency translation	—	—	—	—	—	—	—	(237)	(237)
Preferred stock offering	—	—	166	3,768	—	—	—	—	3,768
Preferred stock dividends	—	—	—	—	—	—	(385)	—	(385)
Stock-based compensation	—	—	—	—	126	—	—	—	126
Balances, April 30, 2018	14,019	$140	698	$15,312	$122,430	$(16,860)	$(48,715)	$(9,091)	$63,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore, Malaysia, the United Kingdom and Huntsville, Texas. The Company, together with its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. During the three months ended April 30, 2019 the Company sold its wholly owned Australian subsidiary Seismic Asia Pacific Pty Ltd (“SAP”) and in August 2018 the Company sold its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”). See Note 13 to our condensed consolidated financial statements for more information. All intercompany transactions and balances have been eliminated in consolidation.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2019 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2019, the results of operations for the three months ended April 30, 2019 and 2018, the cash flows for the three months ended April 30, 2019 and 2018, and the statement of shareholders’ equity for the three months ended April 30, 2019 and 2018, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2020.
3. New Accounting Pronouncements
In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company adopted the SEC’s amendment to interim disclosures in the first quarter of fiscal year 2020 and has presented the changes in shareholders’ equity on an interim basis.
In February 2016, the Financial Accounting Standards Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) as modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The Company adopted the standard effective February 1, 2019. We have elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at February 1, 2019 and we have elected to apply several of the practical expedients in conjunction with accounting policy elections. See Note 7 to our condensed consolidated financial statements for additional details.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company adopted this guidance in the first fiscal quarter of 2019 and it did not have a material impact on its consolidated financial statements.

4. Revenue from Contracts with Customers
Effective February 1, 2018 the Company adopted ASU 2014-09 as amended, (“New Revenue Standard” or “Topic 606”), using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after January 31, 2018 are presented under Topic 606 and pertain only to our Marine Technology Products segment. Revenues related to our Equipment Leasing segment are not included in the scope of Topic 606.
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended April 30,
	2019	2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$4,118	$1,510
Klein	1,557	1,512
SAP	101	480
Total revenue recognized at a point in time	$5,776	3,502
Revenue recognized over time:
Seamap	$206	$206
Total revenue recognized over time	206	206
Total revenue from contracts with customers	$5,982	$3,708

The revenue from products manufactured and sold by our Seamap and Klein businesses, as well as the revenue from products marketed and sold by our SAP business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA’s is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract. The Company sold SAP during the quarter ended April 30, 2019. See Note 13 to our condensed consolidated financial statements for more information.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
United States	$756	$129
Europe, Russia & CIS	2,604	2,019
Middle East & Africa	191	514
Asia-Pacific	1,274	699
Canada & Latin America	1,157	347
Total revenue from contracts with customers	$5,982	$3,708
As of April 30, 2019 and January 31, 2019 contract assets and liabilities consisted of the following:

	April 30, 2019	January 31, 2019
Contract Assets:	(in thousands)
Unbilled revenue-current	$345	$340
Unbilled revenue - non-current	—	—
Total unbilled revenue	$345	$340
Contract Liabilities:
Deferred revenue & customer deposits - current	$535	$556
Deferred revenue & customer deposits - non-current	9	11
Total deferred revenue & customer deposits	$544	$567

Considering the products manufactured and sold by the businesses in our Marine Technology Products segment and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a period of three to six months.
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
The cash portion of the purchase price and other related costs were financed with the sale of 174,046 shares of our 9% Series A Cumulative Preferred Stock to Mitsubishi Heavy Industries, Inc. ("MHI")for $4.0 million, of which 152,290 shares were sold during the first quarter of fiscal 2019 for proceeds of approximately $3.5 million.
6. Balance Sheet

	As of April 30, 2019			As of January 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$14,401	$465	$14,866	$14,195	$712	$14,907
Less allowance for doubtful accounts	(2,113)	—	(2,113)	(2,113)	—	(2,113)
Accounts receivable net of allowance for doubtful accounts	$12,288	$465	$12,753	$12,082	$712	$12,794
As of April 30, 2019, the Company has structured payment agreements with two customers totaling $2.6 million and $3.0 million due from three customers as of January 31, 2019. Payments expected to be received in more than one year have been classified as long-term receivables and total $465,000. The structured payment agreements bear interest at an average rate of approximately 3.1% and 3.6% as of April 30, 2019 and January 31, 2019, respectively. The remaining repayment terms range from four to 33 months.

	April 30, 2019	January 31, 2019
	(in thousands)
Inventories:
Raw materials	$5,705	$5,446
Finished goods	4,948	5,229
Work in progress	1,679	1,322
	12,332	11,997
Less allowance for obsolescence	(1,089)	(1,223)
Total inventories, net	$11,243	$10,774

	April 30, 2019	January 31, 2019
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$144,991	$147,519
Land and buildings	4,047	4,041
Furniture and fixtures	10,087	9,897
Autos and trucks	569	571
	159,694	162,028
Accumulated depreciation and amortization	(146,857)	(147,873)
Total seismic equipment lease pool and property and equipment, net	$12,837	$14,155
As of January 31, 2019, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2019 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of April 30, 2019.
7. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which was modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The update requires organizations that lease assets ("lessees") to recognize the assets and liabilities of the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease was not significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This pronouncement was effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted.
In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements (Topic 842). ASU 2018-11 provided additional relief in the comparative reporting requirements for initial adoption of ASC 842. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 provided an additional transition method to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.
The Company adopted the standard effective February 1, 2019. We elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at February 1, 2019 and we elected to apply the following practical expedients and accounting policy decisions.
We elected a package of transition expedients that allowed us to forgo reassessing certain conclusions reached under ASC 840 which must be elected together. All expedients in this package were applied together for all leases that commenced before the effective date, February 1, 2019, of ASC 842. As a result, in transitioning to ASC 842, for existing leases as of February 1, 2019, we continued to use judgments made under ASC 840 related to embedded leases, lease classification and accounting for initial direct costs. In addition, we have chosen, as an accounting policy election by class of underlying asset, not to separate nonlease components from the associated lease for all of our leased asset classes, except for Real Estate related leases. As a result, for classes of Automobiles, Office Equipment and Manufacturing Equipment, we account for each separate lease component and the nonlease components associated with that lease as a single lease component.
The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in The Woodlands, Texas, Budapest, Hungary, Singapore, Jahor, Malaysia, Bogota, Colombia, Shepton Mallet, United Kingdom and Calgary, Alberta.

The new standard did have a material impact on our consolidated balance sheet related to recording right-of-use assets and the corresponding lease liabilities for our operating leases by approximately $3.0 million, each. The new standard did not have a material impact on our consolidated statements of operations or our statements of cash flows.
Lease expense for the three months ended April 30, 2019 was $300,000 including approximately $10,000 of short-term lease costs and is recorded as a component of operating loss. The Company determined to treat lease costs with an original maturity of less than one year as short-term lease costs and did not record a right-of-use asset or related lease liability for these leases.

Supplemental balance sheet information related to leases as of April 30, 2019 was as follows (in thousands):

Lease	Impact of ASC 842 Transition	Lease commenced during quarter	Payments, amortization and terminations	April 30, 2019
Assets
Operating Leases	$2,710	$592	$(288)	$3,014

Liabilities
Operating lease liabilities	$2,710	$592	$(288)	$3,014

Classification of lease liabilities
Current liabilities				$853
Non-current liabilities				2,161
Total Operating lease liabilities				$3,014
Lease-term and discount rate details as of April 30, 2019 were as follows:

Lease term and discount rate	April 30, 2019
Weighted average remaining lease term (years)
Operating leases	2.7

Weighted average discount rate:
Operating leases	10.02%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands) :

Lease	Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(288)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$592

Maturities of lease liabilities at April 30, 2019 were as follows (in thousands):

April 30, 2019
2020	$1,397
2021	1,176
2022	578
2023	199
2024	81
Thereafter	56
Total payments under lease agreements	$3,487

Less: imputed interest	(473)
Total lease liabilities	$3,014

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 4/30/2019	April 30, 2019				January 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
			(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	8.0	$9,296	$(4,447)	$—	$4,849	$9,303	$(4,292)	$—	$5,011
Customer relationships	2.6	5,024	(3,318)	—	1,706	5,024	(3,147)	—	1,877
Patents	5.2	2,440	(1,090)	—	1,350	2,441	(1,028)	—	1,413
Trade name	7.1	894	(55)	—	839	894	(52)	—	842
Developed technology	6.7	1,430	(477)	—	953	1,430	(441)	—	989
Other	4.7	476	(33)	—	443	385	(22)	—	363
Amortizable intangible assets		$19,560	$(9,420)	$—	$10,140	$19,477	$(8,982)	$—	$10,495
On January 31, 2019, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value.
During the three months ended April 30, 2019 there have been no substantive indicators of impairment.
Aggregate amortization expense was $454,000 and $447,000 for the three months ended April 30, 2019 and 2018, respectively. As of April 30, 2019, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2020	$1,437
2021	1,707
2022	1,199
2023	1,098
2024	894
Thereafter	3,805
Total	$10,140
9. Income Taxes
For the three months ended April 30, 2019 the provision for income taxes was approximately $55,000 on a pre-tax net loss of $2.4 million. For the three months ended April 30, 2018 the provision for income taxes was approximately $437,000 on a pre-tax net loss of $5.5 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, plus the effect of foreign branch and withholding taxes.
The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal and state income tax returns are subject to examination by the Internal Revenue Service and state tax authorities for fiscal years ended January 31, 2013 through 2019. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2014 through 2019.
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2019. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Cuts and Jobs Act legislation enacted in December 2017. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2019.
For the three months ended April 30, 2019 and April 30, 2018, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Basic weighted average common shares outstanding	12,119	12,087
Stock options	98	41
Unvested restricted stock	3	27
Total weighted average common share equivalents	101	68
Diluted weighted average common shares outstanding	12,220	12,155

For the three months ended April 30, 2019 and 2018, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
11. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock'), par value $1.00 per share through an at-the-market ("ATM") offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM offering program. As of April 30, 2019, the total number of shares sold pursuant to the program was 352,982. For the three months ended April 30, 2019, the Company issued 16,656 shares of Preferred Stock under the ATM offering program. Gross proceeds from these sales for the three months ended April 30, 2019 were approximately $417,000 and the Agent received compensation of approximately $8,000. The Non-Executive Chairman of the Company received no portion of this compensation.
12. Equity and Stock-Based Compensation
During the three months ended April 30, 2019, the Company’s Board of Directors (the "Board") declared quarterly dividends of $0.5625 per share for our Preferred Stock. The Board also approved the grant of 75,000 stock options during the first quarter of fiscal 2020. These options had an average option price of $4.06. Refer to Note 11 for additional details related to the issuance of preferred shares under the Company's ATM offering program.
Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2019 and 2018 was approximately $172,000 and $126,000, respectively.
13. Sale of Subsidiaries
During the quarter ended April 30, 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company. We expect to receive payment of the working capital adjustment in the second quarter. The working capital adjustment receivable and the note receivable were recorded as other current and other non-current assets, respectively, as of April 30, 2019.
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC for total contractual proceeds of approximately $1.2 million U.S. dollars. The proceeds are due in monthly installments of principal and interest, accruing at a rate of 9% per annum, with the balance due on or before August 31, 2019. The monthly installments were recorded in accounts receivable at April 30, 2019 and January 31, 2019. As a result of the sale, the company recorded a loss of approximately $4.9 million including recognition of approximately $5.4 million of cumulative translation losses which had been historically recorded in Accumulated Other Comprehensive Loss, a component of equity.
14. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore, Malaysia and New Hampshire, with sales offices in Huntsville, Texas and, prior to the sale of SAP in February 2019, Brisbane, Australia. See Note 13 to our condensed consolidated financial statements.

The Equipment Leasing segment offers for lease or sale, new and used seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada; Singapore; and, prior to the sale of MSE in August 2018, Ufa, Bashkortostan, Russia. See Note 13 to our condensed consolidated financial statements.
Financial information by business segment is set forth below (net of any allocations):

	Total Assets
	As of April 30, 2019	As of January 31, 2019
	(in thousands)
Marine Technology Products	$46,792	$44,832
Equipment Leasing	17,541	20,469
Consolidated	$64,333	$65,301
Results for the three months ended April 30, 2019 and 2018 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2019	2018	2019	2018	2019	2018
Marine Technology Products	$5,982	$3,708	$(1,161)	$(2,374)	$(1,161)	$(2,348)
Equipment Leasing	3,935	4,047	(389)	(2,293)	(293)	(2,215)
Corporate expenses	—	—	(906)	(905)	(906)	(905)
Eliminations	(60)	(142)	—	—	—	—
Consolidated	$9,857	$7,613	$(2,456)	$(5,572)	$(2,360)	$(5,468)
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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form-10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks associated with our manufacturing operations including availability and reliability of materials and components as well the reliability of the products that we manufacture and sale;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	intellectual property claims by third parties;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	uncertainties regarding our foreign operations, including political, economic, currency environmental regulation and export compliance risks;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible further impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms;

•	demand for seismic data is not assured and depends on the level of spending by oil and gas companies for exploration, production and development activities;

•	other risks associated with our foreign operations, including foreign currency exchange risk.
For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement after the date they are made, whether as the result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. Revenue from the Marine Technology Products segment includes sales of Seamap products, sales of Klein products and sales of oceanographic and hydrographic products by SAP. As of our fiscal year ended January 31, 2019, the assets related to our SAP operations were classified as held for sale. We completed the sale of SAP during the quarter ended April 30, 2019. This segment operates from locations near Bristol, United Kingdom, Salem, New Hampshire, Singapore, and, prior to the sale of SAP, Brisbane, Australia. During fiscal 2019 we established a new facility in Malaysia for the manufacture and repair of the SeaLink product line discussed in more detail below. This facility is in close proximity to our Singapore facility.
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; Budapest, Hungary and Singapore. This includes the operations of our subsidiaries MCL, MEL, MML and our branch in Colombia. Prior to August 2018, we conducted leasing operations through MSE, our subsidiary located in Ufa, Russia.
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
The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2019	2018
	(in thousands)
Revenues:
Marine technology products	$5,982	$3,708
Equipment Leasing	3,935	4,047
Less inter-segment sales	(60)	(142)
Total revenues	9,857	7,613
Cost of sales:
Marine technology products	3,515	2,228
Equipment Leasing	2,661	4,282
Less inter-segment costs	(60)	(142)
Total costs of sales	6,116	6,368
Gross profit (loss)
Marine technology products	2,467	1,480
Equipment leasing	1,274	(235)
Inter-segment amounts	—	—
Total gross profit	3,741	1,245
Operating expenses:
Selling, general and administrative	5,232	5,630
Research and development	315	370
Provision for doubtful accounts	—	200
Depreciation and amortization	650	617
Total operating expenses	6,197	6,817
Operating loss	$(2,456)	$(5,572)

Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(2,415)	$(5,905)
Interest (income) expense, net	11	(18)
Depreciation and amortization	2,131	3,303
Provision for income taxes	55	437
EBITDA (1)	(218)	(2,183)
Non-cash foreign exchange losses (gains)	52	(49)
Stock-based compensation	172	126
Cost of lease pool sales	55	627
Adjusted EBITDA (1)	$61	$(1,479)
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash used in operating activities	$(1,851)	$(3,366)
Stock-based compensation	(172)	(126)
Provision for doubtful accounts	—	(200)
Changes in accounts receivable (current and long-term)	(76)	(1,488)
Interest paid	14	1
Taxes paid, net of refunds	97	46
Gross profit from sale of lease pool equipment	363	536
Changes in inventory	501	844
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	405	(266)
Changes in prepaid expenses and other current assets	672	1,520
Foreign exchange (losses) gains, net	16	(16)
Other	(187)	332
EBITDA (1)	$(218)	$(2,183)

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

Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include the (i) GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) beginning in fiscal 2019 SeaLink marine sensors and solid streamer systems (collectively the "SeaLink" product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. We completed the sale of SAP in the first quarter of fiscal 2020.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2019 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or which is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security issues, labor or political issues and weather issues. Refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 for list of risk factors.
Business Outlook

We are continuing to transform Mitcham from its historical equipment leasing business that was heavily dependent upon oil and gas exploration activity. While our Equipment Leasing segment remains an important part of our business, increasingly we see greater opportunities for growth in our Marine Technology Products segment. Target markets for these products and services include commercial governmental organizations, both domestically and abroad, in the hydrographic, oceanographic, security, defense and seismic industries.

The market for products produced and sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. Recent increased activity for ocean bottom node ("OBN") surveys has resulted in additional inquiries for Seamap's source controller and RGPS positioning products. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the addition of the SeaLink product line in the first quarter of fiscal 2019 will further expand the opportunities for Seamap and allow us to bundle various products and equipment for a given project. Due to the required expansion of our existing facilities necessary to support the manufacture and repair of the streamer products, the towed streamer products did not make a significant contribution in fiscal 2019 and the costs associated with these products exceeded the revenue they generated. We expect increasing revenues from that product line in fiscal 2020 and beyond. Based on orders received to date, we believe our production facility in Malaysia will operate near capacity for the balance of fiscal 2020. We are investigating various ways in which to increase our capacity in that facility.

The demand for Seamap’s products and services has a direct correlation to the overall level of seismic exploration activity. However, we believe the expansion of our product offerings and the desire of customers to upgrade to newer, more efficient technology will mitigate to some extent, the impact of fluctuations in seismic exploration activity. While Seamap is not solely dependent on activity related to oil and gas exploration activity, a recovery of activity in marine exploration activity in the petroleum industry could have a materially beneficial effect on our results of operations.
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. In the first quarter of fiscal 2020 Klein introduced a new, “gap-filler” technology called MA-X. The traditional "gap-filler" solutions tend to be expensive or of low image quality. We believe Klein’s MA-X technology will provide a cost-effective solution with unmatched image quality and an estimated 40% increase in the coverage rate and survey efficiency. We remain optimistic that revenue from our sonar products will return to historical and anticipated levels based on our current inventory of project pursuits, pending orders and independent projections of increased world-wide demand for sonar products. Furthermore, we believe the recently introduced MA-X technology will have a positive effect on the demand for Klein’s sonar products.
We completed the sale of SAP during the first quarter of fiscal 2020. Accordingly, the operations of SAP did not have a material effect on our results of operations. As expected, the sale of SAP had a positive contribution to our related Marine Technology Products segment gross margin as the margins related to products sold by SAP were historically lower than those of our other products.
During the three months ended April 30, 2019 our Marine Technologies Products segment has experienced an increase in both inquiries and order activity. As of April 30, 2019 our backlog of firm orders for this segment was approximately $11.0 million, as compared to approximately $2.7 million as of April 30, 2018 and $8.7 million as of January 31, 2019. In addition, we have received further orders subsequent to April 30, 2019 amounting to approximately $5.1 million. We expect substantially all of these orders to be completed within fiscal 2020. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.
Demand for the rental of land seismic exploration equipment varies by geographic region and has been very sporadic in recent periods. We expect continuing demand in Europe, Australia, North America and improving demand in South America during fiscal 2020. Although we anticipate opportunities for projects in other parts of the world, competition is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects. We believe that specific situations may arise to reallocate capital from existing assets to other, newer technology thereby creating additional rental opportunities.

In response to a decline in activity in some regions we have taken steps to reduce costs, such as by reducing personnel, down-sizing facilities and relocating certain inventory and lease pool assets to more active locations. Specifically, in fiscal 2019 we significantly reduced our presence in Colombia and Canada, and sold our operations in Russia. In addition, we sold our operations in Australia in the first quarter of fiscal 2020.
A significant portion of our revenues are generated from foreign sources. For the three months ended April 30, 2019 and 2018, revenues from international customers totaled approximately $7.7 million and $6.8 million, respectively. These amounts represent 78% and 89% of consolidated revenues in those fiscal years, respectively. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices during the comparable periods, except as described above.
Results of Operations
Revenues for the three months ended April 30, 2019 were approximately $9.9 million compared to approximately $7.6 million for the three months ended April 30, 2018. The increase in the first quarter of fiscal year 2020 is due to higher Marine Technology Product revenue, an increase in equipment leasing revenue offset by lower lease pool and other equipment sales between the periods. For the three months ended April 30, 2019, we generated an operating loss of approximately $2.5 million, compared to an operating loss of approximately $5.6 million for the three months ended April 30, 2018. The decrease in operating loss for the quarter ended April 30, 2019 is due primarily to contribution from incremental Marine Technology Product sales, improved margins in our Equipment Leasing segment and lower general and administrative costs related to cost cutting measures implemented in fiscal 2019 and the sales of our MSE and SAP subsidiaries. A more detailed explanation of these variations follows.
Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Revenues:
Seamap	$4,324	$1,752
Klein	1,561	1,512
SAP	101	480
Intra-segment sales	(4)	(36)
	5,982	3,708
Cost of sales:
Seamap	2,323	844
Klein	1,101	1,036
SAP	95	398
Intra-segment sales	(4)	(50)
	3,515	2,228
Gross profit	$2,467	$1,480
Gross profit margin	41%	40%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although demand remains soft within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. The gross profit and gross profit margins generated by sales of Seamap products were approximately $2.0 million and 46% in the first quarter of fiscal 2020 and approximately $908,000 and 52% in the first quarter of fiscal 2019. The fluctuation in gross profit margin among the periods was due primarily to changes in product mix. The first quarter of fiscal 2020 included approximately $1.0 million in revenue related to our SeaLink product line that was introduced in the first quarter of fiscal 2019.
Revenue from the sale of Klein products was approximately $1.5 million for the first quarter of fiscal 2020, relatively flat with the revenue generated in the comparable period of fiscal 2019. Gross profit was consistent between the periods at $460,000 and $476,000 for the first quarter of fiscal 2020 and 2019, respectively.
Revenues from SAP decreased to $101,000 for the first quarter of fiscal 2020 from $480,000 for the same period in the prior fiscal year due to the sale of SAP during the first quarter of fiscal 2020. Gross profit from SAP was negligible for first quarter of fiscal 2020 compared to $82,000 for the same period in the prior fiscal year.

Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Revenue:
Equipment leasing	$3,378	$2,697
Lease pool equipment sales	419	1,163
Other equipment sales	138	187
	3,935	4,047
Cost of sales:
Direct costs-equipment leasing	965	928
Lease pool depreciation	1,446	2,654
Cost of lease pool equipment sales	56	627
Cost of other equipment sales	194	73
	2,661	4,282
Gross profit (loss)	$1,274	$(235)
Equipment leasing revenues during the first quarter of fiscal 2020 increased approximately 25% to $3.4 million compared to $2.7 million for the first quarter of fiscal 2019. The increase was driven by higher land leasing activity in North America and Colombia offset by lower revenues from Canada and Russia. Marine leasing revenue decreased in the current fiscal quarter compared to the same period in the prior fiscal year.
Direct costs related to equipment leasing were consistent at approximately $1.0 million for the first quarter of fiscal 2020 and 2019. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenue. However, these costs also include sub-lease payments to certain OEM’s under revenue sharing arrangements which do fluctuate with the level of leasing revenue. For the first quarter of fiscal 2020, lease pool depreciation decreased approximately $1.2 million or 46% from the same period in the prior fiscal year. The decrease reflects the recent sales of lease pool equipment, including the sale of MSE during the third quarter of fiscal 2019, reduced purchases of lease pool equipment and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the first quarter of fiscal 2020 decreased approximately $400,000 to $5.2 million compared to $5.6 million for the same period in fiscal 2019. The decrease to general and administrative expenses is primarily due to strategic restructuring activities implemented in fiscal 2019, plus lower costs due to the sales of MSE and SAP. Included in these costs in the first quarter of fiscal 2020 is approximately $298,000 related to SAP which will not be recurring.
Depreciation and amortization includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $650,000 and $617,000 for the first quarter of fiscal 2020 and 2019, respectively. The small increase in depreciation and amortization expense in the first quarter of fiscal 2020 primarily reflects asset additions associated with the start-up of our Malaysian manufacturing facility and the amortization of intangible assets related to our software upgrade implementation.
Other Income
Other income was consistent at approximately $100,000 for the first quarter of fiscal 2020 and 2019 and consisted primarily of foreign exchange gains and losses and other miscellaneous income items.
Provision for Income Taxes
Our tax provision for the three months ended April 30, 2019 was approximately $55,000. For the three months ended April 30, 2018, our tax provision was approximately $437,000. We recorded tax provisions in the three month periods ended April 30, 2019 and 2018 despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.
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
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(1,851)	$(3,366)
Net cash provided by (used in) investing activities	603	(1,683)
Net cash (used in) provided by financing activities	(62)	3,427
Effect of changes in foreign exchange rates on cash and cash equivalents	(100)	322
Net decrease in cash and cash equivalents	$(1,410)	$(1,300)

As of April 30, 2019, we had working capital of approximately $27.0 million, including cash and cash equivalents and restricted cash of approximately $8.1 million, as compared to working capital of approximately $28.8 million, including cash and cash equivalents and restricted cash of approximately $9.5 million, at January 31, 2019.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $1.9 million in the first three months of fiscal 2020 as compared to approximately $3.4 million of net cash used in operating activities in the first three months in fiscal 2019. The decrease between the two periods resulted primarily from the change in earnings between the periods and changes in working capital items such as accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. Cash provided from investing activities increased during the first quarter of fiscal 2020 compared to the same period in the prior year. The increase is primarily due to a cash outlay of $3.0 million in the first quarter of fiscal 2019 for the purchase of Hydroscience. Refer to Note 5 to our condensed consolidated financial statements for further discussion.
In the first three months of fiscal 2020 proceeds from the sale of lease pool equipment totaled approximately $730,000 compared to approximately $1.6 million in the first three months of fiscal 2019. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. We expect that proceeds from any additional sales of lease pool equipment will be reinvested in other lease pool equipment, deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first three months of fiscal 2020 consisted of approximately $409,000 from sales of preferred stock, offset by $471,000 of preferred stock dividend payments, as compared to approximately $385,000 of preferred stock dividend payments, offset by $3.8 million of proceeds from sales of preferred stock, including $3.5 million in a privately negotiated transaction with MHI. Note 5 to our condensed consolidated financial statements for more details. Based on the Preferred Stock outstanding at April 30, 2019, annual dividend requirements are approximately $1.9 million.
We currently do not have a line of credit or other bank credit facilities. From time to time we engage in discussions with one or more commercial banks regarding establishing a credit facility or facilities. There can be no assurance that we will be able to establish any such facilities. We would intend to use such facilities for short-term working capital needs and to support letter of credit requirements from time to time. In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of April 30, 2019 we had provided approximately $153,000 of cash collateral to secure these obligations.
As of April 30, 2019 we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $6.2 million. We believe all $6.2 million of these deposits could be distributed to the United States without any adverse tax consequences.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Canadian and British pound sterling. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2019, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $2.1 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $210,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar and British pound sterling. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 5% of our net assets as of April 30, 2019 were impacted by changes in foreign currencies in relation to the U.S. dollar. During the first quarter of fiscal 2020, Accumulated Other Comprehensive Loss increased $450,000 due primarily, to the sale of SAP.

Interest Rate Risk
As of April 30, 2019, we have no interest bearing bank debt on our balance sheet
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

MITCHAM INDUSTRIES, INC.

Date: June 6, 2019	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)