Form 10-Q
period 2019-07-31
MITCHAM INDUSTRIES INC
filed 2019-09-05
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,128,399 shares of common stock, $0.01 par value, were outstanding as of September 3, 2019.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,489	$9,389
Restricted cash	150	160
Accounts receivable, net of allowance for doubtful accounts of $2,073 and $2,113 at July 31, 2019 and January 31, 2019, respectively	10,649	12,082
Inventories, net	13,115	10,774
Prepaid expenses and other current assets	3,323	1,735
Assets held for sale	—	2,202
Total current assets	34,726	36,342
Seismic equipment lease pool and property and equipment, net	11,841	14,155
Operating lease right-of-use assets	2,738	—
Intangible assets, net	9,909	10,495
Goodwill	2,531	2,531
Deferred tax asset	68	68
Long-term receivables, net of allowance for doubtful accounts of $- at July 31, 2019 and January 31, 2019	90	712
Other assets	1,144	712
Long-term assets held for sale	—	286
Total assets	$63,047	$65,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,977	$1,534
Deferred revenue	405	1,040
Accrued expenses and other current liabilities	4,650	3,738
Income taxes payable	177	224
Operating lease liabilities - current	720	—
Liabilities held for sale	—	892
Total current liabilities	7,929	7,428
Operating lease liabilities - non-current	2,018	—
Other non-current liabilities	1,086	1,195
Total liabilities	11,033	8,623
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 917 and 830 shares issued and outstanding at July 31, 2019 and January 31, 2019, respectively	20,310	18,330
Common stock, $0.01 par value; 20,000 shares authorized; 14,058 and 14,049 shares issued at July 31, 2019 and January 31, 2019, respectively	141	140
Additional paid-in capital	123,452	123,085
Treasury stock, at cost (1,929 shares at July 31, 2019 and January 31, 2019)	(16,860)	(16,860)
Accumulated deficit	(70,494)	(63,973)
Accumulated other comprehensive loss	(4,535)	(4,044)
Total shareholders’ equity	52,014	56,678
Total liabilities and shareholders’ equity	$63,047	$65,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
Revenues:
Sale of marine technology products	$6,723	$5,877	$12,700	$9,443
Equipment leasing	1,374	1,630	4,697	4,327
Sale of lease pool equipment and other equipment	801	843	1,358	2,193
Total revenues	8,898	8,350	18,755	15,963
Cost of sales:
Sale of marine technology products	3,887	3,216	7,342	5,302
Equipment leasing (including lease pool depreciation of $1,143 and $2,445 for the three months ended July 31, 2019 and 2018, respectively, and $2,589 and $5,099 for the six months ended July 31, 2019 and 2018 respectively)	1,880	3,242	4,291	6,824
Equipment sales	249	32	499	732
Total cost of sales	6,016	6,490	12,132	12,858
Gross profit	2,882	1,860	6,623	3,105
Operating expenses:
Selling, general and administrative	4,795	5,504	10,027	11,134
Research and development	498	312	813	682
Provision for doubtful accounts	—	—	—	200
Depreciation and amortization	651	620	1,301	1,237
Total operating expenses	5,944	6,436	12,141	13,253
Operating loss	(3,062)	(4,576)	(5,518)	(10,148)
Other income (expense):
Interest (expense) income, net	(11)	17	(22)	35
Other, net	(15)	55	92	141
Total other (expense) income	(26)	72	70	176
Loss before income taxes	(3,088)	(4,504)	(5,448)	(9,972)
Provision for income taxes	(48)	(85)	(103)	(522)
Net loss	$(3,136)	$(4,589)	$(5,551)	$(10,494)
Preferred stock dividends	(499)	(411)	(970)	(796)
Net loss attributable to common shareholders	$(3,635)	$(5,000)	$(6,521)	$(11,290)
Net loss per common share:
Basic	$(0.30)	$(0.41)	$(0.54)	$(0.93)
Diluted	$(0.30)	$(0.41)	$(0.54)	$(0.93)
Shares used in computing net loss per common share:
Basic	12,128	12,093	12,124	12,090
Diluted	12,128	12,093	12,124	12,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(3,635)	$(5,000)	$(6,521)	$(11,290)
Change in cumulative translation adjustment for sale of foreign entity	—	—	(331)	—
Other changes in cumulative translation adjustment	(41)	(142)	(160)	(379)
Comprehensive loss attributable to common shareholders	$(3,676)	$(5,142)	$(7,012)	$(11,669)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,551)	$(10,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,960	6,399
Stock-based compensation	341	368
Provision for doubtful accounts, net of charge offs	—	200
Provision for inventory obsolescence	—	115
Gross profit from sale of lease pool equipment	(780)	(1,246)
Deferred tax expense	135	(306)
Changes in:
Accounts receivable	100	2,227
Unbilled revenue	3	(341)
Inventories	(2,372)	(1,406)
Prepaid expenses and other current assets	(11)	(1,435)
Income taxes receivable and payable	(47)	665
Accounts payable, accrued expenses and other current liabilities	632	(1,551)
Deferred revenue	(50)	942
Foreign exchange losses net of gains	137	64
Net cash used in operating activities	(3,503)	(5,799)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(230)	(1,386)
Acquisition of assets	—	(3,000)
Purchases of property and equipment	(573)	(487)
Sale of used lease pool equipment	1,186	2,792
Sale of business, net of cash sold	239	—
Net cash provided by (used in) investing activities	622	(2,081)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	—
Net proceeds from preferred stock offering	1,980	5,450
Preferred stock dividends	(970)	(796)
Net cash provided by financing activities	1,036	4,654
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(65)	189
Net decrease in cash, cash equivalents and restricted cash	(1,910)	(3,037)
Cash, cash equivalents and restricted cash, beginning of period	9,549	10,146
Cash, cash equivalents and restricted cash, end of period	$7,639	$7,109
Supplemental cash flow information:
Interest paid	$27	$2
Income taxes paid	$182	$268
Purchases of seismic equipment held for lease in accounts payable at end of period	$—	$264
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock		Preferred Stock				Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(2,415)	—	(2,415)
Foreign currency translation	—	—	—	—	—	—	—	(450)	(450)
Preferred stock offering	—	—	17	409	—	—	—	—	409
Preferred stock dividends	—	—	—	—	—	—	(471)	—	(471)
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balances, April 30, 2019	14,049	$140	847	$18,739	$123,257	$(16,860)	$(66,859)	$(4,494)	$53,923
Net loss	—	—	—	—	—	—	(3,136)	—	(3,136)
Foreign currency translation	—	—	—	—	—	—	—	(41)	(41)
Equity Compensation	9	1	—	—	25	—	—	—	26
Preferred stock offering	—	—	70	1,571	—	—	—	—	1,571
Preferred stock dividends	—	—	—	—	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	—	170	—	—	—	170
Balances, July 31, 2019	14,058	$141	917	$20,310	$123,452	$(16,860)	$(70,494)	$(4,535)	$52,014

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2018	14,019	$140	532	$11,544	$122,304	$(16,860)	$(42,425)	$(8,854)	$65,849
Net loss	—	—	—	—	—	—	(5,905)	—	(5,905)
Foreign currency translation	—	—	—	—	—	—	—	(237)	(237)
Preferred stock offering	—	—	166	3,768	—	—	—	—	3,768
Preferred stock dividends	—	—	—	—	—	—	(385)	—	(385)
Stock-based compensation	—	—	—	—	126	—	—	—	126
Balances, April 30, 2018	14,019	$140	698	$15,312	$122,430	$(16,860)	$(48,715)	$(9,091)	$63,216
Net loss	—	—	—	—	—	—	(4,589)	—	(4,589)
Foreign currency translation	—	—	—	—	—	—	—	(141)	(141)
Restricted stock issued	30	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	70	1,637	—	—	—	—	1,637
Preferred stock dividends	—	—	—	—	—	—	(411)	—	(411)
Stock-based compensation	—	—	—	—	242	—	—	—	242
Balances, July 31, 2018	14,049	$140	768	$16,949	$122,672	$(16,860)	$(53,715)	$(9,232)	$59,954

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
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2019 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2019, the results of operations for the three and six months ended July 31, 2019 and 2018, the cash flows for the three and six months ended July 31, 2019 and 2018, and the statement of shareholders’ equity for the six months ended July 31, 2019 and 2018, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2020.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company adopted this guidance in the first fiscal quarter of 2019 and it did not have a material impact on its consolidated financial statements.

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
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019		2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$4,836	$3,611	$8,954		$5,156
Klein	1,841	1,401	3,398		2,877
SAP	—	797	101		1,277
Total revenue recognized at a point in time	$6,677	$5,809	$12,453	—	$9,310
Revenue recognized over time:
Seamap	$68	$203	$274		$410
Total revenue recognized over time	68	203	274	—	410
Total revenue from contracts with customers	$6,745	$6,012	$12,727	—	$9,720

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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
United States	$1,084	$1,124	$1,841	$1,252
Europe, Russia & CIS	2,563	2,747	5,167	4,766
Middle East & Africa	358	122	549	636
Asia-Pacific	1,835	1,979	3,108	2,679
Canada & Latin America	905	40	2,062	387
Total revenue from contracts with customers	$6,745	$6,012	$12,727	$9,720
As of July 31, 2019 and January 31, 2019 contract assets and liabilities consisted of the following:

	July 31, 2019	January 31, 2019
Contract Assets:	(in thousands)
Unbilled revenue - current	$343	$340
Total unbilled revenue	$343	$340
Contract Liabilities:
Deferred revenue & customer deposits - current	$512	$556
Deferred revenue & customer deposits - non-current	6	11
Total deferred revenue & customer deposits	$518	$567

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
The cash portion of the purchase price and other related costs were financed with the sale of 174,046 shares of our 9% Series A Cumulative Preferred Stock to Mitsubishi Heavy Industries, Inc. ("MHI") for $4.0 million.
6. Balance Sheet

	As of July 31, 2019			As of January 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$12,722	$90	$12,812	$14,195	$712	$14,907
Less allowance for doubtful accounts	(2,073)	—	(2,073)	(2,113)	—	(2,113)
Accounts receivable net of allowance for doubtful accounts	$10,649	$90	$10,739	$12,082	$712	$12,794
As of July 31, 2019, the Company has structured payment agreements with two customers totaling $2.1 million. As of January 31, 2019, the Company had structured payment agreements with three customers totaling $3.0 million. Payments expected to be received in more than one year have been classified as long-term receivables and total $90,000 and $712,000 as of July 31, 2019 and January 31, 2019, respectively. The structured payment agreements bear interest at an average rate of approximately 3.2% and 3.6% as of July 31, 2019 and January 31, 2019, respectively. The remaining repayment terms of the structured payment agreements range from one to 30 months.

	July 31, 2019	January 31, 2019
	(in thousands)
Inventories:
Raw materials	$7,060	$5,446
Finished goods	2,300	5,229
Work in progress	4,857	1,322
	14,217	11,997
Less allowance for obsolescence	(1,102)	(1,223)
Total inventories, net	$13,115	$10,774

	July 31, 2019	January 31, 2019
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$143,894	$147,519
Land and buildings	4,055	4,041
Furniture and fixtures	10,205	9,897
Autos and trucks	570	571
	158,724	162,028
Accumulated depreciation and amortization	(146,883)	(147,873)
Total seismic equipment lease pool and property and equipment, net	$11,841	$14,155
As of January 31, 2019, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2019 there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of July 31, 2019.
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
Lease expense for the three and six months ended July 31, 2019 was approximately $290,000 and $590,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 and $20,000, respectively for the three and six months ended July 31, 2019. The Company determined to treat lease costs with an original maturity of less than one year as short-term lease costs and did not record a right-of-use asset or related lease liability for these leases.

Supplemental balance sheet information related to leases as of July 31, 2019 was as follows (in thousands):

Lease	July 31, 2019	April 30, 2019	Impact of ASC 842 Transition
Assets
Operating Leases	$2,738	$3,014	$2,710

Liabilities
Operating lease liabilities	$2,738	$3,014	$2,710

Classification of lease liabilities
Current liabilities	$720	$853
Non-current liabilities	2,018	2,161
Total Operating lease liabilities	$2,738	$3,014
Lease-term and discount rate details as of July 31, 2019 were as follows:

Lease term and discount rate	July 31, 2019
Weighted average remaining lease term (years)
Operating leases	2.2

Weighted average discount rate:
Operating leases	10.02%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands) :

Lease	Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$568

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$592

Maturities of lease liabilities at July 31, 2019 were as follows (in thousands):

July 31, 2019
2020	$720
2021	1,299
2022	749
2023	199
2024	101
Thereafter	73
Total payments under lease agreements	$3,141

Less: imputed interest	(403)
Total lease liabilities	$2,738
8. Goodwill and Other Intangible Assets

	Weighted Average Life at 7/31/2019	July 31, 2019				January 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
			(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.5	$9,295	$(4,611)	$—	$4,684	$9,303	$(4,292)	$—	$5,011
Customer relationships	2.3	5,024	(3,489)	—	1,535	5,024	(3,147)	—	1,877
Patents	5.0	2,440	(1,152)	—	1,288	2,441	(1,028)	—	1,413
Trade name	6.8	894	(58)	—	836	894	(52)	—	842
Developed technology	6.4	1,430	(512)	—	918	1,430	(441)	—	989
Other	4.7	692	(44)	—	648	385	(22)	—	363
Amortizable intangible assets		$19,775	$(9,866)	$—	$9,909	$19,477	$(8,982)	$—	$10,495
On January 31, 2019, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. During the six months ended July 31, 2019 there have been no indicators of impairment.
Aggregate amortization expense was $764,000 and $889,000 for the six months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2020	$961
2021	1,775
2022	1,245
2023	1,141
2024	938
Thereafter	3,849
Total	$9,909
9. Income Taxes
For the six months ended July 31, 2019 the provision for income taxes was approximately $103,000 on a pre-tax net loss of $5.4 million. For the six months ended July 31, 2018 the provision for income taxes was approximately $522,000 on a pre-tax net loss of $10.0 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, plus the effect of foreign withholding taxes.
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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2019. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Cuts and Jobs Act legislation enacted in December 2017. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2019.
For the six months ended July 31, 2019 and July 31, 2018, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,128	12,093	12,124	12,090
Stock options	96	84	64	63
Unvested restricted stock	2	3	2	15
Total weighted average common share equivalents	98	87	66	78
Diluted weighted average common shares outstanding	12,226	12,180	12,190	12,168

For the three and six months ended July 31, 2019 and 2018, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
11. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock"), par value $1.00 per share through an at-the-market ("ATM") offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the company’s board of directors. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM offering program. As of July 31, 2019, the total number of shares sold pursuant to the program was 423,264. For the three and six months ended July 31, 2019, the Company issued 70,282 and 86,938 shares of Preferred Stock under the ATM offering program, respectively. Gross proceeds from these sales for the three and six months ended July 31, 2019 were approximately $1.7 million and $2.1 million, respectively, and the Agent received compensation of approximately $34,000 and $42,000, respectively. The Non-Executive Chairman of the Company received no portion of this compensation.
12. Equity and Stock-Based Compensation
During the three months ended July 31, 2019, the Company’s Board of Directors (the "Board") declared quarterly dividends of $0.5625 per share for our Preferred Stock. The Board also approved the grant of 425,000 non-qualified stock options and 37,000 shares of restricted stock during the second quarter of fiscal 2020. The non-qualified stock options had an average option price of $4.13 while the restricted stock was granted at an average price of $3.98 per share. Refer to Note 11 for additional details related to the issuance of preferred shares under the Company's ATM offering program.
Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2019 was approximately $169,000 and $341,000, respectively, and during the three and six months ended July 31, 2018 was approximately $237,000 and $461,000, respectively.
13. Sale of Subsidiaries
During the quarter ended April 30, 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two years note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company. We received payment of the working capital adjustment in August of 2019. The working capital adjustment receivable and the note receivable were recorded as other current and other non-current assets, respectively, as of July 31, 2019.
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (the “Buyer”) for total contractual proceeds of approximately $1.2 million U.S. dollars. Our agreement with the Buyer stipulated a series of eight (8) payments totaling the contractual proceeds, plus interest accruing at a rate of 9% per annum, with the final payment to be received on or before August 31, 2019. Through July 31, 2019 the Buyer has made payments totaling approximately $495,000. We are working with the Buyer and expect the remaining balance of contractual proceeds due, together with applicable interest, to be paid in full. The amounts due from Buyer were recorded in accounts receivable at July 31, 2019 and January 31, 2019. As a result of the sale, the Company recorded a loss of approximately $4.9 million including recognition of approximately $5.4 million of cumulative translation losses which had been historically recorded in Accumulated Other Comprehensive Loss, a component of equity.
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
Financial information by business segment is set forth below (net of any allocations):

	Total Assets
	As of July 31, 2019	As of January 31, 2019
	(in thousands)
Marine Technology Products	$47,057	$44,832
Equipment Leasing	15,990	20,469
Consolidated	$63,047	$65,301
Results for the three months ended July 31, 2019 and 2018 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2019	2018	2019	2018	2019	2018
Marine Technology Products	$6,745	$6,012	$(718)	$(1,016)	$(621)	$(973)
Equipment Leasing	2,175	2,473	(1,551)	(2,655)	(1,674)	(2,626)
Corporate expenses	—	—	(793)	(905)	(793)	(905)
Eliminations	(22)	(135)	—	—	—	—
Consolidated	$8,898	$8,350	$(3,062)	$(4,576)	$(3,088)	$(4,504)
Results for the six months ended July 31, 2019 and 2018 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2019	2018	2019	2018	2019	2018
Marine Technology Products	$12,727	$9,720	$(1,879)	$(3,391)	$(1,782)	$(3,322)
Equipment Leasing	6,110	6,520	(1,940)	(5,022)	(1,967)	(4,916)
Corporate expenses	—	—	(1,699)	(1,735)	(1,699)	(1,735)
Eliminations	(82)	(277)	—	—	—	1
Consolidated	$18,755	$15,963	$(5,518)	$(10,148)	$(5,448)	$(9,972)

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. Revenue from the Marine Technology Products segment includes sales of Seamap products, sales of Klein products and sales of oceanographic and hydrographic products by SAP. As of January 31, 2019, the assets related to our SAP operations were classified as held for sale. We completed the sale of SAP during the quarter ended April 30, 2019. This segment operates from locations near Bristol, United Kingdom, Salem, New Hampshire, Singapore, and, prior to the sale of SAP, Brisbane, Australia. During fiscal 2019 we established a new facility in Malaysia for the manufacture and repair of the SeaLink product line discussed in more detail below. This facility is in close proximity to our Singapore facility.
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
The following table presents certain operating information by operating segment.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Marine technology products	$6,745	$6,012	$12,727	$9,720
Equipment Leasing	2,175	2,473	6,110	6,520
Less inter-segment sales	(22)	(135)	(82)	(277)
Total revenues	8,898	8,350	18,755	15,963
Cost of sales:
Marine technology products	3,909	3,351	7,424	5,579
Equipment Leasing	2,129	3,274	4,790	7,556
Less inter-segment costs	(22)	(135)	(82)	(277)
Total costs of sales	6,016	6,490	12,132	12,858
Gross profit (loss)
Marine technology products	2,836	2,661	5,303	4,141
Equipment leasing	46	(801)	1,320	(1,036)
Total gross profit	2,882	1,860	6,623	3,105
Operating expenses:
Selling, general and administrative	4,795	5,504	10,027	11,134
Research and development	498	312	813	682
Provision for doubtful accounts	—	—	—	200
Depreciation and amortization	651	620	1,301	1,237
Total operating expenses	5,944	6,436	12,141	13,253
Operating loss	$(3,062)	$(4,576)	$(5,518)	$(10,148)

Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(3,136)	$(4,589)	$(5,551)	$(10,494)
Interest expense (income), net	11	(17)	22	(35)
Depreciation and amortization	1,829	3,096	3,960	6,399
Provision for income taxes	48	85	103	522
EBITDA (1)	(1,248)	(1,425)	(1,466)	(3,608)
Non-cash foreign exchange losses	89	62	141	13
Stock-based compensation	169	242	341	368
Cost of lease pool sales	38	7	94	634
Adjusted EBITDA (1)	$(952)	$(1,114)	$(890)	$(2,593)
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash used in operating activities	$(1,652)	$(2,433)	$(3,503)	$(5,799)
Stock-based compensation	(169)	(242)	(341)	(368)
Provision for doubtful accounts	—	—	—	(200)
Provision for inventory obsolescence	—	(115)	—	(115)
Changes in accounts receivable (current and long-term)	(27)	(398)	(103)	(1,886)
Interest paid	13	1	27	2
Taxes paid, net of refunds	85	222	182	268
Gross profit from sale of lease pool equipment	417	710	780	1,246
Changes in inventory	1,871	562	2,372	1,406
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(987)	875	(582)	609
Changes in prepaid expenses and other current assets	(661)	(85)	11	1,435
Foreign exchange losses, net	(153)	(48)	(137)	(64)
Other	15	(474)	(172)	(142)
EBITDA (1)	$(1,248)	$(1,425)	$(1,466)	$(3,608)

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

Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) beginning in fiscal 2019 SeaLink marine sensors and solid streamer systems (collectively the "SeaLink" product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. We completed the sale of SAP in the first quarter of fiscal 2020.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at July 31, 2019 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These amounts are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or which is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
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

The market for products produced and sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. Recent increased activity for ocean bottom node surveys has resulted in additional inquiries for Seamap's source controller and RGPS positioning products. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the SeaLink product line, which was introduced in the first quarter of fiscal 2019, will further expand the opportunities for Seamap and allow us to bundle various products and equipment for a given project. Although the Sealink product line did not make a significant contribution in fiscal 2019, due mainly to the costs associated with opening a new production facility and initiating manufacturing and repair activities of the towed streamer products,we expect increasing revenues from this product line in fiscal 2020 and beyond. Based on orders received to date, we believe our production facility in Malaysia will operate near capacity for the balance of fiscal 2020. We are investigating various ways in which to increase our capacity in that facility.

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
During the three and six months ended July 31, 2019 our Marine Technologies Products segment has experienced an increase in both inquiries and order activity. As of July 31, 2019 our backlog of firm orders for this segment was approximately $14.1 million, as compared to approximately $11.0 million as of April 30, 2019 and $8.7 million as of January 31, 2019. We expect substantially all of these orders to be completed within fiscal 2020. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly. During the second quarter of fiscal 2020, we received the first orders for, what we believe to be, revolutionary sonar technology that was introduced in the first quarter of this fiscal year. We expect to deliver these initial orders in the third quarter of fiscal 2020 and are pursuing a number of other opportunities for this technology with commercial and military customers. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a number of factors, including competitive factors and budget limitations. Therefore, the timing of contract awards is often difficult to predict. We also are pursuing a number of opportunities related to activity within the marine seismic industry. Certain projects for which we anticipate providing equipment, including source controllers, have not progressed as rapidly as we had anticipated and had been indicated by our customers. Based on information from our customers, we believe these projects remain viable and will proceed. However, the timing of orders and delivery of products is uncertain.
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
A significant portion of our revenues are generated from foreign sources. For the six months ended July 31, 2019 and 2018, revenues from international customers totaled approximately $15.2 million and $13.4 million, respectively. These amounts represent 81% and 84% of consolidated revenues in those fiscal periods, respectively. The majority of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices during the comparable periods, except as described above.
Results of Operations
Revenues for the three months ended July 31, 2019 were approximately $8.9 million compared to approximately $8.4 million for the three months ended July 31, 2018. For the six months ended July 31, 2019 revenues were approximately $18.8 million, compared to approximately $16.0 million for the six months ended July 31, 2018. The increase in the second quarter of fiscal year 2020 is due to higher Marine Technology Product revenue, an increase in other equipment sales offset by lower lease pool and equipment leasing revenue between the periods. The increase in the fiscal 2020 six-month period compared to the prior year is primarily due to higher Marine Technology Product revenue offset by reduced lease pool equipment and other equipment sales. For the three months ended July 31, 2019, we generated an operating loss of approximately $3.1 million, compared to an operating loss of approximately $4.6 million for the three months ended July 31, 2018. For the six months ended July 31, 2019, we generated an operating loss of approximately $5.5 million, compared to an operating loss of approximately $10.1 million for the six months ended July 31, 2018. The decrease in operating loss for the three and six month periods ended July 31, 2019 is due primarily to contribution from incremental Marine Technology Product sales, improved margins in our Equipment Leasing segment and lower general and administrative costs as a result of cost cutting measures implemented in fiscal 2019 and the sale of our MSE and SAP subsidiaries. A more detailed explanation of these variations follows.
Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Seamap	$4,904	$3,814	$9,228	$5,566
Klein	1,841	1,591	3,402	3,103
SAP	—	797	101	1,277
Intra-segment sales	—	(190)	(4)	(226)
	6,745	6,012	12,727	9,720
Cost of sales:
Seamap	2,307	1,785	4,630	2,629
Klein	1,602	1,090	2,703	2,126
SAP	—	666	95	1,064
Intra-segment sales	—	(190)	(4)	(240)
	3,909	3,351	7,424	5,579
Gross profit	$2,836	$2,661	$5,303	$4,141
Gross profit margin	42%	44%	42%	43%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. Although demand remains soft within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on remaining vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. The gross profit and gross profit margins generated by sales of Seamap products were approximately $2.6 million and 53% in the second quarter of fiscal 2020 and approximately $2.0 million and 53% in the second quarter of fiscal 2019. The gross profit and gross profit margins generated by sales of Seamap products were approximately $4.6 million and 50% during the six-month period ended July 31, 2019 and approximately $2.9 million and 53% during the six month period ended July 31, 2018. The fluctuation in gross profit margin among the periods was due primarily to changes in product mix. The first quarter and first six months of fiscal 2020 included approximately $1.0 million and $1.8 million, respectively, in revenue related to our SeaLink product line that was introduced in the first quarter of fiscal 2019. During the second quarter of fiscal 2020 we delivered the first new-build SeaLink system to a customer in Asia.
Revenue from the sale of Klein products was approximately $1.8 million for the second quarter of fiscal 2020, moderately higher than the revenue generated in the comparable period of fiscal 2019. Gross profit was lower between the periods at $239,000 and $501,000 for the second quarter of fiscal 2020 and 2019, respectively. The decline in gross profit margin in the second quarter of fiscal 2019 was due to certain production inefficiencies related to the introduction of new products and activities surrounding the implementation of a new manufacturing resource planning system.
During the first quarter of fiscal 2020 we completed the sale of SAP thus resulting in no revenues from SAP for the second quarter of fiscal 2020 compared to $797,000 for the same period in the prior fiscal year. For the six month periods ended July 31, 2019 and 2018, revenue from SAP was approximately $101,000 and $1.3 million, respectively.
Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
Equipment leasing	$1,373	$1,630	$4,751	$4,327
Lease pool equipment sales	455	718	874	1,881
Other equipment sales	347	125	485	312
	2,175	2,473	6,110	6,520
Cost of sales:
Direct costs-equipment leasing	737	797	1,702	1,725
Lease pool depreciation	1,143	2,445	2,589	5,099
Cost of lease pool equipment sales	38	7	94	634
Cost of other equipment sales	211	25	405	98
	2,129	3,274	4,790	7,556
Gross profit (loss)	$46	$(801)	$1,320	$(1,036)
Equipment leasing revenues during the second quarter of fiscal 2020 decreased approximately 16% to $1.4 million compared to $1.6 million for the second quarter of fiscal 2019 and increased approximately 10% in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019. The decrease in the second quarter is primarily due to reduced activity in the Europe and Singapore during the period. The increase in the six month period ended July 31, 2019 was driven by higher land leasing in North America offset by lower revenues from Canada, Europe, Singapore and Russia. Marine leasing revenue decreased in the current fiscal quarter compared to the same period in the prior fiscal year.
Direct costs related to equipment leasing were relatively flat at $737,000 and $797,000 for the second quarter of fiscal 2020 and 2019, respectively. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenue. However, these costs also include sub-lease payments to certain OEM’s under revenue sharing arrangements which do fluctuate with the level of leasing revenue. For the second quarter of fiscal 2020, lease pool depreciation decreased approximately $1.3 million or 53% from the same period in the prior fiscal year. The decrease reflects the recent sales of lease pool equipment, including the sale of MSE during the third quarter of fiscal 2019, reduced purchases of lease pool equipment and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the three months ended July 31, 2019 decreased approximately $700,000 to $4.8 million compared to $5.5 million for the three months ended July 31, 2018. General and administrative expenses for the six months ended July 31, 2019 decreased approximately $1.1 million to $10.0 million compared to $11.1 million for the six months ended July 31, 2018. The decrease to general and administrative expenses is primarily due to strategic restructuring activities implemented in fiscal 2019, plus lower costs due to the sale of MSE and SAP.
Depreciation and amortization expense includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $651,000 and $1.3 million in the three and six month periods ended July 31, 2019, respectively, as compared to approximately $620,000 and $1.2 million in the three and six month periods ended July 31, 2018, respectively. The small increase in depreciation and amortization expense in the three and six month periods of fiscal 2020 primarily reflects asset additions associated with the start-up of our Malaysian manufacturing facility and the amortization of intangible assets related to our software upgrade implementation.
Provision for Income Taxes
Our tax provision for the three and six months ended July 31, 2019 was approximately $48,000 and approximately $103,000, respectively. For the three and six months ended July 31, 2018, our tax provision was approximately $85,000 and approximately $522,000, respectively. We recorded tax provisions in the three and six month periods ended July 31, 2019 and 2018, despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity and capital in recent periods have been cash on hand, proceeds from the sale of lease pool equipment and net proceeds from the issuance of Preferred Stock. We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and net proceeds from the issuance of Preferred Stock. As of July 31, 2019 we had 76,736 of our Preferred Stock remaining available to be issued through our ATM program. We may also generate cash from the sale of additional lease pool equipment from time to time. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or other equity securities.
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(3,503)	$(5,799)
Net cash provided by (used in) investing activities	622	(2,081)
Net cash provided by financing activities	1,036	4,654
Effect of changes in foreign exchange rates on cash and cash equivalents	(65)	189
Net decrease in cash and cash equivalents	$(1,910)	$(3,037)

As of July 31, 2019, we had working capital of approximately $26.8 million, including cash and cash equivalents and restricted cash of approximately $7.6 million, as compared to working capital of approximately $28.8 million, including cash and cash equivalents and restricted cash of approximately $9.5 million, at January 31, 2019. During the second quarter of fiscal year 2020, we committed to purchase approximately $3.1 million of lease pool equipment. In connection with this commitment we paid a cash deposit of $1.6 million which is classified as prepaid expenses and other current assets on our condensed consolidated balance sheet as of July 31, 2019.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.5 million in the first six months of fiscal 2020 as compared to approximately $5.8 million of net cash used in operating activities in the first six months in fiscal 2019. The decrease in net cash used in operating activities resulted primarily from the change in earnings between the periods and changes in working capital items such as accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. Cash provided from investing activities increased during the first six months of fiscal 2020 compared to the same period in the prior year. The increase is primarily due to a cash outlay of $3.0 million in the first quarter of fiscal 2019 for the purchase of Hydroscience. Refer to Note 5 to our condensed consolidated financial statements for further discussion.
In the first six months of fiscal 2020 proceeds from the sale of lease pool equipment totaled approximately $1.2 million compared to approximately $2.8 million in the first six months of fiscal 2019. From time to time we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable.

We expect that proceeds from any additional sales of lease pool equipment will be reinvested in other lease pool equipment, deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first six months of fiscal 2020 consisted of approximately $2.0 million from sales of Preferred Stock, offset by $970,000 of Preferred Stock dividend payments, as compared to approximately $5.5 million of proceeds from sales of preferred stock, offset by approximately $796,000 of Preferred Stock dividend payments in the prior year period. Sales of Preferred Stock during the first six months of fiscal 2019 included $4.0 million of proceeds from a privately negotiated transaction with MHI. See Note 5 to our condensed consolidated financial statements for more details. Based on the Preferred Stock outstanding at July 31, 2019, annual dividend requirements are approximately $2.1 million.
We currently do not have a line of credit or other bank credit facilities. From time to time we may engage in discussions with one or more commercial banks regarding establishing a credit facility or facilities. There can be no assurance that we will be able to establish any such facilities. We would intend to use such facilities for short-term working capital needs and to support letter of credit requirements from time to time. In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of July 31, 2019 we had provided approximately $150,000 of cash collateral to secure these obligations.
As of July 31, 2019 we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $4.9 million. We believe all $4.9 million of these deposits could be distributed to the United States without any adverse tax consequences.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in Canadian dollars and British pound sterling. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2019, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.4 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $140,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar and British pound sterling. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 5% of our net assets as of July 31, 2019 were impacted by changes in foreign currencies in relation to the U.S. dollar.

Interest Rate Risk
As of July 31, 2019, we have no interest bearing bank debt on our balance sheet
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of July 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

3.5	Certificate of Second Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated February 7, 2018	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on February 12, 2018.	001-13490	3.1

10.1	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Form S-8 filed with the SEC on September 5, 2019.	333-233635	10.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

MITCHAM INDUSTRIES, INC.

Date: September 5, 2019	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)