Form 10-Q
period 2019-10-31
MITCHAM INDUSTRIES INC
filed 2019-12-05
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
(936) 291-2277
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.01 par value per share	MIND	The NASDAQ Stock Market LLC
Series A Preferred Stock - $1.00 par value per share	MINDP	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,167,233 shares of common stock, $0.01 par value, were outstanding as of December 3, 2019.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,650	$9,389
Restricted cash	149	160
Accounts receivable, net of allowance for doubtful accounts of $2,069 and $2,113 at October 31, 2019 and January 31, 2019, respectively	12,947	12,082
Inventories, net	13,559	10,774
Prepaid expenses and other current assets	1,521	1,735
Assets held for sale	—	2,202
Total current assets	32,826	36,342
Seismic equipment lease pool and property and equipment, net	14,021	14,155
Operating lease right-of-use assets	2,455	—
Intangible assets, net	9,453	10,495
Goodwill	2,531	2,531
Deferred tax asset	68	68
Long-term receivables, net of allowance for doubtful accounts of $- at October 31, 2019 and January 31, 2019	—	712
Other assets	1,142	712
Long-term assets held for sale	—	286
Total assets	$62,496	$65,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,483	$1,534
Deferred revenue	210	1,040
Accrued expenses and other current liabilities	5,174	3,738
Income taxes payable	65	224
Operating lease liabilities - current	367	—
Liabilities held for sale	—	892
Total current liabilities	9,299	7,428
Operating lease liabilities - non-current	2,088	—
Other non-current liabilities	1,031	1,195
Total liabilities	12,418	8,623
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 928 and 830 shares issued and outstanding at October 31, 2019 and January 31, 2019, respectively	20,540	18,330
Common stock, $0.01 par value; 20,000 shares authorized; 14,097 and 14,049 shares issued at October 31, 2019 and January 31, 2019, respectively	141	140
Additional paid-in capital	123,721	123,085
Treasury stock, at cost (1,929 shares at October 31, 2019 and January 31, 2019)	(16,860)	(16,860)
Accumulated deficit	(73,044)	(63,973)
Accumulated other comprehensive loss	(4,420)	(4,044)
Total shareholders’ equity	50,078	56,678
Total liabilities and shareholders’ equity	$62,496	$65,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Sale of marine technology products	$8,062	$9,277	$20,762	$18,720
Equipment leasing	2,305	3,166	7,002	7,493
Sale of lease pool and other equipment	296	2,208	1,654	4,401
Total revenues	10,663	14,651	29,418	30,614
Cost of sales:
Sale of marine technology products	4,728	4,904	12,070	10,206
Equipment leasing (including lease pool depreciation of $1,168 and $2,176 for the three months ended October 31, 2019 and 2018, respectively, and $3,757 and $7,275 for the nine months ended October 31, 2019 and 2018, respectively)	1,833	3,296	6,124	10,120
Equipment sales	51	1,227	550	1,959
Total cost of sales	6,612	9,427	18,744	22,285
Gross profit	4,051	5,224	10,674	8,329
Operating expenses:
Selling, general and administrative	4,705	4,819	14,732	15,953
Research and development	629	175	1,442	857
Provision for doubtful accounts	—	—	—	200
Depreciation and amortization	646	579	1,947	1,816
Total operating expenses	5,980	5,573	18,121	18,826
Operating loss	(1,929)	(349)	(7,447)	(10,497)
Other income (expense):
Loss on sale (including $5,355 of net cumulative translation loss)	—	(4,905)	—	(4,905)
Interest (expense) income, net	(12)	12	(34)	47
Other, net	(27)	(198)	65	(57)
Total other (expense) income	(39)	(5,091)	31	(4,915)
Loss before income taxes	(1,968)	(5,440)	(7,416)	(15,412)
(Provision) benefit for income taxes	(60)	249	(163)	(273)
Net loss	$(2,028)	$(5,191)	$(7,579)	$(15,685)
Preferred stock dividends	(522)	(449)	(1,492)	(1,245)
Net loss attributable to common shareholders	$(2,550)	$(5,640)	$(9,071)	$(16,930)
Net loss per common share:
Basic	$(0.21)	$(0.47)	$(0.75)	$(1.40)
Diluted	$(0.21)	$(0.47)	$(0.75)	$(1.40)
Shares used in computing net loss per common share:
Basic	12,158	12,119	12,135	12,100
Diluted	12,158	12,119	12,135	12,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(2,550)	$(5,640)	$(9,071)	$(16,930)
Change in cumulative translation adjustment for sale of foreign entity	—	5,355	—	5,355
Other changes in cumulative translation adjustment	115	(284)	(376)	(663)
Comprehensive loss attributable to common shareholders	$(2,435)	$(569)	$(9,447)	$(12,238)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,579)	$(15,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,806	9,184
Stock-based compensation	611	575
Provision for doubtful accounts, net of charge offs	—	200
Provision for inventory obsolescence	23	140
Gross profit from sale of lease pool equipment	(987)	(1,848)
Loss on sale of business	—	4,905
Deferred tax expense	135	(365)
Non-Current prepaid tax	(157)	472
Changes in:
Accounts receivable	(1,020)	(878)
Unbilled revenue	(302)	(2,435)
Inventories	(2,835)	(1,304)
Prepaid expenses and other current assets	240	(1,158)
Accounts payable, accrued expenses and other current liabilities	(392)	(626)
Deferred revenue	1,979	527
Foreign exchange losses net of gains	230	336
Net cash used in operating activities	(4,248)	(7,960)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(1,939)	(1,424)
Acquisition of assets	—	(3,000)
Purchases of property and equipment	(893)	(696)
Sale of used lease pool equipment	1,415	4,124
Sale of business, net of cash sold	239	(147)
Net cash used in investing activities	(1,178)	(1,143)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	—
Net proceeds from preferred stock offering	2,211	6,135
Preferred stock dividends	(1,492)	(1,245)
Net cash provided by financing activities	744	4,890
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(68)	(314)
Net decrease in cash, cash equivalents and restricted cash	(4,750)	(4,527)
Cash, cash equivalents and restricted cash, beginning of period	9,549	10,146
Cash, cash equivalents and restricted cash, end of period	$4,799	$5,619
Supplemental cash flow information:
Interest paid	$40	$2
Income taxes paid	$325	$414
Purchases of seismic equipment held for lease in accounts payable at end of period	$753	$264
Purchase of seismic equipment held for lease through settlement of accounts receivable	$826	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock				Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(2,415)	—	(2,415)
Foreign currency translation	—	—	—	—	—	—	—	(450)	(450)
Preferred stock offering	—	—	17	409	—	—	—	—	409
Preferred stock dividends	—	—	—	—	—	—	(471)	—	(471)
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balances, April 30, 2019	14,049	$140	847	$18,739	$123,257	$(16,860)	$(66,859)	$(4,494)	$53,923
Net loss	—	—	—	—	—	—	(3,136)	—	(3,136)
Foreign currency translation	—	—	—	—	—	—	—	(41)	(41)
Equity Compensation	9	1	—	—	25	—	—	—	26
Preferred stock offering	—	—	70	1,571	—	—	—	—	1,571
Preferred stock dividends	—	—	—	—	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	—	170	—	—	—	170
Balances, July 31, 2019	14,058	$141	917	$20,310	$123,452	$(16,860)	$(70,494)	$(4,535)	$52,014
Net loss	—	—	—	—	—	—	(2,028)	—	(2,028)
Foreign currency translation	—	—	—	—	—	—	—	115	115
Restricted stock issued	39	—	—	—	(1)	—	—	—	(1)
Preferred stock offering	—	—	11	230	—	—	—	—	230
Preferred stock dividends	—	—	—	—	—	—	(522)	—	(522)
Stock-based compensation	—	—	—	—	270	—	—	—	270
Balances, October 31, 2019	14,097	$141	928	$20,540	$123,721	$(16,860)	$(73,044)	$(4,420)	$50,078

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2018	14,019	$140	532	$11,544	$122,304	$(16,860)	$(42,425)	$(8,854)	$65,849
Net loss	—	—	—	—	—	—	(5,905)	—	(5,905)
Foreign currency translation	—	—	—	—	—	—	—	(237)	(237)
Preferred stock offering	—	—	166	3,768	—	—	—	—	3,768
Preferred stock dividends	—	—	—	—	—	—	(385)	—	(385)
Stock-based compensation	—	—	—	—	126	—	—	—	126
Balances, April 30, 2018	14,019	$140	698	$15,312	$122,430	$(16,860)	$(48,715)	$(9,091)	$63,216
Net loss	—	—	—	—	—	—	(4,589)	—	(4,589)
Foreign currency translation	—	—	—	—	—	—	—	(141)	(141)
Restricted stock issued	30	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	70	1,637	—	—	—	—	1,637
Preferred stock dividends	—	—	—	—	—	—	(411)	—	(411)
Stock-based compensation	—	—	—	—	242	—	—	—	242
Balances, July 31, 2018	14,049	$140	768	$16,949	$122,672	$(16,860)	$(53,715)	$(9,232)	$59,954
Net loss	—	—	—	—	—	—	(5,191)	—	(5,191)
Foreign currency translation	—	—	—	—	—	—	—	5,071	5,071
Preferred stock offering	—	—	30	662	—	—	—	—	662
Preferred stock dividends	—	—	—	—	—	—	(449)	—	(449)
Stock-based compensation	—	—	—	—	207	—	—	—	207
Balances, October 31, 2018	14,049	$140	798	$17,611	122,879	$(16,860)	$(59,355)	$(4,161)	$60,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore, Malaysia, the United Kingdom and Texas. The Company, together with its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”); its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”); its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”); and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. In February 2019 the Company sold its wholly owned Australian subsidiary Seismic Asia Pacific Pty Ltd (“SAP”) and in August 2018 the Company sold its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”). See Note 13 to our condensed consolidated financial statements for more information. All intercompany transactions and balances have been eliminated in consolidation.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2019 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2019, the results of operations for the three and nine months ended October 31, 2019 and 2018, the cash flows for the three and nine months ended October 31, 2019 and 2018, and the statement of shareholders’ equity for the nine months ended October 31, 2019 and 2018, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2020.
3. New Accounting Pronouncements
In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. Considering the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company adopted the SEC’s amendment to interim disclosures in the first quarter of fiscal 2020 and has presented the changes in shareholders’ equity on an interim basis.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) as modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The Company adopted the standard effective February 1, 2019. We have elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at February 1, 2019 and we have elected to apply several of the practical expedients in conjunction with accounting policy elections. See Note 7 to our condensed consolidated financial statements for additional details.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. The Company adopted this guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

4. Revenue from Contracts with Customers
Effective February 1, 2018 the Company adopted ASU 2014-09 as amended (the “New Revenue Standard” or “Topic 606”), using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018. Results for reporting periods beginning after January 31, 2018 are presented under Topic 606 and pertain only to our Marine Technology Products segment. Revenues related to our Equipment Leasing segment are not included in the scope of Topic 606.
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019		2018
Revenue recognized at a point in time:	(in thousands)
Seamap	$5,447	$5,356	$14,401		$10,512
Klein	2,380	2,683	5,778		5,560
SAP	—	1,085	101		2,362
Total revenue recognized at a point in time	$7,827	$9,124	$20,280	—	$18,434
Revenue recognized over time:
Seamap	$238	$181	$512		$591
Total revenue recognized over time	238	181	512	—	591
Total revenue from contracts with customers	$8,065	$9,305	$20,792	—	$19,025

The revenue from products manufactured and sold by our Seamap and Klein businesses, as well as the revenue from products marketed and sold by our SAP business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA’s is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract, which is typically twelve months. The Company sold SAP during the first quarter of fiscal 2020. See Note 13 to our condensed consolidated financial statements for more information.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
United States	$1,376	$1,104	$3,217	$2,356
Europe, Russia & CIS	3,650	5,629	8,817	10,395
Middle East & Africa	810	515	1,359	1,151
Asia-Pacific	1,257	1,820	4,365	4,499
Canada & Latin America	972	237	3,034	624
Total revenue from contracts with customers	$8,065	$9,305	$20,792	$19,025
As of October 31, 2019, and January 31, 2019, contract assets and liabilities consisted of the following:

	October 31, 2019	January 31, 2019
Contract Assets:	(in thousands)
Unbilled revenue - current	$38	$340
Total unbilled revenue	$38	$340
Contract Liabilities:
Deferred revenue & customer deposits - current	$2,544	$556
Deferred revenue & customer deposits - non-current	3	11
Total deferred revenue & customer deposits	$2,547	$567

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
5. Acquisition of Assets
In February 2018, the Company completed the acquisition of intellectual property and certain other assets from Hydroscience Technologies, Inc. and Solid Seismic LLC (collectively, “Hydroscience”). Hydroscience designed, manufactured and sold marine sensors and solid streamer technology products primarily for the hydrographic and seismic industries. In April 2017, Hydroscience filed for bankruptcy protection. The Company acquired the assets pursuant to an Asset Purchase Agreement and Sale Order (collectively, the “Agreement”) that were approved by the bankruptcy court on January 31, 2018. Under the terms of the Agreement, the Company acquired certain specified intangible and tangible assets free and clear of all prior claims and encumbrances, and assumed no liabilities, contracts or prior warranty obligations. Details of the purchase price and the allocation of the purchase price to the assets acquired are as follows (in thousands):

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
6. Balance Sheet

	As of October 31, 2019			As of January 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$15,016	$—	$15,016	$14,195	$712	$14,907
Less allowance for doubtful accounts	(2,069)	—	(2,069)	(2,113)	—	(2,113)
Accounts receivable net of allowance for doubtful accounts	$12,947	$—	$12,947	$12,082	$712	$12,794
As of October 31, 2019, the Company has structured payment agreements with two customers totaling $1.5 million. As of January 31, 2019, the Company had structured payment agreements with three customers totaling $3.0 million. Payments expected to be received in more than one year have been classified as long-term receivables and total approximately $712,000 as of January 31, 2019. The structured payment agreements bear interest at an average rate of approximately 4.3% and 3.6% as of October 31, 2019 and January 31, 2019, respectively.

	October 31, 2019	January 31, 2019
	(in thousands)
Inventories:
Raw materials	$7,363	$5,446
Finished goods	3,602	5,229
Work in progress	3,730	1,322
	14,695	11,997
Less allowance for obsolescence	(1,136)	(1,223)
Total inventories, net	$13,559	$10,774

	October 31, 2019	January 31, 2019
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$145,914	$147,519
Land and buildings	4,213	4,041
Furniture and fixtures	10,450	9,897
Autos and trucks	571	571
	161,148	162,028
Accumulated depreciation and amortization	(147,127)	(147,873)
Total seismic equipment lease pool and property and equipment, net	$14,021	$14,155
As of January 31, 2019, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2019, there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of October 31, 2019.
7. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which was modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively the “New Lease Standard”). The New Lease Standard requires organizations that lease assets ("lessees") to recognize the assets and liabilities of the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The New Lease Standard also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The New Lease Standard was effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provided additional relief in the comparative reporting requirements for initial adoption of the New Lease Standard. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 provided an additional transition method allowing entities to initially apply the New Lease Standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.
The Company adopted the New Lease Standard effective February 1, 2019. We elected to apply the current period transition approach as introduced by ASU 2018-11 and we elected to apply the following practical expedients and accounting policy decisions.
We elected a package of transition expedients, which must be elected together, that allowed us to forgo reassessing certain conclusions reached under ASC 840. All expedients in this package were applied together for all leases that commenced before the effective date, February 1, 2019, of the adoption of the New Lease Standard. As a result, in transitioning to the New Lease Standard, for existing leases as of February 1, 2019, we continued to use judgments made under ASC 840 related to embedded leases, lease classification and accounting for initial direct costs. In addition, we have chosen, as an accounting policy election by class of underlying asset, not to separate non-lease components from the associated lease for all our leased asset classes, excluding for Real Estate related leases. As a result, for classes of Automobiles, Office Equipment and Manufacturing Equipment, we account for each separate lease component and the non-lease components associated with that lease as a single lease component.
The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, Colombia, United Kingdom and Canada.
Adoption of the New Lease Standard did have a material impact on our consolidated balance sheet as we recorded right-of-use assets and the corresponding lease liabilities related to our operating leases of approximately $3.0 million, each. The Company determined to treat lease costs with an original maturity of less than one year as short-term lease costs and did not record a right-of-use asset or related lease liability for these leases. The new standard did not have a material impact on our consolidated statements of operations or our statements of cash flows.
Lease expense for the three and nine months ended October 31, 2019 was approximately $294,000 and $881,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 and $30,000 for the three and nine months ended October 31, 2019, respectively.

Supplemental balance sheet information related to leases as of October 31, 2019 was as follows (in thousands):

Lease	October 31, 2019	Impact of ASC 842 Transition
Assets
Operating lease assets	$2,455	$2,710

Liabilities
Operating lease liabilities	$2,455	$2,710

Classification of lease liabilities
Current liabilities	$367
Non-current liabilities	2,088
Total Operating lease liabilities	$2,455
Lease-term and discount rate details as of October 31, 2019 were as follows:

Lease term and discount rate	October 31, 2019
Weighted average remaining lease term (years)
Operating leases	1.9

Weighted average discount rate:
Operating leases	10.02%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(881)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$592

Maturities of lease liabilities at October 31, 2019 were as follows (in thousands):

October 31, 2019
2020	$367
2021	1,299
2022	749
2023	199
2024	101
Thereafter	73
Total payments under lease agreements	$2,788

Less: imputed interest	(333)
Total lease liabilities	$2,455

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 10/31/2019	October 31, 2019				January 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
			(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.2	$9,293	$(4,766)	$—	$4,527	$9,303	$(4,292)	$—	$5,011
Customer relationships	2.1	5,024	(3,660)	—	1,364	5,024	(3,147)	—	1,877
Patents	4.8	2,440	(1,215)	—	1,225	2,441	(1,028)	—	1,413
Trade name	6.6	894	(60)	—	834	894	(52)	—	842
Developed technology	6.2	1,430	(548)	—	882	1,430	(441)	—	989
Other	4.6	680	(59)	—	621	385	(22)	—	363
Amortizable intangible assets		$19,761	$(10,308)	$—	$9,453	$19,477	$(8,982)	$—	$10,495
On January 31, 2019, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. The goodwill related to our Klein reporting unit was fully impaired in fiscal 2018. During the nine months ended October 31, 2019 there have been no indicators of impairment.
Aggregate amortization expense was $457,000 and $1.3 million for the nine months ended October 31, 2019 and 2018, respectively. As of October 31, 2019, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2020	$498
2021	1,762
2022	1,242
2023	1,138
2024	934
Thereafter	3,879
Total	$9,453
9. Income Taxes
For the nine months ended October 31, 2019, the provision for income taxes was approximately $163,000 on a pre-tax net loss of $7.4 million. For the nine months ended October 31, 2018, the provision for income taxes was approximately $273,000 on a pre-tax net loss of $15.4 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, plus the effect of foreign withholding taxes.
The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal and state income tax returns are subject to examination by the Internal Revenue Service and state tax authorities for fiscal years ended January 31, 2017 through 2019. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2014 through 2019.
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2019. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the Tax Cuts and Jobs Act legislation enacted in December 2017. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2019.
For the nine months ended October 31, 2019 and 2018, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,158	12,119	12,135	12,100
Stock options	44	92	80	73
Unvested restricted stock	2	3	2	10
Total weighted average common share equivalents	46	95	82	83
Diluted weighted average common shares outstanding	12,204	12,214	12,217	12,183

For the three and nine months ended October 31, 2019 and 2018, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
11. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock"), par value $1.00 per share through an at-the-market ("ATM") offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM offering program. As of October 31, 2019, the total number of shares sold pursuant to the program was 433,564. For the three and nine months ended October 31, 2019, the Company issued 10,300 and 97,238 shares, respectively, of Preferred Stock under the ATM offering program. Gross proceeds from these sales for the three and nine months ended October 31, 2019 were approximately $241,000 and $2.4 million, respectively, and the Agent received compensation of approximately $5,000 and $47,000, respectively. The Non-Executive Chairman of the Company's board of directors received no portion of this compensation.
12. Equity and Stock-Based Compensation
During the three months ended October 31, 2019, the Company’s board of directors (the "Board") declared quarterly dividends of $0.5625 per share for our Preferred Stock. The Board also approved the grant of 80,000 non-qualified stock options and 5,500 shares of restricted stock during the third quarter of fiscal 2020. The non-qualified stock options had an average option price of $3.72 while the restricted stock was granted at an average price of $3.95 per share. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2019 was approximately $270,000 and $611,000, respectively, and during the three and nine months ended October 31, 2018 was approximately $207,000 and $575,000, respectively.
Refer to Note 11 for additional details related to the issuance of Preferred Stock under the Company's ATM offering program.
13. Sale of Subsidiaries
In February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company. We received payment of the working capital adjustment in August of 2019. The note receivable was recorded as other non-current assets as of July 31, 2019.
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, MSE, to an unrelated third party (the “Buyer”) for total contractual proceeds of approximately $1.2 million U.S. dollars. Our agreement with the Buyer stipulated a series of eight (8) payments totaling the contractual proceeds, plus interest accruing at a rate of 9% per annum, with the final payment to be received on or before August 31, 2019. Through October 31, 2019, the Buyer has made payments totaling approximately $555,000. Although we did not receive all the stipulated payments before August 31, 2019, we are working with the Buyer and expect the remaining balance of contractual proceeds due, together with applicable interest, to be paid in full. The amounts due from Buyer were recorded in accounts receivable at October 31, 2019 and January 31, 2019. As a result of the sale, the Company recorded a loss of approximately $4.9 million, including recognition of approximately $5.4 million of cumulative translation losses which had been historically recorded in Accumulated Other Comprehensive Loss, a component of equity.

14. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom, Singapore, Malaysia, the states of New Hampshire and Texas. Prior to the sale of SAP in February 2019, we had a facility in Australia. See Note 13 to our condensed consolidated financial statements.

The Equipment Leasing segment offers for lease or sale, new and used seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Texas, with sales and services offices in Canada, Hungary, Singapore and, prior to the sale of MSE in August 2018, Russia. See Note 13 to our condensed consolidated financial statements.
Financial information by business segment is set forth below (net of any allocations):

	Total Assets
	As of October 31, 2019	As of January 31, 2019
	(in thousands)
Marine technology products	$49,408	$44,832
Equipment leasing	13,088	20,469
Consolidated	$62,496	$65,301
Results for the three months ended October 31, 2019 and 2018 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2019	2018	2019	2018	2019	2018
Marine technology products	$8,065	$9,305	$(227)	$876	$(289)	$881
Equipment leasing	2,622	5,386	(745)	(347)	(722)	(5,443)
Corporate expenses	—	—	(957)	(864)	(957)	(864)
Eliminations	(24)	(40)	—	(14)	—	(14)
Consolidated	$10,663	$14,651	$(1,929)	$(349)	$(1,968)	$(5,440)
Results for the nine months ended October 31, 2019 and 2018 were as follows (in thousands):

	Revenues		Operating loss		Loss before taxes
	2019	2018	2019	2018	2019	2018
Marine technology products	$20,792	$19,025	$(2,106)	$(2,515)	$(2,071)	$(2,441)
Equipment leasing	8,732	11,906	(2,685)	(5,369)	(2,689)	(10,359)
Corporate expenses	—	—	(2,656)	(2,599)	(2,656)	(2,599)
Eliminations	(106)	(317)	—	(14)	—	(13)
Consolidated	$29,418	$30,614	$(7,447)	$(10,497)	$(7,416)	$(15,412)

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “may,” “will,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks associated with our manufacturing operations including availability and reliability of materials and components as well the reliability of the products that we manufacture and sale;

•	loss of significant customers;

•	increased competition;

•	loss of key suppliers;

•	intellectual property claims by third parties;

•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;

•	uncertainties regarding our foreign operations, including political, economic, currency environmental regulation and export compliance risks;

•	seasonal fluctuations that can adversely affect our business;

•	fluctuations due to circumstances beyond our control or that of our customers;

•	defaults by customers on amounts due us;

•	possible further impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;

•	inability to obtain funding or to obtain funding under acceptable terms; and

•	demand for seismic data is not assured and depends on the level of spending by oil and gas companies for exploration, production and development activities.
For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement after the date they are made, whether as the result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. Revenue from the Marine Technology Products segment includes sales of Seamap products, sales of Klein products and sales of oceanographic and hydrographic products by SAP. As of January 31, 2019, the assets related to our SAP operations were classified as held for sale and we completed the sale of SAP in the first quarter of fiscal 2020. This segment operates from in the United Kingdom and Singapore, and the states of New Hampshire and Texas. Prior to the sale of SAP in February 2019 we had an operating location in Australia. During fiscal 2019, we established a new facility in Malaysia for the manufacture and repair of the SeaLink product line discussed in more detail below. This facility is in close proximity to our Singapore facility.
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our locations in Texas, Canada, Colombia, Hungary and Singapore. This includes the operations of our subsidiaries MCL, MEL, MML and our branch in Colombia. Prior to August 2018, we conducted leasing operations through MSE, our subsidiary located in Russia.
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
The following table presents certain operating information by operating segment.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Marine technology products	$8,065	$9,305	$20,792	$19,025
Equipment leasing	2,622	5,386	8,732	11,906
Less inter-segment sales	(24)	(40)	(106)	(317)
Total revenues	10,663	14,651	29,418	30,614
Cost of sales:
Marine technology products	4,752	4,918	12,176	10,497
Equipment leasing	1,884	4,535	6,674	12,091
Less inter-segment costs	(24)	(26)	(106)	(303)
Total costs of sales	6,612	9,427	18,744	22,285
Gross profit (loss)
Marine technology products	3,313	4,387	8,616	8,528
Equipment leasing	738	851	2,058	(185)
Inter-segment amounts	—	(14)	—	(14)
Total gross profit	4,051	5,224	10,674	8,329
Operating expenses:
Selling, general and administrative	4,705	4,819	14,732	15,953
Research and development	629	175	1,442	857
Provision for doubtful accounts	—	—	—	200
Depreciation and amortization	646	579	1,947	1,816
Total operating expenses	5,980	5,573	18,121	18,826
Operating loss	$(1,929)	$(349)	$(7,447)	$(10,497)

Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(2,028)	$(5,191)	$(7,579)	$(15,685)
Interest expense (income), net	12	(12)	34	(47)
Depreciation and amortization	1,846	2,785	5,806	9,184
Provision (benefit) for income taxes	60	(249)	163	273
EBITDA (1)	(110)	(2,667)	(1,576)	(6,275)
Non-cash foreign exchange losses	15	5,605	156	5,618
Stock-based compensation	270	207	611	575
Cost of lease pool sales	23	265	117	899
Adjusted EBITDA (1)	$198	$3,410	$(692)	$817
Reconciliation of Net cash provided by operating activities to EBITDA
Net cash used in operating activities	$(745)	$(2,161)	$(4,248)	$(7,960)
Stock-based compensation	(270)	(207)	(611)	(575)
Provision for doubtful accounts	—	—	—	(200)
Provision for inventory obsolescence	(23)	(25)	(23)	(140)
Changes in accounts receivable (current and long-term)	1,425	5,199	1,322	3,313
Interest paid	13	—	40	2
Taxes paid, net of refunds	143	146	325	414
Gross profit from sale of lease pool equipment	207	602	987	1,848
Loss from sale of subsidiaries	—	(4,905)		(4,905)
Changes in inventory	463	(102)	2,835	1,304
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(1,005)	(511)	(1,587)	98
Changes in prepaid expenses and other current assets	(251)	(277)	(240)	1,158
Foreign exchange losses, net	(93)	(272)	(230)	(336)
Other	26	(154)	(146)	(296)
EBITDA (1)	$(110)	$(2,667)	$(1,576)	$(6,275)

(1)
EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, stock-based compensation and other non-cash tax related items. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, we have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures and finance working capital requirements. We believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at October 31, 2019 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These assets are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or which is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues and inclement weather. Refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 for list of risk factors.
Business Outlook

We are continuing to transform the Company from its historical equipment leasing business that was heavily dependent upon oil and gas exploration activity. While our Equipment Leasing segment remains an important part of our business, increasingly we see greater opportunities for growth in our Marine Technology Products segment. Target markets for these products and services include commercial governmental organizations, both domestically and abroad, in the hydrographic, oceanographic, security, defense and seismic industries.

The market for products produced and sold by Seamap is primarily dependent upon activity within the hydrographic, oceanographic and marine seismic industries, including the re-fitting or updating of existing vessels and the equipping of new vessels. The products are utilized by hydrographic and geotechnical survey vessels whose activities are not limited to oil and gas related operations. Our Seamap business has benefited from equipping new-build vessels and from re-equipping older vessels with newer, more efficient technology. Recent increased activity for ocean bottom node surveys has resulted in additional inquiries for Seamap's source controller and RGPS positioning products. In addition, as Seamap has expanded its installed base of products our business for replacements, spare parts, repairs and support services has expanded. We expect the SeaLink product line, which was introduced in the first quarter of fiscal 2019, will further expand opportunities for Seamap and allow us to bundle various products and equipment for a given project. Although the Sealink product line did not make a significant contribution in fiscal 2019, due mainly to the costs associated with opening a new production facility and initiating manufacturing and repair activities of the towed streamer products, we expect increasing revenues from this product line in fiscal 2020 and beyond. Based on orders received to date, we believe our production facility in Malaysia will operate near capacity for the balance of fiscal 2020. We are investigating various ways in which to increase our capacity in that facility.

The demand for Seamap’s products and services does have a direct correlation to the overall level of seismic exploration activity. However, we believe the expansion of our product offerings and the desire of customers to upgrade to newer, more efficient technology will, to some extent, mitigate the impact of fluctuations in seismic exploration activity. While Seamap is not solely dependent on activity related to oil and gas exploration activity, a recovery of activity in marine exploration activity in the petroleum industry could have a materially beneficial effect on our results of operations.
Customers for Klein’s products primarily consist of domestic and foreign governmental and military organizations and commercial entities involved in the hydrographic and oceanographic industries. In the first quarter of fiscal 2020, Klein introduced a new, “gap-filler” technology called MA-X. The traditional "gap-filler" solutions tend to be expensive or of low image quality. We believe Klein’s MA-X technology will provide a cost-effective solution with unmatched image quality and an estimated 40% increase in the coverage rate and survey efficiency. We remain optimistic that revenue from our sonar products will return to historical and anticipated levels based on our current inventory of project pursuits, pending orders and independent projections of increased worldwide demand for sonar products. Furthermore, we believe the recently introduced MA-X technology will have a positive effect on the demand for Klein’s sonar products.
We completed the sale of SAP during the first quarter of fiscal 2020. Accordingly, the operations of SAP have not had a material effect on our results of operations in fiscal 2020.
During the first nine months of fiscal 2020, our Marine Technologies Products segment has experienced an increase in both inquiries and order activity. As of October 31, 2019, our backlog of firm orders for this segment was approximately $12.4 million, as compared to approximately $8.7 million as of January 31, 2019. We expect a majority of these orders to be completed within fiscal 2020. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly. In the first quarter of fiscal 2020, we introduced new sonar technology that we refer to as “MA-X”. We believe this to be revolutionary sonar technology that will significantly expand the opportunities available to us. We have received and delivered orders related to this new technology and continue to respond to orders and inquires related to this technology, including some for military related applications. While the MA-X technology has not had a material impact on our results of operations to date, we believe this technology will result in significant new opportunities for us. In the third quarter of fiscal 2020, we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-X related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this and similar opportunities could have a material impact on our operations. We also are pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally-developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a number of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for a number of years. We also are pursuing a number of opportunities related to activity within the marine seismic industry. Certain projects, for which we anticipate providing equipment, including source controllers, have not progressed as rapidly as we had anticipated and had been indicated by our customers. Based on information from our customers, we believe these projects remain viable and will proceed. However, the timing of orders and delivery of products is uncertain.
Demand for the rental of land seismic exploration equipment varies by geographic region and has been very sporadic in recent periods. We expect continuing demand in Europe, North America and improving demand in South America through the remainder of fiscal 2020 and into fiscal 2021. Although we anticipate opportunities for projects in other parts of the world, competition is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects. We believe that specific situations may arise to reallocate capital from existing assets to other, newer technology thereby creating additional rental opportunities. In the third quarter of fiscal 2020, we redeployed capital from previous sales of lease pool equipment and invested approximately $2.0 million in certain new land nodal equipment. This equipment was purchased from Inova Geophysical Equipment Limited (“Inova”) pursuant to our ongoing partnership and equipment lease agreement. The decision to invest in this particular equipment was made in response to demand from customers. This new equipment was immediately deployed on a project in Europe. Also, during the third quarter of fiscal 2020 we extended our equipment lease agreement with Langfang Dynamic Technologies Co. Limited and expanded the equipment available under this arrangement.

In response to a decline in activity in some regions, we have taken steps to reduce costs, such as by reducing personnel, down-sizing facilities and relocating certain inventory and lease pool assets to more active locations. Specifically, in fiscal 2019 we significantly reduced our presence in Colombia and Canada and sold our operations in Russia. In addition, we sold our operations in Australia in the first quarter of fiscal 2020. Based on business activity and prospects, we may make further adjustments to our cost structure.

A significant portion of our revenues is generated from foreign sources. For the nine months ended October 31, 2019 and 2018, revenues from international customers totaled approximately $23.7 million and $26.2 million, respectively. These amounts represent 81% and 86% of consolidated revenues in those fiscal periods, respectively. Most of our transactions with foreign customers are denominated in United States dollars. We have not entered, nor do we intend to enter, into derivative financial instruments for hedging or speculative purposes.

Our revenues and results of operations have not been materially impacted by inflation or changing prices during the comparable periods, except as described above.
Results of Operations
Revenues for the three months ended October 31, 2019 were approximately $10.7 million compared to approximately $14.7 million for the three months ended October 31, 2018. For the nine months ended October 31, 2019, revenues were approximately $29.4 million, compared to approximately $30.6 million for the nine months ended October 31, 2018. The decrease in the third quarter of fiscal year 2020 is due to lower Marine Technology Product and Equipment Leasing revenue, plus lower lease pool and other equipment sales between the periods. The lower Marine Technology Product revenue is primarily due to the sale of SAP and the lower Equipment Leasing revenue is due to reduced leasing activity and demand for used equipment. The decrease in the fiscal 2020 nine-month period compared to the prior year is primarily due to lower Equipment Leasing revenue and lower lease pool and other equipment sales, partially offset by increased Marine Technology Product revenue. For the three months ended October 31, 2019, we generated an operating loss of approximately $1.9 million, compared to an operating loss of approximately $0.3 million for the three months ended October 31, 2018. For the nine months ended October 31, 2019, we generated an operating loss of approximately $7.4 million, compared to an operating loss of approximately $10.5 million for the nine months ended October 31, 2018. The increase in operating loss during the three-month period ended October 31, 2019 is largely the result of lower revenue and contribution from both segments and an increase in research and development costs in our Marine Technology Product segment. The decrease in operating loss for the nine-month period ended October 31, 2019 is due primarily to contribution from incremental Marine Technology Product revenue, lower lease pool depreciation expense and lower general and administrative costs. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Seamap	$5,684	$5,537	$14,912	$11,103
Klein	2,381	3,092	5,783	6,195
SAP	—	1,085	101	2,362
Intra-segment sales	—	(409)	(4)	(635)
	8,065	9,305	20,792	19,025
Cost of sales:
Seamap	3,177	2,869	7,807	5,498
Klein	1,575	1,553	4,278	3,679
SAP	—	905	95	1,969
Intra-segment sales	—	(409)	(4)	(649)
	4,752	4,918	12,176	10,497
Gross profit	$3,313	$4,387	$8,616	$8,528
Gross profit margin	41%	47%	41%	45%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Although demand remains soft within the marine seismic industry in general, we believe that we have continued to experience demand for Seamap’s products because operators of marine seismic vessels have been upgrading technology on existing vessels in order to improve operating efficiency. In addition, some hydrographic survey operators have continued to increase their capacity and upgrade technology. The gross profit and gross profit margins generated by sales of Seamap products were approximately $2.5 million and 44% in the third quarter of fiscal 2020 and approximately $2.7 million and 49% in the third quarter of fiscal 2019. The gross profit and gross profit margins generated by sales of Seamap products were approximately $7.1 million and 48% during the nine-month period ended October 31, 2019 and approximately $5.6 million and 50% during the nine-month period ended October 31, 2018. The fluctuation in gross profit margin among the periods was due primarily to changes in product mix.
Revenue from the sale of Klein products was approximately $2.4 million for the third quarter of fiscal 2020 versus approximately $3.1 million in the prior year period and approximately $1.8 million in the second quarter of fiscal 2020. Gross profit was approximately $0.8 million and $1.5 million for the third quarter of fiscal 2020 and 2019, respectively. Klein’s revenue and gross profit for the nine-month period ended October 31, 2019 was approximately $5.8 million and $1.5 million, respectively, compared to approximately $6.2 million and $2.4 million for the nine-month period ended October 31, 2018. The decline in gross profit margin in the third quarter of fiscal 2019 was due to certain production inefficiencies related to the introduction of new products and activities surrounding the implementation of a new manufacturing resource planning system.
During the first quarter of fiscal 2020 we completed the sale of SAP and, therefore, reported no revenues from SAP for the third quarter of fiscal 2020 compared to $905,000 for the same period in the prior fiscal year. For the nine-month periods ended October 31, 2019 and 2018, revenue from SAP was approximately $101,000 and $2.4 million, respectively.

Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
Equipment leasing	$2,326	$3,178	$7,077	$7,505
Lease pool equipment sales	230	867	1,104	2,748
Other equipment sales	66	1,341	551	1,653
	2,622	5,386	8,732	11,906
Cost of sales:
Direct costs-equipment leasing	665	1,132	2,367	2,857
Lease pool depreciation	1,168	2,176	3,757	7,275
Cost of lease pool equipment sales	23	265	117	899
Cost of other equipment sales	28	962	433	1,060
	1,884	4,535	6,674	12,091
Gross profit (loss)	$738	$851	$2,058	$(185)
Revenue from the Equipment Leasing segment decreased about 51% to approximately $2.6 million during the third quarter of fiscal 2020 compared to approximately $5.4 million for the third quarter of fiscal 2019 and decreased roughly 27% in the first nine months of fiscal 2020 to approximately $8.7 million as compared to approximately $11.9 million in the first nine months of fiscal 2019. The decrease in the third quarter is primarily due to lower lease pool sales and reduced activity in Europe during the period. The decrease in the nine-month period ended October 31, 2019 was due to lower lease pool sales and lower activity in Canada, Europe and Russia.
Direct costs related to equipment leasing were significantly reduced to approximately $665,000 for the third quarter of fiscal 2020 from approximately $1.1 million reported in the same period for 2019. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenue. However, these costs also include sub-lease payments to certain OEM’s under revenue sharing arrangements which do fluctuate with the level of leasing revenue. For the third quarter of fiscal 2020, lease pool depreciation decreased approximately $1.0 million or 46% from the same period in the prior fiscal year. The decrease reflects the recent sales of lease pool equipment, including the sale of MSE during the third quarter of fiscal 2019, reduced purchases of lease pool equipment and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the three months ended October 31, 2019 decreased to approximately $4.7 million from approximately $4.8 million for the three months ended October 31, 2018. General and administrative expenses for the nine months ended October 31, 2019 decreased roughly $1.3 million to approximately $14.7 million compared to approximately $16.0 million for the nine months ended October 31, 2018. The decrease in general and administrative expenses is primarily due to strategic restructuring activities implemented in fiscal 2019, including lower costs due to the sale of MSE and SAP.
Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $646,000 and $2.0 million in the three and nine-month periods ended October 31, 2019, respectively, as compared to approximately $579,000 and $1.8 million in the three and nine-month periods ended October 31, 2018, respectively. The increase in depreciation and amortization expense in the three and nine-month periods of fiscal 2020 primarily reflects asset additions associated with the start-up of our Malaysian manufacturing facility and the amortization of intangible assets related to our recent software upgrade.
Provision for Income Taxes
Our tax provision for the three months ended October 31, 2019 was approximately $60,000. For the three months ended October 31, 2018, we reported a tax benefit of approximately $249,000. Our tax provision for the nine-month periods ended October 31, 2019 and 2018 was approximately $163,000 and $273,000, respectively. We recorded tax provisions in the nine-month periods ended October 31, 2019 and 2018, despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity and capital in recent periods have been cash on hand, proceeds from the sale of lease pool equipment and net proceeds from the issuance of Preferred Stock. We believe that our liquidity needs for the next 12 months will be met from cash on hand, cash provided by operating activities and net proceeds from the issuance of Preferred Stock. As of October 31, 2019, we had 66,436 shares of our Preferred Stock available to be issued through our ATM program. We may also generate cash from the sale of additional lease pool equipment from time to time. However, should our needs for liquidity increase, such as to make an acquisition, we may seek to issue debt or other equity securities.
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(4,248)	$(7,960)
Net cash used in investing activities	(1,178)	(1,143)
Net cash provided by financing activities	744	4,890
Effect of changes in foreign exchange rates on cash and cash equivalents	(68)	(314)
Net decrease in cash and cash equivalents	$(4,750)	$(4,527)

As of October 31, 2019, we had working capital of approximately $23.5 million, including cash and cash equivalents and restricted cash of approximately $4.8 million, as compared to working capital of approximately $28.8 million, including cash and cash equivalents and restricted cash of approximately $9.5 million, at January 31, 2019. During the third quarter of fiscal year 2020, we completed the purchase of approximately $3.1 million of lease pool equipment, approximately $826,000 of which was offset against amounts due to us from the supplier of the equipment. Accordingly, the cash impact of this acquisition during the current quarter was approximately $2.3 million. Accounts receivable as of October 31, 2019 were approximately $2.3 million higher than as of July 31, 2019. This increase resulted from increased sales for the third quarter of fiscal 2020, much of which occurred in the month of October.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $4.2 million in the first nine months of fiscal 2020 as compared to approximately $8.0 million in the first nine months in fiscal 2019. The decrease in net cash used in operating activities resulted primarily from the change in earnings between the periods and changes in working capital items such as accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. Cash used in investing activities during the first nine months of fiscal 2020 was comparable to the same period in the prior year. In the first nine months of fiscal 2020 and 2019 we invested approximately $1.9 million and $1.4 million, respectively, in additional lease pool equipment, thereby redeploying a portion of the capital from the sale of lease pool equipment (see discussion of lease pool sales in the following paragraph). The fiscal 2019 period includes a cash outlay of $3.0 million in the first quarter of fiscal 2019 for the purchase of Hydroscience. Refer to Note 5 to our condensed consolidated financial statements for further discussion.
In the first nine months of fiscal 2020 proceeds from the sale of lease pool equipment totaled approximately $1.4 million compared to approximately $4.1 million in the first nine months of fiscal 2019. From time to time, we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. We expect that proceeds from any additional sales of lease pool equipment will be reinvested in other lease pool equipment, deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first nine months of fiscal 2020 consisted of approximately $2.2 million from sales of Preferred Stock, offset by $1.4 million of Preferred Stock dividend payments, as compared to approximately $6.1 million of proceeds from sales of preferred stock, offset by approximately $1.2 million of Preferred Stock dividend payments in the prior year period. Sales of Preferred Stock during the first nine months of fiscal 2019 included $4.0 million of proceeds from a privately negotiated transaction with MHI. See Note 5 to our condensed consolidated financial statements for more details. Based on the Preferred Stock outstanding at October 31, 2019, annual dividend requirements are approximately $2.1 million.
We currently do not have a line of credit or other bank credit facilities. From time to time, we may engage in discussions with one or more commercial banks regarding establishing a credit facility or facilities. However, there can be no assurance that we will be able to establish any such facilities. We would intend to use such facilities for short-term working capital needs and to support letter of credit requirements from time to time. In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of October 31, 2019, we had provided approximately $150,000 of cash collateral to secure these obligations.
As of October 31, 2019, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $3.4 million. We believe all $3.4 million of these deposits could be distributed to the United States without any adverse tax consequences.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Canadian dollars, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2019, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.3 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $130,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar and the British pound. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 3% of our net assets as of October 31, 2019 were impacted by changes in foreign currencies in relation to the U.S. dollar.

Interest Rate Risk
As of October 31, 2019, we have no interest-bearing bank debt on our balance sheet.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of October 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MITCHAM INDUSTRIES, INC.

Date: December 5, 2019	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)