Form 10-K
period 2020-01-31
MITCHAM INDUSTRIES INC
filed 2020-04-28
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,917,226 based on the closing sale price as reported on the NASDAQ Stock Market LLC.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2020
Common Stock, $0.01 par value per share	12,182,233 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Mitcham Industries, Inc. for the 2020 Annual Meeting of Shareholders, which will be filed within 120 days of January 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K

MITCHAM INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (this “Form-10-K”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I
Item 1. Business
Mitcham Industries, Inc. (“MII” and, together with its consolidated subsidiaries, “Mitcham,” the “Company”, we”, “us” and “our”), a Texas corporation, was incorporated in 1987. We provide technology to the oceanographic, hydrographic, defense, seismic and maritime security industries. Headquartered in The Woodlands, Texas, Mitcham has a global presence with operating locations in the United States, Canada, Singapore, Hungary, Colombia and the United Kingdom. We operate in two business segments, Marine Technology Products and Equipment Leasing.
Our worldwide Marine Technology Products segment includes (a) Seamap Pte Ltd, Seamap USA, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap” which designs, manufactures and sells specialized marine seismic equipment and (b) Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems. In February 2018, Seamap significantly expanded its offerings with the acquisition from a third party of intellectual property related to marine seismic sensors and streamer technology. During February 2019, the Company completed the sale of its subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”), which was located in Brisbane, Australia. Refer to Note 22 - “Sale of Subsidiaries” of our consolidated financial statements for additional details.
We acquired Klein effective December 31, 2015. Klein has over 48 years of experience with the development and manufacture of high-performance side scan sonar systems. Our side scan sonar systems are deployed by navies, port authorities, other governmental organizations, marine survey companies and universities worldwide. Klein operates from a single facility in Salem, New Hampshire.
Our Equipment Leasing segment is primarily engaged in the leasing of seismic equipment to companies in the oil and gas industry throughout the world. We conduct our leasing business through MII, Mitcham Canada ULC (“MCL”), Mitcham Europe Ltd. (“MEL”), Mitcham Marine Leasing Pte. Ltd. (“MML”), our branch in Colombia and, prior to August 2018, Mitcham Seismic Eurasia LLC (“MSE”). We also sell new and used seismic equipment from time to time. We believe we are the largest independent provider of exploration equipment to the seismic industry.
Historically, our business was primarily focused on our Equipment Leasing segment, specifically the short-term rental of land seismic equipment used in the exploration for oil and gas. However, over the past several years there have been a number of developments that have had an adverse effect on that business. These developments include the following:

•	uncertainty in prices for oil and natural gas and the resulting decline in exploration activity by oil and gas companies;

•	an excess of rental equipment or equipment capacity in the seismic industry;

•	increased competition for the sale or rental of seismic equipment, particularly land seismic equipment;

•	decreased pricing for the purchase or rental of seismic equipment; and

•	financial difficulties encountered by many of our customers in the seismic industry.
Accordingly, we have implemented a strategy to emphasize our Marine Technology Products segment and to revise our approach to our Equipment Leasing segment. This strategy is based on the following vision for Mitcham:

•	become known as a provider of innovative technology and products to the oceanographic, hydrographic, seismic, defense and maritime security industries;

•	leverage our various technologies, products and services to create new products and address new markets, as well as seek out opportunities to add new technologies and products;

•
retain our position as a leading provider of equipment to the seismic industry but do so in innovative ways by working together with our customers and suppliers. We expect this revised business model will enable us to manage the financial risk to our shareholders while continuing to serve the needs of our customers; and

•
create an organization that facilitates cross-fertilization of our existing technologies and market presence. We expect to leverage our engineering, sales, operations, manufacturing and administrative resources and focus on cooperation among business units and sharing of resources.

For additional information about our business segments, including related financial information, see Note 18 - "Segment Reporting" to our consolidated financial statements and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Our products and equipment are utilized in a variety of geographic regions throughout the world, which are described under “Customers, Sales, Backlog and Marketing.”
Marine Technology Products Segment –
Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers”, which provide operators of marine seismic surveys more precise control of energy sources, and the BuoyLink™ RGPS (“relative global positioning system”) tracking system, which is used to provide precise positioning of seismic sources and streamers. In March 2018, Seamap introduced the SeaLink™ product line of marine sensors and solid streamer systems. These new products are based on technology that was acquired in February 2018.
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
SAP sells equipment, consumables, systems integration, engineering hardware and software maintenance support services to companies in the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. SAP is a distributor for a number of manufacturers of products, including Klein and occasionally Seamap. As of February 28, 2019, the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 22 - “Sale of Subsidiaries” of our consolidated financial statements for additional details.
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
The manufacturing processes of Seamap and Klein are also similar. While we expect to maintain separate manufacturing operations, we do believe there will be opportunities for collaboration. Such collaboration might include using common suppliers, outsourcing specific functions between the operations and common support and repair activities. During the fiscal year ended January 31, 2019 (“fiscal 2019”), we began cross-training Seamap employees to repair Klein equipment.
For information regarding our operating results and total assets by segment, see Note 18 - “Segment Reporting” to our consolidated financial statements.
Equipment Leasing Segment –
We own a variety of technologically advanced equipment acquired from some of the leading seismic manufacturers. Our lease pool consists of many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment. We have relationships with a variety of different manufacturers of seismic equipment. Under certain of the relationships, we acquire equipment at a significant discount and then share resulting rental revenues with the manufacturer of the equipment. We believe these types of arrangements share risks and benefits among all parties and mitigate our exposure.
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
As activity in the seismic equipment market has declined over the past several years, we have reduced our lease pool of equipment by limiting purchases of additional equipment and by selling equipment that we have deemed to be excess. We expect our investment in lease pool equipment in future periods to remain materially lower than it has been historically. We may in the future sell additional lease pool equipment. Proceeds from any such sales could be used to reinvest in other lease pool equipment or could be redeployed in other parts of our business.
We determined that our legacy business model was not consistent with our overall objectives and in the fourth quarter of fiscal 2019 implemented a plan to dispose of SAP. During the first quarter of fiscal year ended January 31, 2020 (“fiscal 2020”), the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 22 - “Sale of Subsidiaries” of our consolidated financial statements for additional details.
During fiscal 2019, we determined to eliminate our legal and physical presence in Russia. Accordingly, in August 2018, we sold MSE.
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
Principles of seismic technology are the same for land and for marine environments. However, the operational issues and therefore the equipment utilized are quite different. Essentially all of the products in our Marine Technology Products segment are for use in marine environments. The majority of our Equipment Leasing segment involves land-based operations.
Oil and gas companies have begun to utilize time lapse (“4-D”) seismic techniques for producing oil and gas fields. 4-D surveys involve periodically acquiring seismic data over the same area. These techniques allow the oil and gas company to monitor and analyze the production from existing properties and optimize production and reserve recovery.
Seismic surveys utilizing 2-D, 3-D or 4-D techniques require essentially the same equipment. However, the way the equipment is deployed, and the resulting data analyzed, differs. Accordingly, our equipment can generally be utilized in 2-D, 3-D and 4-D seismic surveys.
Side Scan Sonar Technology
A side scan sonar (sound navigation and ranging) system is a specialized system used for detecting and identifying objects underwater by transmitting sound energy to the right and left of the host vehicle and processing the return signals (echoes) that have bounced off the seafloor or other objects into two dimensional, photo like, images of the ocean bottom. Basic side scan sonar systems do not provide depth information nor do they penetrate the seafloor bottom. However, side scan sonar models are available that incorporate bathymetry elements (the study of underwater depth of lake or ocean floors). These systems do provide bathymetric (depth) information that is co-registered with side scan data. Sub-seafloor bottom profiling can also be used in concert with side scan sonar technology to look below the seabed into the stratum layers.
Users of side scan sonar technology include governmental and military organizations, port and harbor authorities, fire and police departments, offshore oil and gas operators and contractors, universities and scientific organizations, mining companies, marine survey companies and marine salvage operators. Applications that utilize side scan sonar technology include the following:

•	preplanned shipping route surveys;

•	mine counter measures and mine-like object detection;

•	environmental assessments;

•	hydrographic surveys;

•	waterside security;

•	dredging operations;

•	pipeline and cable surveys;

•	bridge scour monitoring;

•	search and recovery;

•	underwater construction surveys;

•	pipeline and cable route surveys;

•	marine research;

•	archaeology surveys;

•	marine life and habitat monitoring;

•	mining surveys;

•	treasure hunting; and

•	marine salvage operations.
Business and Operations
Marine Technology Products Segment –
Through our Marine Technology Products segment, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, defense and maritime security industries. We have developed certain of our technology. We have acquired other technology through the purchase of business or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.
Seamap’s primary products include: (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Digishot™ energy source controller; (4) Sleeve Gun energy sources and (5) the SeaLink towed seismic streamer system. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These services include repair, engineering, training, field service operations and umbilical terminations.
In March 2018, Seamap introduced the SeaLink product line of marine sensors and solid streamer systems. These products are based on intellectual property that Seamap acquired in February 2018 from the bankrupt estate of Hydroscience Technology, Inc. (the “Hydroscience Acquisition”). See Note 5 - “Acquisition of Assets” of our consolidated financial statements for additional details. We believe these new products significantly expand the product offerings of Seamap and increase the scope of the market that we can address. We further believe that certain aspects of this technology are complementary to Klein’s product offerings and we expect to develop additional products to address other markets, such as maritime domain awareness systems.
Marine seismic contractors and geotechnical and hydrographic survey companies are generally Seamap’s customers. These contractors operate vessels used to conduct seismic surveys in shallow and deep water marine environments. Seamap’s customers operate in all areas of the world.
We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. In connection with the introduction of the SeaLink products, we have established a production facility in Malaysia to provide for the manufacture and repair of the streamer components of this system. The facility in Malaysia is in relatively close proximity to our Singapore facility.
Klein is a supplier of side scan sonar equipment and waterside security and surveillance systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.
Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam side scan sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous surface vehicles. During fiscal 2020 we introduced the MA-X technology and in the first quarter of the fiscal year ending January 31, 2021 (“fiscal 2021”) introduced the Micro Max, or “µMax”. We believe MA-X is revolutionary technology. Traditional side scan sonar imaging creates a nadir gap in the center of the image.  This gap in data requires overlapping survey lines which leads to significant additional survey time to achieve 100% coverage.  For the operators of autonomous underwater vehicles (“AUV”), this translates into extended mission duration. Traditional “gap-filler” solutions tend to be expensive or of low image quality.  A cost-effective gap-filler solution has long been sought by the industry. The µMax has reduced size and power requirements and is targeted at the unmanned undersea vehicle (“UUV”) market.
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
Components for our products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore, Malaysia, Texas and New Hampshire.

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
We maintain facilities for the inspection, testing and repair of land seismic equipment in Huntsville, Texas; Calgary, Alberta; Bogota, Colombia; Budapest, Hungary and Singapore. We maintain marine equipment inspection, testing and repair facilities in Huntsville, Texas and Singapore. We believe that this broad network of support facilities helps us effectively utilize our equipment and reduce costs associated with these operations. However, due to the decline in our leasing business in recent periods, we have significantly reduced the scope of our operations in some locations. During fiscal 2019 we sold MSE and exited the equipment leasing business in Russia, eliminated all land leasing activity in SAP, located in Brisbane, Australia, significantly reduced the scope of our operations in Bogota and began reducing the scale of our operation in Calgary.
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
Key Agreements

We have a number of agreements for the distribution or representation of our products. These agreements are generally cancellable upon a notice period of from one to three months.
Customers, Sales, Backlog and Marketing
During our fiscal years ended 2020 and 2019, no customers accounted for greater than 10% of our consolidated revenues. During our fiscal year ending January 31, 2018 (“fiscal 2018”), two customers accounted for approximately 27% of our consolidated revenues. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”
As of January 31, 2020, our Marine Technology Products segment had a backlog of orders amounting to approximately $8.9 million, compared to $8.7 million as of January 31, 2019. We expect the backlog of orders as of January 31, 2020 to be fulfilled during fiscal 2021. We do not maintain a backlog of orders relating to our Equipment Leasing segment.
We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services and we advertise in major trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
United States	$6,812	$6,345	$11,346
Europe(1)	20,366	15,200	11,835
Canada	3,731	2,049	807
Latin America(2)	2,663	1,267	1,354
Asia/South Pacific	6,871	13,555	16,768
Eurasia(3)	290	1,803	332
Other(4)	1,942	2,723	5,834
Total Non-United States	35,863	36,597	36,930
Total	$42,675	$42,942	$48,276

(1)Includes the United Kingdom
(2)Includes South America and Mexico
(3)Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(4)Includes Africa and The Middle East

The net book value of our seismic equipment lease pool and property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2020	2019	2018
United States	$5,400	$1,566	$4,973
Europe(1)	4,110	5,564	6,557
Canada	1,136	93	2,134
Latin America(2)	1,170	1,365	2,390
Singapore	773	4,496	4,793
Malaysia	1,188	1,071	—
Australia	—	—	737
Russia	—	—	1,316
Total Non-United States	8,377	12,589	17,927
Total	$13,777	$14,155	$22,900

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
We have several suppliers of seismic equipment for our lease pool including Sercel subsidiaries of Compagnie Generale de Geophysique Geospace Technologies Corporation, Inova Geophysical, Inc. (“Inova”) and Langfang Dynamic Technologies Co. Limited (“DTCC”). We have agreements with Inova and DTCC whereby we have acquired certain equipment at significantly discounted prices and have agreed to provide them additional consideration based on the subsequent rental of the equipment to third parties. For additional information regarding the risk associated with our suppliers, see Item 1A - “Risk Factors.”
Employees
As of January 31, 2020, we employed approximately 232 people full-time, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.
Intellectual Property
The products designed, manufactured and sold by our Marine Technology Products segment utilize significant intellectual property that we have developed, purchased or have licensed from others. Our internally developed intellectual property consists of product designs and trade secrets. We have acquired certain United States and foreign patents related to energy source controllers, hydrophone and other technologies in acquisitions completed in May 2014 and February 2018 We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink and Sealink product lines. We believe the pertinent patents to have a valid term through at least 2028.
In connection with the acquisition of Klein in December 2015, we acquired certain intellectual property consisting primarily of product designs and trade secrets. During fiscal 2019, we filed a provisional patent related to the application of certain side scan sonar technology. In March 2019, we filed a patent application encompassing the claims of the provisional patent, which application is still pending.
We own intellectual property relating to the design and manufacture of Heli-pickers. This intellectual property includes United States, Canadian, Australian and United Kingdom patents.
For additional information regarding the risks associated with our intellectual property, see Item 1A-”Risk Factors.”
Environmental Regulation
We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health; the handling, storage, transportation and disposal of hazardous materials, chemicals and other materials used in our manufacturing processes or otherwise generated from our operations; or otherwise relating to the protection of the environment and natural resources. Compliance with these laws and regulations in the United States at the federal, state and local levels may, among other things, require the acquisition of permits to conduct regulated activities; impose specific safety and health criteria addressing worker protection; result in capital expenditures to limit or prevent emissions, discharges and other releases; obligate us to use more stringent precautions for disposal of certain wastes; require reporting of the types and quantities of various substances stored, processed, transported, generated, or released in connection with our operations; or obligate us to incur substantial costs to remediate releases of chemicals or materials to the environment. Foreign countries in which we conduct operations may also have analogous controls that regulate our environmental and worker safety and health-related activities, which controls may impose additional, or more stringent requirements. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of restrictions, delays, or cancellations in the permitting or performance of projects, and the issuance of injunctive relief in affected areas. We may be subject to strict, joint and several liability as well as natural resource damages resulting from spills or releases of chemicals or other regulated materials and wastes at our facilities or at offsite locations. For example, the Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws, impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Materials we use in the ordinary course of our operations, such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by spills or releases that may affect them. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.
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
We are also subject to federal, state and foreign worker safety and health laws and regulations, such as the Occupational Safety and Health Act, and emergency planning and response laws and regulations, such as the Emergency Planning and Community Right-to-Know Act, as well as comparable state statutes and any implementing regulations. These laws and regulations obligate us to organize and/or disclose information about certain chemicals and materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. Historically, our environmental worker safety and health compliance costs have not had a material adverse effect on our results of operations; however there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations. For additional information regarding the risk associated with environmental matters, see Item 1A - “Risk Factors.”
Website Access to Our Periodic Securities and Exchange Commission (“SEC”) Reports
Our internet address is http://www.mitchamindustries.com. We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, with the SEC, which are available free of charge through our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.
We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated by reference into this Form 10-K and you should not consider information on our website as part of this Form 10-K.
Item 1A. Risk Factors
The risks described below could materially and adversely affect our business, financial condition, results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions.
You should refer to the explanation of the qualifications and limitations on forward-looking statements included under “Cautionary Statements About Forward-Looking Statements” of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.
The Company’s ability to continue as a going concern could impact our ability to obtain capital financing and adversely affect the price of our common stock.
The Company has a history of losses, has had negative cash from operating activities in the last two years and may not have access to sources of capital that were available in prior periods. In addition, the COVID-19 pandemic and the decline in oil prices subsequent to January 31, 2020 have created significant additional uncertainty and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.
We typically sell and lease equipment to a relatively small number of customers, the composition of which changes from year to year as leases are initiated and concluded and as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2020, 2019 and 2018, our single largest customer accounted for approximately 8%, 6% and 14%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 28% of our consolidated revenues in fiscal 2020. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
The financial soundness of our customers could materially affect our business and operating results.
If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues, such as volatility in price of oil or other hydrocarbons or worldwide pandemic, such as COVID-19, could exacerbate financial difficulties for our customers. Any inability of customers to pay us for services could adversely affect our financial condition and results of operations.
As of January 31, 2020, we had approximately $16.0 million of gross customer accounts receivable, of which approximately $4.8 million was over 180 days past due. Our allowance for doubtful accounts of $4.1 million is substantially related to accounts that are over 180 days past due. For fiscal 2020, 2019 and 2018, we had net charges of approximately $2.0 million, $200,000 and $1.0 million, respectively, to our provision for doubtful accounts. Significant payment defaults by our customers in excess of the allowance would have a material adverse effect on our financial position and results of operations.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.
We conduct operations on a global scale. Our international operations include locations in Canada, Columbia, Hungary, Malaysia, the United Kingdom and Singapore. For fiscal 2020, 2019 and 2018, approximately 84%, 85%, and 76%, respectively, of our revenues were attributable to operations in foreign countries.
Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:

•	government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential expropriation, seizure, nationalization or detention of assets;

•	difficulty in repatriating foreign currency received in excess of local currency requirements;

•	fluctuations in foreign currency;

•	import/export quotas and evolving export license requirements;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

•
availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

•
decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed, and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs;

•	terrorist attacks, including kidnappings of our personnel or those of our customers;

•	political and economic uncertainties in certain countries which cause delays or cancellation of projects;

•
the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, tariffs, trade restrictions, or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

•
environmental conditions and regulatory controls or initiatives in some countries that may impose additional or more stringent requirements than found in the United States and which may not be consistently applied or enforced; and

•
regulations, laws or emergency measures taken or imposed by the United States or foreign state and local governments and municipalities in response to emergency or crisis situations, including natural disasters or pandemics, such as COVID-19, which could have an adverse effect on our business, our customers or our operations.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operation.
Our global operations expose us to risks associated with conducting business internationally, including failure to comply with United States laws that apply to international operations.
Some of our products are subject to export control regulations, including the International Traffic in Arms Regulations administered by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) and the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are also subject to foreign assets control and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), which restrict or prohibit our ability to transact with certain foreign countries, individuals and entities. Under these regulations, the sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the BIS or DDTC. Some potential international transactions may also be restricted or prohibited based on the location, nationality or identity of the potential end user, customer or other parties to the transaction or may require prior authorization in the form of an OFAC license. Any delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in criminal and/or civil penalties, including fines, imprisonment, denial of export privileges and debarment from contracting with the federal government. These international transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments.
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
We operate on a global scale and while the majority of our foreign revenues are contracted in U.S. dollars, locally sourced items and expenditures are predominately conducted in local currency. These costs are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment could not be made in U.S. dollars) and fluctuations.
For accounting purposes, balance sheet accounts of our operating subsidiaries are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within shareholders’ equity. This translation adjustment has in the past been, and may in the future be, material because of the significant amount of assets held by our international subsidiaries and the fluctuations in the foreign exchange rates. However, the sale of our Russian and Australian entities in fiscal 2019 and 2020, respectively, has reduced our exposure to currency fluctuations. The majority of our operating subsidiaries utilize the U.S. dollar as their functional currency for accounting purposes.
United Kingdom’s withdrawal from the European Union (“Brexit”), including the subsequent exchange rate fluctuations and political and economic uncertainties, may have a negative effect on global economic conditions, financial markets and our business.
On January 31, 2020, the United Kingdom withdrew from the European Union. Under the terms of the withdrawal agreement, a post-Brexit transition period started on January 31, 2020 and will end on December 31, 2020 unless extended (the “transition period”). The transition period, however, can be extended for up to one or two years in a one-off decision made by the joint United Kingdom and European Union committee before June 30, 2020. Significant change is expected at the end of the transition period, even if a comprehensive future United Kingdom and European Union relationship is concluded within the transition period. Further, negotiations on the United Kingdom and European Union relationship are likely to continue after the end of the transition period. The consequences of Brexit and the negotiations that the United Kingdom is currently undertaking with other countries with a view to replicating (where possible) the effects of the European Union’s international trade agreements, which the United Kingdom will no longer benefit from, together with the protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the regions in which we and our clients operate. For example, our Seamap facility in the United Kingdom could be subject to higher costs and delays, which could cause disruptions in our delivery schedules to our customers. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers are subject and lead to divergent national laws and regulations as the United

Kingdom government determines which European Union laws to modify or replace. Continued adverse consequences, such as deterioration in economic conditions and volatility in currency exchange rates, and the uncertainty surrounding Brexit could have a negative impact on our financial position and results of operations.
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
We may not be successful in implementing and maintaining technology and product development and enhancements. New technology and product developments may cause us to become less competitive.
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
Our inability to develop and implement new technologies or products on a timely basis and at competitive cost could have a material adverse effect on our financial position and results of operations.
We are subject to risks related to the availability and reliability of component parts used in the manufacture of our products.
We depend on a limited number of suppliers for some components of our products, as well as for equipment used to design and test our products. Certain components used in our products may be available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, may allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues.
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
Increases in tariffs, trade restrictions, or taxes on our supplies and products could have an adverse impact on our business.
We purchase a portion of our supplies from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the supplies that we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, as well as those between the United States and Canada, Mexico and other countries have been escalating in recent years. Trade tensions have led to a series of tariffs imposed by the United States on imports from China, as well as retaliatory tariffs imposed by China on imports from the United States. We believe that certain supplies we purchase from China and other international suppliers could become subject to tariffs that could increase our operation costs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in United States trade policies, tariffs, taxes, export restrictions or other trade barriers or restrictions, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase supplies, which could have a material adverse effect on our business, results of operations or financial conditions.
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
We have several competitors who provide similar products and services, many of which have substantially greater financial resources than our own. There are also several smaller competitors that, in the aggregate, generate significant revenues from the sale or lease of products similar to those we offer. Some competitors may offer a broader range of instruments and equipment for sale or lease than we do and may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify. We cannot assure you that revenue from our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products. Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations. The advancement of seismic technology having a significant competitive advantage over the equipment in our rental fleet could have an adverse effect on our ability to profitably lease and/or sell this equipment.
We rely on a small number of suppliers and disruption in vendor supplies could adversely affect our results of operations.
We purchase many of the components used in our manufacturing operations and the majority of our seismic equipment for our lease pool from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet our lease commitments. Also, our suppliers could experience significant cash flow issues or otherwise be negatively impacted by current or future global economic conditions. Please read risk factor “We face risks related to health epidemics and other outbreaks, including the recent spread of COVID-19 or novel coronavirus, or fear of such an event” below for a discussion of recent disruptions relating to the recent outbreak of COVID-19. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations.
We rely on contractors and subcontractors for certain projects, which could affect our results of operations and reputation.
We may rely on contractors and subcontractors to complete certain projects. The quality and timing of production and services by our contractors and subcontractors is not totally under our control. Reliance on contractors and subcontractors gives us less control over a project and exposes us to significant risks, including late delivery, substandard quality and high costs. The failure of our contractors or subcontractors to deliver quality products or services in a timely manner could adversely affect our profitability and reputation.
Demand for seismic data is not assured.
Demand for certain of our products and services depends on the level of spending by oil and gas companies for exploration, production and development activities, as well as on the number of crews conducting land, transition zone and marine seismic data acquisition worldwide. The levels of such spending are influenced by:

•	the level of consumer demand;

•	supplies of oil and natural gas;

•	the effect of worldwide energy conservation measures;

•	the ability of OPEC to set and maintain production levels;

•	oil and gas prices and industry expectations of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the availability of current geophysical data;

•	the ability of oil and gas companies to generate funds or otherwise obtain capital for exploration operations;

•	the granting of leases or exploration concessions and the expiration of such rights;

•	changes to existing laws and regulations, including legal requirements relating to the environment;

•	pandemics, such as the worldwide COVID-19 or coronavirus outbreak beginning in early 2020, which could impact economic conditions;

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

•	the discovery rate of new oil and gas reserves;

•	prices and availability of alternative fuels; and

•	local and international political and economic conditions.
The cyclical nature of the oil and gas industry can have a significant effect on our revenues and profitability. Historically, oil and natural gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our products. Conversely, in periods when these energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract and the demand for our products generally weakens. These fluctuations have in the past, and may in the future, adversely affect our business. Slowdowns in economic activity would likely reduce worldwide demand for energy and result in an extended period of lower crude oil and natural gas prices. We are unable to predict future oil and natural gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress exploration and development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.
Equipment that we lease to our customers is sometimes located in foreign countries where retrieval of the equipment after the termination of the rental agreement is difficult or impossible if the customer does not return the equipment or comply with contractual obligations to reimburse us for lost equipment. The costs associated with retrieving this equipment or the loss of equipment that is not retrieved could be significant and could adversely affect our operations and earnings.
Fuel conservation measures could reduce demand for oil and natural gas, which would in turn reduce the demand for our products and services.
Fuel conservation measures, alternative fuel requirements, technological advances in fuel economy and energy generation, and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations, and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for our products and services, which would lead to a reduction in our revenues.
Our revenues are subject to fluctuations that are beyond our control, which could materially adversely affect our results of operations in a given financial period.
Projects awarded to and scheduled by our customers can be delayed or canceled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions, natural disasters or pandemics, including the recent COVID-19 outbreak;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	delays in obtaining access rights;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues: and

•	delays in payments to our customers from their clients.
We face risks related to health epidemics and other outbreaks, including the recent spread of COVID-19 or novel coronavirus, or fear of such an event.

Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a COVID-19. The spread of COVID-19 is currently impacting countries and communities where we have facilities and employees, as well as those where our suppliers and customers have operations. We are monitoring the outbreak of COVID-19 and taking certain steps deemed necessary to mitigate risks to us, our employees, business associates and communities. To date, the spread of COVID-19 has not had a material impact on Mitcham. However, on March 18, 2020, our facility in Malaysia was closed for a period mandated by the Malaysian government through at least April 30, 2020. On April 6, 2020 the Singaporean government imposed a similar closure of our facility in Singapore through at least April 30, 2020. We cannot predict whether there will be additional closures at any of our facilities, including an extension of the closures mandated by the Malaysian and Singaporean governments, or other interruptions or impact to our business activities from the spread of COVID-19. Furthermore, our reliance on third-party suppliers, contract manufacturers, and service providers exposes us to possibility of further delay or interruption of our operations. We are unable to accurately predict the impact that COVID-19 will have on our business due to various uncertainties, including the ultimate geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities in the countries and communities where we, our suppliers, or our customers have operations. If there are extended or additional facility closures, or other interruptions to our business, including as a result of impact on third-party suppliers, contract manufacturers and service providers, related to the spread of COVID-19, such disruptions could have a material adverse impact on our liquidity, financial condition, and results of operations.
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
Through January 31, 2020, we have issued 994,046 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our at-the-market program. In addition, we have limited authorized capital of preferred stock remaining available for issuance. As of January 31, 2020, under our Amended and Restated Articles of Incorporation, we had 1,000,000 shares of preferred stock authorized. We cannot predict the availability, size or price of any future issuances of preferred or common stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities. Any additional issuances of preferred or common stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company.
Due to these factors, we cannot be certain that funding will be available if and when needed and to the extent required, on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to grow our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.
Access to working capital and letters of credit may be limited.
From time to time, we may require access to working capital to meet overhead costs and operational expenditures, finance inventory purchases, to provide letters of credit or bankers’ guarantees to certain customers. Historically, we have met this need by utilizing a revolving credit facility. In March 2017, we terminated our revolving Credit Agreement (as defined below) and have not replaced that facility. There is no assurance that we will be able to negotiate a replacement facility or facilities. Many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities, which further limits our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities or maintain and appropriate level of working capital to meet our overhead costs and operational expenditures. Further, our failure to meet our projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints that could limit our ability to meet day-to-day needs of our business. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, or seek additional capital, which may not be available on terms acceptable to us, or at all. Our inability to generate or access working capital could have a material adverse effect on our operations and financial condition.
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
The high fixed costs of our equipment leasing operations could adversely affect our results of operations.
Our equipment leasing business has high fixed costs. In periods of significant downtime these fixed costs do not decline as rapidly as our revenues. As a result, any significant downtime or low activity caused by reduced demand could adversely affect our results of operations.
Our long-lived assets may be subject to impairment.
We periodically assess our long-lived assets, including goodwill, other intangible assets and our lease pool of equipment, for impairment. If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our long-lived assets if the future cash flows anticipated to be generated from these assets falls below net book value. Declines in oil and natural gas prices, if sustained, could result in future impairments. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. In fiscal 2020 and fiscal 2018 we recognized charges for impairment of approximately $760,000 and $1.5 million, respectively, related to certain intangible assets. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Long-Lived Assets.”
Enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) and final regulations relating to and interpretations of provisions of the Tax Cuts and Jobs Act (the “TCJA”) may vary from our current interpretation of such legislation and could have a material adverse effect on our financial condition and results of operations.
The United States federal income tax legislation enacted (i) on March 27, 2020, commonly referred to as the CARES Act, and (ii) on December 22, 2017, commonly referred to as the TCJA, are highly complex and subject to interpretation. The presentation of our financial position and results of operations is based upon our current interpretation of the provisions contained in both the CARES Act and the TCJA. In the future, the Treasury Department and the Internal Revenue Service could issue final regulations and additional interpretive guidance with respect to the provisions of the CARES Act and TCJA. Any significant variance of our current interpretation of such provisions from any future final regulations or interpretive guidance could have a material adverse effect on our financial condition and results of operations.
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
Use of our equipment in marine environments may be regulated or require a permit or other authorization from United States or foreign governmental agencies. The implementation of new or more restrictive laws or regulatory requirements to protect marine species, or the designation of previously unprotected species as threatened or endangered, could have an adverse effect on the demand for our products or services.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in reduced demand for oil and natural gas, thereby adversely affecting our business, while the physical effects of climate change could disrupt our manufacturing of equipment and cause us to incur significant costs in preparing for or responding to those effects.
In the United States, the U.S. Congress and the U.S. Environmental Protection Agency (“EPA”), in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the U.S. Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from certain new or significantly modified facilities emitting large volumes of GHGs together with other criteria pollutants. In addition, the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In 2016, the EPA finalized new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities, known as New Source Performance Standards Subpart OOOOa. Also, many of the other countries where we and our customers operate, including Canada and various countries in Europe, have adopted or are considering GHG reduction measures similar to those described above. Such measures, or any similar future proposals, have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the products and services we provide. Although it is not possible at this time to predict how legislation or new regulations or other initiatives that may be adopted to address GHG emissions would impact our business, any such future laws, regulations or other legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from oil and gas exploration and production activities could have an adverse effect on the demand for our products and services.
Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, hurricanes, floods and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.
Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.
We rely heavily on information systems to conduct and protect our business. As a result, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.
Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers’ operations, loss or damage to our data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data, and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. Although we have taken measures to prevent cybersecurity attacks and respond to cyber incidents, these measures may not be sufficient to prevent or recover from cyberattacks or information security breaches. Although we maintain insurance coverage to protect against cybersecurity risks, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. These events could damage our reputation and lead to financial losses from remedial actions, loss of business, increased protection costs, regulatory action or potential liability.

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
We plan to expand not only through organic growth but may also do so through the strategic acquisition of companies and assets. We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage acquisitions effectively, our results of operations could be adversely affected.
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

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	diversion of management’s attention from existing operations or other priorities;

•	increased competition for acquisition opportunities, in turn increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions; and

•	our inability to secure sufficient financing, on terms we find acceptable, that may be required for any such acquisition or investment.
Encountering any of these or any unforeseen problems in completing acquisitions could have a material adverse effect on our ability to compete, financial condition and results of operations, and could prevent us from achieving the increases in revenues and profitability that we hope to realize through acquisitions.
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
In March 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including the announced price reductions and production increases by members of OPEC and other oil exporting nations, the price for oil declined sharply and may continue to decline. Oil and natural gas commodity prices are expected to continue to be volatile. In addition, a slowing or changing economy as a result of the recent COVID-19 outbreak may further depress financial markets and have a negative impact on the price of our common stock. We cannot predict the duration or effects of these recent developments, but if the prices of oil and natural gas continue to decline or remain low for a lengthy period, or if general macroeconomic conditions worsen or remain depressed for an extended period, the price of our common stock could be negatively affected.

To the extent that the price of our common stock remains at lower levels or it declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. In addition, increases in our leverage may make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans
We may not be able to maintain our listing on the NASDAQ Global Select Market (“NASDAQ”), which could have a material adverse effect on us and our shareholders.
The standards for continued listing on NASDAQ include, among other things, that the minimum bid price for the listed securities not fall below $1.00 for a period in excess of thirty consecutive business days. Our common stock has recently traded at levels below $1.00 per share. If the closing bid price of our common stock were to fail to meet NASDAQ’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock. The delisting of our common stock from NASDAQ could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
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
Through January 31, 2020, we have issued 994,046 shares of our Series A Preferred Stock, with a liquidation preference of $25.00 per share. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our at-the-market program. The Series A Preferred Stock has a liquidation preference senior to that of our common stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our common stock. The issuance of these securities could dilute or negatively affect the value of our common stock.
Provisions in our Amended and Restated Articles of Incorporation and Texas law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.
Provisions of our Amended and Restated Articles of Incorporation and the Texas Business Organizations Code may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our Board of Directors but that our shareholders might consider to be in their best interest, including an attempt that might result in shareholders receiving a premium over the market price for their shares. To the extent that there are authorized, unissued shares, our Board of Directors is authorized to issue preferred stock with preferences and rights as it determines, which may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock.
Failure to establish and maintain effective internal control over financial reporting could adversely affect our financial results.
It is management’s responsibility to establish and maintain effective internal control in order to provide reasonable assurance regarding the financial reporting soundness for external purposes. Internal control over financial reporting is not intended to impart absolute assurance that the Company can prevent or detect misstatements of its financial statement or fraud due to its inherent limitations.
As of January 31, 2020, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the current material weakness is not remediated, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s common stock. See further discussion of the material weakness, including the Company's planned remediation procedures, in Item 9A.- "Controls and Procedures."
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We occupy the following principal facilities, which we believe are adequately utilized for our current operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased	Segment Using Property
Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned	Equipment Leasing and Marine Technology Products
The Woodlands, Texas	Office	3,500	Leased	Equipment Leasing and Marine Technology Products
Calgary, Alberta, Canada	Office and warehouse	3,250	Leased	Equipment Leasing
Singapore	Office and warehouse	35,000	Leased	Equipment Leasing and Marine Technology Products
Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased	Marine Technology Products
Iskandar Puteri, Johor, Malaysia	Office and warehouse	76,700	Leased	Marine Technology Products
Bogota, Colombia	Office	485	Leased	Equipment Leasing
Budapest, Hungary	Office and warehouse	12,000	Leased	Equipment Leasing
Salem, New Hampshire	Office and warehouse	57,900 (on 23.6 acres)	Owned	Marine Technology Products
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
Our common stock is traded on NASDAQ under the symbol “MIND.” As of April 27, 2020, there were approximately 3,275 beneficial holders of our common stock.
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
As of April 28, 2020, there were 994,046 shares of Series A Preferred Stock outstanding with a liquidation preference of $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $559,000. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our at-the-market program. However, in response to unexpected demands on our liquidity, such as may arise from the COVID-19 outbreak, we could suspend the quarterly dividend on the Series A Preferred Stock.
As of January 31, 2020, we had deposits in foreign banks equal to approximately $2.3 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2020.

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

	Years Ended January 31,
	2020	2019	2018	2017	2016
	(Amounts in thousands, except per share amounts)
Statement of Income Data:
Total revenues	$42,675	$42,942	$48,276	$40,999	$51,819
Operating loss	(10,375)	(13,020)	(19,708)	(31,290)	(26,760)
Loss from continuing operations	(10,409)	(19,588)	(20,159)	(31,339)	(27,759)
Loss from continuing operations per common share – basic	(1.10)	(1.78)	(1.82)	(2.79)	(3.22)
Loss from continuing operations per common share – diluted	(1.10)	(1.78)	(1.82)	(2.79)	(3.22)
Balance Sheet Data:
Cash and short-term investments (including restricted cash)	3,234	9,549	10,146	3,511	3,769
Seismic equipment lease pool and property and equipment, net	13,777	14,155	22,900	43,838	73,516
Total assets	58,228	65,301	73,679	94,714	134,759
Long-term debt	—	—	—	—	17,266
Total liabilities	10,576	8,623	7,830	13,782	29,722
Total shareholders’ equity	47,652	56,678	65,849	80,932	105,037
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
We operate in two segments, Marine Technology Products and Equipment Leasing. The Marine Technology Products segment was previously referred to as our Equipment Manufacturing and Sales segment. Revenue from the Marine Technology Products segment includes sales of Seamap equipment, sales of Klein equipment and through the first quarter of fiscal 2020, sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Salem, New Hampshire and in Singapore. During fiscal 2019, we established a new facility in Malaysia for the manufacture and repair of the newly introduced SeaLink product line discussed in more detail below. This facility is in close proximity to our Singapore facility. During February 2019, the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 22 - “Sale of Subsidiaries” of our consolidated financial statements for additional details.
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; Budapest, Hungary and Singapore. This includes the operations of our subsidiaries MCL, MEL, MML and our branch in Colombia. We conducted leasing operations through SAP, our subsidiary located in Brisbane, Australia and MSE, our subsidiary located in Ufa, Russia, prior to the sale of these entities in February 2019 and August 2018, respectively.
Management believes that the performance of our Marine Technology Products segment is indicated by revenues from equipment sales and by gross profit from those sales. Management further believes that the performance of our Equipment Leasing segment is indicated by revenues from equipment leasing and by the level of our investment in lease pool equipment. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.
The following table presents certain operating information by operating segment:

	Years Ended January 31,
	2020	2019	2018
	(in thousands)
Revenues:
Marine technology products	$29,572	$25,768	$27,573
Equipment leasing	13,213	17,383	20,919
Less inter-segment sales	(110)	(209)	(216)
Total revenues	42,675	42,942	48,276
Cost of sales:
Marine Technology products	16,591	15,027	16,844
Equipment leasing	9,573	16,384	25,563
Less inter-segment costs	(110)	(209)	(215)
Total costs of sales	26,054	31,202	42,192
Gross profit
Marine technology products	12,981	10,741	10,729
Equipment leasing	3,640	999	(4,644)
Inter-segment amounts	—	—	(1)
Total gross profit	16,621	11,740	6,084
Operating expenses:
Selling, general and administrative	19,716	20,905	19,663
Research and development	1,850	1,159	1,502
Impairment of intangible assets	760	—	1,466
Provision for doubtful accounts	2,000	200	1,013
Depreciation and amortization	2,670	2,496	2,148
Total operating expenses	26,996	24,760	25,792
Operating loss	$(10,375)	$(13,020)	$(19,708)

	Years Ended January 31,
	2020	2019	2018
	(in thousands)
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(11,287)	$(19,840)	$(21,069)
Interest expense (income), net	46	(72)	(47)
Depreciation and amortization	7,768	11,814	16,637
Provision for income taxes	878	252	910
EBITDA (1)	(2,595)	(7,846)	(3,569)
Non-cash foreign exchange losses	258	5,620	844
Stock-based compensation	854	781	903
Impairment of intangible assets	760	—	1,466
Reserve against non-current prepaid income taxes	—	1,211	—
Cost of lease pool sales	155	1,162	7,571
Adjusted EBITDA (1)	$(568)	$928	$7,215
Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$(5,817)	$(5,457)	$719
Stock-based compensation	(854)	(781)	(903)
Provision for doubtful accounts	(2,000)	(200)	(1,013)
Provision for inventory obsolescence	(298)	(140)	(815)
Changes in accounts receivable (current and long-term)	2,050	(1,292)	(4,405)
Interest paid	63	8	86
Taxes paid, net of refunds	498	622	494
Gross profit from sale of lease pool equipment	1,197	2,367	4,906
Loss on sale of subsidiaries	—	(5,405)	—
Changes in inventory	2,810	781	(685)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	178	155	455
Impairment of intangible assets	(760)	—	(1,466)
Changes in prepaid expenses and other current assets	506	1,382	(1,002)
Foreign exchange losses, net	(313)	(171)	(61)
Reserve against non-current prepaid income taxes	—	(1,211)	—
Net assets held for sale	—	1,596	—
Other	145	(100)	121
EBITDA (1)	$(2,595)	$(7,846)	$(3,569)
___________________________________________________________

(1)
EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, impairment of intangible assets, stock-based compensation and other non-cash tax related items. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate

EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) beginning in fiscal 2019 SeaLink marine sensors and solid streamer systems (collectively the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. We completed the sale of SAP in the first quarter of fiscal 2020.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at January 31, 2020 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. We acquire some marine lease pool equipment from our Marine Technology Products segment. These assets are carried in our lease pool at the cost to our Marine Technology Products segment, less accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or which is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Item 1A- “Risk Factors.”
Business Outlook
The COVID-19 pandemic has created significant uncertainty in the global economy which could have an adverse effect on the Company’s business, financial position, results of operations and liquidity. The time frame for which disruptions related to the pandemic will continue is uncertain as is the magnitude of any adverse impacts. We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17 and April 7, respectively. Although both locations have now reopened for limited operations, they are not yet operating at full capacity. The Malaysia facility was reopened at April 21 with approximately 50% of its normal staff. We are allowed to operate in Singapore to receive and make shipments, but no production operations are currently allowed. The shut-down in Singapore is currently projected to continue through the month of May. Our other facilities have been allowed to operate, although at reduced efficiencies as certain employees have worked remotely. We expect a negative effect on our business due to these disruptions; however, the magnitude of such effect is uncertain. Management believes that any negative impacts will be temporary, but there can be no assurance of that.
Additionally, oil prices have declined sharply during the first quarter of 2020 and continuing in the second quarter in response to the economic effects of the COVID-19 pandemic and the recent announcement of Saudi Arabia’s abandonment of output restraints. This decline could have an adverse effect on our customers in the energy industry, which could in turn cause them to cancel or delay projects and orders with us and could impair their ability to make payments to us.
We are continuing to transform the Company from its historical equipment leasing business that was heavily dependent upon oil and gas exploration activity. While our Equipment Leasing segment remains a part of our business, increasingly we see greater opportunities for growth in our Marine Technology Products segment and expect that segment to represent an increasing part of our business going forward. Historically, a significant portion of the Marine Technology Products segment was dependent upon activity related to marine oil and gas exploration. In recent periods we have attempted to emphasize products and applications in other industries. Target markets for these products and services include commercial governmental organizations, both domestically and abroad, in the hydrographic, oceanographic, security, defense and seismic industries. We believe there are a number of opportunities to expand our offerings of technology and solutions to our customers by applying our existing technology to new markets and by adding new technology to our portfolio. We expect to add new technology through internal development, acquisition and by partnering with others.
During fiscal 2020, our Marine Technologies Products segment experienced an increase in both inquiries and order activity and an increase in revenues, particularly in the last half of fiscal 2020. As of January 31, 2020, our backlog of firm orders for this segment was approximately $8.9 million, as compared to approximately $8.7 million as of January 31, 2019. We estimate that approximately 80% of the backlog at January 31, 2020, relates to orders from non-energy related customers. We expect all of these orders to be completed within fiscal 2021. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly. In fiscal 2020, we introduced new sonar technology that we refer to as “MA-X”. We believe this to be revolutionary sonar technology that will significantly expand the opportunities available to us. We have received and delivered orders related to this new technology and continue to respond to orders and inquires related to this technology, including some for military related applications. While the MA-X technology has not had a material impact on our results of operations to date, we believe this technology will result in significant new opportunities for us. Also, in fiscal 2020, we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-X related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this, and similar opportunities could have a material impact on our operations. We also are pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a number of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for a number of years. In addition, we are pursuing a number of opportunities related to activity within the marine seismic industry. Certain projects, for which we anticipate providing equipment, including source controllers, have not progressed as rapidly as we had anticipated and had been indicated by our customers. Based on information from our customers, we believe these projects remain viable and will proceed. However, the timing of orders and delivery of products is uncertain.
Demand for the rental of land seismic exploration equipment varies by geographic region and has been very sporadic in recent periods. We expect continuing demand in Europe and South America through fiscal 2021; however, the decline in oil prices and the effect of the COVID-19 pandemic could materially impact such demand. Although we anticipate opportunities for projects in other parts of the world, competition is generally intense and there is no assurance that we will have the opportunity to provide equipment for such projects. We believe that specific situations may arise to reallocate capital from existing assets to other, newer technology thereby creating additional rental opportunities. In the third quarter of fiscal 2020, we redeployed capital from previous sales of lease pool equipment and invested approximately $2.0 million in certain new land nodal equipment. This equipment was purchased from Inova pursuant to our ongoing partnership and equipment lease agreement. Although we are making efforts to move away from land-based seismic operations, the decision to invest in this particular equipment was made in response to demand from customers. This new equipment was immediately deployed on a project in Europe. Notwithstanding the recent uncertainty in global energy markets, we believe there are opportunities to sell lease pool equipment and redeploy that capital.
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
Subsequent to January 31, 2020 and in response to the effects of the COVID-19 pandemic and the decline in oil prices, we have taken steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures. Should the effects of these factors continue, we may take further similar steps. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.
Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
For fiscal 2020, 2019 and 2018, we recorded operating losses of approximately $10.4 million, $13.0 million and $19.7 million, respectively. The improvement in fiscal 2020 from fiscal 2019 was due primarily to increased revenue and gross profit in the Marine Technology Products segment, and despite an increase in the provision for doubtful accounts year over year. The lower operating loss in fiscal 2019 as compared to fiscal 2018 was due primarily to reduced lease pool depreciation expense, non-recurring impairment charges in fiscal 2018, and lower provision for doubtful accounts year over year.

Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Years Ended January 31,
	2020	2019	2018
	($ in thousands)
Revenues:
Seamap	$22,003	$15,989	$18,527
Klein	7,472	7,474	4,602
SAP	101	3,264	5,667
Intra-segment sales	(4)	(959)	(1,223)
	29,572	25,768	27,573
Cost of sales:
Seamap	10,955	8,566	10,018
Klein	5,545	4,748	3,632
SAP	95	2,686	4,513
Intra-segment sales	(4)	(973)	(1,319)
	16,591	15,027	16,844
Gross profit	$12,981	$10,741	$10,729
Gross profit margin	44%	42%	39%
A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another which does not necessarily indicate a fundamental change in demand for these products. The increase in Seamap product sales in fiscal 2020 as compared to fiscal 2019 relates primarily to the sale of SeaLink streamer products and increased demand for BuoyLink RGPS positioning systems. The decline in revenue from Seamap product sales in fiscal 2019 as compared to fiscal 2018 was the result of from a general softening in demand within the marine seismic industry during that period. The gross profit generated by sales of Seamap products for fiscal 2020 and 2019 was approximately $11.1 million and $7.4 million, respectively. The gross profit margin from the sales of Seamap products in fiscal 2020 and 2019 increased to 50% from 46%, respectively. We had expected an additional order for approximately $2.0 million to a customer in Asia would be completed by January 31, 2020. However, due to customer requested modifications we were unable to make delivery by that time. We now expect this order to be completed in second quarter of fiscal 2021.
The Seamap gross profit margin for fiscal 2019 was negatively impacted by manufacturing expansion costs related to the start-up of our SeaLink product line. We began providing repair and support services to Mitsubishi Heavy Industries, Ltd (“MHI”). during the second quarter of fiscal 2019, pursuant to the support agreement we entered into in February 2019, and generated revenue from these and other services related to newly acquired technology of approximately $1.5 million in fiscal 2019, which resulted in a gross profit of approximately $200,000. This level of gross profit is lower than normally expected due to start-up costs for these operations. The time required to ramp up repair and production activity for these new products was longer than projected.
Gross profit during fiscal 2019 and fiscal 2018 was $7.4 million and $8.5 million, respectively. Our gross profit margin was 46% for fiscal 2019 and 2018. In fiscal 2018, we notified customers that certain legacy products would no longer be supported beyond a specified date. Due to this “end of life” determination we adjusted the carrying value of certain inventory related to these products resulting in a charge to cost of sales in fiscal 2018 of approximately $550,000. The fluctuations in gross profit margin among the periods were due primarily to the effect of these special charges and changes in product mix.
Revenue from the sale of Klein products remained essentially flat in fiscal 2020 as compared to fiscal 2019 and improved from fiscal 2018. This level of revenue remains below our expectations. We believe this shortfall was due in part to the following factors:

•	delays in project awards by domestic and foreign governmental agencies due to budget constraints and processes;

•	an industry-wide decline in the purchase of sonar products;

•	competitive pressures; and

•	delays in the introduction of new products.
The gross profit from sale of Klein products was approximately $1.9 million, with a gross profit margin of 26%, in fiscal 2020 and approximately $2.7 million, with a gross profit margin of 36%, in fiscal 2019. Gross margin decreased in fiscal 2020 due to product mix and a non-recurring adjustment related to a change in Klein’s standard cost model.
Equipment Leasing

Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Years Ended January 31,
	2020	2019	2018
	($ in thousands)
Revenues:
Equipment leasing	$11,281	$11,439	$7,826
Lease pool equipment sales	1,353	3,529	12,478
Other equipment sales	579	2,415	615
	13,213	17,383	20,919
Cost of sales:

Direct costs – equipment leasing	4,025	4,381	3,450
Lease pool depreciation	4,960	9,186	14,370
Cost of lease pool equipment sales	154	1,162	7,571
Cost of other equipment sales	434	1,655	172
	9,573	16,384	25,563
Gross profit (loss)	$3,640	$999	$(4,644)
Gross loss margin	28%	6%	(22)%
Equipment leasing revenues remained relatively flat year over year with a decrease of approximately 1% in fiscal 2020 compared to fiscal 2019. The decrease to revenue was primarily driven by reduced land leasing activity, primarily in Europe and Latin America. We had expected additional lease pool sales of approximately $1.0 million in fiscal 2020; however, an anticipated transaction with a customer in Asia could not be completed due to issues surrounding the COVID-19 outbreak in China. Subsequent to January 31, 2020, a lease pool sale transaction of a similar amount was completed with another customer.
Equipment leasing revenue in fiscal 2019 increased 46% to $11.4 million compared to $7.8 million in fiscal 2018. Sales of lease pool assets decreased to $3.5 million in fiscal 2019 compared to $12.5 million in fiscal 2018 due primarily to significant sales during the first quarter of 2018. The geographic regions with the largest contributions to our land leasing revenues in fiscal 2019 were Latin America, and Europe. In fiscal 2018 the regions making the largest contributions to leasing revenues were Asia, Latin America, Europe, and the United States.
From time to time, we sell equipment from our lease pool based on specific customer demand or in order to redeploy capital in other lease pool assets or other business opportunities. These transactions tend to occur as opportunities arise and, accordingly, are difficult to predict. Also included in sales of lease pool equipment are charges to leasing customers for lost or destroyed equipment. Due to the recent changes in the seismic equipment market we have implemented a strategy to dispose of certain lease pool equipment. Sales of lease pool equipment in prior periods has resulted in reduced inventory and therefore reduced availability for sales in the current or future periods. As a result of reduced inventories sales of lease pool equipment decreased in fiscal 2020 as compared to fiscal 2019, and in fiscal 2019 as compared to fiscal 2018. We will continue to evaluate opportunities for additional lease pool equipment sales in fiscal 2021. The sale of lease pool equipment resulted in a gross profit of approximately $1.2 million, $2.4 million and $4.9 million in fiscal 2020 and 2019, and 2018, respectively. The amount of the gross profit or loss on a particular transaction varies greatly based primarily upon the age of the equipment.
Lease pool depreciation expense for fiscal 2020 amounted to approximately $5.0 million, as compared to approximately $9.2 million in fiscal 2019 and approximately $14.4 million in fiscal 2018. Due to increased demand, opportunities and contractual obligations approximately $4.6 million in equipment was acquired in fiscal 2020. The decreases reflect reduced purchases and the sale of lease pool equipment in recent periods. We reduced our lease pool additions in fiscal 2016 through fiscal 2019 in response to industry conditions. At January 31, 2020, lease pool assets with an acquisition cost of approximately $114.5 million were fully depreciated yet remained in service. This compares to approximately $105.4 million at January 31, 2019. These assets, though fully depreciated, are expected to continue to generate revenues through leasing activity.
We recorded direct costs related to seismic leasing for fiscal 2020 in the amount of approximately $4.0 million as compared to approximately $4.4 million in fiscal 2019 and approximately $3.5 million in fiscal 2018. These costs as a percentage of leasing revenues for fiscal 2020, 2019 and 2018 are 36%, 38% and 44%, respectively. Direct costs typically fluctuate with leasing revenues, as the three main components of direct costs are freight, repairs and sublease expense. However, a portion of these costs are fixed, such as warehouse and employee related expenses. Costs related to subleased equipment increased in fiscal 2020 due to arrangements with certain OEM’s which provide us access to equipment for rental at no, or a reduced, initial investment.
Operating Expenses
Selling, general and administrative expenses for fiscal 2020 amounted to approximately $19.7 million, compared to approximately $20.9 million and $19.7 million in fiscal 2019 and 2018, respectively. The decrease in operating expenses during fiscal 2020 was due to cost control measures and the effect of the sale of our Australian subsidiary, SAP. General and administrative expenses increased in fiscal 2019 compared to fiscal 2018 due to approximately $1.5 million of incremental costs attributable to the HTI Acquisition and start-up of the Sealink product line, offset by the non-recurrence of restructuring costs of approximately $400,000 in the fourth quarter of 2018.
Research and development costs increased in fiscal 2020 as compared to prior periods due to increased product development activity, including that related to our MA-X and µMA-X technology.
As a result of the COVID-19 pandemic and the decline in world oil prices subsequent to January 31, 2020, we have reevaluated the collectability of our accounts receivables. We think it now more likely that certain of our customers will encounter financial difficulties and may be unable to fully satisfy their financial obligations to us. Therefore, we have recorded a provision for doubtful accounts of approximately $2.0 million in fiscal 2020. In fiscal 2019 and 2018, we provided approximately $200,000 and $1.0 million, respectively, for doubtful accounts. At January 31, 2020, and 2019, we had trade accounts and note receivables over 180 days past due of approximately $4.9 million and $4.3 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2020 and 2019, our allowance for doubtful accounts receivable amounted to approximately $4.1 million and $2.1 million, respectively.
Depreciation and amortization, other than lease pool depreciation, relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2020 is due primarily to asset additions in our new Malaysia facility.
We periodically evaluate the recoverability of our intangible assets, including tradename. Due to recent financial results and the inherent uncertainty in projections of future results, we determined to record an impairment charge of approximately $760,000, representing the full value of the tradename intangible asset related to Klein. For 2019, our evaluation did not give an indication of impairment. In fiscal 2018, our evaluation did give an indication of impairment, resulting in a goodwill impairment charge of approximately $1.5 million in fiscal 2018.
Other Income and Expense
Included in other expense in fiscal 2019 is approximately $5.4 million related to a loss on the sale of our Russian and Australian subsidiaries and a $1.2 million reserve against foreign non-current prepaid income taxes. The loss on the sale was primarily due to the cumulative translation loss related to our Russian operations.
Provision for Income Taxes
Our provision for income taxes for fiscal 2020 was approximately $878,000. This amount differed from the result expected when applying the U.S. statutory rate of 21% to our loss before income taxes due primarily to the effect of foreign branch and withholding taxes. Recent changes to United States tax laws, including a reduction in the corporate tax rate and the manner in which earnings from foreign operations are taxed, did not have a material effect on our provision for income taxes in fiscal 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act. However, based on the preliminary analysis the provisions of the CARES Act are not expected to have a material impact on the Company’s fiscal 2021 provision for income taxes.
In fiscal 2019, our provision for income taxes was approximately $252,000. This amount differed from the expected income tax benefit at the U.S. statutory rate of 21% due primarily to recording a valuation allowance against all of the fiscal 2019 increase in deferred tax assets and the effect of foreign branch and withholding taxes.
In fiscal 2018, our provision for income taxes was approximately $910,000. This amount differed from the expected income tax benefit at the U.S. statutory rate of 32% due primarily to recording a valuation allowance against all of the fiscal 2018 increase in deferred tax assets and the effect of foreign withholding taxes.
Internal Controls
As of January 31, 2020, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020. We are evaluating our controls related to accounting estimates and have identified changes to our existing controls and additional controls we intend to implement in an effort to strengthen our control environment. We can give no assurance that these actions will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Liquidity and Capital Resources
As discussed above, the COVID-19 pandemic and the decline in oil prices has created significant uncertainty in the global economy which could have an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to the pandemic will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts will be temporary, but there can be no assurance of that.
The Company has a history of losses, has had negative cash from operating activities in each of the last two years and its cash balance as of January 31, 2020 is significantly lower than at January 31, 2019. For the past three years, the Company has generated significant cash from the sale of preferred stock pursuant to an “at the market” program. That program has been completed and no further preferred shares can be sold pursuant to it. Furthermore, the amount of authorized preferred stock available for other financing transactions is limited. While the Company has plans to increase the authorized shares, such increase requires shareholder approval and there can be no assurance such approval will be obtained.
Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months. However, management believes there are compensating factors and actions that can be taken to address these uncertainties, including the following:

•	The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $22.2 million as of January 31, 2020, including cash of approximately $3.2 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•	The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has terminated or furloughed certain employees and contractors.

•
Despite the temporary suspension of operations in Malaysia and Singapore, operations have continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. There can be no assurance that there will not be further suspensions in the future.

•
The Company has a backlog of orders of approximately $8.9 million as of January 31, 2020 that is primarily related to customers not engaged in the energy industry. Production for certain of these orders was in process and included in inventory as of January 31, 2020, thereby reducing the liquidity needed to complete the orders.

•
There are various government sponsored grant or loan programs, both in the United States and in certain foreign locations which are available to the Company and for which the Company has applied. Although the initial funding for one such program has been depleted, the Company has pending applications for approximately $1.6 million in government sponsored loans. Management believes additional funding will become available for these programs.

•	Despite the present difficulties in world energy markets, Management believes there are opportunities sell assets such as lease pool equipment and have completed such transactions recently.

•	The Company has declared the quarterly dividend on the its Series A Preferred Stock for the quarter ending April 30, 2020, but such quarterly dividends could be suspended in the future.

•	Based on publicized transactions and preliminary discussions with potential funding sources, Management believes that other sources of debt and equity financing are available should the need arise.

Our principal sources of liquidity and capital over the past three fiscal years have been proceeds from issuances of preferred stock and from the sale of lease pool equipment.
The Series A Preferred Stock has been issued in the June 2016 offering, as consideration to MHI and in an “at the market” or “ATM” program. The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through January 31, 2020, we have issued 994,046 shares of our Series A Preferred Stock. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our at-the-market program. In addition, we have limited authorized capital of preferred stock remaining available for issuance. As of January 31, 2020, under our Amended and Restated Articles of Incorporation, we had 1,000,000 shares of preferred stock authorized.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(5,817)	$(5,457)	$719
Net cash (used in) provided by investing activities	(2,088)	(15)	8,997
Net cash provided by (used) in financing activities	1,749	5,145	(3,038)
Effect of changes in foreign exchange rates on cash and cash equivalents	(159)	(270)	(43)
Net (decrease) increase in cash and cash equivalents	$(6,315)	$(597)	$6,635
As of January 31, 2020, we had working capital of approximately $22.2 and cash and cash equivalents of approximately $3.2 million, as compared to working capital of approximately $28.8 million and cash and cash equivalents of approximately $9.5 million at January 31, 2019. Our working capital decreased during fiscal 2020 compared to fiscal 2019 due primarily to a decrease in cash and cash equivalents and an increase in accounts payable.
Cash Flows From Operating Activities. Cash flows used in operating activities in fiscal 2020 amounted to approximately $5.8 million in fiscal 2020 compared to cash flows used in operating activities of approximately $5.5 million in fiscal 2019 and cash flows provided by operating activities of approximately $719,000 in fiscal 2018. In fiscal 2020, the primary sources of cash used in operating activities was our net loss of $11.3 million, net of non-cash charges, including depreciation and amortization charges totaling approximately $7.8 million. The net change in other current assets and liabilities increased net cash used in operating activities for fiscal 2020 by approximately $5.6 million.
Cash Flows From Investing Activities. In fiscal 2020, 2019 and 2018, we acquired approximately $3.0 million, $1.7 million and $909,000, respectively, of new lease pool equipment. During fiscal 2019 we acquired certain assets in the Hydroscience Acquisition. The cash portion of the consideration given was $3.0 million. Cash proceeds received from the sale of lease pool equipment were approximately $1.7 million, $5.7 million and $10.3 million in fiscal 2020, 2019 and 2018, respectively.
Cash Flows From Financing Activities. We had in place an “at the market” or “ATM” program related to the Series A Preferred Stock which was concluded in the fourth quarter of fiscal 2020. We received net proceeds from the sale of our Series A Preferred Stock during fiscal 2020, 2019 and 2018 of $3.8 million, $6.9 million and $4.2 million, respectively. Included in the sales during fiscal 2019 were 174,046 shares issued to MHI in a privately negotiated transaction in connection with the Hydroscience Acquisition (see Note 5 - “Acquisition of Assets”). Proceeds from this transaction were $4.0 million. In fiscal 2020, 2019 and 2018, we paid cash dividends of approximately $2.1 million, $1.7 million and $905,000, respectively, related to the Series A Preferred Stock.
During fiscal 2020 we had no outstanding bank funded debt.
On August 2, 2013, we entered into a syndicated $50 million, secured, three-year revolving credit agreement (the “Credit Agreement”) with HSBC Bank USA, N.A as administrative agent, and on August 22, 2014, Seamap Singapore entered into a $15.0 million credit facility (the “Seamap Credit Facility”) with The Hongkong and Shanghai Banking Corporation Limited. In March 2017, we repaid all outstanding obligations under the Credit Agreement and terminated that agreement. Also, on April 5, 2017, we repaid all outstanding obligations under the Seamap Credit Facility and cancelled that facility. During fiscal 2018, our average borrowing levels under the Credit Agreement and the Seamap Credit Facility was approximately $801,000 and we made net repayments of borrowings under the Credit Agreement of approximately $3.5 million.
In connection with the temporary importation of our lease pool equipment into some countries we are required to post import bonds with the customs authorities of that country. In addition, from time to time we must post bonds in connection with bid, delivery or warranty obligations. These bonds are normally provided by local insurance, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds. As of January 31, 2020, we have deposited approximately $144,000 of cash under these conditions and classified this deposit as restricted cash.
The following table sets forth estimates of future payments of our consolidated contractual obligations as of January 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	2,722	1,315	1,179	228	—
Other obligations	1,195	228	967	—	—
Purchase obligations	2,836	2,836	—	—	—
Total	$6,753	$4,379	$2,146	$228	$—

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
We have determined that, due to fundamental shifts in our business strategy to emphasize our Marine Technology Products business and the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2020, can no longer be deemed indefinitely reinvested outside of the United States. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by recently enacted tax legislation in the United States (see Note 15 - “Income Taxes” to our consolidated financial statements).
As of January 31, 2020, we had deposits in foreign banks equal to approximately $2.3 million all of which we believe could be distributed to the United States without adverse tax consequences.
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

•
Service agreements – Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts ratably over the term of the contract. In some cases, we will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, we provide support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial.

Allowance for Doubtful Accounts
We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. Based on our view of general industry conditions and the specific customer factors discussed above, it was determined that an allowance of approximately $2.0 million was required for fiscal 2020. We recorded an allowance for doubtful accounts of approximately $200,000, and $1.0 million in fiscal 2019, and 2018, respectively.

Long-Lived Assets
We carry our lease pool of equipment and other property and equipment at cost, net of accumulated depreciation, and compute depreciation on the straight-line method over the estimated useful lives of the property and equipment, which range from two to ten years. Geophones and batteries are depreciated over three years and recording channels over five to seven years. Buildings are depreciated over thirty years; property improvements are amortized over ten years and leasehold improvements are amortized over the shorter of the useful life and the life of the lease. Intangible assets are amortized over estimated useful lives of three to fifteen years.
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
We carry our amortizable intangible assets at cost, net of accumulated amortization. Amortization is computed on a straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base) over the estimated life of the asset. Currently, patents are amortized over an eight-to ten-year period, proprietary rights are amortized over a ten-to fifteen-year period, customer relationships are amortized over an eight-year period, and covenants-not-to-compete are amortized over a three-year period. The basis for the proprietary rights and customer relationships lives are generally based upon the results of valuation reports commissioned from third parties. Patents are amortized over their remaining term. Covenants-not-to-compete are amortized over the term of the contract.
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
If there is an indication of possible impairment, we test the assets for recoverability. Recoverability is determined by comparing the estimated future undiscounted cash flows expected to be generated by our lease pool assets to their total carrying value. Considering the general industry downturn and the factors noted above, we performed a test for recoverability as of January 31, 2020. We determined that despite recent declines in the overall business environment, there was no impairment of our lease pool assets. See Item 1A - “Risk Factors” and Note - 9 “Seismic Equipment Lease Pool and Property and Equipment” to our consolidated financial statements.
Goodwill and Other Intangible Assets
As of January 31, 2020, all intangible assets, including goodwill, relate to our Marine Technology Products segment, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB Accounting Standards Codification Topic (ASC) 350, we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. We formally evaluate the carrying value of our goodwill for impairment annually, as of January 31 for each of our reporting units. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine if it is more likely than not that a reporting unit’s fair value exceeds its carrying value. If we are unable to conclude qualitatively that is more likely than not that a reporting unit’s fair value exceeds its carrying value, then we perform a quantitative assessment of fair value of a reporting unit. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists a possibility of impairment of goodwill.
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
As of January 31, 2020, 2019 and 2018 we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was not more than its fair value.
As of January 31, 2020, we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was more than its fair value. We therefore conducted a quantitative assessment which confirmed that the carrying value exceeded the fair value. Accordingly, we recorded an impairment loss of approximately $760,000 related to other intangible assets recorded in the Klein reporting unit.
As of January 31, 2019, we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was not more than its fair value.
As of January 31, 2018, we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was more than its fair value. We therefore conducted a quantitative assessment which confirmed that the carrying value exceeded the fair value. Accordingly, we recorded an impairment loss of approximately $1.5 million related to goodwill recorded in the Klein reporting unit.
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
The weight we give to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	projected taxable income in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of deferred tax assets expiring prior to without realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

In determining the valuation allowance to be recorded, we considered the following positive indicators:

•	our history of taxable income in certain jurisdictions;

•	the cyclical nature of the energy industry in general and the seismic industry in particular;

•	specific tax planning strategies that will produce additional taxable income;

•
the carryover periods for certain tax benefits. In particular, the loss carryover period in the United States is 20 years for tax years beginning before December 31, 2017 and indefinite for losses incurred in tax years beginning after December 31, 2017. Also, pursuant to the CARES Act the utilization of losses incurred in tax years beginning after December 31, 2017 is no longer limited to 80% of taxable income;

•	the carryover period for U.S. foreign tax credit carryforwards is 10 years;

•	no U.S. tax benefits are expected to expire prior to 2021;

•	we do not have a history of tax benefits expiring without being utilized; and

•	our existing customer relationships.
We also considered the following negative indicators:

•	our recent losses within certain jurisdictions, including the United States, Hungary, Canada and the United Kingdom;

•	the recent decline in worldwide oil prices;

•	the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

•	the risk of decreased global demand for oil; and

•	the potential for increased competition in the seismic equipment leasing and sales business.
Based on our evaluation of the evidence, as of January 31, 2020 we have provided the following approximate valuation allowances against deferred tax assets in various jurisdictions (in thousands):

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
United States(1)	$16,323	$(16,323)	$—
Hungary	1,199	(1,199)	$—
Canada	4,010	(4,010)	$—
United Kingdom	439	(439)	$—

(1)	includes federal and state deferred tax assets
The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2033, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we would need to generate taxable income of approximately $81.1 million.
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
Significant Accounting and Disclosure Changes
See Note 2 - “New Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements in Part II, Item 8 of this form 10-K.
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
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those operations. Our non-U.S. dollar transactions are denominated primarily in Canadian and British pound sterling. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At January 31, 2020, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $673,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $67,300 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.
Some of our foreign operations have been conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. During fiscal 2020 we had two subsidiaries whose functional currencies are the Canadian dollar and the British pound sterling. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of our Consolidated Balance Sheets. In fiscal 2020, approximately 8% of our net assets were impacted by changes in foreign currencies in relation to the U.S. dollar, which generally increased in value versus the currencies noted above. As a result, we have recognized a decrease of approximately $343,000 in Accumulated Other Comprehensive Loss, primarily related to changes in the relative exchange rate of the U.S. dollar against the Canadian dollar and British pound sterling. See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Other Income and Expense.”
Interest Rate Risk
As of January 31, 2020, we have no interest-bearing bank funded debt on our balance sheet.
Item 8. Financial Statements and Supplementary Data
The information required by this Item appears beginning on page F-1 and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management has identified a material weakness involving the Company's review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020.
As described below, the Company will implement changes to internal control procedures intended to ensure that accounting estimates will be based on relevant, sufficient and reliable data which is adequately reviewed and approved by appropriate levels of authority to ensure such estimates are reasonable and appropriate. Notwithstanding the material weakness described above, the Company's management, including our principal executive officers and principal financial officer, have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our disclosure controls and procedures are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, identified a material weakness involving the Company's review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020. Solely as a result of such material weakness, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of January 31, 2020.
Remediation Plan for the Material Weakness in Internal Control over Financial Reporting
To address the material weakness regarding the failure to detect an error in significant estimates, the Company will do the following:

•	Reinforce the importance of proper significant estimates through policy statements, regular communication and in periodic reviews and meetings with managers and staff;

•	Establish policies and procedures to ensure the accumulation of relevant, sufficient, and reliable data on which to base significant estimates;

•
Ensure adequate review and approval of the significant estimates by appropriate levels of authority, including the source of relevant factors, development of assumptions and the reasonableness of assumptions and resulting estimates;

•	Perform comparison of prior significant estimates with subsequent results to assess the reliability of the process used to develop significant estimates; and

•	Consideration by management of whether the resulting significant estimate is consistent with the operational plans of the entity.
The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to significant estimates and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Changes in Internal Control over Financial Reporting
Except for the material weakness discussed above, there was no change in our system of internal control over financial reporting during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2020.
We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics represents the code of ethics applicable to our principal executive officers, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website, http://www.mitchamindustries.com, and a copy will be mailed without charge, upon written request, to Mitcham Industries, Inc., 2002 Timberloch Place, Suite 400, The Woodlands, Texas, 77380, Attention: Robert P. Capps. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website, at http://www.mitchamindustries.com promptly following the date of the amendment or waiver.
Item 11. Executive Compensation
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2020.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2020.
Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of January 31, 2020.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1
3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)
3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 10, 2016.	001-13490	3.1
3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1
3.5	Certificate of Second Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated February 7, 2018	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on February 12, 2018.	001-13490	3.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1
4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2
4.3†	Description of Securities
10.1*	Amended and Restated Employment Agreement, dated September 8, 2015, between Mitcham Industries, Inc. and Billy F. Mitcham, Jr.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form 8-K filed with the SEC on September 14, 2015.	000-25142	10.1
10.2*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A
10.3*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	000-25142	Appendix A
10.4*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Form S-8 filed with the SEC on September 5, 2019.	333-233635	10.1
10.5*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10.6*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10.7*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10.8*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10.9*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10.10*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.11*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5
10.12*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10.13*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10.14*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10.15†*	Summary of Non-Employee Director Compensation
10.16	Facilities Agreement dated 15 August, 2014 between Seamap Pte Ltd as Company and Mitcham Industries, Inc. as Guarantor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.1
10.17	Security Deed dated 15 August, 2014 between Seamap Pte Ltd as Chargor and The HongKong and Shanghai Banking Corporation Limited as Lender	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 27, 2014.	000-25142	10.2
10.18	Amended and Restated Equity Distribution Agreement, dated as of December 18, 2019, by and between Mitcham Industries, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2019.	001-13490	1.1
12.1†	Ratio of Earnings to Fixed Charges
21.1†	Subsidiaries of Mitcham Industries, Inc.
23.1†	Consent of Moss Adams LLP
31.1†	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Guy Malden., Co-Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Robert P. Capps, Co-Chief Executive Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2020.

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

Signature	Title/Capacity	Date
/s/ GUY MALDEN	Co-Chief Executive Officer, Executive Vice President – Marine Systems (Co-Principal Executive Officer)	April 28, 2020
Guy Malden

/s/ ROBERT P. CAPPS	Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial Officer)	April 28, 2020

Robert P. Capps

/s/ MARK A. COX	Vice President of Finance and Accounting (Principal Accounting Officer)	April 28, 2020
Mark A. Cox

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 28, 2020
Peter H. Blum

/s/ THOMAS GLANVILLE	Director	April 28, 2020
Thomas Glanville

/s/ ROBERT J. ALBERS	Director	April 28, 2020
Robert J. Albers

/s/ MARCUS ROWLAND	Director	April 28, 2020
Marcus Rowland

/s/ WILLIAM H. HILARIDES	Director	April 28, 2020
William H. Hilarides

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Mitcham Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitcham Industries, Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, had negative cash flows from operations totaling $5,800,000 and $5,500,000 during fiscal 2020 and 2019 and currently does not have additional preferred shares authorized to sell, which has been a significant source of equity financing during fiscal 2020, 2019 and 2018. Additionally, the Company had to temporarily close two of its manufacturing locations and experienced delays in shipping orders related to the COVID-19 pandemic in 2020. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for accounting for leases in 2020 due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

Houston, Texas
April 28, 2020

We have served as the Company’s auditor since 2017.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,090	$9,389
Restricted cash	144	160
Accounts receivable, net of allowance for doubtful accounts of $4,054 and $2,113 at January 31, 2020 and 2019, respectively	11,921	12,082
Inventories, net	13,261	10,774
Prepaid expenses and other current assets	2,211	1,735
Assets held for sale	—	2,202
Total current assets	30,627	36,342
Seismic equipment lease pool and property and equipment, net	13,777	14,155
Operating lease right-of-use assets	2,300	—
Intangible assets, net	8,161	10,495
Goodwill	2,531	2,531
Non-current prepaid income taxes	—	128
Deferred tax asset	—	68
Long-term receivables, net of allowance for doubtful accounts of $- and $- at January 31, 2020 and January 31, 2019, respectively	403	712
Other assets	429	584
Long-term assets held for sale	—	286
Total assets	$58,228	$65,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,650	$1,534
Deferred revenue	765	1,040
Accrued expenses and other current liabilities	3,452	3,738
Income taxes Payable	242	224
Operating lease liabilities - current	1,339	—
Liabilities held for sale	—	892
Total current liabilities	8,448	7,428
Operating lease liabilities - non-current	961	—
Other non-current liabilities	967	1,195
Deferred tax liability	200	—
Total liabilities	10,576	8,623
Commitments and contingencies (Notes 10,16, and 20)
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 994 and 830 shares issued and outstanding at January 31, 2020, and 2019, respectively	22,104	18,330
Common stock $.01 par value; 20,000 shares authorized; 14,097 and 14,049 shares issued at January 31, 2020 and 2019, respectively	141	140
Additional paid-in capital	123,964	123,085
Treasury stock, at cost (1,929 shares at January 31, 2020 and 2019)	(16,860)	(16,860)
Accumulated deficit	(77,310)	(63,973)
Accumulated other comprehensive loss	(4,387)	(4,044)
Total shareholders’ equity	47,652	56,678
Total liabilities and shareholders’ equity	$58,228	$65,301
The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2020	2019	2018
Revenues:
Sale of marine technology products	$29,538	$25,571	$27,420
Equipment leasing	11,206	11,427	7,826
Sale of lease pool and other equipment	1,931	5,944	13,030
Total revenues	42,675	42,942	48,276
Cost of sales:
Sale of marine technology products	16,481	14,863	16,686
Equipment leasing (including lease pool depreciation of $4,959, $9,186 and $14,370 at January 31, 2020, 2019 and 2018, respectively)	8,983	13,522	17,764
Equipment sales	590	2,817	7,742
Total cost of sales	26,054	31,202	42,192
Gross profit	16,621	11,740	6,084
Operating expenses:
Selling, general and administrative	19,716	20,905	19,663
Research and development	1,850	1,159	1,502
Provision for doubtful accounts	2,000	200	1,013
Impairment of intangible assets	760	—	1,466
Depreciation and amortization	2,670	2,496	2,148
Total operating expenses	26,996	24,760	25,792
Operating loss	(10,375)	(13,020)	(19,708)
Other income (expense):
Loss on sale (including $5,355 of cumulative translation loss)	—	(5,405)	—
Reserve against non-current prepaid income taxes	—	(1,211)	—
Interest (expense) income, net	(46)	72	47
Other, net	12	(24)	(498)
Total other expense	(34)	(6,568)	(451)
Loss before income taxes	(10,409)	(19,588)	(20,159)
Provision for income taxes	(878)	(252)	(910)
Net loss	$(11,287)	$(19,840)	$(21,069)
Preferred stock dividends	(2,050)	(1,708)	(905)
Net loss attributable to common shareholders	$(13,337)	$(21,548)	$(21,974)
Net loss per common share:
Basic	$(1.10)	$(1.78)	$(1.82)
Diluted	$(1.10)	$(1.78)	$(1.82)
Shares used in computing loss per common share:
Basic	12,143	12,105	12,084
Diluted	12,143	12,105	12,084
The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended January 31,
	2020	2019	2018
Net loss attributable to common shareholders	$(13,337)	$(21,548)	$(21,974)
Change in cumulative translation adjustment for sale of foreign entities	—	5,355	—
Other changes in cumulative translation adjustment	(343)	(545)	1,740
Comprehensive loss	$(13,680)	$(16,738)	$(20,234)

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Years Ended January 31, 2018, 2019 and 2020
	Common Stock		Preferred Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2017	14,019	140	343	7,294	121,401	(16,858)	(20,451)	(10,594)	80,932
Net loss	—	—	—	—	—	—	(21,069)	—	(21,069)
Foreign currency translation	—	—	—	—	—	—	—	1,740	1,740
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	189	4,250	—	—	—	—	4,250
Preferred stock dividends	—	—	—	—	—	—	(905)	—	(905)
Stock-based compensation	—	—	—	—	903	—	—	—	903
Balances, January 31, 2018	14,019	140	532	11,544	122,304	(16,860)	(42,425)	(8,854)	65,849
Net loss	—	—			—	—	(19,840)	—	(19,840)
Foreign currency translation	—	—	—	—	—	—	—	4,810	4,810
Restricted stock issued	30	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	298	6,786	—	—	—	—	6,786
Preferred stock dividends	—	—	—	—	—	—	(1,708)	—	(1,708)
Stock-based compensation	—	—	—	—	781	—	—	—	781
Balances, January 31, 2019	14,049	$140	830	18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(11,287)	—	(11,287)
Foreign currency translation	—	—	—	—	—	—	—	(343)	(343)
Equity Compensation	9	1	—	—	25	—	—	—	26
Restricted stock issued	39	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	164	3,774	—	—	—	—	3,774
Preferred stock dividends	—	—	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	—	—	854	—	—	—	854
Balances, January 31, 2020	14,097	$141	994	$22,104	$123,964	$(16,860)	$(77,310)	$(4,387)	$47,652

The accompanying notes are an integral part of these consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(11,287)	$(19,840)	$(21,069)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,768	11,814	16,637
Stock-based compensation	854	781	903
Impairment of intangible assets	760	—	1,466
Provision for doubtful accounts, net of charge offs	2,000	200	1,013
Provision for inventory obsolescence	298	140	815
Gross profit from sale of lease pool equipment	(1,197)	(2,367)	(4,906)
Loss on sale of business	—	5,405	—
Deferred tax expense	503	(376)	(20)
Non-current prepaid tax	50	1,577	182
Changes in:
Accounts receivable	(1,723)	1,292	4,405
Unbilled revenue	(327)	(340)	—
Inventories	(2,810)	(781)	685
Accounts payable, accrued expenses and other current liabilities	(178)	(722)	(455)
Prepaids expenses and other current assets, net	(506)	(1,382)	1,002
Deferred revenue	(335)	567	—
Foreign exchange losses net of gains	313	171	61
Net assets held for sale	—	(1,596)	—
Net cash (used in) provided by operating activities	(5,817)	(5,457)	719
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(2,955)	(1,717)	(909)
Acquisition of assets	—	(3,000)	—
Purchases of property and equipment	(1,036)	(814)	(407)
Sales of used lease pool equipment	1,664	5,663	10,313
Sale of business, net of cash sold	239	(147)	—
Net cash (used in) provided by investing activities	(2,088)	(15)	8,997
Cash flows from financing activities:
Net payments on revolving line of credit	—	—	(3,500)
Payments on term loan and other borrowings	—	—	(2,807)
Net proceeds from preferred stock offering	3,773	6,853	4,174
Preferred stock dividends	(2,050)	(1,708)	(905)
Proceeds from exercise of stock options	26	—	—
Net cash provided by (used in) financing activities	1,749	5,145	(3,038)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(159)	(270)	(43)
Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	—	458	—
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(458)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,315)	(597)	6,635
Cash, cash equivalents and restricted cash, beginning of period	9,549	10,146	3,511
Cash, cash equivalents and restricted cash, end of period	$3,234	$9,549	$10,146
The accompanying notes are an integral part of these consolidated financial statements.

Mitcham Industries, Inc.
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Going Concern—These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As discussed in Note 3, the Company has a history of losses, has had negative cash from operating activities in the last two years and may not have access to sources of capital that were available in prior periods. In addition, the COVID-19 pandemic and the decline in oil prices subsequent to January 31, 2020 have created significant uncertainty and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial uncertainty has arisen regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.
Organization—Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, USA, Singapore and the United Kingdom. The Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), its wholly owned Singaporean subsidiary, Mitcham Marine Leasing Pte. Ltd. (“MML”), and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. All intercompany transactions and balances have been eliminated in consolidation. During August 2018, the Company completed the sale of its wholly owned Russian subsidiary, Mitcham Seismic Eurasia (“MSE”) and no longer operates within Russia. During February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”) (see Note 22 - “Sale of Subsidiaries” for additional details related to this transaction).
Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2020, 2019 and 2018 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenue are recognized as incurred.
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
Revenue Recognition of Service Agreements—Seamap provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. In some cases, the Company will provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems that Seamap sells, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for each of the three months ended January 31, 2020 were not material. Due to immateriality, service revenues are not presented separately in the financial statements.
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
Impairment—The Company reviews its long-lived assets, including its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on goodwill and indefinite lived assets on an annual basis. The Company performs a qualitative review to determine if it is more likely than not that the fair value of our reporting units is greater their carrying value.  If the Company is unable to conclude qualitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the Company performs a quantitative assessment of fair value of the reporting unit. The quantitative reviews involve significant estimates on the part of management.
Product Warranties—Seamap provide its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. Klein also provides its customers with similar warranties against defects in material and workmanship for an approximate twelve months period subsequent to delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2020, 2019 and 2018, warranty expense was not material.
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
The weight given to the potential effect of positive and negative evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion, or all, of the deferred tax asset. The more significant types of evidence considered include the following:

•	projected taxable income in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of deferred tax assets expiring prior realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.
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

The Company measures the fair values of goodwill, intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value goodwill, intangibles and other long-lived assets as of January 31, 2020. See Notes 10 and 11 to our consolidated financial statements.
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
Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2020, 2019 and 2018, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Years Ended January 31,
	2020	2019	2018
	(in thousands)
Stock options	79	96	77
Restricted stock	3	11	32
Total dilutive shares	82	107	109
For the fiscal years ended January 31, 2020, 2019 and 2018, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.
2. New Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. The Company adopted this ASU as of February 1, 2019. The adoption of ASU No. 2018-07 did not have a material effect on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify impairment testing of goodwill and other intangible assets by eliminating step two of the impairment test. The Company adopted the provisions of ASU 2017-04 as of January 31, 2018. The adoption of ASU 2017-04 did not have a material effect on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of February 1, 2017. The adoption of ASU No. 2016-18 did not have a material effect on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted the provisions of ASU No. 2016-15 as of February 1, 2018. The adoption of ASU No. 2016-15 did not have a material effect on the Company’s condensed consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required, and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 201703, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. The Company adopted the accounting standard as of February 1, 2019, using the cumulative-effect transition method, which applies the guidance at the beginning of the period of adoption. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company made the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $3.0 million and an operating lease liability of $3.0 million, primarily for office and shop space leases that are currently off-balance sheet. The adoption did not have a material impact on its results of operations nor any material impact on its cash flows.
In July 2015, the FASB issued ASU No. 2015-11, Inventory: (Topic 330), to provide guidance on measurement of inventory. ASU 2015-11 requires that inventories utilizing the first-in, first-out (FIFO) method be measured at lower of cost or net realizable value. The Company has adopted the provisions of ASU 2015-11 as of February 1, 2017. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial statements as the Company’s inventory is determined using the average cost and standard cost methods.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2014-09, as amended, (the “New Revenue Standard”) supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. The Company adopted the New Revenue Standard as of February 1, 2018 using the modified retrospective method. The adoption of the New Revenue Standard did not have a material impact on the Company’s consolidated financial statements.
3. Subsequent Events and Liquidity
The COVID-19 pandemic has created significant uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The time frame for which disruptions related to the pandemic will continue is uncertain as is the magnitude of any adverse impacts. We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17 and April 7, respectively. Although both locations have now reopened for limited operations, they are not yet operating at full capacity. Our other facilities have been allowed to operate, although at reduced efficiencies as certain employees have worked remotely. Management believes that any negative impacts will be temporary, but there can be no assurance of that.
Additionally, oil prices have declined sharply during the first quarter of 2020 and continuing in the second quarter in response to the economic effects of the COVID-19 pandemic and the recent announcement of Saudi Arabia’s abandonment of output restraints. This decline could have an adverse effect on our customers in the energy industry, which could in turn cause them to cancel or delay projects and orders with us and could impair their ability to make payments to us.
The Company has a history of losses, has had negative cash from operating activities in each of the last two years and its cash balance as of January 31, 2020 is significantly lower than at January 31, 2019. For the past three years, the Company has generated significant cash from the sale of preferred stock pursuant to an “at the market” program. That program has been completed and no further preferred shares can be sold pursuant to it. Furthermore, the amount of authorized preferred stock available for other financing transactions is limited. While the Company has plans to increase the authorized shares, such increase requires shareholder approval and there can be no assurance such approval will be obtained.
The above factors create substantial uncertainty regarding the Company’s future financial results and liquidity.
Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations.:

•	The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $22.2 million as of January 31, 2020, including cash of approximately $3.2 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•	The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has already terminated or furloughed certain employees and contractors.

•
Despite the temporary suspension of operations in Malaysia and Singapore, operations have continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. There can be no assurance that there will not be further suspensions in the future.

•
The Company has a backlog of orders of approximately $8.9 million as of January 31, 2020 that is primarily related to customers not engaged in the energy industry. Production for certain of these orders was in process and included in inventory as of January 31, 2020, thereby reducing the liquidity needed to complete the orders.

•
There are various government sponsored grant or loan programs, both in the United States and in certain foreign locations which are available to the Company and for which the Company has applied. Although the initial funding for one such program has been depleted, the Company has pending applications for approximately $1.6 million in government sponsored loans. Management believes additional funding will become available for these programs.

•	Despite the present difficulties in world energy markets, Management believes there are opportunities sell assets such as lease pool equipment and have completed such transactions recently.

•	The Company has declared the quarterly dividend on the its Series A Preferred Stock for the quarter ending April 30, 2020, but such quarterly dividends could be suspended in the future.

•	Based on publicized transactions and inquiries received from potential funding sources, Management believes that other sources of debt and equity financing are available should the need arise.

Notwithstanding the mitigating factors identified by management, there remains substantial uncertainty regarding the Company's ability to meet its obligations as they arise over the next twelve months.
4. Revenue from Contracts with Customers
Effective February 1, 2018 the Company adopted the New Revenue Standard using the modified retrospective method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after January 31, 2018 are presented under Topic 606.
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
The impact of adopting the New Revenue Standard was not material, as the analysis of our contracts under the New Revenue Standard supported the recognition of revenue at a point in time for the majority of our contracts, consistent with our historic revenue recognition model. As a result, the Company did not record an adjustment to opening retained earnings as a result of the adoption of the New Revenue Standard.
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Twelve Months Ended January 31,
	2020	2019
Revenue recognized at a point in time:	(in thousands)
Seamap	$21,270	$15,213
Klein	7,468	6,515
SAP	101	3,264
Total revenue recognized at a point in time	$28,839	$24,992
Revenue recognized over time:
Seamap	$733	$776
Klein	—	—
SAP	—	—
Total revenue recognized over time	733	776
Total revenue from contracts with customers	$29,572	$25,768

The revenue from products manufactured and sold by our Seamap and Klein businesses, as well as the revenue from products marketed and sold by our SAP business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software imbedded in Seamap products. The revenue from SMA is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Twelve Months Ended January 31,
	2020	2019
Revenue from contracts with customers:	(in thousands)
United States	$3,920	$2,690
Europe, Russia & CIS	15,262	11,858
Middle East & Africa	1,576	1,243
Asia-Pacific	5,030	8,900
Canada & Latin America	3,784	1,077
Total revenue from contracts with customers	$29,572	$25,768

As of January 31, 2020, contract assets and liabilities consisted of the following:

	January 31, 2020	January 31, 2019
Contract Assets:	(in thousands)
Unbilled revenue-current	$13	$340
Unbilled revenue - non-current	—	—
Total unbilled revenue	$13	$340
Contract Liabilities:
Deferred revenue & customer deposits - current	$220	$556
Deferred revenue & customer deposits - non-current	12	11
Total deferred revenue & customer deposits	$232	$567
Considering the products manufactured and sold by the businesses in our Marine Technology Products segment and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period.
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
The cash portion of the purchase price and other related costs were financed with the sale of 174,046 shares of our 9% Series A Cumulative Preferred Stock to MHI for $4.0 million.
6. Supplemental Statements of Cash Flows Information
Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Interest paid	$63	$8	$86
Income taxes paid, net	498	622	494
Seismic equipment purchases included in accounts payable at year-end	812	—	53
7. Inventories
Inventories consisted of the following (in thousands):

	As of January 31,
	2020	2019
Raw materials	$7,388	$5,446
Finished goods	4,557	5,229
Work in progress	2,720	1,322
Cost of inventories	14,665	11,997
Less allowance for obsolescence	(1,404)	(1,223)
Net inventories	$13,261	$10,774

8. Accounts Receivables
Accounts receivables consisted of the following (in thousands):

	As of January 31, 2020			As of January 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$15,975	$403	$16,378	$14,195	$712	$14,907
Less allowance for doubtful accounts	(4,054)	—	(4,054)	(2,113)	—	(2,113)
Accounts receivable net of allowance for doubtful accounts	$11,921	$403	$12,324	$12,082	$712	$12,794

As of January 31, 2020, the Company has structured payment agreements with two customers totaling $1.9 million and three customers totaling $3.0 million as of January 31, 2020 and 2019, respectively. These structured payment agreements are collateralized by the equipment sold and allow the customer to pay monthly amounts for a time period less than one year. The balance of structured payment receivables bear interest at an average rate of 2.5% and 3.6% for January 31, 2020 and 2019, respectively. The remaining repayment terms range from zero to eighteen months as of January 31, 2020.
9. Seismic Equipment Lease Pool and Property and Equipment
Seismic equipment lease pool and property and equipment consisted of the following (in thousands)

	As of January 31,
	2020	2019
Recording channels	$80,378	$84,207
Other peripheral equipment	64,756	63,312
Cost of seismic equipment lease pool	145,134	147,519
Land and buildings	4,274	4,041
Furniture and fixtures	10,530	9,897
Autos and trucks	561	571
Cost of property and equipment	15,365	14,509
Cost of seismic equipment lease pool and property and equipment	160,499	162,028
Less accumulated depreciation	(146,722)	(147,873)
Net book value of seismic equipment lease pool and property and equipment	$13,777	$14,155
As of January 31, 2020 and 2019, the Company completed an annual review of long-lived assets by comparing undiscounted future cash flows to be generated by our lease pool assets to the carrying value of our lease pool assets noting that the undiscounted future cash flows exceeded the carrying value. Therefore, and no impairment has been recorded.
Location of seismic equipment lease pool and property and equipment (in thousands):

	As of January 31,
	2020	2019
United States	$5,400	$1,566
Europe	4,110	5,564
Canada	1,136	93
Latin America	1,170	1,365
Singapore	773	4,496
Malaysia	1,188	1,071
Net book value of seismic equipment lease pool and property and equipment	$13,777	$14,155
10. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which was modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively the “New Lease Standard”). The New Lease Standard requires organizations that lease assets (“lessees”) to recognize the assets and liabilities of the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The New Lease Standard also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The New Lease Standard was effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.
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
Lease expense for the twelve months ended January 31, 2020 was approximately $1.2 million and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $30,000 for the twelve months ended January 31, 2020.

Supplemental balance sheet information related to leases as of January 31, 2020 was as follows (in thousands):

Lease	January 31, 2020	Impact of ASC 842 Transition
Assets
Operating lease assets	$2,300	$2,710

Liabilities
Operating lease liabilities	$2,300	$2,710

Classification of lease liabilities
Current liabilities	$1,339
Non-current liabilities	961
Total Operating lease liabilities	$2,300
Lease-term and discount rate details as of January 31, 2020 were as follows:

Lease term and discount rate	January 31, 2020
Weighted average remaining lease term (years)
Operating leases	1.76

Weighted average discount rate:
Operating leases	9.27%
The incremental borrowing rate was calculated using the Company’s weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Twelve Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,182)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$635

Maturities of lease liabilities at January 31, 2020 were as follows (in thousands):

January 31, 2020
2021	$1,338
2022	838
2023	222
2024	98
2025	52
Thereafter	21
Total payments under lease agreements	$2,569

Less: imputed interest	(269)
Total lease liabilities	$2,300

The Company leases seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases are generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments are the contractual responsibility of the lessee. To the extent that foreign taxes are not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. The Company is not aware of any foreign tax obligations as of January 31, 2020 and 2019 that are not reflected in the accompanying consolidated financial statements.
The Company leases seismic equipment, as well as other equipment from others under operating leases. Lease expense incurred by the Company in connection with such leases amounted to approximately $2.5 million, $1.9 million and $774,000 for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
The Company leases its office and warehouse facilities in Canada, Texas, Singapore, United Kingdom, Hungary, Colombia and Malaysia under operating leases. Facility lease expense for the fiscal years ended January 31, 2020, 2019 and 2018 was approximately $1.2 million, $1.3 million and $1.2 million, respectively.
11. Goodwill and Other Intangible Assets

	Weighted Average Life at 1/31/20	January 31, 2020				January 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(4,529)	$2,531	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.0	$9,293	$(4,971)	—	4,322	$9,303	$(4,292)	—	5,011
Customer relationships	1.8	5,024	(3,831)	—	1,193	5,024	(3,147)	—	1,877
Patents	4.5	2,440	(1,277)	—	1,163	2,441	(1,028)	—	1,413
Trade name	6.3	894	(63)	(760)	71	894	(52)	—	842
Developed technology	5.9	1,430	(584)	—	846	1,430	(441)	—	989
Other	4.3	653	(87)	—	566	385	(22)	—	363
Amortizable intangible assets		$19,734	$(10,813)	$(760)	$8,161	$19,477	$(8,982)	$—	$10,495
As of January 31, 2020, the Company completed its annual review of goodwill and indefinite lived intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $760,000 related to indefinite lived intangible assets in the Klein reporting unit.
As of January 31, 2019, the Company completed its annual review of goodwill and indefinite lived intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap and Klein reporting units were greater than their carrying values.
On January 31, 2018, the Company completed an annual review of goodwill. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $1.5 million related to goodwill in the Klein reporting unit.

Aggregate amortization expense was $1.8 million, $1.8 million and $1.5 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. As of January 31, 2020, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal years ending January 31:
2021	$1,733
2022	1,256
2023	1,088
2024	976
2025	746
Thereafter	2,362
Total	$8,161
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2020	2019
Contract settlement	$228	$219
Wages and benefits	373	596
Customer deposits	376	701
Accrued inventory	229	447
Other	2,246	1,775
Accrued Expenses and Other Liabilities	$3,452	$3,738

13. Shareholders’ Equity
The Company has 1,000,000 shares of preferred stock authorized. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2020, 994,046 shares of the Series A Preferred Stock were outstanding, and 830,372 shares were outstanding as of January 31, 2019. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our common stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.
The Company has 20,000,000 shares of common stock authorized, of which 14,097,000 and 14,049,000 were issued as of January 31, 2020 and 2019, respectively.
During the fiscal years ended January 31, 2020, and 2019 there were no shares surrendered in exchange for payment of taxes due upon vesting of restricted shares. During fiscal year ended January 31, 2018, approximately 359 shares were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The fiscal year ended January 31, 2018 shares had an average fair value of $4.79.

14. Related Party Transaction
On October 7, 2016, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”). On December 18, 2019, the Company and Agent entered into an Amended and Restated equity distribution agreement (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may sell up to 500,000 shares of the Series A Preferred Stocked through the Agent through an at the market (“ATM”) offering program. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the ATM program. For the twelve months ended January 31, 2020, the Company issued 163,674 shares of Series A Preferred Stock under the ATM offering program. Gross proceeds from these sales were approximately $3.9 million and the Agent received compensation of approximately $78,935, resulting in net proceeds to the Company of $3.9 million for the twelve months ended January 31, 2020. For the three months ended January 31, 2020, the Company issued 66,436 shares of Series A Preferred stock under the ATM offering program. Gross proceeds from these sales were approximately $1.6 million and the Agent received compensation of approximately $31,902, resulting in net proceeds to the Company of $1.6 million for the three months ended January 31, 2020. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. The Non-Executive Chairman of the Company received no portion of this compensation.
At January 31, 2020, the Company has an outstanding obligation payable to the beneficiary of the estate of our former CEO. The obligation, which bears interest at 4% per annum, totals approximately $1.2 million, of which approximately $967,000 is classified as long-term on the Company’s Consolidated Balance Sheet as of January 31, 2020.
15. Income Taxes

	Years Ended January 31,
	2020	2019	2018
	(in thousands)
(Loss) income before income taxes is attributable to the following jurisdictions:
Domestic	$(12,808)	$(6,025)	$(12,246)
Foreign	2,399	(13,563)	(7,913)
Total	$(10,409)	$(19,588)	$(20,159)
The components of income tax expense (benefit) were as follows:
Current:
Domestic	$27	$9	$(225)
Foreign	582	619	1,156
	609	628	931
Deferred:
Domestic	—	—	(36)
Foreign	269	(376)	15
	269	(376)	(21)
Income tax expense	$878	$252	$910

The following is a reconciliation of expected to actual income tax expense:

	Years Ended January 31,
	2020	2019	2018
	(in thousands)
Federal income tax at 21%, 21%, 32.9%, respectively	$(2,186)	$(4,113)	$(6,632)
Changes in tax rates	631	—	7,257
Permanent differences	101	(148)	3,356
Foreign effective tax rate differential	(197)	60	1,163
Foreign withholding taxes, foreign branch taxes, including penalties and interest	403	431	716
Tax effect of book loss on disposition of subsidiaries	69	1,271	—
Valuation allowance on deferred tax assets	1,719	2,249	(5,765)
Excess tax deficiency for share-based payments under ASU 2016-09	284	663	309
Other	54	(161)	506
	$878	$252	$910
The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$17,978	$16,696
Tax credit carry forwards	724	675
Stock option book expense	650	781
Allowance for doubtful accounts	776	329
Allowance for inventory obsolescence	570	480
Accruals not yet deductible for tax purposes	357	418
Fixed assets	851	1,255
Intangible assets	337	—
Other	954	876
Gross deferred tax assets	23,197	21,510
Valuation allowance	(23,197)	(21,407)
Deferred tax assets	—	103
Deferred tax liabilities:
Intangible assets	—	(35)
Other	(200)	—
Deferred tax liabilities	(200)	(35)
Unrecognized tax benefits	—	—
Total deferred tax (liabilities) assets, net	(200)	$68
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act and believes, based on preliminary analysis, that the legislation will not have a material impact on the Company’s future income tax expense or the related tax assets and liabilities.
On December 22, 2017, the United States enacted legislation commonly known as the TCJA. The TCJA contains (i) significant changes to corporate taxation, including reduction of the highest corporate tax rate from 35% to 21%, (ii) limitations on the deductibility of interest expense, business entertainment expenses, and executive compensation, and (iii) significant changes to U.S. international taxation, including a one-time repatriation tax on undistributed earnings of foreign subsidiaries, the exemption from U.S. tax of certain foreign earnings upon their distribution to U.S. corporate shareholders, and the addition of a base erosion and anti-abuse tax.

The Company’s effective federal income tax rate was 21%, 21% and 32.9% for the fiscal year ended January 31, 2020, 2019 and 2018, respectively. The reduction in the effective federal income tax rate is due to the TCJA reducing the corporate rate to 21%, effective January 1, 2018.
For fiscal 2018, the Company was required by U.S. generally accepted accounting principles to re-value its deferred tax assets and liabilities as a result of the reduction of the corporate tax rate to 21%. The change is required to be reported as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The impact of revaluation was a decrease of approximately $7.0 million in value of the Company’s U.S. deferred tax assets. The decrease in value of the U.S. deferred tax assets was directly offset by a corresponding reduction in the valuation allowance related to deferred tax assets. Therefore, no tax expense was recorded for fiscal year 2018 as a result of the change in the corporate tax rate.
In fiscal 2018 the Company also recognized approximately $11.2 million of estimated U.S. taxable income due to the one-time repatriation of previously untaxed foreign earnings and profits imposed by the TCJA. The repatriated foreign earnings were reported as a permanent difference and were entirely offset by current year U.S. net operating losses. As a result, the one-time repatriation of foreign earnings did not result in a tax liability for the Company.
As of January 31, 2019, the Company classified SAP, its Australian subsidiary, as held for sale. Included in the assets held for sale were deferred tax assets totaling $1.5 million. These deferred tax assets were offset by a full valuation allowance resulting in a net zero balance in deferred tax assets classified as held for sale.
The Company has determined that, due to fundamental shifts in its business strategy to emphasize its Marine Technology Products business and the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2020, should no longer be deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the TCJA and recorded in fiscal 2018. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2020.
Included in deferred tax assets is approximately $700,000 related to stock-based compensation, including non-qualified stock options. A significant number of stock options expired during fiscal 2020 because the market price of the Company’s common stock remained below the exercise price of these options. Recent market prices for the Company’s common stock remain below the exercise price of a number of options outstanding as of January 31, 2020. Should the market price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.
As of January 31, 2020, the Company has recorded valuation allowances of approximately $23.2 million related to deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.
At January 31, 2020, the Company had tax credit carry forwards of approximately $724,000, which amounts can be carried forward through at least 2021.
As of January 31, 2020, 2019 and 2018 the company had no unrecognized tax benefits attributable to uncertain tax positions.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.
The Company prospectively adopted the provisions of ASU 2016-09 beginning February 1, 2017. Accordingly, all excess tax benefits and deficiencies related to employee share-based payments are recognized as income tax benefits or expense in the accompanying Consolidated Statement of Operations and in the accompanying Consolidated Statement of Cash Flows as operating activities. For fiscal 2020, the excess tax deficiency for share-based payments recognized as tax expense was approximately $284,000.
The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2017 through 2020. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2015 through 2020. The Company’s Canadian income tax returns are subject to examination by the Canadian tax authorities for fiscal years ended January 31, 2016 through 2020. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2015 through January 31, 2020.

16. Commitments and Contingencies
Purchase Obligations—At January 31, 2020, the Company had approximately $2.8 million in purchase orders outstanding.
Customs and Performance Guarantees—As of January 31, 2020, the Company had provided customs and performance guarantees totaling approximately $144,000 which, were secured by cash deposits to a banking institution.
17. Stock Option Plans
At January 31, 2020, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2020, 2019 and 2018 was approximately $854,000, $781,000 and $903,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2020, 2019 and 2018 were $1.77, $1.80 and 2.02 respectively. The assumptions for the periods indicated are noted in the following table.
Weighted average Black-Scholes-Merton fair value assumptions

	Years Ending January 31,
	2020	2019	2018
Risk free interest rate	1.47 - 2.53%	2.51 - 2.75%	1.89 - 2.01%
Expected life	3.98 - 6.00 yrs	4.00 - 6.86 yrs	4.87 - 6.87 yrs
Expected volatility	49 - 51%	49 - 49%	42 - 47%
Expected dividend yield	0.0%	0.0%	0.0%
Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during the fiscal years ended January 31, 2020, 2019 and 2018.
The Company has share-based awards outstanding under five different plans: the 1994 Stock Option Plan (“1994 Plan”), the 1998 Amended and Restated Stock Awards Plan (“1998 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Mitcham Industries, Inc. Stock Awards Plan (“2006 Plan”) and the 1994 Non-Employee Director Plan (“Director Plan”), (collectively, the “Plans”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Director Plan, under which options generally vest after one year) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. All Plans except for the 2006 Plan have been closed for future grants. All shares available but not granted under the 1998 Plan and the 2000 Plan as of the date of the approval of the 2006 Plan were transferred to the 2006 Plan. As of January 31, 2020, there were approximately 1,050,000 shares available for grant under the 2006 Plan. The 2006 Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued for restricted stock and upon the exercise of options.

Stock Based Compensation Activity
The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2020:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2019	2,163	$7.75	6.54	$526
Granted	640	3.96
Exercised	(9)	2.80
Forfeited	(88)	3.73
Expired	(266)	29.86
Outstanding, January 31, 2020	2,440	$4.51	7.08	$20
Exercisable at January 31, 2020	1,461	$4.87	5.94	$15
Vested and expected to vest at January 31, 2020	2,400	$4.50	7.02	$20
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2020. This amount changes based upon the market value of the Company’s common stock. There was no intrinsic value of the 9,000 options exercised during the fiscal year ended January 31, 2020. No options were exercised during the fiscal years ended January 31, 2019, and 2018. The fair value of options that vested during the fiscal years ended January 31, 2020, 2019 and 2018 was approximately $650,000, $850,000 and $500,000, respectively. For the fiscal year ended January 31, 2020, approximately 335,000 options vested.
As of January 31, 2020, there was approximately $1.0 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.6 years.
Restricted stock as of January 31, 2020 and changes during the fiscal year ended January 31, 2020 were as follows:

	Year Ended January 31, 2020
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	—	$—
Granted	43	3.98
Vested	(2)	3.98
Canceled	(4)	3.98
Unvested, end of period	37	$3.98
As of January 31, 2020, there was approximately no unrecognized stock-based compensation expense related to unvested restricted stock awards.
18. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the UK, Singapore, Malaysia and New Hampshire, and Huntsville, Texas.
The Equipment Leasing segment offers for lease or sale, new and “experienced” seismic equipment to seismic contractors in the oil and gas industry. The Equipment Leasing segment is headquartered in Huntsville, Texas, with sales and services offices in Calgary, Canada and Singapore.
Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2020			As of January 31, 2019			As of January 31, 2018
	Marine Technology Products	Equipment Leasing	Consolidated	Marine Technology Products	Equipment Leasing	Consolidated	Marine Technology Products	Equipment Leasing	Consolidated
Fixed assets, net	$4,791	$8,986	$13,777	$4,635	$9,534	$14,155	$3,790	$19,161	$22,900
Intangible assets, net	8,048	113	8,161	10,417	78	10,495	8,015	—	8,015
Goodwill	2,531	—	2,531	2,531	—	2,531	2,531	—	2,531
Total Assets	47,211	11,017	58,228	44,832	20,469	65,301	35,879	37,850	73,679

	As of January 31, 2020				As of January 31, 2019				As of January 31, 2018
	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated	Marine Technology Products	Equipment Leasing	Corporate expenses	Consolidated
Revenues	$29,572	$13,213	—	$42,675	$25,768	$17,383	$—	$42,942	$27,572	$20,919	$—	$48,276
Interest expense, net	1	(47)	—	(46)	—	72	—	72	(18)	65	—	47
Operating loss	(2,259)	(4,667)	(3,471)	(10,375)	(3,780)	(5,872)	(3,375)	(13,020)	(2,572)	(13,930)	(3,211)	(19,708)
Capital expenditures	894	3,097	—	3,991	583	1,948	—	2,531	268	1,048	—	1,316
Depreciation and amortization expense	2,649	5,141	—	7,768	2,418	9,402	—	11,814	1,991	14,652	—	16,637
Approximately $110,000, $209,000 and $216,000 related to sales from Marine Technology Products to the Equipment Leasing segment is eliminated in the consolidated revenues for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
A reconciliation of operating income is as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Marine Technology Products	$(2,259)	$(3,780)	$(2,572)
Equipment Leasing	(4,667)	(5,872)	(13,930)
Corporate Expenses	(3,471)	(3,375)	(3,211)
Reconciling items:
Elimination of loss from inter-company sales	22	7	5
Consolidated operating income	$(10,375)	$(13,020)	$(19,708)

19. Quarterly Financial Data (Unaudited)

	Quarters Ended
	Fiscal Year	April 30	July 31	October 31	January 31
Net revenues:	2020	$9,857	$8,898	$10,663	$13,257
	2019	$7,613	$8,350	$14,651	$12,328
Gross profit:	2020	$3,741	$2,882	$4,051	$5,947
	2019	$1,245	$1,860	$5,224	$3,411
Loss before income taxes:	2020	$(2,360)	$(3,088)	$(1,968)	$(2,993)
	2019	$(5,468)	$(4,504)	$(5,440)	$(4,176)
Incomes taxes (benefit):	2020	$55	$48	$60	$715
	2019	$437	$85	$(249)	$(21)
Net loss:	2020	$(2,415)	$(3,136)	$(2,028)	$(3,708)
	2019	$(5,905)	$(4,589)	$(5,191)	$(4,155)
Loss per common share – basic:	2020	$(0.24)	$(0.30)	$(0.21)	$(0.35)
	2019	$(0.52)	$(0.41)	$(0.47)	$(0.38)
Loss per common share – diluted:	2020	$(0.24)	$(0.30)	$(0.21)	$(0.35)
	2019	$(0.52)	$(0.41)	$(0.47)	$(0.38)
20. Concentrations
Credit Risk—As of January 31, 2020, no customers exceeded 10% of consolidated accounts receivable. During fiscal year ended 2019, one customer amounted to an aggregate of approximately $2.2 million.
The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $2.3 million at January 31, 2020 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.
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
21. Sales and Major Customers
A summary of the Company’s revenues from customers by geographic region, outside the U.S., is as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
UK/Europe	$20,366	$15,200	$11,835
Canada	3,731	2,049	807
Latin America	2,663	1,267	1,354
Asia/South Pacific	6,871	13,555	16,768
Eurasia	290	1,803	332
Other	1,942	2,723	5,834
Total	$35,863	$36,597	$36,930
During the fiscal years ended January 31, 2020 and 2019 no individual customer exceeded 10% of total revenue. During fiscal year ended 2018, two individual customers exceeded 10% of total revenues.

22. Sale of Subsidiaries
In February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two-year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company. We received payment of the working capital adjustment in August of 2019. The note receivable was recorded as other non-current assets as of January 31, 2020.
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, MSE, to an unrelated third party (the “Buyer”) for total contractual proceeds of approximately $1.2 million U.S. dollars. Our agreement with the Buyer stipulated a series of eight (8) payments totaling the contractual proceeds, plus interest accruing at a rate of 9% per annum, with the final payment to be received on or before August 31, 2019. Through January 31, 2020, the Buyer has made payments totaling approximately $705,000. Although we did not receive all the stipulated payments before August 31, 2019, we are working with the Buyer and expect the balance of contractual proceeds, together with applicable interest, to be paid in full. The amounts due from Buyer were recorded in accounts receivable at January 31, 2020. As a result of the sale of MSE, the Company recorded a loss of approximately $4.9 million, including recognition of approximately $5.4 million of cumulative translation losses which had been historically recorded in Accumulated Other Comprehensive Loss, a component of equity.

SCHEDULE II
MITCHAM INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2020	$2,113	2,000	—	(a)	(59)	(b)	$4,054
January 31, 2019	$6,167	212	—	(a)	(4,266)	(b)	$2,113
January 31, 2018	$5,904	1,027	(23)	(a)	(741)	(b)	$6,167
Allowance for obsolete equipment and inventory
January 31, 2020	$1,222	298	1	(a)	(117)	(c)	$1,404
January 31, 2019	$1,675	132	(32)	(a)	(553)	(c)	$1,222
January 31, 2018	$952	989	20	(a)	(286)	(c)	$1,675

(a)	Represents translation differences.

(b)	Represents recoveries and uncollectible accounts written off.

(c)	Represents sale or scrap of inventory and obsolete equipment.