Form 10-Q
period 2020-04-30
MITCHAM INDUSTRIES INC
filed 2020-06-11
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,182,233 shares of common stock, $0.01 par value, were outstanding as of June 9, 2020.

MITCHAM INDUSTRIES, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$3,090
Restricted cash	—	144
Accounts receivable, net of allowance for doubtful accounts of $2,196 and $4,054 at April 30, 2020 and January 31, 2020, respectively	7,996	11,921
Inventories, net	13,783	13,261
Prepaid expenses and other current assets	2,515	2,211
Total current assets	28,999	30,627
Seismic equipment lease pool and property and equipment, net	12,002	13,777
Operating lease right-of-use assets	1,957	2,300
Intangible assets, net	7,703	8,161
Goodwill	—	2,531
Long-term receivables, net of allowance for doubtful accounts of $- and $- at April 30, 2020 and January 31, 2020, respectively	535	403
Other assets	7	429
Total assets	$51,203	$58,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,292	$2,650
Deferred revenue	602	765
Accrued expenses and other current liabilities	3,071	3,452
Income taxes payable	620	242
Operating lease liabilities - current	966	1,339
Total current liabilities	8,551	8,448
Operating lease liabilities - non-current	991	961
Other non-current liabilities	911	967
Deferred tax liability	200	200
Total liabilities	10,653	10,576
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; 994 and 994 shares issued and outstanding at April 30, 2020 and January 31, 2020, respectively	22,104	22,104
Common stock, $0.01 par value; 20,000 shares authorized; 14,097 and 14,097 shares issued at April 30, 2020 and January 31, 2020, respectively	141	141
Additional paid-in capital	124,194	123,964
Treasury stock, at cost (1,929 shares at April 30, 2020 and January 31, 2020)	(16,860)	(16,860)
Accumulated deficit	(84,511)	(77,310)
Accumulated other comprehensive loss	(4,518)	(4,387)
Total shareholders’ equity	40,550	47,652
Total liabilities and shareholders’ equity	$51,203	$58,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended April 30,
	2020	2019
Revenues:
Sale of marine technology products	$3,187	$5,977
Equipment leasing	2,575	3,323
Sale of lease pool and other equipment	1,613	557
Total revenues	7,375	9,857
Cost of sales:
Sale of marine technology products	2,703	3,455
Equipment leasing (including lease pool depreciation of $926 and $1,446 at April 30, 2020 and 2019, respectively	1,770	2,411
Equipment sales	713	250
Total cost of sales	5,186	6,116
Gross profit	2,189	3,741
Operating expenses:
Selling, general and administrative	4,654	5,232
Research and development	410	315
Impairment of intangible assets	2,531	—
Depreciation and amortization	774	650
Total operating expenses	8,369	6,197
Operating loss	(6,180)	(2,456)
Other income (expense):
Interest expense, net	(11)	(11)
Other, net	70	107
Total other income	59	96
Loss before income taxes	(6,121)	(2,360)
Provision for income taxes	(521)	(55)
Net loss	$(6,642)	$(2,415)
Preferred stock dividends	(559)	(471)
Net loss attributable to common shareholders	$(7,201)	$(2,886)
Net loss per common share:
Basic	$(0.59)	$(0.24)
Diluted	$(0.59)	$(0.24)
Shares used in computing net loss per common share:
Basic	12,172	12,119
Diluted	12,172	12,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2020	2019
Net loss attributable to common shareholders	$(7,201)	$(2,886)
Change in cumulative translation adjustment for sale of foreign entity	—	(331)
Other changes in cumulative translation adjustment	(131)	(119)
Comprehensive loss	$(7,332)	$(3,336)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,642)	$(2,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,701	2,131
Stock-based compensation	230	172
Impairment of intangible assets	2,531	—
Provision for inventory obsolescence	22	—
Gross profit from sale of lease pool equipment	(850)	(363)
Deferred tax expense	—	135
Changes in:
Accounts receivable	3,728	76
Unbilled revenue	(9)	5
Inventories	(554)	(501)
Prepaid expenses and other current assets	201	(672)
Income taxes receivable and payable	424	2
Accounts payable, accrued expenses and other current liabilities	300	(382)
Deferred revenue	(153)	(23)
Foreign exchange losses net of gains	—	(16)
Net cash provided by (used in) operating activities	929	(1,851)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(110)	—
Purchases of property and equipment	(65)	(366)
Sale of used lease pool equipment	1,414	730
Sale of business, net of cash sold	—	239
Net cash provided by investing activities	1,239	603
Cash flows from financing activities:
Net proceeds from preferred stock offering	—	409
Preferred stock dividends	(559)	(471)
Net cash used in financing activities	(559)	(62)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(138)	(100)
Net decrease in cash, cash equivalents and restricted cash	1,471	(1,410)
Cash, cash equivalents and restricted cash, beginning of period	3,234	9,549
Cash, cash equivalents and restricted cash, end of period	$4,705	$8,139
Supplemental cash flow information:
Interest paid	$11	$14
Income taxes paid	$149	$97
Purchases of seismic equipment held for lease in accounts payable at end of period	$702	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2020	14,097	$141	994	$22,104	$123,964	$(16,860)	$(77,310)	$(4,387)	$47,652
Net loss	—	—	—	—	—	—	(6,642)	—	(6,642)
Foreign currency translation	—	—	—	—	—	—	—	(131)	(131)
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	230	—	—	—	230
Balances, April 30, 2020	14,097	$141	994	$22,104	$124,194	$(16,860)	$(84,511)	$(4,518)	$40,550

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(2,415)	—	(2,415)
Foreign currency translation	—	—	—	—	—	—	—	(450)	(450)
Preferred stock offering	—	—	17	409	—	—	—	—	409
Preferred stock dividends	—	—	—	—	—	—	(471)	—	(471)
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balances, April 30, 2019	14,049	$140	847	$18,739	$123,257	$(16,860)	$(66,859)	$(4,494)	$53,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

MITCHAM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Mitcham Industries, Inc., a Texas corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore, Malaysia, the United Kingdom and Texas. The Company, together with its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”); its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”); and its branch operations in Colombia, provides full-service equipment leasing, sales and service to the seismic industry worldwide. In February 2019 the Company sold its wholly owned Australian subsidiary Seismic Asia Pacific Pty Ltd (“SAP”) and in August 2018 the Company sold its wholly owned Russian subsidiary, Mitcham Seismic Eurasia LLC (“MSE”). See Note 12 to our condensed consolidated financial statements for more information. All intercompany transactions and balances have been eliminated in consolidation.
These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a history of losses, has had negative cash from operating activities in the last two years and may not have access to sources of capital that were available in prior periods. In addition, the COVID-19 pandemic and the decline in oil prices during the quarter ended April 30, 2020 have created significant uncertainty and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial uncertainty has arisen regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2020 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2020, the results of operations for the three months ended April 30, 2020 and 2019, the cash flows for the three months ended April 30, 2020 and 2019, and the statement of shareholders’ equity for the three months ended April 30, 2020 and 2019, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2021.
3. New Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) as modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The Company adopted the standard effective February 1, 2019. We have elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at

February 1, 2019 and we have elected to apply several of the practical expedients in conjunction with accounting policy elections. See Note 6 to our condensed consolidated financial statements for additional details.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company adopted this guidance effective February 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended April 30,
	2020	2019
Revenue recognized at a point in time:	(in thousands)
Seamap	$2,014	$4,118
Klein	998	1,557
SAP	—	101
Total revenue recognized at a point in time	$3,012	$5,776
Revenue recognized over time:
Seamap	$200	$206
Total revenue recognized over time	200	206
Total revenue from contracts with customers	$3,212	$5,982

The revenue from products manufactured and sold by our Seamap and Klein businesses, as well as the revenue from products marketed and sold by our SAP business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA’s is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract, which is typically twelve months. The Company sold SAP during the first quarter of fiscal 2020. See Note 12 to our condensed consolidated financial statements for more information.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
United States	$1,100	$756
Europe, Russia & CIS	1,376	2,604
Middle East & Africa	76	191
Asia-Pacific	302	1,274
Canada & Latin America	358	1,157
Total revenue from contracts with customers	$3,212	$5,982

As of April 30, 2020, and January 31, 2020, contract assets and liabilities consisted of the following:

	April 30, 2020	January 31, 2020
Contract Assets:	(in thousands)
Unbilled revenue - current	$4	$13
Total unbilled revenue	$4	$13
Contract Liabilities:
Deferred revenue & customer deposits - current	$79	$220
Deferred revenue & customer deposits - non-current	—	12
Total deferred revenue & customer deposits	$79	$232
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
5. Balance Sheet

	As of April 30, 2020			As of January 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$10,192	$535	$10,727	$15,975	$403	$16,378
Less allowance for doubtful accounts	(2,196)	—	(2,196)	(4,054)	—	(4,054)
Accounts receivable net of allowance for doubtful accounts	$7,996	$535	$8,531	$11,921	$403	$12,324
As of April 30, 2020, the Company has structured payment agreements with two customers totaling $1.8 million. As of January 31, 2020, the Company had structured payment agreements with two customers totaling $1.9 million. Payments expected to be received in more than one year have been classified as long-term receivables and total approximately $535,000 and $403,000 as of April 30, 2020 and January 31, 2020, respectively. The structured payment agreements bear interest at an average rate of approximately 2.8% and 2.5% as of April 30, 2020 and January 31, 2020, respectively.

	April 30, 2020	January 31, 2020
	(in thousands)
Inventories:
Raw materials	$7,452	$7,388
Finished goods	4,017	4,557
Work in progress	3,736	2,720
	15,205	14,665
Less allowance for obsolescence	(1,422)	(1,404)
Total inventories, net	$13,783	$13,261

	April 30, 2020	January 31, 2020
	(in thousands)
Seismic equipment lease pool and property and equipment:
Seismic equipment lease pool	$128,418	$145,134
Land and buildings	4,301	4,274
Furniture and fixtures	10,547	10,530
Autos and trucks	557	561
	143,823	160,499
Accumulated depreciation and amortization	(131,821)	(146,722)
Total seismic equipment lease pool and property and equipment, net	$12,002	$13,777
As of January 31, 2020, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Subsequent to January 31, 2020, there was a significant deterioration in macroeconomic factors and a decline in the market value of the Company’s equity securities which indicated possible impairment of long-lived assets. Accordingly, the Company completed a quantitative analysis of the long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no related impairment has been recorded.
6. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which was modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively, the “New Lease Standard”). The New Lease Standard requires organizations that lease assets ("lessees") to recognize the assets and liabilities of the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The New Lease Standard also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The New Lease Standard was effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.
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
Adoption of the New Lease Standard during first quarter of fiscal 2020 did have a material impact on our consolidated balance sheet as we recorded right-of-use assets and the corresponding lease liabilities related to our operating leases of approximately $3.0 million, each. The Company determined to treat lease costs with an original maturity of less than one year as short-term lease costs and did not record a right-of-use asset or related lease liability for these leases. The new standard did not have a material impact on our consolidated statements of operations or our statements of cash flows.
Lease expense for the three months ended April 30, 2020 was approximately $293,000 and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 for the three months ended April 30, 2020.

Supplemental balance sheet information related to leases as of April 30, 2020 was as follows (in thousands):

Lease	April 30, 2020	January 31, 2020
Assets
Operating lease assets	$1,957	$2,300

Liabilities
Operating lease liabilities	$1,957	$2,300

Classification of lease liabilities
Current liabilities	$966	$1,339
Non-current liabilities	991	961
Total Operating lease liabilities	$1,957	$2,300
Lease-term and discount rate details as of April 30, 2020 were as follows:

Lease term and discount rate	April 30, 2020	January 31, 2020
Weighted average remaining lease term (years)
Operating leases	1.77	1.76

Weighted average discount rate:
Operating leases	9.27%	9.27%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(293)	$(288)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$293	$592

Maturities of lease liabilities at April 30, 2020 were as follows (in thousands):

April 30, 2020
2020	$966
2021	819
2022	220
2023	96
2024	50
Thereafter	20
Total payments under lease agreements	$2,171

Less: imputed interest	(214)
Total lease liabilities	$1,957

7. Goodwill and Other Intangible Assets

	Weighted Average Life at 4/30/2020	April 30, 2020				January 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
			(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(4,529)	$2,531
Proprietary rights	6.8	$9,299	$(5,152)	$—	$4,147	$9,293	$(4,971)	$—	$4,322
Customer relationships	1.6	5,024	(4,002)	—	1,022	5,024	(3,831)	—	1,193
Patents	4.3	2,440	(1,339)	—	1,101	2,440	(1,277)	—	1,163
Trade name	6.1	894	(66)	(760)	68	894	(63)	(760)	71
Developed technology	5.7	1,430	(620)	—	810	1,430	(584)	—	846
Other	4.2	654	(99)	—	555	653	(87)	—	566
Amortizable intangible assets		$19,741	$(11,278)	$(760)	$7,703	$19,734	$(10,813)	$(760)	$8,161
Due to the economic impact of the COVID-19 pandemic, the decline in oil prices during the three months ended April 30, 2020 and a decline in the market value of the Company’s equity securities, the Company performed a quantitative review of the Seamap reporting unit and concluded that goodwill had been impaired. As a result, the Company recorded an impairment expense of approximately $2.5 million related to goodwill in the Seamap reporting unit during the quarter ended April 30, 2020.
The impairment of goodwill indicated a possible impairment of other intangible assets. Accordingly, the Company completed a quantitative analysis of the other intangible assets noting that the undiscounted future cash flows exceeded their carrying value and no related impairment has been recorded.
On January 31, 2020, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors at that time, it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors at that time, it was determined it was more likely than not that the fair value of our Klein reporting unit was not greater than its carrying value. Accordingly, we recorded an impairment of approximately $760,000 related to indefinite lived intangible assets in the Klein reporting unit as of January 31, 2020.
Aggregate amortization expense was $460,000 and $454,000 for the three months ended April 30, 2020 and 2019, respectively. As of April 30, 2020, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2020	$1,312
2021	1,201
2022	1,051
2023	949
2024	710
Thereafter	2,480
Total	$7,703
8. Income Taxes
For the three months ended April 30, 2020, the provision for income taxes was approximately $521,000 on a pre-tax net loss of $6.1 million. For the three months ended April 30, 2019, the provision for income taxes was approximately $55,000 on a pre-tax net loss of $2.4 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, plus the effect of foreign withholding taxes.
The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal and state income tax returns are subject to examination by the Internal Revenue Service and state tax authorities for fiscal years ended January 31, 2017 through 2020. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2015 through 2020.
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2020. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2020.

For the three months ended April 30, 2020 and 2019, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Basic weighted average common shares outstanding	12,172	12,119
Stock options	—	98
Unvested restricted stock	4	3
Total weighted average common share equivalents	4	101
Diluted weighted average common shares outstanding	12,176	12,220

For the three months ended April 30, 2020 and 2019, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
10. Related Party Transaction
On October 7, 2016 the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”), pursuant to which the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the "Preferred Stock"), par value $1.00 per share through an at-the-market ("ATM") offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of the Company’s board of directors (the "Board"). Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM offering program. As of January 31, 2020, we have issued 994,046 shares of our Series A Preferred Stock. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our ATM offering program and therefore no shares were available for issuance in the three months ended April 30, 2020. For the three months ended April 30, 2019, the Company issued 16,656, of Preferred Stock under the ATM offering program. Gross proceeds from these sales for the three months ended April 30, 2019 were approximately $417,000, and the Agent received compensation of approximately $8,000. The Non-Executive Chairman of the Board received no portion of this compensation.
11. Equity and Stock-Based Compensation
During the three months ended April 30, 2020, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. The Board also approved the grant of 250,000 non-qualified stock options and 15,000 shares of restricted stock during the first quarter of fiscal 2021. The non-qualified stock options had an average option price of $1.25 while the restricted stock was granted at an average price of $1.25 per share. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2020 was approximately $230,000 and during the three months ended April 30, 2019 was approximately $172,000.
Refer to Note 10 for additional details related to the issuance of Preferred Stock under the Company's ATM offering program.
12. Sale of Subsidiaries
In February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company. We received payment of the working capital adjustment in August of 2019. The note receivable was recorded as other non-current assets as of April 30, 2020 and January 31, 2020.
In August 2018, the Company completed the sale of its wholly owned Russian subsidiary, MSE, to an unrelated third party (the “Buyer”) for total contractual proceeds of approximately $1.2 million U.S. dollars. Our agreement with the Buyer stipulated a series of eight (8) payments totaling the contractual proceeds, plus interest accruing at a rate of 9% per annum, with the final payment to be received on or before August 31, 2019. Through April 30, 2020, the Buyer has made payments totaling approximately $705,000. Although we did not receive all the stipulated payments before August 31, 2019, we are working with the Buyer and expect the remaining balance of contractual proceeds due, together with applicable interest, to be paid in full. The amounts due from Buyer were recorded in accounts receivable at April 30, 2020 and January 31, 2020.
13. Segment Reporting
The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom, Singapore, Malaysia, the states of New Hampshire and Texas. Prior to the sale of SAP in February 2019, we had a facility in Australia. See Note 12 to our condensed consolidated financial statements.

The Equipment Leasing segment offers for lease or sale, new and used seismic equipment to the oil and gas industry, seismic contractors, environmental agencies, government agencies and universities. The Equipment Leasing segment is headquartered in Texas, with sales and services offices in Canada, Hungary, Singapore and, prior to the sale of MSE in August 2018, Russia. See Note 12 to our condensed consolidated financial statements.
Financial information by business segment is set forth below (net of any allocations):

	Total Assets
	As of April 30, 2020	As of January 31, 2020
	(in thousands)
Marine technology products	$44,358	$47,211
Equipment leasing	6,845	11,017
Consolidated	$51,203	$58,228
Results for the three months ended April 30, 2020 and 2019 were as follows (in thousands):

	Revenues		Operating (loss) income		(Loss) income before taxes
	2020	2019	2020	2019	2020	2019
Marine technology products	$3,212	$5,982	$(5,261)	$(1,161)	$(5,230)	$(1,161)
Equipment leasing	4,188	3,935	(26)	(389)	15	(293)
Corporate expenses	—	—	(880)	(906)	(880)	(906)
Eliminations	(25)	(60)	(13)	—	(26)	—
Consolidated	$7,375	$9,857	$(6,180)	$(2,456)	$(6,121)	$(2,360)

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

•
local and global impacts of the COVID-19 virus, including effects of responses of governmental authorities and companies to reduce the spread of COVID-19, such as shutdowns, travel restrictions and work-from-home mandates;

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
For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, and (3) the Company’s other filings filed with the SEC from time to time.
There may be other factors of which the Company is not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement after the date they are made, whether as the result of new information, future events or otherwise, except as required by law. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We operate in two segments, Marine Technology Products and Equipment Leasing. Revenue from the Marine Technology Products segment includes sales of Seamap equipment, sales of Klein equipment and through the first quarter of fiscal 2020, sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Salem, New Hampshire, Jahor, Malaysia and in Singapore. During February 2019, the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 12 - “Sale of Subsidiaries” of our consolidated financial statements for additional details.
The operations of our Equipment Leasing segment include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business is conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This includes the operations of our subsidiaries MCL, MEL and our branch in Colombia.
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
The following table presents certain operating information by operating segment.

	For the Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenues:
Marine technology products	$3,212	$5,982
Equipment leasing	4,188	3,935
Less inter-segment sales	(25)	(60)
Total revenues	7,375	9,857
Cost of sales:
Marine technology products	2,728	3,515
Equipment leasing	2,483	2,661
Less inter-segment costs	(25)	(60)
Total costs of sales	5,186	6,116
Gross profit
Marine technology products	484	2,467
Equipment leasing	1,705	1,274
Total gross profit	2,189	3,741
Operating expenses:
Selling, general and administrative	4,654	5,232
Research and development	410	315
Impairment of intangible assets	2,531	—
Depreciation and amortization	774	650
Total operating expenses	8,369	6,197
Operating loss	$(6,180)	$(2,456)

Reconciliation of Net loss to EBITDA and Adjusted EBITDA
Net loss	$(6,642)	$(2,415)
Interest expense, net	11	11
Depreciation and amortization	1,701	2,131
Provision (benefit) for income taxes	521	55
EBITDA (1)	(4,409)	(218)
Non-cash foreign exchange losses	109	52
Stock-based compensation	230	172
Impairment of intangible assets	2,531	—
Cost of lease pool sales	587	55
Adjusted EBITDA (1)	$(952)	$61
Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$929	$(1,851)
Stock-based compensation	(230)	(172)
Provision for inventory obsolescence	(22)	—
Changes in accounts receivable (current and long-term)	(3,719)	(76)
Interest paid	11	14
Taxes paid, net of refunds	149	97
Gross profit from sale of lease pool equipment	850	363
Changes in inventory	554	501
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(147)	405
Impairment of intangible assets	(2,531)	—
Changes in prepaid expenses and other current assets	(201)	672
Foreign exchange losses, net	—	16
Other	(52)	(187)
EBITDA (1)	$(4,409)	$(218)

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

Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink and Digishot seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) SeaLink marine sensors and solid streamer systems (collectively the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world. SAP sells equipment, consumable supplies, systems integration, engineering hardware and software maintenance support services to the seismic, hydrographic, oceanographic, environmental and defense industries throughout Southeast Asia and Australia. We completed the sale of SAP in the first quarter of fiscal 2020.
In our Equipment Leasing segment, we lease seismic data acquisition equipment primarily to seismic data acquisition companies conducting land, transition zone and marine seismic surveys worldwide. We provide short-term leasing of seismic equipment to meet a customer’s requirements. All active leases at April 30, 2020 were for a term of less than one year. Seismic equipment held for lease is carried at cost, net of accumulated depreciation. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or which is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Item 1A- “Risk Factors.”
Business Outlook

The COVID-19 pandemic has created significant uncertainty in the global economy, which could have an adverse effect on the Company’s business, financial position, results of operations and liquidity. The time frame for which disruptions related to the pandemic will continue is uncertain as is the magnitude of any adverse impacts. We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17 and April 7, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020. While we are not yet at full capacity in Singapore, we expect to build to that over the month of June.

Our other facilities have been allowed to operate, although at reduced efficiencies as certain employees have worked remotely. We expect these disruptions will have a negative effect on our business; however, the magnitude of such effect is uncertain. Management believes that the negative impact will be temporary, but there can be no assurance of that.

Additionally, oil prices declined sharply during the first quarter of fiscal 2021 in response to the economic effects of the COVID-19 pandemic and the announcement of Saudi Arabia’s abandonment of output restraints. Oil prices have partially recovered recently, but this decline could have an adverse effect on our customers in the energy industry, which could in turn cause them to cancel or delay projects and orders with us and could impair their ability to make payments to us. However, to date we have had no significant orders cancelled and continue to respond to inquiries from customers in all market segments, including energy related. Many of our marine customers have recently indicated increases in backlog, which we believe is a positive indication of a recovery later in fiscal 2021 and beyond. As of April 30, 2020, our backlog of firm orders for our Marine Technology Products segment was approximately $10.2 million, as compared to approximately $11.0 million as of April 30, 2019 and $8.9 million as of January 31, 2020. We estimate that approximately 80% of the backlog at April 30, 2020, relates to orders from non-energy related customers. We expect all of these orders to be completed within fiscal 2021. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.
Going forward we intend to address three primary markets in our Marine Technology Products segment -

•	Marine Survey

•	Marine Exploration

•	Maritime Defense
Specific applications within those markets include sea-floor survey, search and recovery, mineral and geophysical exploration, mine counter measures and anti-submarine warfare. We have existing technology and products that meet needs across all these markets such as -

•	Side-scan sonar

•	Bathymetry systems

•	Acoustic arrays, such as SeaLink

•	Marine seismic equipment, such as GunLink and BuoyLink
We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In connection with these proposed changes and in recognition of our focus on our marine technology products business, as well as recent changes in the global energy markets, we think that it is now appropriate to further de-emphasize our land seismic leasing business. Accordingly, we have decided to make no new investments in land seismic lease pool equipment and will attempt to maximize the value of our existing operations and equipment through leasing or sales transactions. We are also taking steps to adjust the cost structure of this portion of our business to reflect the ongoing operations.
In fiscal 2020, we introduced new sonar technology that we refer to as “MA-X”. We believe this to be revolutionary sonar technology that will significantly expand the opportunities available to us. We have received and delivered orders related to this new technology and continue to respond to orders and inquiries related to this technology, including some for military related applications. While the MA-X technology has not had a material impact on our results of operations to date, we believe this technology will result in significant new opportunities for us. Also, in fiscal 2020, we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-X related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this, and similar opportunities could have a material impact on our operations. We also are pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a number of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for a number of years. In addition, we are pursuing a number of opportunities related to activity within the marine seismic industry. Certain projects, for which we anticipate providing equipment, including source controllers, have not progressed as rapidly as we had anticipated and had been indicated by our customers. Based on information from our customers, we believe these projects remain viable and will proceed. However, the timing of orders and delivery of products remain uncertain.

In response to the effects of the COVID-19 pandemic and the, current economic environment we have taken steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures. Should the effects of the pandemic and low commodity prices continue, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Operations
Revenues for the three months ended April 30, 2020 were approximately $7.4 million compared to approximately $9.9 million for the three months ended April 30, 2019. The decrease in the first quarter of fiscal year 2021 is due to lower Marine Technology Product and Equipment Leasing revenue, partially offset by a moderate increase in lease pool and other equipment sales between the periods. The lower Marine Technology Product revenue is primarily due to delays in deliveries of completed orders, mainly due to the impact of the COVID-19 pandemic, and the lower Equipment Leasing revenue is due to reduced leasing activity. For the three months ended April 30, 2020, we generated an operating loss of approximately $6.2 million, compared to an operating loss of approximately $2.5 million for the three months ended April 30, 2019. The increase in operating loss during the three-month period ended April 30, 2020 is attributable to a goodwill impairment expense in our Seamap reporting unit, lower revenue and contribution from both segments and an increase in research and development costs in our Marine Technology Product segment. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Marine Technology Products
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenues:
Seamap	$2,213	$4,324
Klein	1,241	1,561
SAP	—	101
Intra-segment sales	(242)	(4)
	3,212	5,982
Cost of sales:
Seamap	1,894	2,323
Klein	1,076	1,101
SAP	—	95
Intra-segment sales	(242)	(4)
	2,728	3,515
Gross profit	$484	$2,467
Gross profit margin	15%	41%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. We believe the decline in Seamap revenues is due in large part to temporary delays caused by the COVID-19 pandemic, including the temporary shutdown of our production facilities. The gross profit and gross profit margins generated by sales of Seamap products were approximately $319,000 and 14% in the first quarter of fiscal 2021 and approximately $2.0 million and 46% in the first quarter of fiscal 2020. The decrease in gross profit margins between the periods is due primarily to lower manufacturing activity which resulted in lower overhead absorption during the period.
Revenue from the sale of Klein products was approximately $1.2 million for the first quarter of fiscal 2021 versus approximately $1.6 million in the prior year period. We believe the decline in revenue is partially due to the effects of the COVID-19 pandemic. Gross profit was approximately $165,000 and $460,000 for the first quarter of fiscal 2021 and 2020, respectively. The decline in gross profit margin in the first quarter of fiscal 2021 was due mainly to the mix of products sold between the comparative periods.
We completed the sale of SAP during the first quarter of fiscal 2020. Therefore, we reported no revenues from SAP for the first quarter of fiscal 2021 compared to $101,000 for the same period in the prior fiscal year.

Equipment Leasing
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenue:
Equipment leasing	$2,576	$3,378
Lease pool equipment sales	1,436	419
Other equipment sales	176	138
	4,188	3,935
Cost of sales:
Direct costs-equipment leasing	844	965
Lease pool depreciation	926	1,446
Cost of lease pool equipment sales	587	56
Cost of other equipment sales	126	194
	2,483	2,661
Gross profit	$1,705	$1,274
Revenue from equipment leasing was down approximately 24% year over year, but sales of lease pool and other equipment totaled approximately $1.6 million in the three months ended April 30, 2020 compared to approximately $557,000 in the three months ended April 30, 2019.
Direct costs related to equipment leasing were reduced to approximately $844,000 for the first quarter of fiscal 2021 from approximately $1.0 million reported in the same period of fiscal 2020. A significant portion of direct costs in our Equipment Leasing segment are generally fixed and therefore do not fluctuate with the level of leasing revenue. However, these costs also include sub-lease payments to certain OEMs under revenue sharing arrangements, which do fluctuate with the level of leasing revenue. For the first quarter of fiscal 2021, lease pool depreciation decreased approximately $520,000 or 36% from the same period in the prior fiscal year. The decrease reflects recent sales of lease pool equipment, and the effect of certain equipment becoming fully depreciated.

Operating Expenses
General and administrative expenses for the three months ended April 30, 2020 decreased to approximately $4.7 million from approximately $5.2 million for the three months ended April 30, 2019. The decrease in general and administrative expenses is primarily due to various strategic restructuring activities implemented in fiscal 2020.
In recognition of the need to control costs in the current environment, effective May 1, 2020, Robert P. Capps, Co-Chief Executive Officer, Executive Vice President of Finance and Chief Financial Officer, and Guy Malden, Co-Chief Executive Officer and Executive Vice President of Marine Systems, both agreed to a temporary 20% reduction in base salary. In addition, our Board has agreed to a temporary 25% reduction in cash compensation.
Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $774,000 in the three-month period ended April 30, 2020, as compared to approximately $650,000 in the three-month period ended April 30, 2019. The higher depreciation and amortization expense in the three-month period of fiscal 2021 is due primarily to asset additions associated with the start-up of our Malaysian manufacturing facility and the amortization of intangible assets related to a recent software upgrade.
Due to deterioration in macroeconomic factors and a decline in the market value of our equity securities subsequent to January 31, 2020, we concluded that goodwill was impaired and recorded an impairment charge of approximately $2.5 million in the quarter ended April 30, 2020. The goodwill impairment indicated that there was potential impairment of our other intangible and long-lived assets. Accordingly, we performed an analysis of the undiscounted future cash flow from those assets and concluded that there was no impairment.
Provision for Income Taxes
Our tax provision for the three months ended April 30, 2020 was approximately $521,000. For the three months ended April 30, 2019, we reported tax expense of approximately $55,000. We recorded tax provisions in the three-month periods ended April 30, 2020 and 2019, despite generating a loss before income taxes in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources
As discussed above, the COVID-19 pandemic and the decline in oil prices has created significant uncertainty in the global economy, which could have an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to the pandemic will continue is uncertain, as is the magnitude of any adverse impacts. We believe that any negative impacts will be temporary, but there can be no assurance of that.
The Company has a history of losses, has had negative cash from operating activities in each of the last two years and its cash balance as of April 30, 2020 is significantly lower than at April 30, 2019. For the past three years, the Company has generated significant cash from the sale of preferred stock pursuant to an “at the market” program. That program has been completed and no further preferred shares can be sold pursuant to it. Furthermore, the amount of authorized preferred stock available for other financing transactions is limited. While the Company has plans to increase the authorized shares, such increase requires shareholder approval and there can be no assurance such approval will be obtained.
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

•
The Company has working capital of approximately $20.4 million as of April 30, 2020, including cash of approximately $4.7 million, which is an increase from approximately $3.2 million of cash at January 31, 2020.

•	During the three months ended April 30, 2020, the Company generated positive cash from operating activities of approximately $929,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•	The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has terminated or furloughed certain employees and contractors.

•
Despite the temporary suspension of operations in Malaysia and Singapore, operations have continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. However, there can be no assurance that further suspensions will not occur in the future.

•
The Company’s Marine Technology Products segment has a backlog of orders of approximately $10.2 million as of April 30, 2020 that is primarily related to customers not engaged in the energy industry. Production for certain of these orders was in process and included in inventory as of January 31, 2020, thereby reducing the liquidity needed to complete the orders.

•
There are various government sponsored grant or loan programs, both in the United States and in certain foreign locations which are available to the Company and for which the Company has applied. Subsequent to April 30, 2020, the Company received approximately $1.6 million in U.S. government sponsored loans pursuant to the Small Business Association’s Paycheck Protection Program (“PPP”) and has received lesser amounts of government grants in several foreign jurisdictions. The PPP funds were received in the form of two-year note. Management believes a significant portion of the $1.6 million loan from the U.S. government will be converted to a grant under the terms of the PPP.

•	Despite the present difficulties in world energy markets, management believes there are opportunities sell assets such as lease pool equipment and the Company has completed such transactions recently.

•	The Company has declared and paid the quarterly dividend on its Series A Preferred Stock for the quarter ending April 30, 2020, but such quarterly dividends could be suspended in the future.

•	Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.
Our principal sources of liquidity and capital over the past three fiscal years have been proceeds from issuances of preferred stock and from the sale of lease pool equipment.
The Series A Preferred Stock has been issued in the June 2016 offering, as consideration to MHI and in the ATM program. The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through January 31, 2020, we have issued 994,046 shares of our Series A Preferred Stock. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our ATM program. In addition, we have limited authorized capital of preferred stock remaining available for issuance. As of April 30, 2020, under our Amended and Restated Articles of Incorporation, we had 1,000,000 shares of preferred stock authorized.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$929	$(1,851)
Net cash provided by investing activities	1,239	603
Net cash used in financing activities	(559)	(62)
Effect of changes in foreign exchange rates on cash and cash equivalents	(138)	(100)
Net increase (decrease) in cash and cash equivalents	$1,471	$(1,410)

As of April 30, 2020, we had working capital of approximately $20.4 million, including cash and cash equivalents and restricted cash of approximately $4.7 million, as compared to working capital of approximately $27.0 million, including cash and cash equivalents and restricted cash of approximately $8.1 million, at April 30, 2019. Our working capital decreased during the first three months of fiscal 2021 as compared to same period in fiscal 2020 due primarily to a decrease in cash and cash equivalents and an increase in accounts payable. During the first three months of fiscal year 2021, we made payments of approximately $110,000 for lease pool equipment purchased during fiscal year 2020.
Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $929,000 in the first three months of fiscal 2021 as compared to approximately $1.9 million of net cash used in operating activities in the first three months in fiscal 2020. The increase between the two periods resulted primarily from the change in earnings between the periods and changes in working capital items such as accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. Cash provided from investing activities increased to $1.2 million during the first quarter of fiscal 2021 compared to $603,000 during the same period in the prior year.
In the first three months of fiscal 2021 proceeds from the sale of lease pool equipment totaled approximately $1.4 million compared to approximately $730,000 in the first three months of fiscal 2020. From time to time, we may seek to sell certain equipment from our lease pool. In particular, we may sell lease pool equipment in response to specific demand from customers if the selling price exceeds the estimated present value of projected future leasing revenue from that equipment. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. We expect that proceeds from any additional sales of lease pool equipment will be deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash used in financing activities in the first three months of fiscal 2021 consisted of approximately $559,000 of preferred stock dividend payments, as compared to approximately $409,000 of proceeds from sales of preferred stock, offset by approximately $471,000 of preferred stock dividend payments in the prior year period. As of April 30, 2020, there were 994,046 shares of Series A Preferred Stock outstanding, this amount represents 100% of the Series A Preferred Stock available for sale through our ATM program. Based on the Preferred Stock outstanding at April 30, 2020, annual dividend requirements are approximately $2.2 million.
We currently do not have a line of credit or other bank credit facilities. From time to time, we may engage in discussions with one or more commercial banks regarding establishing a credit facility or facilities. However, there can be no assurance that we will be able to establish any such facilities if and when needed and to the extent required, on acceptable terms or at all. We would intend to use such facilities for short-term working capital needs and to support letter of credit requirements. In connection with the temporary importation of our lease pool equipment into some countries, we are required to post import bonds with the customs authorities of that country. In addition, from time to time we are required to provide performance bonds related to the sale and delivery of new equipment. These bonds are normally provided by insurance companies, surety companies or local banks. In some cases, the party issuing the bond requires that we post collateral to secure our obligations under the bonds.
As of April 30, 2020, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $3.8 million. We believe all $3.8 million of these deposits could be distributed to the United States without any adverse tax consequences.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Canadian dollars, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2020, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.1 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $110,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Some of our foreign operations are conducted through wholly owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have a subsidiary whose functional currency is the Canadian dollar. Assets and liabilities from this subsidiary are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as Accumulated Other Comprehensive Income in the Shareholders’ Equity section of our Consolidated Balance Sheets. Approximately 4% of our net assets as of April 30, 2020 were impacted by changes in foreign currencies in relation to the U.S. dollar.

Interest Rate Risk
As of April 30, 2020, we have no interest-bearing bank debt on our balance sheet.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of April 30, 2020, due to a material weakness in our internal control over financial reporting that was disclosed on Form 10-K for the fiscal year ended January 31, 2020.

Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2020, we commenced implementing a remediation plan to address the material weakness in our internal controls over financial reporting. The weakness will remain unresolved, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be satisfied prior to the end of fiscal 2021.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
Not applicable.
Item 6. Exhibits
Exhibits
The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Articles of Incorporation of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-8, filed with the SEC on August 9, 2001.	333-67208	3.1

3.2	Third Amended and Restated Bylaws of Mitcham Industries, Inc.	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2010.	000-25142	3.1(i)

3.3	Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated June 8, 2016.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with SEC on June 10, 2016.	001-13490	3.1

3.4	Certificate of Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated October 7, 2016	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on October 7, 2016.	001-13490	3.1

3.5	Certificate of Second Amendment to Certificate of Designations of Mitcham Industries, Inc. setting forth the Designation, Maturity, Ranking, Dividends, Liquidity Preference, Redemption, Conversion Rights, Voting Rights, Information Rights and Preemptive Rights of Series A Cumulative Preferred Stock, dated February 7, 2018	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on February 12, 2018.	001-13490	3.1

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Employment Agreement between the Company and Dennis P. Morris, dated April 21, 2020.	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on April 24, 2020.	001-13490	10.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

MITCHAM INDUSTRIES, INC.

Date: June 11, 2020	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)