Form 10-Q
period 2020-07-31
MIND TECHNOLOGY, INC
filed 2020-09-15
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13490

MIND TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0210849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2002 Timberloch Place
Suite 400
The Woodlands, Texas 77380
(Address of principal executive offices, including Zip Code)
(281) 353-4475
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,182,233 shares of common stock, $0.01 par value, were outstanding as of September 14, 2020.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,638	$3,090
Restricted cash	—	144
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $2,378 at July 31, 2020 and January 31, 2020, respectively	4,439	6,623
Inventories, net	13,309	12,656
Prepaid expenses and other current assets	1,646	1,987
Assets held for sale	6,650	14,913
Total current assets	28,682	39,413
Property and equipment, net	5,157	5,419
Operating lease right-of-use assets	1,636	2,300
Intangible assets, net	7,241	8,136
Goodwill	—	2,531
Other assets	776	429
Total assets	$43,492	$58,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$988	$1,767
Deferred revenue	370	731
Accrued expenses and other current liabilities	2,226	1,565
Income taxes payable	618	316
Operating lease liabilities - current	613	1,339
Liabilities held for sale	1,305	2,730
Total current liabilities	6,120	8,448
Operating lease liabilities - non-current	1,023	961
Notes payable	1,607	—
Other non-current liabilities	854	967
Deferred tax liability	200	200
Total liabilities	9,804	10,576
Shareholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 994 and 994 shares issued and outstanding at July 31, 2020 and January 31, 2020, respectively	22,104	22,104
Common stock, $0.01 par value; 40,000 shares authorized; 14,097 and 14,097 shares issued at July 31, 2020 and January 31, 2020, respectively	141	141
Additional paid-in capital	124,413	123,964
Treasury stock, at cost (1,929 shares at July 31, 2020 and January 31, 2020)	(16,860)	(16,860)
Accumulated deficit	(91,674)	(77,310)
Accumulated other comprehensive loss	(4,436)	(4,387)
Total shareholders’ equity	33,688	47,652
Total liabilities and shareholders’ equity	$43,492	$58,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Sale of marine technology products	$5,086	$6,820	$8,273	$12,864
Total revenues	5,086	6,820	8,273	12,864
Cost of sales:
Sale of marine technology products	3,069	4,013	5,772	7,618
Total cost of sales	3,069	4,013	5,772	7,618
Gross profit	2,017	2,807	2,501	5,246
Operating expenses:
Selling, general and administrative	2,988	3,380	5,942	7,137
Research and development	755	498	1,165	813
Impairment of intangible assets	—	—	2,531	—
Depreciation and amortization	700	605	1,430	1,206
Total operating expenses	4,443	4,483	11,068	9,156
Operating loss	(2,426)	(1,676)	(8,567)	(3,910)
Other income (expense):
Other, net	—	136	56	176
Total other income	—	136	56	176
Loss from continuing operations before income taxes	(2,426)	(1,540)	(8,511)	(3,734)
Benefit for income taxes	530	46	188	44
Loss from continuing operations	(1,896)	(1,494)	(8,323)	(3,690)
Loss from discontinued operations, net of income taxes	(4,708)	(1,643)	(4,923)	(1,861)
Net loss	$(6,604)	$(3,137)	$(13,246)	$(5,551)
Preferred stock dividends	(559)	(499)	(1,118)	(970)
Net loss attributable to common shareholders	$(7,163)	$(3,636)	$(14,364)	$(6,521)
Net loss per common share - Basic
Continuing operations	$(0.20)	$(0.16)	$(0.78)	$(0.39)
Discontinued operations	$(0.39)	$(0.14)	$(0.40)	$(0.15)
Net loss	$(0.59)	$(0.30)	$(1.18)	$(0.54)
Net loss per common share - Diluted
Continuing operations	$(0.20)	$(0.16)	$(0.78)	$(0.39)
Discontinued operations	$(0.39)	$(0.14)	$(0.40)	$(0.15)
Net loss	$(0.59)	$(0.30)	$(1.18)	$(0.54)
Shares used in computing net loss per common share:
Basic	12,182	12,128	12,177	12,124
Diluted	12,182	12,128	12,177	12,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(7,163)	$(3,636)	$(14,364)	$(6,521)
Change in cumulative translation adjustment for sale of foreign entity	—	—	—	(331)
Other changes in cumulative translation adjustment	82	(41)	(49)	(160)
Comprehensive loss	$(7,081)	$(3,677)	$(14,413)	$(7,012)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,246)	$(5,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,210	3,960
Stock-based compensation	449	341
Impairment of intangible assets	2,531	—
Loss on disposal of discontinued operations	1,859	—
Provision for doubtful accounts, net of charge offs	470	—
Provision for inventory obsolescence	234	—
Gross profit from sale of lease pool equipment	(1,326)	(780)
Deferred tax expense	263	135
Changes in:
Accounts receivable	4,404	100
Unbilled revenue	(9)	3
Inventories	(675)	(2,372)
Prepaid expenses and other current and long-term assets	766	(11)
Income taxes receivable and payable	—	(47)
Accounts payable, accrued expenses and other current liabilities	(1,583)	632
Deferred revenue	87	(50)
Foreign exchange losses net of gains	—	137
Net cash used in operating activities	(2,566)	(3,503)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(110)	(230)
Purchases of property and equipment	(302)	(573)
Sale of used lease pool equipment	2,010	1,186
Sale of business, net of cash sold	—	239
Net cash provided by investing activities	1,598	622
Cash flows from financing activities:
Proceeds from exercise of stock options	—	26
Net proceeds from preferred stock offering	—	1,980
Preferred stock dividends	(1,118)	(970)
Proceed from PPP loans	1,607	—
Net cash provided by financing activities	489	1,036
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(117)	(65)
Net decrease in cash, cash equivalents and restricted cash	(596)	(1,910)
Cash, cash equivalents and restricted cash, beginning of period	3,234	9,549
Cash, cash equivalents and restricted cash, end of period	$2,638	$7,639
Supplemental cash flow information:
Interest paid	$23	$27
Income taxes paid	$246	$182
Purchases of seismic equipment held for lease in accounts payable at end of period	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2020	14,097	$141	994	$22,104	$123,964	$(16,860)	$(77,310)	$(4,387)	$47,652
Net loss	—	—	—	—	—	—	(6,642)	—	(6,642)
Foreign currency translation	—	—	—	—	—	—	—	(131)	(131)
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	230	—	—	—	230
Balances, April 30, 2020	14,097	$141	994	$22,104	$124,194	$(16,860)	$(84,511)	$(4,518)	$40,550
Net loss	—	—	—	—	—	—	(6,604)	—	(6,604)
Foreign currency translation	—	—	—	—	—	—	—	82	82
Equity Compensation	—	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	219	—	—	—	219
Balances, July 31, 2020	14,097	$141	994	$22,104	$124,413	$(16,860)	$(91,674)	$(4,436)	$33,688

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(2,415)	—	(2,415)
Foreign currency translation	—	—	—	—	—	—	—	(450)	(450)
Preferred stock offering	—	—	17	409	—	—	—	—	409
Preferred stock dividends	—	—	—	—	—	—	(471)	—	(471)
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balances, April 30, 2019	14,049	$140	847	$18,739	$123,257	$(16,860)	$(66,859)	$(4,494)	$53,923
Net loss	—	—	—	—	—	—	(3,137)	—	(3,137)
Foreign currency translation	—	—	—	—	—	—	—	(41)	(41)
Restricted stock issued	—	—	—	—	—	—	—	—	—
Equity Compensation	9	1	—	—	25	—	—	—	26
Preferred stock offering	—	—	70	1,571	—	—	—	—	1,571
Preferred stock dividends	—	—	—	—	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	—	170	—	—	—	170
Balances, July 31, 2019	14,058	$141	917	$20,310	$123,452	$(16,860)	$(70,495)	$(4,535)	$52,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization

MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware, name change to MIND Technology, Inc. and increase in the number of shares of common stock and preferred stock authorized for issuance. See Note 16 to the condensed consolidated financial statements.
The Company, through its wholly owned subsidiary, Seamap International Holdings Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore, Malaysia, the United Kingdom and Texas. Prior to July 31, 2020, the Company, together with its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”); its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”); and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide. In February 2019 the Company sold its wholly owned Australian subsidiary Seismic Asia Pacific Pty Ltd (“SAP”). See Note 14 to the condensed consolidated financial statements for more information. All intercompany transactions and balances have been eliminated in consolidation.
During the second quarter of the fiscal year ending January 31, 2021 (“fiscal 2021”), management and the board of directors (the “Board”) of the Company determined to exit the land seismic leasing business, which comprises essentially all operations of the Equipment Leasing segment. Accordingly, the results of operations for this segment are excluded from the Company’s continuing operations for fiscal 2021 and all comparative periods and presented as discontinued operations in the Company’s consolidated financial statements. See Note 3 to the consolidated condensed financial statements for further details.
These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a history of losses, has had negative cash from operating activities in the last two years and may not have access to sources of capital that were available in prior periods. In addition, the COVID-19 pandemic and the decline in oil prices during the first six months of fiscal 2021 have created substantial doubt and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial doubt has arisen regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2020 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2020, the results of operations for the three and six months ended July 31, 2020 and 2019, the cash flows for the six months ended July 31, 2020 and 2019, and the statement of shareholders’ equity for the three and six months ended July 31, 2020 and 2019, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2021.
3. Assets Held for Sale and Discontinued Operations
On July 27, 2020, the Board determined to exit the land seismic leasing business, which comprises essentially all operations of the Equipment Leasing segment. As a result, the assets, excluding cash, and liabilities of the Equipment Leasing segment are considered held for sale and the segment’s operations are reported as discontinued operations as of July 31, 2020 and for all comparative periods presented in these condensed consolidated financial statements. The Company anticipates selling the discontinued operations within the next twelve months in a single transaction, or multiple transactions, which may involve the sale of legal entities or assets.

The assets reported as held for sale consist of the following:

	July 31, 2020	January 31, 2020
Current assets of discontinued operations:
Accounts receivable, net	2,366	5,699
Inventories, net	388	605
Prepaid expenses and other current assets	221	227
Seismic equipment lease pool and property and equipment, net	3,675	8,382
Total assets of discontinued operations	$6,650	$14,913

The liabilities reported as held for sale consist of the following:

	July 31, 2020	January 31, 2020
Current liabilities of discontinued operations:
Accounts payable	$119	$884
Deferred revenue	—	34
Accrued expenses and other current liabilities	1,186	1,886
Income taxes payable	—	(74)
Total liabilities of discontinued operations	1,305	2,730

The results of operations from discontinued operations for the three and six months ended July 31, 2020 and 2019, consist of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Revenue from discontinued operations	$1,230	$2,077	$5,418	$5,891
Cost of sales:
Cost of discontinued operations	1,642	2,002	4,126	4,514
Operating expenses:
Selling, general and administrative	1,476	1,415	3,176	2,890
Provision for doubtful accounts	470	—	470	—
Depreciation and amortization	41	46	85	95
Total operating expenses	1,987	1,461	3,731	2,985
Operating loss	(2,399)	(1,386)	(2,439)	(1,608)
Other income (expenses)	72	(163)	75	(106)
Loss on disposal (including $2,745 of cumulative translation loss)	(1,859)	—	(1,859)	—
Loss before income taxes	(4,186)	(1,549)	(4,223)	(1,714)
Provision for income taxes	(522)	(94)	(700)	(147)
Net loss	(4,708)	(1,643)	(4,923)	(1,861)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Six Months Ended July 31,
	2020	2019
Depreciation and amortization	$1,771	$2,519
Gross profit from sale of lease pool equipment	$(1,324)	$(743)
Provisions for doubtful accounts	$470	$—
Loss on disposal of discontinued operations	$1,859	$—
Sale of used lease pool equipment	$1,988	$1,133

Purchase of seismic equipment held for lease	$(110)	$(229)

4. New Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company adopted this guidance effective February 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. The Company adopted this guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
5. Revenue from Contracts with Customers
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue recognized at a point in time:	(in thousands)
Seamap	$3,881	$4,911	$5,870	$8,954
Klein	1,004	1,841	2,002	3,398
SAP	—	—	—	101
Total revenue recognized at a point in time	$4,885	$6,752	$7,872	$12,453
Revenue recognized over time:
Seamap	$201	$68	$401	$274
Total revenue recognized over time	201	68	401	274
Total revenue from contracts with customers	$5,086	$6,820	$8,273	$12,727

The revenue from products manufactured and sold by our Seamap and Klein businesses, as well as the revenue from products marketed and sold by our SAP business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA’s is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract, which is typically twelve months. The Company sold SAP during the first quarter of fiscal 2020. See Note 14 to our condensed consolidated financial statements for more information.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
United States	$686	$1,084	$1,786	$1,841
Europe, Russia & CIS	1,604	2,563	2,980	5,167
Middle East & Africa	221	358	297	549
Asia-Pacific	2,222	1,910	2,499	3,108
Canada & Latin America	353	905	711	2,062
Total revenue from contracts with customers	$5,086	$6,820	$8,273	$12,727
As of July 31, 2020, and January 31, 2020, contract assets and liabilities consisted of the following:

	July 31, 2020	January 31, 2020
Contract Assets:	(in thousands)
Unbilled revenue - current	$4	$13
Total unbilled revenue	$4	$13
Contract Liabilities:
Deferred revenue & customer deposits - current	$318	$220
Deferred revenue & customer deposits - non-current	—	12
Total deferred revenue & customer deposits	$318	$232
Considering the products manufactured and sold by the businesses in our Marine Technology Products segment and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a period of three to six months.
Pursuant to practical expedients and exemptions included in the New Revenue Standard, sales and transaction-based taxes are excluded from revenue. Also, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Additionally, we expense costs incurred to obtain contracts when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expenses.
6. Balance Sheet

	As of July 31, 2020			As of January 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$5,483	$—	$5,483	$9,001	$—	$9,001
Less allowance for doubtful accounts	(1,044)	—	(1,044)	(2,378)	—	(2,378)
Accounts receivable net of allowance for doubtful accounts	$4,439	$—	$4,439	$6,623	$—	$6,623

	July 31, 2020	January 31, 2020
	(in thousands)
Inventories:
Raw materials	$7,301	$7,388
Finished goods	3,836	3,758
Work in progress	3,423	2,720
	14,560	13,866
Less allowance for obsolescence	(1,251)	(1,210)
Total inventories, net	$13,309	$12,656

	July 31, 2020	January 31, 2020
	(in thousands)
Property and equipment:
Marine seismic service equipment	$7,316	$8,341
Land and buildings	4,319	4,274
Furniture and fixtures	9,646	9,364
Autos and trucks	491	491
	21,772	22,470
Accumulated depreciation and amortization	(16,615)	(17,051)
Total property and equipment, net	$5,157	$5,419
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
Lease expense for the three and six months ended July 31, 2020 was approximately $221,000 and $514,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 and $10,000, respectively, for the three and six months ended July 31, 2020.

Supplemental balance sheet information related to leases as of July 31, 2020 was as follows (in thousands):

Lease	July 31, 2020	January 31, 2020
Assets
Operating lease assets	$1,636	$2,300

Liabilities
Operating lease liabilities	$1,636	$2,300

Classification of lease liabilities
Current liabilities	$613	$1,339
Non-current liabilities	1,023	961
Total Operating lease liabilities	$1,636	$2,300
Lease-term and discount rate details as of July 31, 2020 were as follows:

Lease term and discount rate	July 31, 2020	January 31, 2020
Weighted average remaining lease term (years)
Operating leases	1.57	1.76

Weighted average discount rate:
Operating leases	9.27%	9.27%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Six Months Ended July 31, 2020	Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(514)	$(568)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$514	$592

Maturities of lease liabilities at July 31, 2020 were as follows (in thousands):

July 31, 2020
2021	$613
2022	809
2023	218
2024	95
2025	50
Thereafter	20
Total payments under lease agreements	$1,805

Less: imputed interest	(169)
Total lease liabilities	$1,636
8. Goodwill and Other Intangible Assets

	Weighted Average Life at 7/31/2020	July 31, 2020				January 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(4,529)	$2,531
Proprietary rights	6.6	$9,265	$(5,286)	$—	$3,979	$9,247	$(4,950)	$—	$4,297
Customer relationships	1.3	5,024	(4,173)	—	851	5,024	(3,831)	—	1,193
Patents	4.0	2,440	(1,401)	—	1,039	2,440	(1,277)	—	1,163
Trade name	5.8	894	(69)	(760)	65	894	(63)	(760)	71
Developed technology	5.4	1,430	(655)	—	775	1,430	(584)	—	846
Other	3.9	666	(134)	—	532	653	(87)	—	566
Amortizable intangible assets		$19,719	$(11,718)	$(760)	$7,241	$19,688	$(10,792)	$(760)	$8,136
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
During the three months ended July 31, 2020 there have been no substantive indicators of additional impairment.
Aggregate amortization expense was $794,000 and $764,000 for the six months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2021	$857
2022	1,163
2023	1,015
2024	931
2025	658
Thereafter	2,617
Total	$7,241
9. Notes Payable

On May 5, 2020, the Company, together with its wholly owned subsidiary, Klein Marine Systems, Inc. (collectively, the “Borrowers”), were granted loans (the “Loans”) from Bank of America, N.A. in the aggregate amount of approximately $1.6 million, pursuant to the Paycheck Protection Program (the “PPP”), a component of the CARES Act which was enacted on March 27, 2020.

The Loans, in the form of promissory notes (the “Notes”) dated May 1, 2020 issued by the Borrowers, mature on May 1, 2022 and bear interest at a rate of 1% per annum, payable monthly commencing on November 1, 2020. The Notes stipulate various restrictions customary with this type of transaction including representations, warranties, and covenants, in addition to events of default, breaches of representation and warranties or other provisions of the Notes. In the event of default, the Borrowers may become obligated to repay all amounts outstanding under the Notes. The Borrowers may prepay the Notes at any time prior to maturity with no prepayment penalties.

Under the terms of the PPP, funds from the Loans may only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loan may be forgiven if the funds are used to pay qualifying expenses. The Company believes it has used the proceeds from the Loans to pay qualifying expenses and that a significant portion of the Loans will be forgiven pursuant to the terms of the PPP, but cannot ensure that the Loans will be forgiven, in whole or in part.
10. Income Taxes
For the six months ended July 31, 2020, the benefit for income taxes from continuing operations was approximately $188,000 on a pre-tax net loss from continuing operations of $8.5 million. For the six months ended July 31, 2019, the benefit for income taxes from continuing operations was approximately $44,000 on a pre-tax net loss of $3.7 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, plus the effect of foreign withholding taxes.
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
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2020. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2020.
For the six months ended July 31, 2020 and 2019, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,182	12,128	12,177	12,124
Stock options	3	96	1	64
Unvested restricted stock	10	2	5	2
Total weighted average common share equivalents	13	98	6	66
Diluted weighted average common shares outstanding	12,195	12,226	12,183	12,190

For the three and six months ended July 31, 2020 and 2019, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
12. Related Party Transaction
On October 7, 2016, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”). On December 18, 2019, the Company and Agent entered into an Amended and Restated equity distribution agreement (the “Equity Distribution

Agreement”). Pursuant to the Equity Distribution Agreement, the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share through an at-the-market (“ATM”) offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of the Board. Under the Equity Distribution Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the ATM offering program. As of January 31, 2020, we had issued 994,046 shares of our Series A Preferred Stock. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our ATM offering program and therefore no shares were available for issuance subsequent to January 31, 2020. For the three and six months ended July 31, 2019, the Company issued 70,282 and 86,938 shares of Preferred Stock under the ATM offering program, respectively. Gross proceeds from these sales for the three and six months ended July 31, 2019 were approximately $1.7 million and $2.1 million, respectively, and the Agent received compensation of approximately $34,000 and $42,000, respectively. The Non-Executive Chairman of the Board received no portion of this compensation.
13. Equity and Stock-Based Compensation
During the three months ended July 31, 2020, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. The Board did not approve the grant of any non-qualified stock options or shares of restricted stock during the second quarter of fiscal 2021. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2020 was approximately $219,000 and $449,000, respectively, and during the three and six months ended July 31, 2019 was approximately $169,000 and $341,000, respectively.
14. Sale of Subsidiaries
In February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company. We received payment of the working capital adjustment in August of 2019. The note receivable was recorded as other current assets as of July 31, 2020 and as other non-current assets as of January 31, 2020.

15. Segment Reporting
With the designation of the Equipment Leasing segment as discontinued operations as of July 31, 2020, the Company operates in one segment, Marine Technology Products. The Marine Technology Products segment is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom, Singapore, Malaysia and the states of New Hampshire and Texas.
16. Subsequent Event
On August 3, 2020, the Company, formerly Mitcham Industries, Inc., completed the reincorporation of the Company from the State of Texas to the State of Delaware, including a name change to MIND Technology, Inc.. The change in legal domicile and company name were approved by the affirmative vote of the holders of more than two-thirds of the votes of the Company’s common stock and Series A Preferred Stock, voting separately, at the Annual Meeting of Shareholders held on July 27, 2020. As part of the reincorporation merger, the shareholders approved an increase in the number of authorized shares of capital stock from 21,000,000 shares to 42,000,000 shares, consisting of (i) 40,000,000 shares of Company’s common stock (up from 20,000,000 shares), and (ii) 2,000,000 shares of the Company’s preferred stock, par value $1.00 per share (up from 1,000,000 shares).
Pursuant to the terms of the reincorporation merger, each outstanding share of common stock and each share of Series A Preferred Stock of Mitcham Industries, Inc., the Texas corporation, automatically converted into one share of common stock and one share of Series A Preferred Stock, respectively, of MIND Technology, Inc., the Delaware corporation. Stockholders who hold physical stock certificates are not required to, but may, exchange stock certificates as a result of the reincorporation. The Company’s common stock and Series A Preferred Stock continued to trade on the NASDAQ Global Select Market under their ticker symbols, “MIND” and “MINDP”, respectively. The Company’s common stock was assigned a new CUSIP number of 602566 101 and the Company’s Series A Preferred Stock was assigned a new CUSIP number of 602566 200.
No changes have been made to the Board, management, business or operations of the Company as a result of the reincorporation. The corporate headquarters will remain in Texas.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “may,” “will,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•risks associated with our manufacturing operations including availability and reliability of materials and components as well the reliability of the products that we manufacture and sale;
•loss of significant customers;
•increased competition;
•loss of key suppliers;
•intellectual property claims by third parties;
•the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;
•local and global impacts of the COVID-19 virus, including effects of responses of governmental authorities and companies to reduce the spread of COVID-19, such as shutdowns, travel restrictions and work-from-home mandates;
•uncertainties regarding our foreign operations, including political, economic, currency environmental regulation and export compliance risks;
•seasonal fluctuations that can adversely affect our business;
•fluctuations due to circumstances beyond our control or that of our customers;
•defaults by customers on amounts due us;
•possible further impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;
•inability to obtain funding or to obtain funding under acceptable terms; and
•demand for seismic data is not assured and depends on the level of spending by oil and gas companies for exploration, production and development activities, thereby potentially negatively impacted the value of our assets held for sale.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
MIND Technology, Inc., a Delaware corporation, formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 we effectuated a reincorporation to the state of Delaware, name change to MIND Technology, Inc. and increase in the number of shares of common stock and preferred stock authorized for issuance. See Note 16 - “Subsequent Event” of our consolidated financial statements for additional details.

Historically, we have operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of fiscal 2021 our Board determined to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Equipment Leasing segment are considered held for sale and the segment’s operations are presented as discontinued operations. See Note 3 to our condensed consolidated financial statements for more details.

Revenue from the Marine Technology Products segment includes sales of Seamap equipment, sales of Klein equipment and through the first quarter of fiscal 2020, sales of oceanographic and hydrographic equipment by SAP. This segment operates from locations near Bristol, United Kingdom, Salem, New Hampshire, Huntsville, Texas, Johor, Malaysia and in Singapore. During February 2019, the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 14 - “Sale of Subsidiaries” of our condensed consolidated financial statements for additional details.
The discontinued operations of the Equipment Leasing segment includes all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business had been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries MCL, MEL and our branch in Colombia.
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

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA
Net loss from Continuing Operations	$(1,896)	$(1,493)	$(8,323)	$(3,689)
Depreciation and amortization	714	639	1,479	1,275
Benefit for income taxes	(530)	(46)	(188)	(44)
EBITDA from continuing operations (1)	(1,712)	(900)	(7,032)	(2,458)
Non-cash foreign exchange losses	33	37	44	68
Stock-based compensation	219	169	449	341
Impairment of intangible assets	—	—	2,531	—
Adjusted EBITDA from continuing operations (1)	$(1,460)	$(694)	$(4,008)	$(2,049)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA
Net cash used in operating activities	$(3,495)	$(1,652)	$(2,566)	$(3,503)
Stock-based compensation	(219)	(169)	(449)	(341)
Provision for inventory obsolescence	(23)	—	(45)	—
Changes in accounts receivable (current and long-term)	(46)	(168)	(3,181)	(1,480)
Interest paid	12	13	23	27
Taxes paid, net of refunds	97	85	246	182
Changes in inventory	143	1,883	699	2,668
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,100	(1,129)	756	(884)
Impairment of intangible assets	—	—	(2,531)	—
Changes in prepaid expenses and other current and long-term assets	(310)	(504)	(469)	95
Foreign exchange (gains) losses, net	—	(5)	—	11
Reserve against non-current prepaid income taxes	—	(137)	—	(137)
Other	1,029	883	485	904
EBITDA from continuing operations (1)	$(1,712)	$(900)	$(7,032)	$(2,458)

(1)EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, non-cash costs of lease pool equipment sales, impairment of intangible assets, stock-based compensation and other non-cash tax related items. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, we have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures and finance working capital requirements. We believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) SeaLink marine sensors and solid streamer systems (collectively the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world.
Our discontinued operations consist primarily of leasing seismic data acquisition equipment primarily to seismic data acquisition companies conducting land surveys worldwide. We provided short-term leasing, typically for a term of less than one year, of seismic equipment to meet a customer’s requirements. From time to time, we sell lease pool equipment. These sales are transacted when we have equipment for which we do not have near term needs in our leasing business or which is otherwise considered excess. Additionally, when equipment that has been leased to a customer is lost or destroyed, the customer is charged for such equipment at amounts specified in the underlying lease agreement.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Item 1A-- “Risk Factors.”
Business Outlook

The COVID-19 pandemic has created significant uncertainty in the global economy, which could have an adverse effect on the Company’s business, financial position, results of operations and liquidity. The time frame for which disruptions related to the pandemic will continue is uncertain, as is the magnitude of any adverse impacts. We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17 and April 7, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020.

Our other facilities have been allowed to operate, although at reduced efficiencies as certain employees have worked remotely. We expect these disruptions will have a negative effect on our business; however, the magnitude of such effect is uncertain. Management believes that the negative impact will be temporary, but there can be no assurance of that.

Additionally, oil prices declined sharply during the first quarter of fiscal 2021 in response to the economic effects of the COVID-19 pandemic and the announcement of Saudi Arabia’s abandonment of output restraints. Oil prices have partially recovered recently, but the decline could have an adverse effect on our customers in the energy industry, which could in turn cause them to cancel or delay projects and orders with us and could impair their ability to make payments to us. However, to date we have had no significant orders cancelled and continue to respond to inquiries from customers in all market segments, including energy related. Many of our marine customers have recently indicated increases in backlog, which we believe is a positive indication of a recovery later in fiscal 2021 and beyond.

In recent months, we have continued to experience significant inquiries and bid activity and have conducted a number of demonstrations for various customers, including the U.S. Navy. However, we believe many customers have delayed purchase commitments due to the uncertainty in the global economy. Accordingly, we have not experienced the level of firm orders that we would have normally expected. It is not clear how long this reduced order activity will persist; however, we expect it to continue at least through the third quarter of fiscal 2021. As of July 31, 2020, our backlog of firm orders for our Marine Technology Products segment was approximately $7.6 million, as compared to approximately $10.2 million as of April 30, 2020 and $8.9 million as of January 31, 2020. We expect all of these orders to be completed within fiscal 2021. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Going forward we intend to address three primary markets in our Marine Technology Products segment -
•Marine Survey
•Marine Exploration
•Maritime Defense
Specific applications within those markets include sea-floor survey, search and recovery, mineral and geophysical exploration, mine counter measures and anti-submarine warfare. We have existing technology and products that meet needs across all these markets such as -
•Side-scan sonar
•Bathymetry systems
•Acoustic arrays, such as SeaLink
•Marine seismic equipment, such as GunLink and BuoyLink
We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In connection with these proposed changes and in recognition of our focus on our marine technology products business, as well as recent changes in the global energy markets, we believe that it is now appropriate to exit the Leasing Business.

In fiscal 2020, we introduced new sonar technology that we refer to as “MA-X”. We believe this to be revolutionary sonar technology that will significantly expand the opportunities available to us. We have received and delivered orders related to this new technology and continue to respond to orders and inquiries related to this technology, including some for military related applications. While the MA-X technology has not had a material impact on our results of operations to date, we believe this technology will result in significant new opportunities for us. Also, in fiscal 2020, we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-X related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this, and similar opportunities could have a material impact on our operations. During the current fiscal year we also introduced technology based on MA-X specifically focused on the rapidly grown autonomous vehicle market and entered into an agreement with a major European defense contractor for the joint offering of synthetic aperture sonar (“SAS”). We believe that each of these initiatives can significantly expand our serviceable market.
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

During fiscal 2021, the Company received a Singapore government grant pursuant to its Job Support Scheme, which primary objective is to assist companies in retaining local employees during the COVID-19 pandemic. Similar to the Singapore government grant our operations in the United Kingdom were also recipients of the government backed Job Retention Scheme. Proceeds from the Job Support Scheme and the Job Retention Scheme were approximately $293,000 and approximately $119,000, respectively. Continued use of these government job schemes will be dependent on availability and our ability to qualify for the assistance.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Continuing Operations

Revenues for the three months ended July 31, 2020 were approximately $5.1 million compared to approximately $6.8 million for the three months ended July 31, 2019. For the six months ended July 31, 2020, revenues were approximately $8.3 million, compared to approximately $12.9 million for the six months ended July 31, 2019. We believe the decrease in fiscal 2021 periods is due in large part to restrictions on commerce as a result of the global pandemic. For the three months ended July 31, 2020, we generated an operating loss of approximately $2.4 million, compared to an operating loss of approximately $1.7 million for the three months ended July 31, 2019. For the six months ended July 31, 2020, we generated an operating loss of approximately $8.6 million, compared to an operating loss of approximately $3.9 million for the six months ended July 31, 2019.The increase in operating loss during the three and six month periods ended July 31, 2020 is primarily attributable to a goodwill impairment expense in our Seamap reporting unit, lower revenue contribution and an increase in research and development costs. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues:
Seamap	$4,080	$4,999	$6,293	$9,397
Klein	1,003	1,841	2,244	3,402
SAP	—	—	—	101
Intra-segment sales	—	—	(242)	(4)
	5,083	6,840	8,295	12,896
Cost of sales:
Seamap	2,281	2,431	4,175	4,856
Klein	785	1,602	1,861	2,703
SAP	—	—	—	95
Intra-segment sales	—	—	(242)	(4)
	3,066	4,033	5,794	7,650
Gross profit	$2,017	$2,807	$2,501	$5,246
Gross profit margin	40%	41%	30%	41%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. In the second quarter of fiscal 2020 we delivered a SeaLink system for installation on a vessel built for the Japanese Coast Guard. The value of this order was approximately $1.8 million. We believe the decline in Seamap revenues is due in large part to temporary delays caused by the COVID-19 pandemic, including the temporary shutdown of our production facilities. As discussed in previous periods, a particular order of approximately $1.8 million has been delayed from the first quarter of fiscal 2021 and was expected to be completed and recognized in the second quarter of fiscal 2021. As of July 31, 2020 the order was completed and ready for shipment. However, due to travel restrictions, the customer has been unable to arrange shipment and take delivery of the equipment. Accordingly, we have not recognized the associated revenue as of July 31, 2020. We expect the shipment to be completed in the third quarter of fiscal 2021. The gross profit and gross profit margins generated by sales of Seamap products were approximately $1.8 million and 44% in the second quarter of fiscal 2021 and approximately $2.6 million and 51% in the second quarter of fiscal 2020. The decrease in gross profit margins between the periods is due primarily to lower manufacturing activity which resulted in lower overhead absorption during the period.
Revenue from the sale of Klein products was approximately $1.0 million for the second quarter of fiscal 2021 versus approximately $1.8 million in the prior year period. We believe the decline in revenue is partially due to the effects of the COVID-19 pandemic. Gross profit was approximately $218,000 and $239,000 for the second quarter of fiscal 2021 and 2020, respectively. The decline in gross profit margin in the second quarter of fiscal 2021 was due mainly to the mix of products sold between the comparative periods.

Operating Expenses
General and administrative expenses for the three months ended July 31, 2020 decreased to approximately $3.0 million from approximately $3.4 million for the three months ended July 31, 2019. General and administrative expenses for the six months ended July 31, 2020 decreased approximately $1.2 million to $5.9 million compared to $7.1 million for the six months ended July 31, 2019. The decrease in general and administrative expenses is primarily due to reduced travel and entertainment expense as a result of restrictions due to the global pandemic, reductions in salary and rent costs due to the offset of government subsidies received in several international locations and the impact of various strategic restructuring activities implemented in fiscal 2020.
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
Depreciation and amortization expenses include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $700,000 and $1.4 million in the three and six month periods ended July 31, 2020, respectively, as compared to approximately $605,000 and $1.2 million in the three and six month periods ended July 31, 2019, respectively. The higher depreciation and amortization expense in the three and six month periods of fiscal 2021 is due primarily to asset additions associated with the start-up of our Malaysian manufacturing facility and the amortization of intangible assets related to a recent software upgrade.
Due to deterioration in macroeconomic factors and a decline in the market value of our equity securities subsequent to January 31, 2020, we concluded that goodwill was impaired and recorded an impairment charge of approximately $2.5 million in the quarter ended April 30, 2020. The goodwill impairment indicated that there was potential impairment of our other intangible and long-lived assets. Accordingly, we performed an analysis of the undiscounted future cash flow from those assets and concluded that there was no impairment. During the three months ended July 31, 2020 there have been no substantive indicators of additional impairment.
Provision for Income Taxes
Our tax benefit for the six months ended July 31, 2020 was approximately $188,000. For the six months ended July 31, 2019, we reported tax benefit of approximately $44,000. Our recorded tax benefit in the six-month periods ended July 31, 2020 and 2019, are less than the benefit that would be derived by applying the applicable statutory rate to income before tax from continuing operations in each of these periods, due mainly to the effect of permanent differences between book and taxable income, including impairment expense, and recording valuation allowances against increases in our deferred tax assets.
Results of Discontinued Operations
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Equipment leasing	622	1,281	3,197	4,555
Lease pool equipment sales	573	455	2,010	874
Other equipment sales	35	341	211	462
	1,230	2,077	5,418	5,891
Cost of sales:
Direct costs-equipment leasing	762	697	1,607	1,654
Lease pool depreciation	772	1,059	1,698	2,411
Cost of lease pool equipment sales	98	38	684	94
Cost of other equipment sales	10	208	137	355
	1,642	2,002	4,126	4,514
Gross profit (loss)	(412)	75	1,292	1,377
Operating expenses:
Selling, general and administrative	1,476	1,415	3,176	2,890
Provision for doubtful accounts	470	—	470	—
Depreciation and amortization	41	46	85	95
Total operating expenses	1,987	1,461	3,731	2,985
Operating loss	(2,399)	(1,386)	(2,439)	(1,608)
Other income (expenses)	72	(163)	75	(106)
Loss on disposal (including $2,745 of cumulative translation loss)	(1,859)	—	(1,859)	—
Loss before income taxes	(4,186)	(1,549)	(4,223)	(1,714)
Provision for income taxes	(522)	(94)	(700)	(147)
Net loss	(4,708)	(1,643)	(4,923)	(1,861)

Revenue from discontinued operations during the second quarter of fiscal 2021 decreased approximately 41% to $1.2 million compared to $2.0 million for the second quarter of fiscal 2020 and decreased approximately $500,000, or 8% in the first six months of fiscal 2021 as compared to the first six months of fiscal 2020. The reduction in revenue is due to lower equipment leasing activity in the three and six month comparable periods, primarily as a result of the global pandemic, while revenue from lease pool equipment sales is higher in the three and six month comparable periods.
Direct costs related to equipment leasing were relatively flat in the three and six month periods ending July 31, 2020 as compared to the prior year periods, despite lower equipment leasing revenue in fiscal 2021 due mainly to the impact of sub-lease payments to certain OEMs under revenue sharing arrangements. For the six months of fiscal 2021, lease pool depreciation decreased approximately $700,000 from the same period in the prior fiscal year, reflecting recent sales of lease pool equipment and the effect of certain equipment becoming fully depreciated.
Selling, general and administrative costs increased approximately $300,000 during the six months ended July 31, 2020 as compared to the prior year period. The increase was due primarily to accrued severance and other costs related to the Board’s decision to exit the Leasing Business
The loss on disposal of approximately $1.9 million reflects the amount by which the unadjusted carrying value of the net assets of the Leasing Business exceed the estimated proceeds of the planned sale of the business. The unadjusted carrying value of the Leasing Business includes approximately $2.7 million of cumulative translation adjustment which has historically been recorded in Accumulated Other Comprehensive Loss, a component of equity.
Our provision for income taxes for the three and six months ended July 31, 2020 are approximately $522,000 and $700,000, respectively, on loss before income tax of approximately $4.2 million for the three and six month periods. Our provision varies from the expected provision based on the U.S. statutory rate due primarily to the effect of foreign withholding taxes, and because we have recorded valuation allowances against the increase in our deferred tax assets in the respective periods.
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
The Company has a history of losses, has had negative cash from operating activities in each of the last two years and its cash balance as of July 31, 2020 is lower than at January 31, 2020. For the past three years, the Company has generated significant cash from the sale of preferred stock pursuant to an “at the market” program. That program has been completed and no further preferred shares can be sold pursuant to it.
Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months. However, management believes there are compensating factors and actions that can be taken to address these uncertainties, including the following:
•The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.
•The Company has no obligations or agreements containing “maintenance type” financial covenants.
•The Company has working capital of approximately $22.6 million as of July 31, 2020, including cash of approximately $2.6 million, which is a decrease from approximately $3.1 million of cash at January 31, 2020.
•Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow. Certain cost reduction measures have been implemented, the effects of which are expected to be reflected in future periods.
•The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has terminated or furloughed certain employees and contractors.
•Despite the temporary suspension of operations in Malaysia and Singapore, operations have continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. However, there can be no assurance that further suspensions will not occur in the future.
•The Company has a backlog of orders of approximately $7.6 million as of July 31, 2020 that is primarily related to customers not engaged in the energy industry. Production for certain of these orders was in process and included in inventory as of January 31, 2020, thereby reducing the liquidity needed to complete the orders.
•There are various government sponsored grant or loan programs, both in the United States and in certain foreign locations which are available to the Company. The Company received approximately $1.6 million in U.S. government sponsored loans pursuant to the Small Business Association’s Paycheck Protection Program (“PPP”) and has received lesser amounts of government grants in several foreign jurisdictions. The PPP loans are in the form of two-year promissory notes. Management believes a significant portion of the $1.6 million PPP loan will be forgiven under the terms of the PPP.
•Management expects to generate cash from the sale of the Leasing Business or the related underlying assets.

•The Company has declared and paid the quarterly dividend on its Series A Preferred Stock for the quarter ending July 31, 2020, but such quarterly dividends could be suspended in the future.
•In July, The Company received shareholder approval and effective August 2020 increased the authorized number shares of common and preferred shares available for issuance. Management believes this increase in authorized capital provides significant additional financing flexibility, including the possibility of subsequent future “at-the-market” offerings of common and preferred stock.
•Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.
Our principal sources of liquidity and capital over the past three fiscal years have been proceeds from issuances of preferred stock and from the sale of lease pool equipment.
The Series A Preferred Stock has been issued in the June 2016 offering, as consideration to MHI and in the ATM program. The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through January 31, 2020, we have issued 994,046 shares of our Series A Preferred Stock. The 994,046 shares represent 100% of the Series A Preferred Stock available for sale through our ATM program. Under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock and 40,000,000 shares of common stock authorized which we believe provides capacity for subsequent issues of common or preferred stock/
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(2,566)	$(3,503)
Net cash provided by investing activities	1,598	622
Net cash provided by financing activities	489	1,036
Effect of changes in foreign exchange rates on cash and cash equivalents	(117)	(65)
Net decrease in cash and cash equivalents	$(596)	$(1,910)

As of July 31, 2020, we had working capital of approximately $22.6 million, including cash and cash equivalents and restricted cash of approximately $2.6 million, as compared to working capital of approximately $31.0 million, including cash and cash equivalents and restricted cash of approximately $3.2 million, at January 31, 2020. Our working capital decreased during the first six months of fiscal 2021 as compared to January 31, 2020 due primarily to a decrease in cash and cash equivalents, reductions in accounts receivable and an increase in accounts payable. During the first six months of fiscal year 2021, we made payments of approximately $110,000 for lease pool equipment purchased during fiscal year 2020.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $2.6 million in the first six months of fiscal 2021 as compared to approximately $3.5 million of net cash used in operating activities in the first six months of fiscal 2020. The decrease between the two periods resulted primarily from changes in working capital items such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. Cash provided from Cash provided from investing activities increased during the first six months of fiscal 2021 compared to the same period in the prior year. The increase is primarily due to a cash from sale of lease pool equipment.

In the first six months of fiscal 2021 proceeds from the sale of lease pool equipment totaled approximately $2.0 million compared to approximately $1.2 million in the first six months of fiscal 2020. Due to the decision to exit the Leasing Business we are currently seeking to sell all of the remaining equipment from our lease pool. However, there is no guarantee additional sales of lease pool equipment will occur. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. Proceeds from any additional sales of lease pool equipment will be deployed in other areas of our business or used for general corporate purposes..
Cash Flows from Financing Activities. Net cash provided by financing activities in the first six months of fiscal 2021 consisted of approximately $1.6 million of proceeds from the PPP Loans offset by approximately $1.1 million of preferred stock dividend payments, as compared to approximately $2.0 million of proceeds from sales of preferred stock, offset by approximately $1.0 million of preferred stock dividend payments in the prior year period. As of July 31, 2020, there were 994,046 shares of Series A Preferred Stock outstanding, which represents 100% of the Series A Preferred Stock available for sale through our ATM program. Based on the Preferred Stock outstanding at July 31, 2020, annual dividend requirements are approximately $2.2 million. Subsequent to July 31, 2020, the Company effectuated a shareholder approved reincorporation to the state of Delaware, name change to MIND Technology, Inc. and increase in the number of shares of common stock and preferred stock authorized for issuance. See Note 16 - “Subsequent Event” of our condensed consolidated financial statements for additional details. The Company may issue up to 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. Management believes this provides significant additional financing flexibility, including the possibility of future “at-the-market” offerings of common and preferred stock.
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
As of July 31, 2020, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $2.2 million. We believe all $2.2 million of these deposits could be distributed to the United States without any adverse tax consequences.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Canadian dollars, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2020, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $551,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $51,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk
As of July 31, 2020, we have no interest-bearing bank debt on our balance sheet.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of July 31, 2020, due to a material weakness in our internal control over financial reporting that was disclosed on Form 10-K for the fiscal year ended January 31, 2020.

Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we commenced implementing a remediation plan to address the material weakness in our internal controls over financial reporting. The weakness will remain unresolved, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be satisfied prior to the end of fiscal 2021.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 have not materially changed except as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Provisions in our certificate of incorporation and Delaware law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.
Provisions of our certificate of incorporation and the Delaware General Corporation Law may tend to delay, defer or prevent a potential unsolicited offer or takeover attempt that is not approved by our board of directors but that our stockholders might consider to be in their best interest, including an attempt that might result in stockholders receiving a premium over the market price for their shares. Because our board of directors is authorized to issue preferred stock with preferences and rights as it determines, it may afford the holders of any series of preferred stock preferences, rights or voting powers superior to those of the holders of common stock.
In addition, we are governed by Section 203 of the Delaware General Corporation Law which, subject to some specified exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring, or preventing a change in control that our stockholders might consider to be in their best interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.
(b)Not applicable.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1

3.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.3

3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4

3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5

3.4	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1

3.5	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.2

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Amendment No. 1 to Guy M. Malden's Employment Agreement (dated June 19, 2020)	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 25, 2020.	001-13490	10.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

MIND TECHNOLOGY, INC.

Date: September 15, 2020	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)