Form 10-Q
period 2020-10-31
MIND TECHNOLOGY, INC
filed 2020-12-04
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,875,221 shares of common stock, $0.01 par value, were outstanding as of December 3, 2020.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,664	$3,090
Restricted cash	—	144
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $2,378 at October 31, 2020 and January 31, 2020, respectively	5,609	6,623
Inventories, net	11,880	12,656
Prepaid expenses and other current assets	1,278	1,987
Assets held for sale	5,440	14,913
Total current assets	26,871	39,413
Property and equipment, net	4,954	5,419
Operating lease right-of-use assets	1,363	2,300
Intangible assets, net	6,831	8,136
Goodwill	—	2,531
Other assets	774	429
Total assets	$40,793	$58,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,441	$1,767
Deferred revenue	205	731
Accrued expenses and other current liabilities	2,468	1,565
Income taxes payable	691	316
Operating lease liabilities - current	280	1,339
Liabilities held for sale	1,133	2,730
Total current liabilities	6,218	8,448
Operating lease liabilities - non-current	1,083	961
Notes payable	1,607	—
Other non-current liabilities	797	967
Deferred tax liability	134	200
Total liabilities	9,839	10,576
Shareholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 994 shares issued and outstanding at October 31, 2020 and January 31, 2020	22,104	22,104
Common stock, $0.01 par value; 40,000 shares authorized; 14,773 and 14,097 shares issued at October 31, 2020 and January 31, 2020, respectively	148	141
Additional paid-in capital	125,810	123,964
Treasury stock, at cost (1,929 shares at October 31, 2020 and January 31, 2020)	(16,860)	(16,860)
Accumulated deficit	(95,823)	(77,310)
Accumulated other comprehensive loss	(4,425)	(4,387)
Total shareholders’ equity	30,954	47,652
Total liabilities and shareholders’ equity	$40,793	$58,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Sale of marine technology products	$6,541	$8,175	$14,814	$21,039
Total revenues	6,541	8,175	14,814	21,039
Cost of sales:
Sale of marine technology products	4,267	4,860	10,039	12,478
Total cost of sales	4,267	4,860	10,039	12,478
Gross profit	2,274	3,315	4,775	8,561
Operating expenses:
Selling, general and administrative	2,973	3,401	8,915	10,538
Research and development	912	629	2,077	1,442
Impairment of intangible assets	—	—	2,531	—
Depreciation and amortization	662	604	2,092	1,810
Total operating expenses	4,547	4,634	15,615	13,790
Operating loss	(2,273)	(1,319)	(10,840)	(5,229)
Other income (expense):
Other, net	12	(31)	68	145
Total other income (expense)	12	(31)	68	145
Loss from continuing operations before income taxes	(2,261)	(1,350)	(10,772)	(5,084)
(Provision) benefit for income taxes	(109)	31	79	75
Loss from continuing operations	(2,370)	(1,319)	(10,693)	(5,009)
Loss from discontinued operations, net of income taxes	(1,220)	(709)	(6,143)	(2,570)
Net loss	$(3,590)	$(2,028)	$(16,836)	$(7,579)
Preferred stock dividends	(559)	(522)	(1,677)	(1,492)
Net loss attributable to common shareholders	$(4,149)	$(2,550)	$(18,513)	$(9,071)
Net loss per common share - Basic
Continuing operations	$(0.24)	$(0.15)	$(1.01)	$(0.54)
Discontinued operations	$(0.10)	$(0.06)	$(0.50)	$(0.21)
Net loss	$(0.34)	$(0.21)	$(1.51)	$(0.75)
Net loss per common share - Diluted
Continuing operations	$(0.24)	$(0.15)	$(1.01)	$(0.54)
Discontinued operations	$(0.10)	$(0.06)	$(0.50)	$(0.21)
Net loss	$(0.34)	$(0.21)	$(1.51)	$(0.75)
Shares used in computing net loss per common share:
Basic	12,313	12,158	12,223	12,135
Diluted	12,313	12,158	12,223	12,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(4,149)	$(2,550)	$(18,513)	$(9,071)
Change in cumulative translation adjustment for sale of foreign entity	—	—	—	(331)
Other changes in cumulative translation adjustment	11	115	(38)	(45)
Comprehensive loss	$(4,138)	$(2,435)	$(18,551)	$(9,447)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,836)	$(7,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,920	5,806
Stock-based compensation	562	612
Impairment of intangible assets	2,531	—
Loss on disposal of discontinued operations	1,859	—
Provision for doubtful accounts, net of charge offs	470	23
Provision for inventory obsolescence	256	—
Gross profit from sale of lease pool equipment	(1,326)	(987)
Gross profit from sale of other equipment	(303)	—
Deferred tax expense	(32)	135
Non-current prepaid tax	—	(157)
Changes in:
Accounts receivable	3,640	(1,020)
Unbilled revenue	(6)	(302)
Inventories	762	(2,835)
Prepaid expenses and other current and long-term assets	1,065	240
Income taxes receivable and payable	390	—
Accounts payable, accrued expenses and other current liabilities	(1,827)	(392)
Deferred revenue	72	1,979
Foreign exchange losses net of gains	—	230
Net cash used in operating activities	(4,803)	(4,247)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(110)	(1,939)
Purchases of property and equipment	(64)	(893)
Sale of used lease pool equipment	2,010	1,415
Sale of assets held for sale	734	—
Sale of business, net of cash sold	—	239
Net cash provided by (used in) investing activities	2,570	(1,178)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	25
Net proceeds from preferred stock offering	—	2,211
Net proceeds from common stock offering	1,291	—
Preferred stock dividends	(1,118)	(1,492)
Proceeds from PPP loans	1,607	—
Net cash provided by financing activities	1,780	744
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(117)	(69)
Net decrease in cash, cash equivalents and restricted cash	(570)	(4,750)
Cash, cash equivalents and restricted cash, beginning of period	3,234	9,549
Cash, cash equivalents and restricted cash, end of period	$2,664	$4,799
Supplemental cash flow information:
Interest paid	$34	$40
Income taxes paid	$219	$325
Purchases of seismic equipment held for lease in accounts payable at end of period	$—	$753
Purchase of seismic equipment held for lease through settlement of accounts receivable	$—	$826

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2020	14,097	$141	994	$22,104	$123,964	$(16,860)	$(77,310)	$(4,387)	$47,652
Net loss	—	—	—	—	—	—	(6,642)	—	(6,642)
Foreign currency translation	—	—	—	—	—	—	—	(131)	(131)
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	230	—	—	—	230
Balances, April 30, 2020	14,097	$141	994	$22,104	$124,194	$(16,860)	$(84,511)	$(4,518)	$40,550
Net loss	—	—	—	—	—	—	(6,604)	—	(6,604)
Foreign currency translation	—	—	—	—	—	—	—	82	82
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	219	—	—	—	219
Balances, July 31, 2020	14,097	$141	994	$22,104	$124,413	$(16,860)	$(91,674)	$(4,436)	$33,688
Net loss	—	—	—	—	—	—	(3,590)	—	(3,590)
Foreign currency translation	—	—	—	—	—	—	—	11	11
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Common stock offerings	676	7	—	—	1,284	—	—	—	1,291
Stock-based compensation	—	—	—	—	113	—	—	—	113
Balances, October 31, 2020	14,773	$148	994	$22,104	$125,810	$(16,860)	$(95,823)	$(4,425)	$30,954

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2019	14,049	$140	830	$18,330	$123,085	$(16,860)	$(63,973)	$(4,044)	$56,678
Net loss	—	—	—	—	—	—	(2,415)	—	(2,415)
Foreign currency translation	—	—	—	—	—	—	—	(450)	(450)
Preferred stock offering	—	—	17	409	—	—	—	—	409
Preferred stock dividends	—	—	—	—	—	—	(471)	—	(471)
Stock-based compensation	—	—	—	—	172	—	—	—	172
Balances, April 30, 2019	14,049	$140	847	$18,739	$123,257	$(16,860)	$(66,859)	$(4,494)	$53,923
Net loss	—	—	—	—	—	—	(3,137)	—	(3,137)
Foreign currency translation	—	—	—	—	—	—	—	(41)	(41)
Equity Compensation	9	1	—	—	25	—	—	—	26
Preferred stock offering	—	—	70	1,571	—	—	—	—	1,571
Preferred stock dividends	—	—	—	—	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	—	170	—	—	—	170
Balances, July 31, 2019	14,058	$141	917	$20,310	$123,452	$(16,860)	$(70,495)	$(4,535)	$52,013
Net loss	—	—	—	—	—	—	(2,028)	—	(2,028)
Foreign currency translation	—	—	—	—	—	—	—	115	115
Restricted stock issued	39	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	11	230	—	—	—	—	230
Preferred stock dividends	—	—	—	—	—	—	(522)	—	(522)
Stock-based compensation	—	—	—	—	270	—	—	—	270
Balances, October 31, 2019	14,097	$141	928	$20,540	123,722	$(16,860)	$(73,045)	$(4,420)	$50,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization

MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware. Concurrent with the reincorporation the name of the Company was changed to MIND Technology, Inc. and the number of shares of common stock and preferred stock authorized for issuance was increased. See Note 16 - Corporate Restructuring, to the condensed consolidated financial statements.
The Company, through its wholly owned subsidiary, Seamap Pte, Ltd. (“Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in New Hampshire, Singapore, Malaysia, the United Kingdom and Texas. Prior to July 31, 2020, the Company, together with its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”); its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”); and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide. In February 2019 the Company sold its wholly owned Australian subsidiary Seismic Asia Pacific Pty Ltd (“SAP”). See Note 14 - Sale of Subsidiaries to the condensed consolidated financial statements for more information. All intercompany transactions and balances have been eliminated in consolidation.
During the second quarter of the fiscal year ending January 31, 2021 (“fiscal 2021”), management and the board of directors (the “Board”) of the Company determined to exit the land seismic leasing business (the “Leasing Business”), which comprises essentially all operations of the Equipment Leasing segment. Accordingly, the results of operations for this segment are excluded from the Company’s continuing operations for fiscal 2021 and all comparative periods and presented as discontinued operations in the Company’s condensed consolidated financial statements. See Note 3 - Assets Held for Sale and Discontinued Operations to the condensed consolidated financial statements for further details.
These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a history of losses, has had negative cash from operating activities in the last two fiscal years and may not have access to sources of capital that were available in prior periods. In addition, the COVID-19 pandemic and the decline in oil prices during the first nine months of fiscal 2021 have created substantial doubt and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial doubt has arisen regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2020 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2020, the results of operations for the three and nine months ended October 31, 2020 and 2019, the cash flows for the nine months ended October 31, 2020 and 2019, and the statement of shareholders’ equity for the three and nine months ended October 31, 2020 and 2019, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2021.
3. Assets Held for Sale and Discontinued Operations
On July 27, 2020, the Board determined to exit the Leasing Business, which comprises essentially all operations of the Equipment Leasing segment. As a result, the assets, excluding cash, and liabilities of the Equipment Leasing segment are considered held for sale and the segment’s operations are reported as discontinued operations as of October 31, 2020 and for all comparative periods presented in these condensed consolidated financial statements. The Company anticipates selling the discontinued operations within twelve months from July 27, 2020 in a single transaction, or multiple transactions, which may involve the sale of legal entities or assets.

The assets reported as held for sale consist of the following:

	October 31, 2020	January 31, 2020
Current assets of discontinued operations:
Accounts receivable, net	1,963	5,699
Inventories, net	359	605
Prepaid expenses and other current assets	141	227
Seismic equipment lease pool and property and equipment, net	2,977	8,382
Total assets of discontinued operations	$5,440	$14,913

The liabilities reported as held for sale consist of the following:

	October 31, 2020	January 31, 2020
Current liabilities of discontinued operations:
Accounts payable	$71	$884
Deferred revenue	18	34
Accrued expenses and other current liabilities	1,044	1,886
Income taxes payable	—	(74)
Total liabilities of discontinued operations	1,133	2,730

The results of operations from discontinued operations for the three and nine months ended October 31, 2020 and 2019, consist of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Revenue from discontinued operations	$313	$2,488	$5,731	$8,379
Cost of sales:
Cost of discontinued operations	263	1,752	4,389	6,266
Operating expenses:
Selling, general and administrative	1,146	1,305	4,322	4,195
Provision for doubtful accounts	—	—	470	—
Depreciation and amortization	43	41	128	136
Total operating expenses	1,189	1,346	4,920	4,331
Operating loss	(1,139)	(610)	(3,578)	(2,218)
Other income (expenses)	(75)	(8)	—	(114)
Loss on disposal (including $2,745 of cumulative translation loss)	—	—	(1,859)	—
Loss before income taxes	(1,214)	(618)	(5,437)	(2,332)
Provision for income taxes	(6)	(91)	(706)	(238)
Net loss	(1,220)	(709)	(6,143)	(2,570)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Nine Months Ended October 31,
	2020	2019
Depreciation and amortization	$1,771	$3,651
Gross profit from sale of lease pool equipment	$(1,326)	$(987)
Provisions for doubtful accounts	$470	$—
Loss on disposal of discontinued operations	$1,859	$—
Sale of used lease pool equipment	$2,010	$1,415
Sale of assets held for sale	$734	$—

Purchase of seismic equipment held for lease	$(110)	$(1,938)

4. New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20. The Company adopted the standard effective February 1, 2019. We have elected to apply the current period transition approach as introduced by ASU 2018-11 for our transition at February 1, 2019 and we have elected to apply several of the practical expedients in conjunction with accounting policy elections. See Note 7 - Leases to our condensed consolidated financial statements for additional details.
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
5. Revenue from Contracts with Customers
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue recognized at a point in time:	(in thousands)
Seamap	$5,196	$5,694	$11,066	$14,648
Klein	1,150	2,380	3,152	5,778
SAP	—	—	—	101
Total revenue recognized at a point in time	$6,346	$8,074	$14,218	$20,527
Revenue recognized over time:
Seamap	$195	$238	$596	$512
Total revenue recognized over time	195	238	596	512
Total revenue from contracts with customers	$6,541	$8,312	$14,814	$21,039

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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
United States	$282	$1,453	$2,068	$3,293
Europe, Russia & CIS	2,001	3,769	4,981	8,936
Middle East & Africa	757	810	1,054	1,359
Asia-Pacific	3,342	1,308	5,841	4,417
Canada & Latin America	159	972	870	3,034
Total revenue from contracts with customers	$6,541	$8,312	$14,814	$21,039
As of October 31, 2020, and January 31, 2020, contract assets and liabilities consisted of the following:

	October 31, 2020	January 31, 2020
Contract Assets:	(in thousands)
Unbilled revenue - current	$7	$13
Total unbilled revenue	$7	$13
Contract Liabilities:
Deferred revenue & customer deposits - current	$304	$220
Deferred revenue & customer deposits - non-current	—	12
Total deferred revenue & customer deposits	$304	$232
Considering the products manufactured and sold by the businesses in our Marine Technology Products segment and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a period of three to six months.
Pursuant to practical expedients and exemptions included in ASU 2014-09, Revenue from Contracts with Customers, sales and transaction-based taxes are excluded from revenue. Also, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Additionally, we expense costs incurred to obtain contracts when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expenses.
6. Balance Sheet

	As of October 31, 2020			As of January 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$6,653	$—	$6,653	$9,001	$—	$9,001
Less allowance for doubtful accounts	(1,044)	—	(1,044)	(2,378)	—	(2,378)
Accounts receivable net of allowance for doubtful accounts	$5,609	$—	$5,609	$6,623	$—	$6,623

	October 31, 2020	January 31, 2020
	(in thousands)
Inventories:
Raw materials	$7,019	$7,388
Finished goods	3,436	3,758
Work in progress	2,698	2,720
	13,153	13,866
Less allowance for obsolescence	(1,273)	(1,210)
Total inventories, net	$11,880	$12,656

	October 31, 2020	January 31, 2020
	(in thousands)
Property and equipment:
Marine seismic service equipment	$6,970	$8,341
Land and buildings	4,358	4,274
Furniture and fixtures	9,661	9,364
Autos and trucks	490	491
	21,479	22,470
Accumulated depreciation and amortization	(16,525)	(17,051)
Total property and equipment, net	$4,954	$5,419
As of January 31, 2020, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Subsequent to January 31, 2020, there was a significant deterioration in macroeconomic factors and a decline in the market value of the Company’s equity securities which indicated possible impairment of long-lived assets. However, an analysis of the estimated recoverable value of these long-lived assets indicated that there was no impairment.
7. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which was modified by subsequently issued ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively, the “New Lease Standard”). The New Lease Standard requires organizations that lease assets ( “lessees”) to recognize the assets and liabilities of the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The New Lease Standard also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The New Lease Standard was effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.
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
The Company adopted the New Lease Standard effective February 1, 2019. We elected to apply the current period transition approach as introduced by ASU 2018-11 and we elected a package of transition expedients, which must be elected together, that allowed us to forgo reassessing certain conclusions reached under ASC 840. All expedients in this package were applied together for all leases that commenced before the effective date, February 1, 2019, of the adoption of the New Lease Standard. As a result, in transitioning to the New Lease Standard, for existing leases as of February 1, 2019, we continued to use judgments made under ASC 840 related to embedded leases, lease classification and accounting for initial direct costs. In addition, we have chosen, as an accounting policy election by class of underlying asset, not to separate non-lease components from the associated lease for all our leased asset classes, excluding for Real Estate related leases. As a result, for classes of Automobiles, Office Equipment and Manufacturing Equipment, we account for each separate lease component and the non-lease components associated with that lease as a single lease component.
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
Lease expense for the three and nine months ended October 31, 2020 was approximately $313,000 and $828,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 and $20,000, respectively, for the three and nine months ended October 31, 2020.

Supplemental balance sheet information related to leases as of October 31, 2020 was as follows (in thousands):

Lease	October 31, 2020	January 31, 2020
Assets
Operating lease assets	$1,363	$2,300

Liabilities
Operating lease liabilities	$1,363	$2,300

Classification of lease liabilities
Current liabilities	$280	$1,339
Non-current liabilities	1,083	961
Total Operating lease liabilities	$1,363	$2,300
Lease-term and discount rate details as of October 31, 2020 were as follows:

Lease term and discount rate	October 31, 2020	January 31, 2020
Weighted average remaining lease term (years)
Operating leases	1.27	1.76

Weighted average discount rate:
Operating leases	9.27%	9.27%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Nine Months Ended October 31, 2020	Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(828)	$(881)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$828	$592

Maturities of lease liabilities at October 31, 2020 were as follows (in thousands):

October 31, 2020
2021	$280
2022	831
2023	220
2024	97
2025	51
Thereafter	20
Total payments under lease agreements	$1,499

Less: imputed interest	(136)
Total lease liabilities	$1,363
8. Goodwill and Other Intangible Assets

	Weighted Average Life at 10/31/2020	October 31, 2020				January 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.8	$7,430	$(3,547)	$—	$3,883	$9,247	$(4,950)	$—	$4,297
Customer relationships	1.1	5,024	(4,344)	—	680	5,024	(3,831)	—	1,193
Patents	3.8	2,440	(1,463)	—	977	2,440	(1,277)	—	1,163
Trade name	5.6	894	(72)	(760)	62	894	(63)	(760)	71
Developed technology	5.2	1,430	(691)	—	739	1,430	(584)	—	846
Other	3.6	666	(176)	—	490	653	(87)	—	566
Amortizable intangible assets		$17,884	$(10,293)	$(760)	$6,831	$19,688	$(10,792)	$(760)	$8,136
On January 31, 2020, the Company completed an annual review of goodwill and other intangible assets. Based on a review of qualitative factors at that time, it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors at that time, it was determined it was more likely than not that the fair value of our Klein reporting unit was less than it's carrying value. Accordingly, we recorded an impairment of approximately $760,000 related to indefinite lived intangible assets in the Klein reporting unit as of January 31, 2020.
Due to the economic impact of the COVID-19 pandemic, the decline in oil prices during the three months ended April 30, 2020 and a decline in the market value of the Company’s equity securities, the Company performed a quantitative review of the Seamap reporting unit and concluded that goodwill had been impaired. As a result, the Company recorded an impairment expense of approximately $2.5 million related to goodwill in the Seamap reporting unit during the quarter ended April 30, 2020. The impairment of goodwill indicated a possible impairment of other intangible assets. Accordingly, the Company completed a quantitative analysis of the other intangible assets as of April 30, 2020, noting that the undiscounted future cash flows exceeded their carrying value and no related impairment was recorded.
Subsequent to April 30, 2020 there have been no substantive indicators of additional impairment.
Aggregate amortization expense was $1.3 million and $1.3 million for the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2021	$423
2022	1,232
2023	1,087
2024	1,003
2025	730
Thereafter	2,356
Total	$6,831
9. Notes Payable

On May 5, 2020, the Company, and its wholly owned subsidiary, Klein (collectively, the “Borrowers”), were granted loans (the “Loans”) from Bank of America, N.A. in the aggregate amount of approximately $1.6 million, pursuant to the Small Business Association's Paycheck Protection Program (the “PPP”), a component of the Coronavirus Aid, Relief, and Economic Security Act which was enacted on March 27, 2020.
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

Under the terms of the PPP, funds from the Loans may only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loan may be forgiven if the funds are used to pay qualifying expenses. The Company believes it has used the proceeds from the Loans to pay qualifying expenses and that a significant portion of the Loans will be forgiven pursuant to the terms of the PPP. The Company has submitted applications for the forgiveness of the Loans but cannot ensure that the Loans will be forgiven, in whole or in part.
10. Income Taxes
For the nine months ended October 31, 2020, the benefit for income taxes from continuing operations was approximately $79,000 on a pre-tax net loss from continuing operations of $10.8 million. For the nine months ended October 31, 2019, the benefit for income taxes from continuing operations was approximately $75,000 on a pre-tax net loss of $5.1 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, plus the effect of foreign withholding taxes.
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
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2020. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2020.
For the nine months ended October 31, 2020 and 2019, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	12,313	12,158	12,223	12,135
Stock options	70	44	24	80
Unvested restricted stock	17	2	10	2
Total weighted average common share equivalents	87	46	34	82
Diluted weighted average common shares outstanding	12,400	12,204	12,257	12,217

For the three and nine months ended October 31, 2020 and 2019, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
12. Related Party Transaction

On October 7, 2016, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”). On December 18, 2019, the Company and Agent entered into an Amended and Restated equity distribution agreement (the “1st Equity Distribution Agreement”). Pursuant to the 1st Equity Distribution Agreement, the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share through an at-the-market (the “1st ATM”) offering program administered by the Agent. The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of the Board. Under the 1st Equity Distribution Agreement, the Agent was entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the 1st ATM offering program. As of January 31, 2020, we had issued 994,046 shares which represent 100% of the Series A Preferred Stock available for sale through the 1st Equity Distribution Agreement. For the three and nine months ended October 31, 2019, the Company issued 70,282 and 86,938 shares of Preferred Stock under the 1st ATM offering program, respectively. Gross proceeds from these sales for the three and nine months ended October 31, 2019 were approximately $1.7 million and $2.1 million, respectively, and the Agent received compensation of approximately $34,000 and $42,000, respectively. The Non-Executive Chairman of the Board received no portion of this compensation.
In September 2020 we entered into a new equity distribution agreement (the “2nd Equity Distribution Agreement”) with the Agent with economic terms essentially identical to the initial agreement. Pursuant to the 2nd Equity Distribution Agreement, the Company may sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of $0.01 par value common stock (“Common Stock”) through a new at-the-market (the “2nd ATM”) offering program. During the three months ended October 31, 2020 the Company sold 676,283 shares of Common Stock under the ATM program, resulting in net proceeds to the Company of approximately $1.3 million. Compensation to the Agent during this period was approximately $30,500, none of which was received by the Non-Executive Chairman of the Board.
13. Equity and Stock-Based Compensation
During the three months ended October 31, 2020, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. The Board also approved the grant of 70,000 non-qualified stock options during the third quarter of fiscal 2021 at an average option price of $2.27 per share. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2020 was approximately $113,000 and $562,000, respectively, and during the three and nine months ended October 31, 2019 was approximately $270,000 and $612,000, respectively.
14. Sale of Subsidiaries
In February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company which was received in August of 2019. The note receivable was recorded as other current assets as of October 31, 2020 and as other non-current assets as of January 31, 2020. During the three months ended October 31, 2020 the Company received a prepayment of $125,000 related to the note.
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
16. Corporate Restructuring
On August 3, 2020, the Company, formerly Mitcham Industries, Inc., completed the reincorporation from the State of Texas to the State of Delaware, including a name change to MIND Technology, Inc. The change in legal domicile and company name were approved by the affirmative vote of the holders of more than two-thirds of the votes of the Company’s Common Stock and Preferred Stock, voting separately, at the Annual Meeting of Shareholders held on July 27, 2020. As part of the reincorporation merger, the shareholders approved an increase in the number of authorized shares of capital stock from 21,000,000 shares to 42,000,000 shares, consisting of (i) 40,000,000 shares of Common Stock (up from 20,000,000 shares), and (ii) 2,000,000 shares of Preferred Stock(up from 1,000,000 shares).
Pursuant to the terms of the reincorporation merger, each outstanding share of Common Stock and each share of Preferred Stock of Mitcham Industries, Inc., the Texas corporation, automatically converted into one share of Common Stock and one share of Series A Preferred Stock, respectively, of MIND Technology, Inc., the Delaware corporation. Stockholders who hold physical stock certificates are not required to, but may, exchange stock certificates as a result of the reincorporation. The Company’s Common Stock and Preferred Stock continued to trade on the NASDAQ Global Select Market under their ticker symbols, “MIND” and “MINDP”, respectively. The Company’s Common Stock was assigned a new CUSIP number of 602566 101 and the Company’s Preferred Stock was assigned a new CUSIP number of 602566 200.
No changes have been made to the Board, management, business or operations of the Company as a result of the reincorporation. The Company’s corporate headquarters remains in Texas.

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
•our ability to successfully execute strategic initiatives to grow our business;
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
For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, (3) Part II,“Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 and (4) the Company’s other filings filed with the SEC from time to time.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
MIND Technology, Inc., a Delaware corporation, formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 we effectuated a reincorporation to the state of Delaware, name change to MIND Technology, Inc. and increase in the number of shares of Common Stock and Preferred Stock authorized for issuance. See Note 16 - “Corporate Restructuring” to our condensed consolidated financial statements for additional details.

Historically, we have operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of fiscal 2021, our Board determined to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the Leasing Business operations are presented as discontinued operations. See Note 3 - “Assets Held for Sale and Discontinued Operations” to our condensed consolidated financial statements for more details.

Revenue from the Marine Technology Products segment includes sales of Seamap equipment and sales of Klein equipment. This segment operates from locations near Bristol, United Kingdom, Salem, New Hampshire, Huntsville, Texas, Johor, Malaysia and in Singapore. During February 2019, the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 14 - “Sale of Subsidiaries” to our condensed consolidated financial statements for additional details.
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

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA
Net loss from Continuing Operations	$(2,370)	$(1,319)	$(10,693)	$(5,009)
Depreciation and amortization	662	639	2,092	1,914
Provision (benefit) for income taxes	109	(31)	(79)	(75)
EBITDA from continuing operations (1)	(1,599)	(711)	(8,680)	(3,170)
Non-cash foreign exchange losses	35	18	79	86
Stock-based compensation	113	270	562	612
Impairment of intangible assets	—	—	2,531	—
Adjusted EBITDA from continuing operations (1)	$(1,451)	$(423)	$(5,508)	$(2,472)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash used in operating activities	$(2,237)	$(745)	$(4,803)	$(4,247)
Stock-based compensation	(113)	(270)	(562)	(612)
Provision for inventory obsolescence	(22)	(23)	(67)	(23)
Changes in accounts receivable (current and long-term)	1,003	2,396	(2,178)	916
Interest paid	11	13	34	40
Taxes paid, net of refunds	(27)	143	219	325
Gross profit from sale of other equipment	303	—	303	—
Changes in inventory	(1,462)	494	(762)	3,162
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	685	(1,051)	1,441	(1,935)
Impairment of intangible assets	—	—	(2,531)	—
Changes in prepaid expenses and other current and long-term assets	(162)	(240)	(631)	(145)
Foreign exchange (gains) losses, net	—	(241)	—	(230)
Reserve against non-current prepaid income taxes	—	137	—	—
Other	422	(1,324)	857	(421)
EBITDA from continuing operations (1)	$(1,599)	$(711)	$(8,680)	$(3,170)

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
Within our Marine Technology Products segment, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems, which provide marine operators more precise control of exploration tools; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) SeaLink marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world.
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

Our other facilities have been allowed to operate, although at reduced efficiencies as certain employees have worked remotely. Furthermore, travel restrictions resulting from the COVID-19 pandemic have impacted our ability to visit customers, conduct product demonstrations and visit our various operating locations. These disruptions have had, and we expect they will continue to have, a negative effect on our business; however, the duration and magnitude of these disruptions are uncertain. Management believes that the negative impact will be temporary, but there can be no assurance of that.

Additionally, oil prices declined sharply during the first quarter of fiscal 2021 in response to the economic effects of the COVID-19 pandemic and the announcement of Saudi Arabia’s abandonment of output restraints. Oil prices have partially recovered recently, but the decline could have an adverse effect on our customers in the energy industry, which could in turn cause them to cancel or delay projects and orders with us and could impair their ability to make payments to us. However, to date we have had no significant orders cancelled and continue to respond to inquiries from customers in all market segments, including energy related. Many of our marine customers have recently indicated increases in backlog, which we believe is a positive indication of a recovery later in fiscal 2021 and beyond. The general economic environment concerning the energy industry could also impact our ability to realize value from our discontinued land seismic leasing operations.

In recent months, we have continued to experience significant inquiries and bid activity and have conducted a number of demonstrations for various customers, including the U.S. Navy. However, we believe many customers have delayed purchase commitments due to the uncertainty in the global economy. Accordingly, we have not experienced the number of firm orders that we would have normally expected from the current level of inquiries and bid activity. Recently we have received orders for new seismic source controllers or upgrades of systems that we previously sold. Our GunLink seismic source controllers have certain capabilities that we believe are unique and that increasingly certain of these capabilities are required of operators of seismic exploration vessels. Based on this, and on discussions with current and potential customers, we believe demand for our GunLink source controllers will increase in coming months, although there can be no assurance of this. As of October 31, 2020, our backlog of firm orders for our Marine Technology Products segment was approximately $8.2 million, as compared to approximately $7.6 million as of July 31, 2020 and $8.9 million as of January 31, 2020. We expect a significant number of these orders to be completed within fiscal 2021 and therefore expect revenues from continuing operation in the fourth quarter of fiscal 2021 to exceed those of the third quarter of this year. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

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

In fiscal 2020, we introduced new sonar technology that we refer to as “MA-X”. We believe this to be revolutionary sonar technology that will significantly expand the opportunities available to us. We have received and delivered orders related to this new technology and continue to respond to orders and inquiries related to this technology, including some for military related applications. While the MA-X technology has not had a material impact on our results of operations to date, we believe this technology will result in significant new opportunities for us. Also, in fiscal 2020, we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-X related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this, and similar opportunities could have a material impact on our operations. During the current fiscal year we also introduced technology based on MA-X specifically focused on the rapidly growing autonomous vehicle market and entered into an agreement with a major European defense contractor for the joint offering of synthetic aperture sonar (“SAS”). We believe that each of these initiatives can significantly expand our serviceable market.
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
We believe there are certain developments within the marine technology industry which can have a significant impact on our business. These developments include the following:
•The increase in the use of unmanned, or uncrewed, marine vessels, both surface vehicles and underwater vehicles, and the need for a variety of sensor packages designed for these applications.
•Demand for higher resolution sonar images, such as for mine countermeasure applications.
•Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications,
In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:
•Development of side-scan sonar systems specifically for unmanned vehicles, including integration of our MA-X technology.

•Development of SAS sonar systems in cooperation with a major European defense contractor.
•Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

In response to the effects of the COVID-19 pandemic and the current economic environment we have taken steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures. Should the effects of the pandemic and low commodity prices continue, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

During fiscal 2021, the Company received a Singapore government grant pursuant to its Job Support Scheme. The primary objective of the Job Support Scheme is to assist companies in retaining local employees during the COVID-19 pandemic. Similar to the Singapore government grant our operations in the United Kingdom were also recipients of the government backed Job Retention Scheme. Proceeds from the Job Support Scheme and the Job Retention Scheme were approximately $372,000 and approximately $119,000, respectively. Continued use of these government job schemes will be dependent on availability and our ability to qualify for the assistance.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past three fiscal years, except as described above.
Results of Continuing Operations

Revenues for the three months ended October 31, 2020 were approximately $6.6 million compared to approximately $8.1 million for the three months ended October 31, 2019. For the nine months ended October 31, 2020, revenues were approximately $14.8 million, compared to approximately $21.0 million for the nine months ended October 31, 2019. We believe the decrease in fiscal 2021 periods is due in large part to restrictions on commerce as a result of the global pandemic. For the three months ended October 31, 2020, we generated an operating loss of approximately $2.3 million, compared to an operating loss of approximately $1.3 million for the three months ended October 31, 2019. For the nine months ended October 31, 2020, we generated an operating loss of approximately $10.8 million, compared to an operating loss of approximately $5.2 million for the nine months ended October 31, 2019. The increase in operating loss during the three and nine month periods ended October 31, 2020 is primarily attributable to lower revenue contribution and an increase in research and development costs and in the nine-month period, goodwill impairment related to our Seamap reporting unit. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues:
Seamap	$5,400	$5,801	$11,693	$15,198
Klein	1,150	2,381	3,394	5,783
SAP	—	—	—	101
Intra-segment sales	—	(39)	(242)	(43)
	6,550	8,143	14,845	21,039
Cost of sales:
Seamap	3,179	3,291	7,354	8,148
Klein	1,097	1,576	2,958	4,278
SAP	—	—	—	95
Intra-segment sales	—	(39)	(242)	(43)
	4,276	4,828	10,070	12,478
Gross profit	$2,274	$3,315	$4,775	$8,561
Gross profit margin	35%	41%	32%	41%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. We believe the decline in Seamap revenues is due in large part to temporary delays caused by the COVID-19 pandemic, including the temporary shutdown of our production facilities. As discussed in previous periods, a particular order of approximately $1.8 million was delayed from the first quarter of fiscal 2021 as due to travel restrictions, the customer was unable to arrange shipment and take delivery of the equipment. This order was shipped and recognized in the third quarter of fiscal 2021. The gross profit and gross profit margins generated by sales of Seamap products were approximately $2.2 million and 41% in the third quarter of fiscal 2021 and approximately $2.5 million and 43% in the third quarter of fiscal 2020. The decrease in gross profit margins between the periods is due primarily to lower manufacturing activity, which resulted in lower overhead absorption during the period.
Revenue from the sale of Klein products was approximately $1.2 million for the third quarter of fiscal 2021 versus approximately $2.4 million in the prior year period. We believe the decline in revenue is partially due to the effects of the COVID-19 pandemic. Gross profit was approximately $53,000 and $805,000 for the third quarter of fiscal 2021 and 2020, respectively. The decline in gross profit margin in the third quarter of fiscal 2021 was due mainly to lower absorption of overhead costs and higher product testing and sustaining engineering activity during the period.

Operating Expenses
General and administrative expenses for the three months ended October 31, 2020 decreased to approximately $3.0 million from approximately $3.4 million for the three months ended October 31, 2019. General and administrative expenses for the nine months ended October 31, 2020 decreased approximately $1.6 million to $8.9 million, compared to $10.5 million for the nine months ended October 31, 2019. The decrease in general and administrative expenses is primarily due to reduced travel and entertainment expense as a result of restrictions due to the global pandemic, reductions in salary and rent costs due to the offset of government subsidies received in several international locations and the impact of various strategic restructuring activities implemented in fiscal 2020.
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
Research and development costs in the third quarter and first nine months of fiscal 2021 increased to approximately $912,000 and $2.1 million, respectively, compared to approximately $629,000 and $1.4 million in the three and nine months ended October 31, 2019, respectively. The increase in these costs reflects activity in the strategic initiatives noted above, including the deployment of a passive array test system during the third quarter of fiscal 2021.
Depreciation and amortization expenses include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $662,000 and $2.1 million in the three and nine month periods ended October 31, 2020, respectively, as compared to approximately $604,000 and $1.8 million in the three and nine month periods ended October 31, 2019, respectively. The higher depreciation and amortization expense in the three and nine month periods of fiscal 2021 is due primarily to asset additions associated with the start-up of our Malaysian manufacturing facility and the amortization of intangible assets related to a recent software upgrade.
Due to deterioration in macroeconomic factors and a decline in the market value of our equity securities subsequent to January 31, 2020, we concluded that goodwill was impaired and recorded an impairment charge of approximately $2.5 million in the first quarter of fiscal 2021. The goodwill impairment indicated that there was potential impairment of our other intangible and long-lived assets. Accordingly, we performed an analysis of the undiscounted future cash flow from those assets and concluded that there was no impairment. Subsequent to April 30, 2020 there have been no substantive indicators of additional impairment.
Provision for Income Taxes
For the three months ended October 31, 2020, we reported tax expense of approximately $109,000, and for the three months ended October 31, 2019 we reported a tax benefit of approximately $31,000. For the nine month periods ended October 31, 2020 and October 31, 2019 we reported a tax benefit of approximately $79,000 and $75,000, respectively. Our recorded tax expense and benefit in the three and nine-month periods ended October 31, 2020 and 2019, are less than the expense or benefit that would be derived by applying the applicable statutory rate to loss before tax from continuing operations in each of these periods, due mainly to the effect of permanent differences between book and taxable income, including impairment expense, and recording valuation allowances against increases in our deferred tax assets.

Results of Discontinued Operations
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Equipment leasing	313	2,202	3,510	6,757
Lease pool equipment sales	—	220	2,010	1,095
Other equipment sales	—	66	211	527
	313	2,488	5,731	8,379
Cost of sales:
Direct costs-equipment leasing	263	568	1,870	2,221
Lease pool depreciation	—	1,091	1,698	3,503
Cost of lease pool equipment sales	—	16	684	109
Cost of other equipment sales	—	77	137	433
	263	1,752	4,389	6,266
Gross profit (loss)	50	736	1,342	2,113
Operating expenses:
Selling, general and administrative	1,146	1,305	4,322	4,195
Provision for doubtful accounts	—	—	470	—
Depreciation and amortization	43	41	128	136
Total operating expenses	1,189	1,346	4,920	4,331
Operating loss	(1,139)	(610)	(3,578)	(2,218)
Other income (expenses)	(75)	(8)	—	(114)
Loss on disposal (including $2,745 of cumulative translation loss)	—	—	(1,859)	—
Loss before income taxes	(1,214)	(618)	(5,437)	(2,332)
Provision for income taxes	(6)	(91)	(706)	(238)
Net loss	(1,220)	(709)	(6,143)	(2,570)

Following the decision to exit the Leasing Business and present those operations as discontinued operations, we no longer recognize depreciation expense related to our lease pool of seismic equipment, but rather reassess, on a quarterly basis, the recoverability of the remaining carrying value of those assets. Similarly, we no longer recognize gain or loss from the sale of individual lease pool assets, but treat any proceeds from such transactions as a reduction in the carrying value of the lease pool.
Revenue from discontinued operations during the third quarter of fiscal 2021 decreased approximately 87% to $313,000 compared to $2.5 million for the third quarter of fiscal 2020 and decreased approximately $2.6 million, or 32% in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020. The reduction in revenue is due to lower Equipment Leasing activity, primarily we believe as a result of the global pandemic, the decision to exit the Leasing Business and the change in treatment of lease pool sales as discussed above.
Direct costs related to Equipment Leasing dropped to approximately $263,000 for the third quarter of fiscal year 2021 from approximately $568,000 reported in the same period for 2019. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenue. However, these costs also include sub-lease payments to certain OEM’s under revenue sharing arrangements which do fluctuate with the level of leasing revenue. For the three month period ended October 31, 2020 lease pool depreciation decreased approximately $1.1 million from the three months ended October 31, 2021 due to the fact that we are no longer recording lease pool depreciation on discontinued operations.
Selling, general and administrative costs related to the Leasing Business decreased in the three months ended October 31, 2020 as compared to the same period one year ago due to cost reduction efforts and a decline in activity. These costs increased during the nine months ended October 31, 2020 as compared to the prior year period. The increase in the nine-month period was due primarily to accrued severance and other costs related to the decision to exit the Leasing Business
The loss on disposal of approximately $1.9 million reflects the amount by which the unadjusted carrying value of the net assets of the Leasing Business exceed the estimated proceeds of the planned sale of the business. The unadjusted carrying value of the Leasing Business includes approximately $2.7 million of cumulative translation adjustment which has historically been recorded in Accumulated Other Comprehensive Loss, a component of equity.
Our provision for income taxes for the three and nine months ended October 31, 2020 are approximately $6,000 and $706,000, respectively, on loss before income tax of approximately $1.2 million and $5.4 million for the three and nine month periods, respectively. Our provision varies from the expected provision based on the U.S. statutory rate due primarily to the effect of foreign withholding taxes, and because we have recorded valuation allowances against the increase in our deferred tax assets in the respective periods.

Liquidity and Capital Resources
As discussed above, the COVID-19 pandemic and the decline in oil prices has created significant uncertainty in the global economy, which could have an adverse effect on our business, financial position, results of operations and liquidity. The period of time for which pandemic related disruptions will continue remains uncertain, as does the magnitude of any adverse impacts. We believe that any negative impacts will be temporary, but there can be no assurance of that.
The Company has a history of losses, has had negative cash from operating activities in each of the last two fiscal years and its cash balance as of October 31, 2020 is lower than at January 31, 2020. For the past three years, the Company has generated significant cash from the sale of preferred stock pursuant to the 1st ATM program. The 1st ATM program has been completed and no further preferred shares can be sold pursuant to it. However, the Company has established a 2nd ATM program under which we may sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock.
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
•The Company has working capital of approximately $20.7 million as of October 31, 2020, including cash of approximately $2.7 million, which is a decrease from approximately $3.1 million of cash at January 31, 2020.
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
•Despite the temporary suspension of operations in Malaysia and Singapore earlier this year, operations have continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. However, there can be no assurance that further suspensions will not occur in the future.
•The Company has a backlog of orders of approximately $8.2 million as of October 31, 2020.
•The Company received approximately $1.6 million in U.S. government sponsored loans pursuant to the PPP and has received lesser amounts of government grants in several foreign jurisdictions. The PPP loans are in the form of two-year promissory notes. The Company has submitted an application for the forgiveness of the loans and management believes a significant portion of the $1.6 million PPP loan will be forgiven under the terms of the PPP.
•Management expects to generate cash from the sale of the Leasing Business or the related underlying assets and has done so in recent periods.
•The Company has declared and paid the quarterly dividend on its Preferred Stock for the quarter ending October 31, 2020, but such quarterly dividends could be suspended in the future.
•In July 2020, the Company received shareholder approval and effective August 2020 increased the authorized number shares of common and preferred shares available for issuance. During the third quarter of fiscal 2021 we initiated the 2nd ATM program providing for the sale of up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock. During the third quarter of fiscal 2021, we sold and received net proceeds of approximately $1.3 million from the sale of Common Stock pursuant to the 2nd ATM program.
•Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.
Our principal sources of liquidity and capital over the past three fiscal years have been proceeds from issuances of preferred stock and from the sale of lease pool equipment.
Our Preferred Stock has been issued in the June 2016 offering, as consideration to MHI and in the 1st ATM program. The Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through January 31, 2020, we have issued 994,046 shares of our Preferred Stock. The 994,046 shares represent 100% of the Preferred Stock available for sale under the 1st ATM program. Under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock and 40,000,000 shares of common stock authorized which we believe provides capacity for subsequent issues of common or preferred stock. During the three months ended October 31, 2020 the Company sold 676,283 shares of Common Stock under the 2nd ATM program, resulting in net proceeds to the Company of approximately $1.3 million.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(4,803)	$(4,247)
Net cash provided by (used in) investing activities	2,570	(1,178)
Net cash provided by financing activities	1,780	744
Effect of changes in foreign exchange rates on cash and cash equivalents	(117)	(69)
Net decrease in cash and cash equivalents	$(570)	$(4,750)

As of October 31, 2020, we had working capital of approximately $20.7 million, including cash and cash equivalents and restricted cash of approximately $2.7 million, as compared to working capital of approximately $31.0 million, including cash and cash equivalents and restricted cash of approximately $3.2 million, at January 31, 2020. Our working capital decreased during the first nine months of fiscal 2021 as compared to January 31, 2020 due primarily to a decrease in cash and cash equivalents, reductions in accounts receivable and an increase in accounts payable.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $4.8 million in the first nine months of fiscal 2021 as compared to approximately $4.2 million in the first nine months of fiscal 2020. The decrease between the two periods resulted primarily from changes in working capital items such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.
Cash Flows from Investing Activities. Cash provided from investing activities increased during the first nine months of fiscal 2021 compared to the same period in the prior year. The increase is primarily due to proceeds from sale the of lease pool equipment and the sale of assets held for sale.

In the first nine months of fiscal 2021 proceeds from the sale of lease pool equipment and assets held for sale totaled approximately $2.7 million compared to approximately $1.4 million in the first nine months of fiscal 2020. Due to the decision to exit the Leasing Business we are currently seeking to sell all of the remaining equipment from our lease pool. However, there is no guarantee additional sales of lease pool equipment will occur. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. Proceeds from any additional sales of lease pool equipment will be deployed in other areas of our business or used for general corporate purposes..
Cash Flows from Financing Activities. Net cash provided by financing activities in the first nine months of fiscal 2021 consisted of approximately $1.6 million of proceeds from the PPP Loans, approximately $1.3 million of proceeds from sales of Common Stock, offset by approximately $1.1 million of preferred stock dividend payments, as compared to approximately $2.2 million of proceeds from sales of Preferred Stock, offset by approximately $1.4 million of preferred stock dividend payments in the prior year period. We believe that a significant portion of the PPP Loans may be forgiven, and we have submitted applications for the forgiveness of the Loans. However, there can be no assurance as to the amount of the Loans that will be forgiven, if any. As of October 31, 2020, there were 994,046 shares of Preferred Stock outstanding, which represents 100% of the Preferred Stock available for sale through our 1st ATM program. Based on the Preferred Stock outstanding at October 31, 2020, annual dividend requirements are approximately $2.2 million. In August 2020 the Company effectuated a shareholder approved reincorporation to the state of Delaware, name change to MIND Technology, Inc. and increase in the number of shares of common stock and preferred stock authorized for issuance. See Note 16 - “Corporate Restructuring” to our condensed consolidated financial statements for additional details. The Company may issue up to 40,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. Management believes this provides significant additional financing flexibility, including the capacity for subsequent issues of Common Stock or Preferred Stock. In September 2020 we entered the 2nd Equity Distribution Agreement with the Agent with economic terms essentially identical to the initial agreement. Pursuant to the 2nd Equity Distribution Agreement, the Company may sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock through the 2nd ATM program. During the three months ended October 31, 2020 the Company sold 676,283 shares of Commons Stock under the 2nd ATM program, resulting in net proceeds to the Company of approximately $1.3 million. Compensation to the Agent during this period was approximately $30,500, none of which was received by the Non-Executive Chairman of the Board.
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
As of October 31, 2020, we had deposits in foreign banks consisting of both U.S. dollar and foreign currency deposits equal to approximately $1.9 million. We believe all $1.9 million of these deposits could be distributed to the United States without any adverse tax consequences.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Canadian dollars, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2020, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $407,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $41,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk
As of October 31, 2020, we have no interest-bearing bank debt on our balance sheet.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of October 31, 2020, due to a material weakness in our internal control over financial reporting that was disclosed on Form 10-K for the fiscal year ended January 31, 2020.

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

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 and our Quarterly Report on Form 10-Q for the three months ended July 31, 2020 have not materially changed except as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our failure to properly develop and manage strategic initiatives may adversely affect our financial position and results of operations.
We have initiated, and may in the future initiate, strategic initiatives in order to focus and expand our product offerings. The initiatives we have initiated include (i) the development of side-scan sonar systems specifically for unmanned vehicles, including integration of our MA-X technology; (ii) the development of SAS sonar systems in cooperation with a major European defense contractor; (iii) the application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare; and (iv) disposition of our Leasing Business. There can be no assurance that we will realize the anticipated benefits of such initiatives or that any of the strategic initiatives will ultimately have a material impact on our financial position or results of operations. The pursuit of the strategic initiatives presents a number of risks, including but not limited to, the length of development, increased competition, the diversion of management’s attention from existing operations or other priorities, the unavailability of equipment, budget limitations and the ability to sell our lease pool equipment on favorable terms, if at all, all of which could adversely affect our financial condition and results of operations.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

1.1	Equity Distribution Agreement, dated as of September 25, 2020, by and between MIND Technology, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	1.1

2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1

3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.3

3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4

3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5

3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	3.1

3.5	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1

3.6	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.2

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1*	Amendment No. 1 to Guy M. Malden's Employment Agreement (dated June 19, 2020)	Incorporated by reference to Mitcham Industries, Inc.’s Form 8-K filed with the SEC on June 25, 2020.	001-13490	10.1

31.1†	Certification of Guy Malden, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

MIND TECHNOLOGY, INC.

Date: December 4, 2020	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)