Form 10-K
period 2021-01-31
MIND TECHNOLOGY, INC
filed 2021-04-16
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-13490

MIND Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware			76-0210849
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2002 Timberloch Place
Suite 400
The Woodlands	,	Texas
77380
(Address of principal executive offices)			(Zip Code)
281-353-4475
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.01 par value per share	MIND	The NASDAQ Stock Market LLC
Series A Preferred Stock - $1.00 par value per share	MINDP	The NASDAQ Stock Market LLC
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 26,092,078 based on the closing sale price as reported on the NASDAQ Stock Market LLC.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2021
Common Stock, $0.01 par value per share	13,766,680	shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of MIND Technology, Inc. for the 2021Annual Meeting of Stockholders, which will be filed within 120 days of January 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K

MIND TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (this “Form-10-K”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I
Item 1. Business
MIND Technology, Inc. (“MIND” and, together with its consolidated subsidiaries, the “Company”, “we”, “us” and “our”), a Delaware corporation, formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware. Concurrent with the reincorporation, the name of the Company was changed to MIND Technology, Inc., and the number of shares of common stock and preferred stock authorized for issuance was increased. We provide technology to the oceanographic, hydrographic, defense, seismic and maritime security industries. Headquartered in The Woodlands, Texas, MIND has a global presence with key operating locations in the United States, Singapore, Malaysia and the United Kingdom.
Historically, we have operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of the fiscal year ended January 31, 2021 (“fiscal 2021”), our Board determined to exit the land-based seismic equipment leasing business (the “Leasing Business”) and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the Leasing Business operations are presented as discontinued operations. See Note 2 - “Assets Held for Sale and Discontinued Operations” to our condensed consolidated financial statements for more details. We have in the past, and may in the future, lease certain marine equipment to our customers. Such amounts have not been material in recent periods nor are anticipated to be material in the future.
Our worldwide Marine Technology Products business includes (a) Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap” which designs, manufactures and sells specialized marine seismic equipment and (b) Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems.
Following the decision to exit the Leasing Business we are focusing on our strategy to emphasize our Marine Technology Products business. This strategy is based on the following vision for MIND:
•become known as a provider of innovative technology and products to the oceanographic, hydrographic, seismic, defense and maritime security industries;
•leverage our various technologies, products and services to create new products and address new markets, as well as seek out opportunities to add new technologies and products; and
•create an organization that facilitates cross-fertilization of our existing technologies and market presence. We expect to leverage our engineering, sales, operations, manufacturing and administrative resources and focus on cooperation among business units and sharing of resources.
We are primarily focused on three markets within the broader marine technology space, Marine Exploration, Marine Survey and Maritime Security. Customers within these market segments include marine survey companies, seismic survey contractors, various non-military governmental organizations, research institutes, first responders, navies, both domestic and foreign, and operators of port facilities and other offshore installations.
The discontinued operations of the Leasing Business includes all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business had been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries, Mitcham Canada, ULC (“MCL”), Mitcham Europe Ltd. (“MEL”), and our branch in Colombia.
Our products and equipment are utilized in a variety of geographic regions throughout the world, which are described under “Customers, Sales, Backlog and Marketing.”
Marine Technology Products Business –
Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers”, and the BuoyLink™ RGPS (“relative global positioning system”) tracking system, which is used to provide precise positioning of seismic sources and streamers. In March 2018, Seamap introduced the SeaLink™ product line of marine sensors and solid streamer systems. Applications for these technologies include marine seismic surveys related to energy exploration, as well as other resources, ocean bottom surveys and various research activities. Defense related applications have been a minor part of this business historically; however, we believe our hydrophone and solid streamer technologies are well suited to defense and maritime security applications.
Klein primarily designs, manufactures and sells advanced side scan sonar systems for the oceanographic, hydrographic, defense and maritime security industries on a world-wide basis. Klein’s family of sonar products are used in a variety of applications including hydrographic surveys, naval mine counter measure operations, search and recovery operations, ocean bottom profiling and other underwater object detection operations.
Seamap and Klein have overlapping customer bases in some cases and it is not uncommon for a marine survey vessel to be equipped with products from both Seamap and Klein. We expect that in the future we will have opportunities to package products from Seamap and Klein in response to requests from customers.

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
Discontinued Operations –
Our lease pool of land seismic equipment consisted of many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment.
Historically, we leased our equipment on a short-term basis, generally for two to six months, to seismic contractors who needed equipment for a particular seismic survey. Short-term leasing agreements enabled our customers to achieve operating and capital investment efficiencies. A typical seismic crew uses a wide variety of equipment to perform seismic data acquisition surveys. Our customers may have leased a small amount of equipment to expand an existing crew’s capabilities or a complete seismic data acquisition system to equip an entire crew. Our equipment lease rates varied according to an item’s expected useful life, utilization, acquisition cost and the term of the lease.
As activity in the seismic equipment market declined over the past several years, we reduced our lease pool of equipment by limiting purchases of additional equipment and by selling equipment that we have deemed to be excess. We are actively pursuing the sale of our remaining lease pool equipment. Proceeds from any such sales will be reinvested and redeployed in our Marine Technology business.
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
The acoustic sensors, or hydrophones, and streamer systems used in seismic applications can also be utilized in developing passive and active sonar systems. Such technology has wide application in maritime security and defense applications, such as anti-submarine warfare.
Side Scan Sonar Technology
A side scan sonar (sound navigation and ranging) system is a specialized system used for detecting and identifying objects underwater by transmitting sound energy to the right and left of the host vehicle and processing the return signals (echoes) that have bounced off the seafloor or other objects into two dimensional, photo like, images of the ocean bottom. Basic side scan sonar systems do not provide depth information nor do they penetrate the seafloor bottom. However, side scan sonar models are available that incorporate bathymetry elements (the study of underwater depth of lake or ocean floors). These systems provide bathymetric (depth) information that is co-registered with side scan data. Sub-seafloor bottom profiling can also be used in concert with side scan sonar technology to look below the seabed into the stratum layers.
Users of side scan sonar technology include governmental and military organizations, port and harbor authorities, fire and police departments, offshore oil and gas operators and contractors, universities and scientific organizations, mining companies, marine survey companies and marine salvage operators. Applications that utilize side scan sonar technology include the following:
•preplanned shipping route surveys;
•mine counter measures and mine-like object detection;
•environmental assessments;
•hydrographic surveys;
•waterside security;
•dredging operations;
•pipeline and cable surveys;
•bridge scour monitoring;
•search and recovery;
•underwater construction surveys;

•pipeline and cable route surveys;
•marine research;
•archaeology surveys;
•marine life and habitat monitoring;
•mining surveys;
•treasure hunting; and
•marine salvage operations.
Business and Operations
Marine Technology Products Business –
Through our Marine Technology Products business, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, defense and maritime security industries. We have developed certain of our technology. We have acquired other technology through the purchase of businesses or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.
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
Klein is a supplier of side scan sonar equipment and systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.
Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam side scan sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep-water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous surface vehicles. During fiscal year ended January 31, 2020 (“fiscal 2020”) we introduced the MA-XTM technology and in the first quarter of the fiscal 2021 introduced the Micro Max, or “µMaxTM”. We believe MA-XTM is revolutionary technology. Traditional side scan sonar imaging creates a nadir gap in the center of the image.  This gap in data requires overlapping survey lines which leads to significant additional survey time to achieve 100% coverage.  For the operators of autonomous underwater vehicles (“AUV”), this translates into extended mission duration. Traditional “gap-filler” solutions tend to be expensive or of low image quality.  A cost-effective gap-filler solution has long been sought by the industry. The µMax has reduced size and power requirements and is targeted at the AUV market.
During fiscal 2021 we entered into an agreement with a major European defense contractor for the joint development and marketing of synthetic aperture sonar (“SAS”) systems. SAS is a form of sonar in which sophisticated post-processing of sonar data is used in ways closely analogous to synthetic aperture radar. In many applications and conditions, SAS can provide superior images and results as compared to traditional side scan sonar.
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
Customers, Sales, Backlog and Marketing
As of January 31, 2021, we had three customers that exceeded 10% of consolidated accounts receivable. During our fiscal year ended 2020, no customer exceeded 10% of consolidated accounts receivable. The loss of any one of our largest customers or a sustained decrease in demand by any of theses customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”
As of January 31, 2021, our Marine Technology Products business had a backlog of orders amounting to approximately $14.2 million, compared to $8.9 million as of January 31, 2020. We expect the backlog of orders as of January 31, 2021 to be fulfilled during the fiscal year ending January 31, 2022 (“fiscal 2022”).
We analyze our backlog, which we define as orders we consider to be firm based on the receipt of a purchase order or other documentation from the customer, to evaluate operations and future revenue potential. As backlog is not a defined accounting term, our computation of backlog may not be comparable with that of our peers. In addition, project cancellations and scope adjustments may occur from time to time. For example, certain contracts are terminable at the discretion of our customers, with or without cause. These types of backlog reductions could adversely affect our revenue and results of operations. Our backlog for the period beyond the next twelve months may be subject to variation from the prior year as existing contracts are completed, delayed or renewed or new contracts are awarded, delayed or canceled. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.
We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services and we advertise in major trade journals.
A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2021	2020
United States	$3,687	$3,920
Europe(1)	8,005	14,975
Canada	1,267	3,519
Latin America(2)	—	262
Asia/South Pacific	6,523	5,377
Eurasia(3)	507	290
Other(4)	1,226	1,576
Total Non-United States	17,528	25,999
Total	$21,215	$29,919

(1)Includes the United Kingdom
(2)Includes South America and Mexico
(3)Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)
(4)Includes Africa and The Middle East

The net book value of our property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2021	2020
United States	$3,133	$3,379
Europe(1)	87	78
Singapore	480	773
Malaysia	1,051	1,189
Total Non-United States	1,618	2,040
Total	$4,751	$5,419

(1)Includes the United Kingdom
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
Discontinued Operations –
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
Suppliers
We obtain parts, components and services from a number of suppliers to our manufacturing operation. These suppliers are located in various geographic locations. Certain materials utilized in the construction of our solid streamer products are currently obtained from a sole source. We have not experienced supply disruptions from this source, but are exploring various options to expand supply sources.
For additional information regarding the risk associated with our suppliers, see Item 1A - “Risk Factors.”
Employees
As of January 31, 2021, we employed approximately 204 people on a full-time basis, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.
Intellectual Property
The products designed, manufactured and sold by our Marine Technology Products business utilize significant intellectual property that we have developed, purchased or have licensed from others. Our internally developed intellectual property consists of product designs, trade secrets and patent applications. We have acquired certain United States and foreign patents related to energy source controllers, hydrophone and other technologies. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink and Sealink product lines, as well as other products. We believe the pertinent patents to have a valid term through at least 2028. We have pending patent applications related to our MA-XTM technology.
For additional information regarding the risks associated with our intellectual property, see Item 1A-”Risk Factors.”
Governmental Environmental Regulation
We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to worker safety and health; the handling, storage, transportation and disposal of hazardous materials, chemicals and other materials used in our manufacturing processes or otherwise generated from our operations; or otherwise relating to the protection of the environment and natural resources. Compliance with these laws and regulations in the United States at the federal, state and local levels may, among other things, require the acquisition of permits to conduct regulated activities; impose specific safety and health criteria addressing worker protection; result in capital expenditures to limit or prevent emissions, discharges and other releases; obligate us to use more stringent precautions for disposal of certain wastes; require reporting of the types and quantities of various substances stored, processed, transported, generated, or released in connection with our operations; or obligate us to incur substantial costs to remediate releases of chemicals or materials to the environment. Foreign countries in which we conduct operations may also have analogous controls that regulate our environmental and worker safety and health-related activities, which controls may impose additional, or more stringent requirements. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of restrictions, delays, or cancellations in the permitting or performance of projects, and the issuance of injunctive relief in affected areas. We may be subject to strict, joint and several liability as well as natural resource damages resulting from spills or releases of chemicals or other regulated materials and wastes at our facilities or at offsite locations. For example, the Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the

Superfund law, and comparable state laws, impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed, transported or arranged for the disposal or transport of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Materials we use in the ordinary course of our operations, such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by spills or releases that may affect them. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination, the costs of which could be significant.
Contracts with governmental organizations, including the United States Government, have not been the source of a majority of our revenues in the past. However, we anticipate such sources becoming a more significant portion of our business in the future. Governmental regulations, procurement procedures and budgetary factors could have a material impact on our future results of operations.
The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any such new laws and regulations, changes in such existing laws and regulations, reinterpretation of such legal requirements, or increased governmental enforcement that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. Furthermore, the adoption of laws or implementing regulations with regard to hydraulic fracturing or climate-change that have the effect of lowering the demand for carbon-based fuels or decreasing the performance of oil or natural gas exploration or production activities by energy companies could reduce demand for certain of our products and, as a result, have a material adverse effect on our business. For example, in one of the first acts of his presidency, U.S. President Biden signed an executive order to rejoin the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and creating a “carbon-neutral” world by 2050. The Biden administration has also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector climate neutral by 2035. New regulations aiming to curb carbon emissions or to establish carbon pricing could be promulgated to implement these goals and initiatives. Moreover, the implementation of new or more restrictive regulatory initiatives in response to significant spills by oil and natural gas operators, such as occurred following the Deepwater Horizon incident in 2010, may restrict, delay or decrease the pace of exploration or production activities, whether in the United States or in foreign countries, which may result in a similar decrease in demand for our products and have a material adverse effect on our business.
We are also subject to federal, state, local and foreign worker safety and health laws and regulations, such as the Occupational Safety and Health Act, and emergency planning and response laws and regulations, such as the Emergency Planning and Community Right-to-Know Act, as well as comparable state statutes and any implementing regulations. These laws and regulations obligate us to organize and/or disclose information about certain chemicals and materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. Historically, our environmental worker safety and health compliance costs have not had a material adverse effect on our results of operations; however there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations. For additional information regarding the risk associated with environmental matters, see Item 1A - “Risk Factors.”
Available Information
Our internet address is https://www.mind-technology.com. We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, with the Securities and Exchange Commission (the “SEC”), which are available free of charge through our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The SEC also maintains an internet website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file and furnish electronically with the SEC.
We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Information on our website is not incorporated by reference into this Form 10-K or incorporated into any of our other filings with the SEC and you should not consider information on our website as part of this Form 10-K or any of our other filings with the SEC.
Item 1A. Risk Factors
The risks described below could materially and adversely affect our business, financial condition, results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us, that we currently consider immaterial or that are not specific to us, such as general economic conditions. Furthermore, the COVID-19 pandemic (the “global pandemic”) may amplify many of the risks discussed below to which we are subject and, given the unpredictable, unprecedented and fluid nature of the pandemic, it may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not currently consider to present significant risk.

You should refer to the explanation of the qualifications and limitations on forward-looking statements included under “Cautionary Statements About Forward-Looking Statements” of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.
Risk Related to Our Financial Condition
The Company’s ability to continue as a going concern could impact our ability to obtain capital financing and adversely affect the price of our common stock.
The Company has a history of operating losses and has had negative cash from operating activities in the last two years. In addition, the global pandemic has created significant additional uncertainty and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. After considering various factors, Management believes that the Company will continue to meet its obligations as the arise over the next 12 months. (See Note 4 of Notes to Consolidated Financial Statements.
Risk Related to the Operation of Our Business
A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.
We typically sell equipment to a relatively small number of customers, the composition of which changes from year to year as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2021and 2020, our single largest customer accounted for approximately 15% and 12%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 47% of our consolidated revenues in fiscal 2021. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The demand for our government-related services is generally driven by the level of government program funding. The state of the economy, competing political priorities, public funds and the timing of payment of these funds may influence the amount and timing of spending by our customers who are government agencies. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
The financial soundness of our customers could materially affect our business and operating results.
If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues, such as volatility in price of oil or other hydrocarbons or a worldwide pandemic, such as COVID-19, could exacerbate financial difficulties for our customers. Any inability of customers to pay us for product and services could adversely affect our financial condition and results of operations.
As of January 31, 2021, we had approximately $5.7 million of gross customer accounts receivable, of which approximately $1.1 million was over 180 days past due. Our allowance for doubtful accounts of $948,000 is substantially related to accounts that are over 180 days past due. For fiscal 2021, we had net charges to our provision for doubtful accounts of approximately $659,000 and $470,000 related to continuing operations and discontinued operations, respectively. For fiscal 2020 we had net charges to our provision for doubtful accounts of approximately zero and $2.0 million related to continuing and discontinued operations, respectively. Significant payment defaults by our customers in excess of our allowance for doubtful accounts would have a material adverse effect on our financial position and results of operations.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.
We conduct continuing operations on a global scale. Our international continuing operations include locations in Malaysia, the United Kingdom and Singapore. For fiscal 2021 and 2020, approximately 83% and 87%, respectively, of our revenues were attributable to customers in foreign countries.
Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:

•government instability, which can cause investment in capital projects by our potential clients to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;
•potential expropriation, seizure, nationalization or detention of assets;
•difficulty in repatriating foreign currency received in excess of local currency requirements;

•fluctuations in foreign currency;
•import/export quotas and evolving export license requirements;
•civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;
•availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;
•decrees, laws, regulations, interpretation and court decisions under legal systems, which are not always fully developed, and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs;
•terrorist attacks, including kidnappings of our personnel or those of our customers;
•political and economic uncertainties in certain countries which cause delays or cancellation of projects;
•the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, tariffs, trade restrictions, or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;
•environmental conditions and regulatory controls or initiatives in some countries that may impose additional or more stringent requirements than found in the United States and which may not be consistently applied or enforced; and
•regulations, laws or emergency measures taken or imposed by the United States or foreign state and local governments and municipalities in response to emergency or crisis situations, including natural disasters or pandemics, such as COVID-19, which could have an adverse effect on our business, our customers or our operations.
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
Some of our products are subject to export control regulations, including the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) and the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are also subject to foreign assets control and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), which restrict or prohibit our ability to transact with certain foreign countries, individuals and entities. Under these regulations, the sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the BIS or DDTC. Some potential international transactions may also be restricted or prohibited based on the location, nationality or identity of the potential end user, customer or other parties to the transaction or may require prior authorization in the form of an OFAC license. Any delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in criminal and/or civil penalties, including fines, imprisonment, denial of export privileges and debarment from contracting with the federal government. These international transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments.
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
We operate on a global scale and while the majority of our foreign revenues are contracted in U.S. dollars, locally sourced items and expenditures are predominately transacted in local currency. These costs are subject to the risk of taxation policies, expropriation, political turmoil, civil disturbances, armed hostilities, and other geopolitical hazards as well as foreign currency exchange controls (in which payment may not be made in U.S. dollars) and fluctuations.

United Kingdom’s withdrawal from the European Union (“Brexit”), including the subsequent exchange rate fluctuations and political and economic uncertainties, may have a negative effect on global economic conditions, financial markets and our business.
On January 31, 2020, the United Kingdom withdrew from the European Union. The United Kingdom entered into a new trade agreement with the European Union on December 24, 2020. Despite the December 2020 trade agreement, many potential effects of Brexit remain unclear and pose significant uncertainties in global financial markets and adversely impact the regions in which we and our clients operate. For example, our Seamap facility in the United Kingdom could be subject to higher costs and delays, which could cause disruptions in our delivery schedules to our customers. In the long term, Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers are subject and lead to divergent national laws and regulations as the United Kingdom government determines which European Union laws to modify or replace. There remains substantial uncertainty surrounding the ultimate effect of Brexit and outcomes could disrupt the markets we serve and the tax jurisdictions in which we operate. Continued adverse consequences, such as deterioration in economic conditions and volatility in currency exchange rates, and the uncertainty surrounding Brexit could have a negative impact on our financial position and results of operations.
We are subject to risks associated with intellectual property.
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
Although we believe that we have appropriate procedures and safeguards to help ensure that we do not violate a third party’s intellectual property rights, we may unknowingly and inadvertently take action that is inconsistent with a third party’s intellectual property rights. Consequently, we may be subject to litigation and may be required to defend against claimed infringements of the rights of third parties or to determine the scope and validity of the proprietary rights of third parties. Any such litigation could be time consuming, costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could, among other things:
•result in the loss of our proprietary rights to use the technology;
•subject us to significant liabilities;
•require us to seek licenses from third parties;
•require us to redesign the products that use the technology; and
•prevent us from manufacturing or selling our products that incorporate the technology.
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
The production of new products with high technology content involves occasional problems while the technology and manufacturing methods mature. If significant reliability or quality problems develop, including those due to faulty components, a number of negative effects on our business could result, including:
•costs associated with reworking the manufacturing processes;
•high service and warranty expenses;
•high inventory obsolescence expense;
•high levels of product returns;
•delays in collecting accounts receivable;
•reduced orders from existing customers; and
•declining interest from potential customers.

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
Our business exposes us to various technological risks, including the following:
•technology obsolescence;
•required capital expenditures on new technology;
•dependence upon continued growth of the market for marine seismic data equipment; and
•difficulties inherent in forecasting advancements in technologies.
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
A global shortage of key components, such as semiconductors, can disrupt production.
If there is a shortage of a key component and the component cannot be easily sourced from a different supplier, the shortage could disrupt our production activities. Wafers are a key component in the production of semiconductors. Wafers have a long production lead time, sometimes up to 30 weeks, which further elevates the shortage. Various factors, including increased demand for consumer electronics, shutdowns due to COVID-19 and long lead times for wafer production, are contributing to the shortage of semiconductors. A shortage of key components such as semiconductors may cause a significant disruption to our production activities, which could have a substantial adverse effect on its financial condition or results of operations.

We rely on a small number of suppliers and disruption in vendor supplies could adversely affect our results of operations.
We purchase many of the components used in our manufacturing from a small number of suppliers. Should our relationships with our suppliers deteriorate, we may have difficulty in obtaining new technology required by our customers and maintaining our existing equipment in accordance with manufacturers’ specifications. In addition, we may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet delivery schedules or other contractual commitments. Also, our suppliers could experience significant cash flow issues or otherwise be negatively impacted by current or future global economic conditions. Please read risk factor “We face risks related to health epidemics and other outbreaks, including the recent spread of COVID-19 or novel coronavirus, or fear of such an event” below for a discussion of recent disruptions relating to the recent global pandemic. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key products and increases in product costs and reduced control over delivery schedules; any of these events could adversely affect our future results of operations.
We rely on contractors and subcontractors for certain projects, which could affect our results of operations and reputation.
We may rely on contractors and subcontractors to complete certain projects. The quality and timing of production and services by our contractors and subcontractors is not totally under our control. Reliance on contractors and subcontractors gives us less control over a project and exposes us to significant risks, including late delivery, substandard quality and high costs. In addition, we may be jointly and severally liable for a contractor or subcontractor’s actions or contract performance. The failure of our contractors or subcontractors to deliver quality products or services in a timely manner could adversely affect our profitability and reputation.
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
We face significant competition for our products and services.
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
Projects awarded to and scheduled by our customers can be delayed or canceled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:
•inclement weather conditions, natural disasters or pandemics, including the recent global pandemic;
•difficulties in obtaining permits and licenses;
•labor or political unrest;
•delays in obtaining access rights;
•availability of required equipment;
•security concerns;
•budgetary or financial issues;
•macroeconomic and industry conditions; and
•delays in payments to our customers from their clients.
Capital requirements for our business strategy can be large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage or execute our strategy.
We have historically funded our capital requirements with cash generated from operations, cash reserves, issuance of preferred and common stock and proceeds from the sale of assets. Our capital requirements may continue to increase. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile. Furthermore, due to the historically cyclical nature of the energy business in general, and the seismic industry in particular, capital for businesses in this industry can be even more difficult and expensive to obtain.
On May 5, 2020, the Company, and its wholly owned subsidiary, Klein (collectively, the “Borrowers”), were granted loans (the “Loans” or “PPP Loans”) from Bank of America, N.A. in the aggregate amount of approximately $1.6 million, pursuant to the Small Business Association's Paycheck Protection Program (the “PPP”), a component of the Coronavirus Aid, Relief, and Economic Security Act which was enacted on March 27, 2020. Under the terms of the PPP, funds from the Loans may only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loan may be forgiven if the funds are used to pay qualifying expenses. In January 2021, we received confirmation that 100% of the PPP Loan granted to the Company had been forgiven and in February 2021 we received confirmation that 100% of the PPP Loan granted to Klein had been forgiven. See Note 13 - “Notes Payable” to our condensed consolidated financial statements for additional details.
Through January 31, 2021, we have issued 1,038,232 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share, with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). As of January 31, 2021, under our Amended and Restated Articles of Incorporation, we had 2,000,000 shares of preferred stock authorized. We cannot predict the availability, size or price of any future issuances of preferred or common stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities. Any additional issuances of preferred or common stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company.
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
From time to time, we may require access to working capital to meet overhead costs and operational expenditures, finance inventory purchases, to provide letters of credit or bankers’ guarantees to certain customers. For the past several years we have not had a credit facility in place, and have used cash generated from our operations, sale of lease pool equipment and sale of our Series A preferred stock to meet our working capital needs. There is no assurance that we will be able to negotiate a credit facility or continue to meet working capital needs with cash generated from our operations, sale of lease pool equipment or sale of our Series A preferred stock or common stock. Many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities, which f limits our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities or maintain and appropriate level of working capital to meet our overhead costs and operational expenditures. Further, our failure to meet our projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints that could limit our ability to meet the day-to-day needs of our business. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, or seek additional capital, which may not be available on terms acceptable to us, or at all. Our inability to generate or access working capital could have a material adverse effect on our operations and financial condition.
Our long-lived assets may be subject to impairment.
We periodically assess our long-lived assets and other intangible assets for impairment. If the future cash flows anticipated to be generated from these assets falls below net book value, we may be required to write down the value of our long-lived assets. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. In fiscal 2021 and 2020 we recognized impairment charges of approximately $2.5 million and $760,000, respectively, related to certain intangible assets. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Long-Lived Assets.”
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
We could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions or the seizure of assets. We could face other third party claims by agents, stockholders, debt holders, or other interest holders or constituents of our company. Further, disclosure of the subject matter of any investigation could adversely affect our reputation and our ability to obtain new business from potential customers or retain existing business from our current customers, to attract and retain employees and to access the capital markets. Our customers in relevant jurisdictions could seek to impose penalties or take other actions adverse to our interests, and we may be required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations.
We are subject to a variety of environmental and worker safety and health laws and regulations that could increase our costs of compliance and impose significant liabilities.
We are subject to stringent governmental laws and regulations both in the United States and in foreign countries relating to worker safety and health, protection of the environment and natural resources, and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. For additional information regarding costs and liabilities associated with environmental or worker safety and health matters, see Item 1 - “Regulation - Governmental and Environmental Regulation.” Compliance with or continuing to be subject to these applicable laws and regulations could have a material adverse effect on our business, financial condition or results of operations. In addition, increased environmental regulation of oil and gas exploration and production activities, whether in the United States or in any of the other countries in which our customers operate could cause them to incur increased costs or restrict, delay or cancel drilling, exploration or production programs or associated hydraulic fracturing activities, which in turn could result in reduced demand for our products and services and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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
In the United States, the U.S. Congress and the U.S. Environmental Protection Agency (“EPA”), in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, permitting, and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the U.S. Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from certain new or significantly modified facilities emitting large volumes of GHGs together with other criteria pollutants. In addition, the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. In 2016, the EPA finalized new regulations that set emission standards for methane and other volatile organic compounds for new and modified oil and natural gas production and natural gas processing and transmission facilities, known as New Source Performance Standards (“NSPS”) Subpart OOOOa. Although EPA subsequently withdrew these requirements for certain sectors of the oil and gas industry, and the ultimate scope of these rules is uncertain due to ongoing court challenges of the rules and any potential changes to the rules by U.S. President Biden’s Administration, the bulk of NSPS Subpart OOOOa is currently in effect. Also, many of the other countries where we and our customers operate, including Canada and various countries in Europe, have adopted or are considering GHG reduction measures similar to those described above. Such measures, or any similar future proposals, have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the products and services we provide. Although it is not possible at this time to predict how legislation or new regulations or other initiatives that may be adopted to address GHG emissions would impact our business, any such future laws, regulations or other legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from oil and gas exploration and production activities could have an adverse effect on the demand for our products and services.
In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could increase operational costs and make it more difficult for companies, including our current and potential customers, to secure funding for exploration and production activities and, thus, reduce demand for our products and services.
Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, hurricanes, floods, drought and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a substantial major share of global energy use through 2030, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.
The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for our industry. Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.
Joe Biden's victory in the U.S. presidential election, as well as a closely divided Congress, may create regulatory uncertainty in our industry. During his first weeks in office, President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change and control the release of methane. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect the operations of our customers and the demand for our products. While management believes our international footprint helps minimize the impact of any regional or country-specific impact, such actions could increase our operating costs, which could materially harm our business, financial condition and results of operations.
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
Since the outbreak of the global pandemic and continuing through the beginning of fiscal 2022, we have allowed our employees to work from home according to shelter in place rules put forth by their local governments. As a result, we may have increased cybersecurity and data security risks, due to increased use of home Wi-Fi networks and virtual private networks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned that cybercriminals will take advantage of the disruption and uncertainty created by the global pandemic in their cyberattacks. While we continue to implement information technology controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.
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
Any future acquisitions could present a number of risks, including but not limited to:
•incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;
•unknown liabilities or other unforeseen obligations of any company we may acquire, which may not be identified in the course of or due diligence;
•failure to integrate the operations or management of any acquired operations or assets successfully and timely;
•diversion of management’s attention from existing operations or other priorities;
•increased competition for acquisition opportunities, in turn increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions; and

•our inability to secure sufficient financing, on terms we find acceptable, that may be required for any such acquisition or investment.
In addition, we may not be able to identify suitable acquisition or strategic investment opportunities. We may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that we do not complete), and we may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively affect and cause significant volatility in our financial results.
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

We have initiated, and may in the future initiate, strategic initiatives in order to focus and expand our product offerings. The initiatives we have initiated include (i) the development of side-scan sonar systems specifically for unmanned vehicles, including integration of our MA-XTM technology; (ii) the development of SAS sonar systems in cooperation with a major European defense contractor; (iii) the application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare; and (iv) disposition of our Leasing Business. There can be no assurance that we will realize the anticipated benefits of such initiatives or that any of the strategic initiatives will ultimately have a material impact on our financial position or results of operations. The pursuit of the strategic initiatives presents a number of risks, including but not limited to, the length of development, increased competition, the diversion of management’s attention from existing operations or other priorities, the unavailability of equipment, budget limitations and the ability to sell our lease pool equipment on favorable terms, if at all, all of which could adversely affect our financial condition and results of operations.
Risks Related to the Global Pandemic
We face risks related to health epidemics and other outbreaks, including the recent spread of COVID-19 or novel coronavirus, or fear of such an event.
Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by the global pandemic. The global pandemic has impacted countries and communities where we have facilities and employees, as well as those where our suppliers and customers have operations. We are continuing to monitor the situation and take the steps deemed necessary to mitigate risks to us, our employees, business associates and communities.
We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17, 2020 and April 7, 2020, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020. Both facilities continue to operate at essentially full capacity. However, the ability of management to travel between Singapore and Malaysia continues to be restricted.
Our other facilities have been allowed to operate, although at reduced efficiencies as certain employees have worked remotely. Furthermore, travel restrictions resulting from the global pandemic have impacted our ability to visit customers, conduct product demonstrations and visit our various operating locations. These disruptions have had, and we expect they will continue to have, a negative effect on our business; however, the duration and magnitude of these disruptions are uncertain. We cannot predict whether there will be additional closures at any of our facilities, or other interruptions or impact to our business activities from the spread of global pandemic. Furthermore, our reliance on third-party suppliers, contract manufacturers, and service providers exposes us to possibility of further delay or interruption of our operations. We are unable to accurately predict the continuing impact that the global pandemic will have on our business due to various uncertainties, including the severity and transmission rate of the virus and any new variants of the virus, the extent and effectiveness of containment actions, the long-term efficacy of COVID-19 vaccines and actions that may be taken by governmental authorities in the countries and communities where we, our suppliers, or our customers have operations the impact of these and other factors on our employees, suppliers and customers.
Furthermore, the global pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and impact our financial condition and results of operations even after the pandemic is fully contained. For example, if a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. We continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.
If there are extended or additional facility closures, or other interruptions to our business, including as a result of impact on third-party suppliers, contract manufacturers and service providers, related to the global pandemic, such disruptions could have a material adverse impact on our liquidity, financial condition, and results of operations.

Risk Related to Our Common Stock
Our stock price is subject to volatility.
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
In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•operating results that vary from the expectations of securities analysts and investors;
•the operating and securities price performance of companies that investors or analysts consider comparable to us;
•announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

To the extent that the price of our common stock remains at lower levels or it declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. In addition, increases in our leverage may make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans
We may not be able to maintain our listing on the NASDAQ Global Select Market (“NASDAQ”), which could have a material adverse effect on us and our stockholders.
The standards for continued listing on NASDAQ include, among other things, that the minimum bid price for the listed securities not fall below $1.00 for a period in excess of thirty consecutive business days. During the months of March, April, and May of 2020 our common stock periodically traded at levels below $1.00 per share, but never for thirty consecutive days. Subsequently, the price recovered from those levels. However, if the closing bid price of our common stock were to fail to meet NASDAQ’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock. The delisting of our common stock from NASDAQ could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
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
As of January 31, 2021, 1,038,232 shares of the Series A Preferred Stock were outstanding, with a liquidation preference of $25.00 per share. The Company has 2,000,000 shares of preferred stock authorized. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Series A Preferred Stock has a liquidation preference senior to that of our common stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our common stock. The issuance of these securities could dilute or negatively affect the value of our common stock.
Provisions in our Amended and Restated Certificate of Incorporation and Delaware law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.
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
As of January 31, 2020, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020. During fiscal 2021 management implemented certain remediation procedures and as of January 31, 2021, management has determined that such controls are effective.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We occupy the following principal facilities, which we believe are adequately utilized for our continuing operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased
Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned
The Woodlands, Texas	Office	3,500	Leased
Singapore	Office and warehouse	35,000	Leased
Shepton Mallet, United Kingdom	Office and warehouse	16,600	Leased
Iskandar Puteri, Johor, Malaysia	Office and warehouse	76,700	Leased
Salem, New Hampshire	Office and warehouse	57,900 (on 23.6 acres)	Owned
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
Our common stock is traded on NASDAQ under the symbol “MIND.” As of April 13, 2021, there were approximately 3,500 beneficial holders of our common stock.
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
As of April 13, 2021, there were 1,038,232 shares of Series A Preferred Stock outstanding with a liquidation preference of $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $577,000. However, in response to unexpected demands on our liquidity, we could suspend the quarterly dividend on the Series A Preferred Stock.
As of January 31, 2021, we had deposits in foreign banks equal to approximately $2.8 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2021.

Item 6. Selected Financial Data
Not required under Item 301 of Regulation S-K, for smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

Historically, we have operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of fiscal 2021, our Board determined to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the Leasing Business operations are presented as discontinued operations. See Note 2 - “Assets Held for Sale and Discontinued Operations” to our condensed consolidated financial statements for more details.

Revenue from the Marine Technology Products business includes sales of Seamap equipment and sales of Klein equipment. This business operates from locations near Bristol, United Kingdom; Salem, New Hampshire; Huntsville, Texas; Johor, Malaysia and in Singapore. During February 2019, the Company completed the sale of its Australian operations in Brisbane, Australia. See Note 23 - “Sale of Subsidiaries” to our condensed consolidated financial statements for additional details.
The discontinued operations of the Equipment Leasing business includes all land leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business has been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries MCL, MEL and our branch in Colombia.
Management believes that the performance of our Marine Technology Products business is indicated by revenues from sales of products and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information of our continuing operations:

	Year Ended January 31,
	2021	2020
	(in thousands)
Revenues:
Sale of marine technology products	$21,215	$29,919
Total revenues	$21,215	$29,919
Cost of sales:
Sale of marine technology products	$13,906	$16,965
Total cost of sales	$13,906	$16,965
Gross profit	$7,309	$12,954
Operating expenses:
Selling, general and administrative	$12,648	$14,140
Research and development	$3,003	$1,850
Provision for doubtful accounts	$659	$—
Impairment of intangible assets	$2,531	$760
Depreciation and amortization	$2,796	$2,494
Total operating expenses	$21,637	$19,244
Operating loss	$(14,328)	$(6,290)

	Year Ended January 31,
	2021	2020
	(in thousands)
Reconciliation of Net loss from continuing operations to EBITDA and Adjusted EBITDA
Net loss from continuing operations	$(14,002)	$(6,543)
Depreciation and amortization	2,796	2,823
Provision for income taxes	536	353
EBITDA from continuing operations (1)	(10,670)	(3,367)
Non-cash foreign exchange losses	110	86
Stock-based compensation	708	854
Impairment of intangible assets	2,531	760
Adjusted EBITDA from continuing operations (1)	$(7,321)	$(1,667)
Reconciliation of Net Cash Used In Operating Activities to EBITDA
Net cash used in operating activities	$(6,360)	$(5,817)
PPP loan forgiveness	757	—
Stock-based compensation	(708)	(854)
Provision for doubtful accounts	(659)	—
Provision for inventory obsolescence	(132)	(298)
Changes in accounts receivable (current and long-term)	(3,077)	3,066
Interest paid	40	63
Taxes paid, net of refunds	336	498
Loss on sale of subsidiaries	357	—
Changes in inventory	(998)	3,306
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,223	(307)
Impairment of intangible assets	(2,531)	(760)
Changes in prepaid expenses and other current and long-term assets	(154)	601
Foreign exchange gains, net	—	(313)
Other	1,236	(2,552)
EBITDA from continuing operations (1)	$(10,670)	$(3,367)
___________________________________________________________
(1)EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, stock-based compensation, impairment of intangible assets, other non-cash tax related items and non-cash costs of lease pool equipment sales. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
Within our Marine Technology Products business, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) SeaLink marine sensors and solid streamer systems

(collectively, the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world.
Our discontinued operations consist primarily of leasing seismic data acquisition equipment primarily to seismic data acquisition companies conducting land surveys worldwide. Historically, we provided short-term leasing, typically for a term of less than one year, of seismic equipment to meet a customer’s requirements. From time to time, we sold lease pool equipment. These sales were transacted when we had equipment for which we did not have near term needs in our leasing business or which was otherwise considered excess. Additionally, when equipment that had been leased to a customer was lost or destroyed, the customer was charged for such equipment at amounts specified in the underlying lease agreement.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Item 1A- “Risk Factors.”
Business Outlook
The global pandemic created significant uncertainty in the global economy, which we believe had an adverse effect on the Company’s business, financial position, results of operations and liquidity. We believe the resulting uncertainty caused many customers to delay purchasing decisions. Furthermore, travel restrictions limited our ability to interact with customers and to demonstrate our products. Similar restrictions, we believe, caused delays in certain governmental evaluation programs involving our technology. Recently we have seen indications of improving activity and the relaxation of pandemic related restrictions in some areas. However, the time frame for which disruptions related to the pandemic will continue is uncertain, as is the magnitude of any adverse impacts. We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17 and April 7, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020.

Our other facilities have been allowed to operate, although at reduced efficiencies in some cases as certain employees have worked remotely from time to time. Furthermore, travel restrictions resulting from the global pandemic have impacted our ability to visit customers, conduct product demonstrations and visit our various operating locations. These disruptions have had, and we expect they will continue to have, a negative effect on our business; however, the duration and magnitude of these disruptions are uncertain. Management believes that the negative impact is subsiding, but there can be no assurance of that.

Additionally, oil prices declined sharply during the first quarter of fiscal 2021 in response to the economic effects of the global pandemic and the announcement of Saudi Arabia’s abandonment of output restraints. While oil prices have recovered a significant portion of the first quarter decline over the past six months, continuing uncertainty could have an adverse effect on our customers in the energy industry which could cause them to cancel or delay projects and orders with us or impair their ability to make payments to us. However, to date we have had no significant orders cancelled and continue to respond to inquiries from customers in all market segments, including energy related. Many of our marine customers have recently indicated increases in backlog, which we believe is a positive indication of a recovery in fiscal 2022 and beyond. The general economic environment concerning the energy industry could also impact our ability to realize value from our discontinued operations.

In the fourth quarter of fiscal 2021 we began to experience an increase in orders and inquiries for marine exploration applications, particularly for our source controller products. Our GunLink seismic source controllers have certain capabilities that we believe are unique and that increasingly certain of these capabilities are required of operators of seismic exploration vessels. Based on this, and on discussions with current and potential customers, we believe demand for our GunLink source controllers will continue, although there can be no assurance of this. Furthermore, subsequent to January 31, 2021 we entered into an indefinite quantity, indefinite delivery supply agreement with a major international marine seismic contractor. While we have not yet received firm order related to this agreement, we do expect the arrangement to result in additional sales of our source controller products.

In recent months, we have continued to experience significant inquiries and bid activity for our other marine technology products and have conducted a number of demonstrations for various customers, including the U.S. Navy. However, we believe many customers have delayed purchase commitments due to the uncertainty in the global economy. Accordingly, we have not experienced the number of firm orders that we would have normally expected from the current level of inquiries and bid activity. As of January 31, 2021, our backlog of firm orders for our Marine Technology Products business was approximately $14.2 million, as compared to approximately $8.9 million as of January 31, 2020. We expect essentially all of these orders to be completed within fiscal 2022 and therefore expect revenues from continuing operation in fiscal 2022 to exceed those of fiscal 2021. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Going forward we intend to address three primary markets in our Marine Technology Products business -
•Marine Survey;
•Marine Exploration; and
•Maritime Defense.
Specific applications within those markets include sea-floor survey, search and recovery, mineral and geophysical exploration, mine counter measures and anti-submarine warfare. We have existing technology and products that meet needs across all these markets such as -
•Side-scan sonar;
•Bathymetry systems;
•Acoustic arrays, such as SeaLink; and
•Marine seismic equipment, such as GunLink and BuoyLink.
We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In fiscal 2020, we introduced new sonar technology that we refer to as “MA-XTM”. We believe this to be revolutionary sonar technology that will significantly expand the opportunities available to us. We have received and delivered orders related to this new technology and continue to respond to orders and inquiries related to this technology, including some for military related applications. While the MA-XTM technology has not had a material impact on our results of operations to date, we believe this technology will result in significant new opportunities for us. Also, in fiscal 2020, we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-XTM related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this, and similar opportunities could have a material impact on our operations. During fiscal 2021 we introduced technology based on MA-XTM specifically focused on the rapidly growing autonomous vehicle market and entered into an agreement with a major European defense contractor for the joint offering of synthetic aperture sonar (“SAS”). We believe that each of these initiatives can significantly expand our serviceable market. Also during fiscal 2021, we began development of passive sonar arrays based on our SeaLink technology. We believe this technology is well suited for maritime security applications such as anti-submarine warfare, particularly in application involving unmanned vessels.
We are also pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the majority of our revenues have been from commercial customers; however, we expect the proportion of revenue related to military or governmental customers will increase in the future.
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
•Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications.
In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:
•Development of side-scan sonar and other sensor systems specifically for unmanned vehicles, including integration of our MA-XTM technology;
•Development of SAS sonar systems in cooperation with a major European defense contractor; and
•Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

In response to the effects of the global pandemic and the current economic environment we took steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures. Should the effects of the pandemic and low commodity prices continue, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

During fiscal 2021, the Company received a Singapore government grant pursuant to its Job Support Scheme. The primary objective of the Job Support Scheme is to assist companies in retaining local employees during the global pandemic. Similar to the Singapore government grant our operations in the United Kingdom were also recipients of the government backed Job Retention Scheme. Proceeds from the Job Support Scheme and the Job Retention Scheme were approximately $372,000 and $119,000, respectively. Future benefit from these government job schemes will be dependent on availability and our ability to qualify for the assistance and we cannot be certain future benefits will be obtained.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.
Results of Continuing Operations
For fiscal 2021 and 2020, we recorded operating losses of approximately $14.3 million and $6.3 million, respectively. The increased operating loss in fiscal 2021 from fiscal 2020 was a result of lower revenue and gross profit from our continued operations, primarily attributable to the global pandemic, which caused many potential customers to reassess expenditures. In addition, we believe disruptions in global energy markets early in fiscal 2021, exacerbated these effects for certain of our customers.

Marine Technology Products
Revenues and cost of sales for our Marine Technology Products business were as follows:

	Year Ended January 31,
	2021	2020
	($ in thousands)
Revenues:
Seamap	$17,104	$22,393
Klein	4,387	7,472
SAP	—	101
Intra-segment sales	(276)	(47)
	21,215	29,919
Cost of sales:
Seamap	10,211	11,372
Klein	3,971	5,545
SAP	—	95
Intra-segment sales	(276)	(47)
	13,906	16,965
Gross profit	$7,309	$12,954
Gross profit margin	34%	43%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. We believe the decline in Seamap revenues is due, in large part, to temporary delays and disruptions caused by the global pandemic, including the temporary shutdown of our production facilities, and the disruptions in global energy markets early in the year. The gross profit and gross profit margins generated by sales of Seamap products were approximately $6.9 million and 40% during fiscal 2021 and approximately $11.0 million and 49% in fiscal 2020. The decrease in gross profit margins between the periods is due primarily to reduced manufacturing activity, which resulted in lower absorption of fixed overhead costs during fiscal 2021.
Revenue from the sale of Klein products was approximately $4.4 million during fiscal 2021 versus approximately $7.5 million in the prior year period. We believe the decline in revenue is primarily due to the effects of the global pandemic as discussed above. Gross profit was approximately $416,000 and $1.9 million, with gross profit margins of 9% and 26%, during fiscal 2021 and 2020, respectively. The decline in year over year gross profit margin is due mainly to lower absorption of overhead costs as a result of lower manufacturing activity, as well as higher product testing and sustaining engineering activity during fiscal 2021.
Operating Expenses
Selling, general and administrative expenses for fiscal 2021 amounted to approximately $12.6 million, compared to approximately $14.1 million in 2020, respectively. The decrease in operating expenses during fiscal 2021 was the result of cost control measures and the effect of reduced travel, entertainment and convention related expenses due mainly to travel and other restrictions implemented globally in response to the global pandemic.

Research and development costs increased in fiscal 2021 as compared to fiscal 2020 due to incremental product development activity, including that related to our MA-XTM, µMA-XTM and our other strategic product initiatives, including senor systems designed for uncrewed vessels, SAS and passive sonar array systems.
In fiscal 2021, we recorded a provision for doubtful accounts of approximately $659,000 related to continuing operations. The provision in continuing operations was recorded in response to revaluation of bonds received during the period in exchange for an outstanding accounts receivable account. Due to the deteriorating financial position of the issuer, it was determined that the value of the bonds had been impaired. At January 31, 2021, and 2020, we had trade accounts and note receivables over 180 days past due of approximately $1.1 million and $1.3 million, respectively. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2021, and 2020, our allowance for doubtful accounts receivable amounted to approximately $948,000 and $2.4 million, respectively.
Depreciation and amortization relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The increase in depreciation and amortization expense in fiscal 2021 is due primarily to asset additions in our new Malaysia facility at the end of fiscal 2020.
We periodically evaluate the recoverability of our intangible assets, including tradename. In the first quarter of fiscal 2021 due to the uncertain economic environment and declines in the trading prices of the Company’s equity securities, we determined that our remaining goodwill had been impaired, resulting in a charge of approximately $2.5 million. Subsequent to that, the price of the Company’s equity securities recovered substantially and no further impairments of intangible assets were deemed necessary. In fiscal 2020, our evaluation gave an indication of impairment due to recent financial results and the inherent uncertainty in projections of future results, we determined to record an impairment charge of approximately $760,000, representing the full value of the tradename intangible asset related to Klein.
Other Income and Expense
Included in other expense in fiscal 2021 is approximately $757,000 related to forgiveness of the PPP Loan granted to the Company. Subsequent to January 31, 2021, the PPP Loan granted to Klein was also forgiven.
Provision for Income Taxes
Our provision for income taxes for continuing operations for fiscal 2021 was approximately $536,000. This amount differed from the result expected when applying the U.S. statutory rate of 21% to our loss before income taxes due primarily to the impact of valuation allowances against the increase in our deferred tax assets, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the global pandemic. The CARES Act did not have a material impact on the Company’s fiscal 2021 provision for income taxes.
In fiscal 2020, our provision for income taxes for continuing operations was approximately $353,000. This amount differed from the expected income tax benefit at the U.S. statutory rate of 21% due primarily valuation allowances against the increase in our deferred tax assets, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.
Internal Controls
As of January 31, 2021, the Company’s executive officers determined that the Company’s internal control over financial reporting was operating effectively.
As of January 31, 2020, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020. We evaluated our controls related to accounting estimates and identified changes to our existing controls and additional controls which were implemented during fiscal 2021 in an effort to strengthen our control environment. These actions have remediated this deficiency in internal control, but we can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Results of Discontinued Operations
Revenues and cost of sales from discontinued operations were comprised of the following:

	Year Ended January 31,
	2021	2020
Revenues:
Equipment leasing	3,526	10,877
Lease pool equipment sales	2,010	1,333
Other equipment sales	211	546
	5,747	12,756
Cost of sales:
Direct costs-equipment leasing	2,018	3,943
Lease pool depreciation	1,698	4,630
Cost of lease pool equipment sales	684	147
Cost of other equipment sales	137	369
	4,537	9,089
Gross profit (loss)	1,210	3,667
Operating expenses:
Selling, general and administrative	4,589	5,576
Provision for doubtful accounts	470	2,000
Depreciation and amortization	132	176
Total operating expenses	5,191	7,752
Operating loss	(3,981)	(4,085)
Other income (expenses)	201	(134)
Loss on disposal (including $2,745 of cumulative translation loss)	(1,859)	—
Loss before income taxes	(5,639)	(4,219)
Provision for income taxes	(665)	(525)
Net loss	(6,304)	(4,744)

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
Revenue from discontinued operations during fiscal 2021 decreased approximately 55% to $5.7 million compared to $12.8 million for fiscal 2020. We believe the reduction in revenue is due to lower Equipment Leasing activity, primarily as a result of the global pandemic, and the decision to exit the Leasing Business as discussed above.
Direct costs related to The Leasing Business dropped to approximately $4.5 million for fiscal year 2021 from approximately $9.1 million reported in the same period for 2020. The year over year reduction in direct costs is commensurate with the decline in revenue. Lease pool depreciation in fiscal 2021 decreased to approximately $1.7 million from $4.6 million in fiscal 2020 as we are no longer recording lease pool depreciation on discontinued operations.
Selling, general and administrative costs related to the Leasing Business amounted to approximately $4.6 million, compared to $5.6 during the same period for 2020. The decrease was due primarily to lower compensation and other administrative expenses resulting from headcount reductions and the decline in business activity, partially offset by accrued severance and other costs related to the decision to exit the Leasing Business.
In fiscal 2021, we recorded a provision for doubtful accounts of approximately $470,000 in discontinued operations. Following the decision to exit the Leasing Business we determined that the loss of operating leverage would further impair the collectability of certain outstanding balances. In fiscal 2020 we recorded a provision for doubtful accounts of approximately $2.0 million related to discontinued operations. The significant provision recorded in fiscal 2020 was due to a revaluation of the collectability of our accounts receivable prompted by the detrimental impact of the global pandemic and the decline in world oil prices subsequent to January 31, 2020. Under the circumstances, we deemed it more likely than not that certain of our customers would encounter financial difficulties and potentially be unable to fully satisfy their financial obligations to us.
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

Subsequent to July 31, 2020, sales of lease pool equipment totaling approximately $1.5 million have been reflected as a reduction in the carrying value of assets held for sale, with no gain or loss recognized from these transactions.
Our provision for income taxes from our discontinued operations for the twelve months ended January 31, 2021 was approximately $665,000 on a loss before income taxes of approximately $5.6 million. Our provision varies from the expected provision based on the U.S. statutory rate due primarily to the effect of foreign withholding taxes, and because we have recorded valuation allowances against the increase in our deferred tax assets in the respective periods.
Liquidity and Capital Resources
As discussed above, the global pandemic and recent volatility in oil prices has created significant uncertainty in the global economy which could have an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to the pandemic will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts have begun to subside but there can be no assurance of that.
The Company has a history of operating losses, has had negative cash from operating activities in each of the last two years and has relied on cash from the sale of preferred stock pursuant to its first at the market (the “1st ATM”) offering program. Through January 31, 2020, we had issued 994,046 shares of our Series A Preferred Stock, representing 100% of the Series A Preferred Stock available for sale under the 1st ATM program. However, the Company’s cash balance as of January 31, 2021 is approximately $1.6 million higher than the balance at January 31, 2020. Furthermore, the Company has established a second at the market (the “2nd ATM”) offering program with authorization to sell up to 5.0 million shares of common stock and 500,000 shares of preferred stock.
In addition to the positive factors noted above, management believes there are additional factors and actions available to the Company to address liquidity concerns, including the following:
•The Company has no funded debt, excluding the PPP Loan granted to Klein which has been completely forgiven in February 2021, or other outstanding obligations, outside of normal trade obligations.
•The Company has no obligations or agreements containing “maintenance type” financial covenants.
•The Company has working capital of approximately $19.0 million as of January 31, 2021, including cash of approximately $4.6 million.
•Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.
•The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has terminated or furloughed certain employees and contractors.
•Despite the temporary suspension of operations in Malaysia and Singapore early in fiscal 2021, operations continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. However, there can be no assurance that there will not be further suspensions in the future.
•The Company has a backlog of orders of approximately $14.2 million as of January 31, 2021, which is an increase of approximately 60% from the amount at January 31, 2020. Production for certain of these orders was in process and included in inventory as of January 31, 2021, thereby reducing the liquidity needed to complete the orders.
•The Company has been successful in selling certain assets held for sale and expects to generate further liquidity from such transactions in fiscal 2022.
•The Company has declared and paid the quarterly dividend on its Series A Preferred Stock for each quarter in fiscal 2021, but such quarterly dividends could be suspended in the future.
•Despite the challenging economic environment in the year ended January 31, 2021, the Company was successful expanding its authorized capital stock (See Note 20 - Corporate Restructuring) and raising approximately $4.6 million in new capital through the sale of common and preferred stock pursuant to the 2nd ATM offering program. Management expects to be able to raise further capital through the 2nd ATM program should the need arise.
•Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.

Our principal sources of liquidity and capital over the past two fiscal years have been proceeds from issuances of preferred stock and from the sale of lease pool equipment.
Under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock and 40,000,000 shares of Common Stock authorized which we believe provides capacity for subsequent issues of Common Stock or preferred stock.
The Series A Preferred Stock has been issued in a June 2016 public offering, as consideration to Mitsubishi Heavy Industries, Ltd (“MHI”), and in the 1st and 2nd ATM offering programs. The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through January 31, 2021, we have issued 1,038,232 shares of our Series A Preferred Stock.
During the twelve months ended January 31, 2021, under the 2nd ATM program, the Company sold (i) 1,584,556 shares of Common Stock, resulting in net proceeds to the Company of approximately $3.6 million, after deducting underwriting discounts and offering costs and (ii) 44,186 shares of Series A Preferred Stock, resulting in net proceeds to the Company of approximately $1.0 million.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Year Ended January 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(6,360)	$(5,817)
Net cash provided by (used in) investing activities	3,207	(2,088)
Net cash provided by financing activities	4,514	1,749
Effect of changes in foreign exchange rates on cash and cash equivalents	16	(159)
Net increase (decrease) in cash and cash equivalents	$1,377	$(6,315)
As of January 31, 2021, we had working capital of approximately $19 million and cash and cash equivalents of approximately $4.6 million, as compared to working capital of approximately $22.2 million and cash and cash equivalents of approximately $3.2 million at January 31, 2020. Our working capital decreased during fiscal 2021 compared to fiscal 2020 due primarily to a decrease in accounts receivable and inventory.
Cash Used In Operating Activities. Cash used in operating activities amounted to approximately $6.4 million in fiscal 2021 compared to approximately $5.8 million in fiscal 2020. In fiscal 2021, the primary sources of cash used in operating activities was our net loss of $20.3 million, net of non-cash charges, including depreciation and amortization charges totaling approximately $5.2 million. The net change in other current assets and liabilities decreased net cash used in operating activities for fiscal 2021 by approximately $4.3 million.
Cash Flows From Investing Activities. In fiscal 2020, we acquired approximately 3.0 million, of new lease pool equipment. Cash proceeds received from the sale of lease pool equipment were approximately $2.0 million and $1.7 million in fiscal 2021 and 2020, respectively. Subsequent to the decision to exit the land leasing business as of July 31, 2020, proceeds from the sale of assets held for sale were approximately $1.5 million.
Cash Flows From Financing Activities. We had in place the 1st ATM offering program related to the Series A Preferred Stock which was concluded in the fourth quarter of fiscal 2020. In September 2020, we launched the 2nd ATM offering program to sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of $0.01 par value common stock (the “Common Stock”) of the Company. We received net proceeds from the sale of our Series A Preferred Stock during fiscal 2021 and 2020 of approximately $1.0 million and $3.8 million, respectively. During fiscal 2021 we received net proceeds, after deducting underwriting discounts and offering costs, of approximately $3.6 million from the sale of our Common Stock, pursuant to the 2nd ATM offering program. In fiscal 2021 and 2020 we paid cash dividends of approximately $1.7 million and $2.1 million, respectively, related to the Series A Preferred Stock.
As of January 31, 2021, we have no funded debt, other than the PPP Loan granted to Klein that was forgiven in February, 2021 and no obligations containing restrictive financial covenants.
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
We have determined that, due to the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries is not deemed indefinitely reinvested outside of the United States as of January 31, 2021. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.
As of January 31, 2021, we had deposits in foreign banks equal to approximately $2.8 million all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.
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
Revenue Recognition
•Marine Technology Product Sales – We recognize revenue and cost of goods sold from sales of marine technology products upon agreement of terms and completion of our performance obligations, which is typically when delivery has occurred, and barring any question as to collectability.
•Long-term project revenue – From time to time we enter into contracts whereby they assemble and/or manufacture and sell certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of three to twelve months. Revenue and costs related to these contracts are recognized “over time”, as each separately identified performance obligation is satisfied.
•Service agreements – In some cases we provide ongoing support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts ratably over the term of the contract. In some cases, we may provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, we may provide support services for up to 12 months at no additional charge. We believe any amounts attributable to these support obligations are immaterial.
•Leases – We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pay shipping and handling costs directly to the shipping agents. Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details).
Allowance for Doubtful Accounts
We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. We recorded an allowance for doubtful accounts of approximately $0.7 million and zero related to continuing operations in fiscal 2021 and 2020, respectively, and $0.5 million and $2.0 million related to discontinued operations in fiscal 2021 and 2020, respectively.
Goodwill and Other Intangible Assets
As of January 31, 2021, all intangible assets, including goodwill, relate to our Marine Technology Products business, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB Accounting Standards Codification Topic (ASC) 350, we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. In the first quarter of fiscal 2021, due to the impact of the global pandemic, significant uncertainty regarding near-term or long-term projections, and a significant drop in the value of the Company’s common stock, we performed qualitative analysis that indicated full impairment of our remaining goodwill. As a result, we recorded an impairment charge against the remaining $2.5 million of goodwill recorded in our Seamap reporting unit. Therefore, as of January 31, 2021, we no longer have a net carrying value of goodwill recorded on our books and will no longer perform or make future disclosures with respect to testing for goodwill impairment.
As of January 31, 2021 and 2020 we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was not more than its fair value. As a result, no further further charge for impairment was recorded in fiscal 2021 and no charge was recorded in fiscal 2020 related to the Seamap reporting unit
As of January 31, 2021, we performed an assessment of qualitative factors and concluded that a quantitative assessment was required to determine if it was more likely than not that the carrying value of the Klein reporting unit exceeded fair value. We therefore conducted a quantitative assessment which indicated it was more likely than not that the carrying did not exceed the fair market value. As a result, no charge for impairment was recorded for fiscal 2021 related to the Klein reporting unit.
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
The weight we give to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

•projected taxable income in future years;
•our history of taxable income within a particular jurisdiction;
•any history of deferred tax assets expiring prior to without realization;
•whether the carry forward period is so brief that it would limit realization of tax benefits;
•other limitations on the utilization of tax benefits;
•future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;
•our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and
•tax planning strategies that will create additional taxable income.
In determining the valuation allowance to be recorded, we considered the following positive indicators:

•our history of taxable income in certain jurisdictions;
•the cyclical nature of the energy industry in general and the seismic industry in particular;
•specific tax planning strategies that will produce additional taxable income;
•the carryover periods for certain tax benefits. In particular, the loss carryover period in the United States is 20 years for tax years beginning before December 31, 2017 and indefinite for losses incurred in tax years beginning after December 31, 2017. Also, pursuant to the CARES Act the utilization of losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021, is no longer limited to 80% of taxable income;
•the carryover period for U.S. foreign tax credit carryforwards is 10 years;
•no U.S. tax benefits are expected to expire prior to 2021;
•we do not have a history of net operating losses expiring without being utilized; and
•our existing customer relationships.
We also considered the following negative indicators:

•our recent losses within certain jurisdictions, including the United States, Malaysia, Hungary, Canada and the United Kingdom, specifically cumulative losses over a three year period in these jurisdictions;
•the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

Based on our evaluation of the evidence, as of January 31, 2021 we have provided the following approximate valuation allowances against deferred tax assets of continuing operations in various jurisdictions (in thousands):

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
United States(1)	$18,612	$(18,612)	$—
United Kingdom	632	(632)	$—
Malaysia	553	(553)	$—

(1)includes federal and state deferred tax assets
The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2033, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we would need to generate taxable income of approximately $86.3 million.
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
Significant Accounting and Disclosure Changes
See Note 3 - “New Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required under Item 305 Regulation S-K for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
The information required by this Item appears beginning on page F-1 and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2021 at the reasonable assurance level.
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
As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, during which we identified a material weakness in internal control involving the Company’s review controls over significant estimates. The Company failed to detect an error related to our provision for doubtful accounts identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2020.
Remediation Plan for the Material Weakness in Internal Control over Financial Reporting
During fiscal 2021, management implemented our previously disclosed remediation plan that included:
•Reinforcing the importance of proper significant estimates through policy statements, regular communication and in periodic reviews and meetings with managers and staff;
•Establishing policies and procedures to ensure the accumulation of relevant, sufficient, and reliable data on which to base significant estimates;
•Ensuring adequate review and approval of the significant estimates by appropriate levels of authority, including the source of relevant factors, development of assumptions and the reasonableness of assumptions and resulting estimates;
•Performing comparison of prior significant estimates with subsequent results to assess the reliability of the process used to develop significant estimates; and
•Consideration by management of whether the resulting significant estimate is consistent with the operational plans of the entity.
As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2021, our internal control over financial reporting was effective based on those criteria. As a result we have concluded the material weakness has been remediated as of January 30, 2021.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there was no change in our system of internal control over financial reporting during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2021.
We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics represents the code of ethics applicable to our principal executive officers, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website, https://www.mind-technology.com, and a copy will be mailed without charge, upon written request, to MIND Technology, Inc., 2002 Timberloch Place, Suite 400, The Woodlands, Texas, 77380, Attention: Robert P. Capps. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website, at https://www.mind-technology.com promptly following the date of the amendment or waiver.
Item 11. Executive Compensation
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2021.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2021.
Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)List of Documents Filed
(i)Financial Statements
The financial statements filed as part of this Form 10-K are listed in “Index to Consolidated Financial Statements” on page F-l.

(ii)Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts.

(iii)Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)Exhibits
The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
1.1	Equity Distribution Agreement, dated as of September 25, 2020, by and between MIND Technology, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	1.1
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.		3.3
3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4
3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5
3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	3.1
3.5	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1
3.6	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020	001-13490	3.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1
4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2
4.3†	Description of Description of Securities
10.1*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A
10.2*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	000-25142	Appendix A
10.3*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Form S-8 filed with the SEC on September 5, 2019.	333-233635	4.5
10.4*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10.5*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10.6*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10.7*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10.8*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10.9*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10.10*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.11*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10.12*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10.13*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10.14†*	Summary of Non-Employee Director Compensation
10.15	Employment Agreement between the Company and Robert P. Capps, dated September 11, 2017.	Incorporated by reference to Mitcham Industries, Inc.'s Current Report on Form 8-K, filed with the SEC on September 15, 2017.	001-13490	10.1
10.16	Employment Agreement between the Company and Guy M. Malden, dated September 11, 2017.	Incorporated by reference to Mitcham Industries, Inc.'s Current Report on Form 8-K, filed with the SEC on September 15, 2017.	001-13490	10.2
10.17	Employment Agreement between the Company and Dennis P. Morris, dated April 21, 2020.	Incorporated by reference to Mitcham Industries, Inc.'s Current Report on Form 8-K, filed with the SEC on April 24, 2020.	001-13490	10.1
10.18	Amendment No. 1 to Guy M. Malden's Employment Agreement (dated June 19, 2020)	Incorporated by reference to Mitcham Industries, Inc.'s Form 8-K, filed with the SEC on June 25, 2020.	001-13490	10.1
10.19	Amended and Restated Equity Distribution Agreement, dated as of September 25, 2020, by and between MIND Technology, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2020.	001-13490	1.1
21.1†	Subsidiaries of MIND Technology, Inc.
23.1†	Consent of Moss Adams LLP
31.1†	Certification of Guy Malden., Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Robert P. Capps, Co-Chief Executive Officer and Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Guy Malden., Co-Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Robert P. Capps, Co-Chief Executive Officer, and Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2021.

MIND TECHNOLOGY, INC.

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

Signature	Title/Capacity	Date
/s/ GUY MALDEN	Co-Chief Executive Officer, Executive Vice President – Marine Systems (Co-Principal Executive Officer)	April 16, 2021
Guy Malden

/s/ ROBERT P. CAPPS	Co-Chief Executive Officer, Executive Vice President – Finance, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial Officer)	April 16, 2021

Robert P. Capps

/s/ MARK A. COX	Vice President of Finance and Accounting (Principal Accounting Officer)	April 16, 2021
Mark A. Cox

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 16, 2021
Peter H. Blum

/s/ THOMAS S. GLANVILLE	Director	April 16, 2021
Thomas S. Glanville

/s/ ROBERT J. ALBERS	Director	April 16, 2021
Robert J. Albers

/s/ MARCUS ROWLAND	Director	April 16, 2021
Marcus Rowland

/s/ WILLIAM H. HILARIDES	Director	April 16, 2021
William H. Hilarides

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
MIND Technology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MIND Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Doubtful Accounts
As described in Note 1 to the consolidated financial statements, the Company’s allowance for doubtful accounts reflects management’s estimate of the amounts that will not be collected, based on the age of the receivable, payment history of the customer, general industry conditions, general financial condition of the customer, and any financial or operational leverage the Company may have in a particular situation. The evaluation of these factors requires that management make significant judgments regarding these factors, which may significantly impact the estimated reserve. The allowance for doubtful accounts for continuing operations was $948,345 and for discontinued operations was $827,940 as of January 31, 2021.
We identified the allowance for doubtful accounts as a critical audit matter as auditing management’s determination of qualitative factors, including probability and range of loss, involved a high degree of auditor judgment given the highly subjective nature of management’s judgement.

The primary procedures we performed to address this critical audit matter included:

•    Obtaining an understanding and evaluating the design of controls over the Company’s allowance for doubtful accounts review process.
•    Obtaining an understanding of management’s process and methodology used to develop the estimate of allowance for doubtful accounts.
•    Evaluating the reasonableness of qualitative factor judgments assessed by management and their correlation to potential losses.
•    Evaluating collections subsequent to the balance sheet date in assessing the reasonableness of management’s estimate.

•    Performing a retrospective review of the allowance comparing current year write-offs and reserves to amounts estimated in the prior year.

Inventory Reserves - Seamap

The Company's inventories totaled $11,453,000 net of inventory reserves of $1,363,000, as of January 31, 2021. Included in these amounts related to Seamap were $9,034,700, net of inventory reserves of $1,150,602. As explained in Note 1 to the consolidated financial statements, the Company assesses the value of all inventories including raw materials, work-in-process, and finished goods in each reporting period. Obsolete inventory is written down to its estimated market value if those amounts are determined to be less than cost.

Auditing management's estimates for obsolete and excess inventory involved subjective auditor judgement because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control.

The primary procedures we performed to address this critical audit matter included:

•    Evaluating the significant assumptions and the accuracy and completeness of the underlying data management used to value obsolete inventory.
•    Performing inquiries of the Company’s management and obtaining documentation to evaluate the Company’s estimate.
•    Performing procedures to compare recent sales transactions or market data to cost of inventories to assess that the carrying value of inventories was the lower of cost or net realizable value.

Liquidity and Going Concern

As described in note 4, the financial statements are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has a history of losses and has had negative cash flows from operating activities in the last two years. The Company may not have access to sources of capital that were available in prior periods. In addition, the COVID-19 pandemic and the decline in oil prices during fiscal 2021 caused a disruption to the Company’s business and delays in some orders. Currently management’s forecasts and related assumptions support their assertion that they have the ability to meet their obligations as they become due through the management of expenditures and, if necessary, accessing additional funding from the at-the-market program or other equity financing. Should there be constraints on the ability to access capital under the at-the-market program or other equity financing, the Company has asserted that it can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining that it is probable that the Company’s plans will be effectively implemented included the revenue growth and gross margin assumptions underlying its forecast of operating cash flows, its ability to reduce other operating expenditures if required, its ability to access funding from the at-the-market program or other equity financing, and its ability to sell its remaining leasepool equipment and collect on its outstanding notes receivable balances. This required a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting management’s liquidity and going concern conclusions.

The primary procedures we performed to address this critical audit matter included:

•    Evaluating the probability that the Company will be able to access funding from the at-the-market program by assessing the terms of the program and the Company’s history of using the program.
•    Evaluating the probability that the Company will be able to sell its remaining leasepool equipment.
•    Evaluating the probability that the Company will be able to collect the remaining amounts due from outstanding notes receivable.
•    Assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusion reached by management.

/s/ Moss Adams LLP

Houston, Texas
April 16, 2021

We have served as the Company’s auditor since 2017.

MIND TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,611	$3,090
Restricted cash	—	144
Accounts receivable, net of allowance for doubtful accounts of $948 and $2,378 at January 31, 2021 and 2020, respectively	4,747	6,623
Inventories, net	11,453	12,656
Prepaid expenses and other current assets	1,659	1,987
Assets held for sale	4,321	14,913
Total current assets	26,791	39,413
Property and equipment, net	4,751	5,419
Operating lease right-of-use assets	1,471	2,300
Intangible assets, net	6,750	8,136
Goodwill	—	2,531
Other assets	—	429
Total assets	$39,763	$58,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,704	$1,767
Deferred revenue	208	731
Accrued expenses and other current liabilities	2,912	1,565
Income taxes payable	562	316
Operating lease liabilities - current	1,008	1,339
Liabilities held for sale	1,442	2,730
Total current liabilities	7,836	8,448
Operating lease liabilities - non-current	463	961
Notes payable	850	—
Other non-current liabilities	—	967
Deferred tax liability	198	200
Total liabilities	9,347	10,576
Commitments and contingencies (Notes 10,17, and 21)
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,038 and 994 shares issued and outstanding at January 31, 2021, and 2020, respectively	23,104	22,104
Common stock $0.01 par value; 40,000 shares authorized; 15,681 and 14,049 shares issued at January 31, 2021 and 2020, respectively	157	141
Additional paid-in capital	128,241	123,964
Treasury stock, at cost (1,929 shares at January 31, 2021 and 2020)	(16,860)	(16,860)
Accumulated deficit	(99,870)	(77,310)
Accumulated other comprehensive loss	(4,356)	(4,387)
Total stockholders’ equity	30,416	47,652
Total liabilities and stockholders’ equity	$39,763	$58,228
The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended January 31,
	2021	2020
Revenues:
Sale of marine technology products	$21,215	$29,919
Total revenues	21,215	29,919
Cost of sales:
Sale of marine technology products	13,906	16,965
Total cost of sales	13,906	16,965
Gross profit	7,309	12,954
Operating expenses:
Selling, general and administrative	12,648	14,140
Research and development	3,003	1,850
Provision for doubtful accounts	659	—
Impairment of intangible assets	2,531	760
Depreciation and amortization	2,796	2,494
Total operating expenses	21,637	19,244
Operating loss	(14,328)	(6,290)
Other income:
Other income, net	862	100
Total other income	862	100
Loss from continuing operations before income taxes	(13,466)	(6,190)
Provision for income taxes	(536)	(353)
Loss from continuing operations	(14,002)	(6,543)
Loss from discontinued operations, net of income taxes	(6,304)	(4,744)
Net loss	$(20,306)	$(11,287)
Preferred stock dividends	(2,254)	(2,050)
Net loss attributable to common stockholders	$(22,560)	$(13,337)
Net loss per common share - Basic
Continuing operations	$(1.30)	$(0.71)
Discontinued operations	$(0.50)	$(0.39)
Net loss	$(1.80)	$(1.10)
Net loss per common share - Diluted
Continuing operations	$(1.30)	$(0.71)
Discontinued operations	$(0.50)	$(0.39)
Net loss	$(1.80)	$(1.10)
Shares used in computing loss per common share:
Basic	12,519	12,143
Diluted	12,519	12,143
The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2021	2020
Net loss attributable to common stockholders	$(22,560)	$(13,337)
Other changes in cumulative translation adjustment	31	(343)
Comprehensive loss	$(22,529)	$(13,680)
The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended January 31, 2020 and 2021
	Common Stock		Preferred Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock			Total
Balances, January 31, 2019	14,049	140	830	18,330	123,085	(16,860)	(63,973)	(4,044)	56,678
Net loss	—	—			—	—	(11,287)	—	(11,287)
Foreign currency translation	—	—	—	—	—	—	—	(343)	(343)
Equity compensation	9	1	—	—	25	—	—	—	26
Restricted stock issued	39	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	164	3,774	—	—	—	—	3,774
Preferred stock dividends	—	—	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	—	—	854	—	—	—	854
Balances, January 31, 2020	14,097	$141	994	22,104	$123,964	$(16,860)	$(77,310)	$(4,387)	$47,652
Net loss	—	—	—	—	—	—	(20,306)	—	(20,306)
Foreign currency translation	—	—	—	—	—	—	—	31	31
Equity Compensation	—	—	—	—	—	—	—	—	—
Restricted stock issued	—	—	—	—	—	—	—	—	—
Preferred stock offering	—	—	44	1,000	—	—	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,254)	—	(2,254)
Common stock offerings	1,584	16	—	—	3,569	—	—	—	3,585
Purchase of common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	708	—	—	—	708
Balances, January 31, 2021	15,681	$157	1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,306)	$(11,287)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(757)	—
Depreciation and amortization	4,627	7,768
Stock-based compensation	708	854
Impairment of intangible assets	2,531	760
Loss on disposal of discontinued operations	1,859	—
Provision for doubtful accounts, net of charge offs	1,129	2,000
Provision for inventory obsolescence	321	298
Gross profit from sale of lease pool equipment	(1,326)	(1,197)
Gross profit from sale of other equipment	(357)	—
Deferred tax expense	32	503
Non-current prepaid tax	—	50
Changes in:
Accounts receivable	4,632	(1,723)
Unbilled revenue	72	(327)
Inventories	1,178	(2,810)
Income taxes receivable and payable	767	—
Accounts payable, accrued expenses and other current liabilities	(2,510)	(178)
Prepaid expenses and other current and long-term assets	581	(506)
Deferred revenue	459	(335)
Foreign exchange losses net of gains	—	313
Net cash used in operating activities	(6,360)	(5,817)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	(110)	(2,955)
Purchase of technology	(366)	—
Purchases of property and equipment	(90)	(1,036)
Sale of used lease pool equipment	2,010	1,664
Sale of assets held for sale	1,506	—
Sale of business, net of cash sold	257	239
Net cash provided by (used in) investing activities	3,207	(2,088)
Cash flows from financing activities:
Net proceeds from preferred stock offering	1,000	3,773
Net proceeds from common stock offering	3,584	—
Preferred stock dividends	(1,677)	(2,050)
Proceeds from PPP loans	1,607	—
Proceeds from exercise of stock options	—	26
Net cash provided by financing activities	4,514	1,749
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	16	(159)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,377	(6,315)
Cash, cash equivalents and restricted cash, beginning of period	3,234	9,549
Cash, cash equivalents and restricted cash, end of period	$4,611	$3,234
The accompanying notes are an integral part of these consolidated financial statements.

MIND Technology, Inc.
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware. Concurrent with the reincorporation the name of the Company was changed to MIND Technology, Inc. and the number of shares of common stock and preferred stock authorized for issuance was increased. See Note 20 – Corporate Restructuring.
The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide. Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details). All intercompany transactions and balances have been eliminated in consolidation. During February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. (“SAP”) (see Note 23 - “Sale of Subsidiary” for additional details related to this transaction).
Revenue Recognition of Marine Technology Product Sales—Revenues and cost of sales from the sale of marine technology products are recognized upon acceptance of terms and completion of our performance obligations, which is typically when delivery has occurred, barring any question as to collectability.
Revenue Recognition of Long-term Projects—From time to time the Company enters into contracts whereby certain marine equipment is assembled or manufactured and sold, primarily to governmental entities. Performance under these contracts generally occurs over a period of three to twelve months. Revenue and costs related to these contracts are recognized “over time”, as each separately identified performance obligation is satisfied.
Revenue Recognition of Service Agreements—In some cases the Company provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. The Company may also provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for fiscal years ended 2021 and 2020 were not material and as a result are not presented separately in the financial statements.
Revenue Recognition of Leasing Arrangements—The Company leases various types of seismic equipment to seismic data acquisition companies. All leases at January 31, 2021 and 2020 are for one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenues are recognized as incurred. Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details).
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
Inventories—Inventories are stated at the lower of cost or market. An allowance for obsolescence is maintained to reduce the carrying value of any materials or parts that may become obsolete. Inventories are periodically monitored to ensure that the allowance for obsolescence covers any obsolete items.

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
Intangible Assets—Intangible assets are carried at cost, net of accumulated amortization. Amortization is computed on the straight-line method (for customer relationships, the straight-line method is not materially different from other methods that estimate run off of the underlying customer base) over the estimated life of the asset. Proprietary rights, developed technology and amortizable tradenames are amortized over a 10 to 15-year period. Customer relationships are amortized over an eight-year period. Patents are amortized over an eight to ten-year period.
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
Product Warranties—Seamap provide its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. Klein also provides its customers with similar warranties against defects in material and workmanship for an approximate twelve months period subsequent to delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For the fiscal years ended January 31, 2021 and 2020, warranty expense was not material.
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
The weight given to the potential effect of positive and negative evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion, or all, of the deferred tax asset. The more significant types of evidence considered include the following:
•projected taxable income in future years;
•our history of taxable income within a particular jurisdiction;
•any history of deferred tax assets expiring prior realization;
•whether the carry forward period is so brief that it would limit realization of tax benefits;
•other limitations on the utilization of tax benefits;
•future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;
•our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and
•tax planning strategies that will create additional taxable income.
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

Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company offers to its customers on occasion and the limited financial wherewithal of certain of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make substantial judgments regarding the valuation allowance on deferred tax assets and with respect to quantitative analysis prepared in conjunction with impairment analysis related to goodwill and other intangible assets.
Fair Value of Financial Instruments—The Company’s financial instruments consist of accounts and contracts receivable and accounts payable.
The Financial Accounting Standards Board (“FASB”) has issued guidance on the definition of fair value, the framework for using fair value to measure assets hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:
•Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current and contractual prices for the underlying instruments, as well as other relevant economic measures.
•Level 3: Defined as pricing inputs that are unobservable form objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
The Company measures the fair values of goodwill, intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value intangibles and other long-lived assets as of January 31, 2021. See Notes 10 and 11 to our consolidated financial statements.
Foreign Currency Translation—All balance sheet accounts of the Canadian resident subsidiary for fiscal 2021 and 2020, and for the United Kingdom resident subsidiaries for fiscal 2020, have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within stockholders’ equity.
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
Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding common stock warrants. For the fiscal years ended January 31, 2021 and 2020, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Year Ended January 31,
	2021	2020
	(in thousands)
Stock options	48	79
Restricted stock	17	3
Total dilutive shares	65	82
For the fiscal years ended January 31, 2021 and 2020, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2. Assets Held for Sale and Discontinued Operations
On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and it's results of operations are reported as discontinued operations as of January 31, 2021 and for all comparative periods presented in these condensed consolidated financial statements. The Company anticipates selling the discontinued operations within twelve months from July 27, 2020 in multiple transactions, which may involve the sale of legal entities or assets.
The assets reported as held for sale consist of the following:

	As of January 31,
	2021	2020
Current assets of discontinued operations:
Accounts receivable, net	1,668	5,699
Inventories, net	352	605
Prepaid expenses and other current assets	150	227
Seismic equipment lease pool and property and equipment, net	2,151	8,382
Total assets of discontinued operations	$4,321	$14,913

The liabilities reported as held for sale consist of the following:

	As of January 31,
	2021	2020
Current liabilities of discontinued operations:
Accounts payable	$59	$884
Deferred revenue	73	34
Accrued expenses and other current liabilities	831	1,886
Income taxes payable	479	(74)
Total liabilities of discontinued operations	$1,442	$2,730

The results of operations from discontinued operations for the twelve months ended January 31, 2021 and 2020, consist of the following:

	Twelve Months Ended January 31,
	2021	2020
Revenues:
Revenue from discontinued operations	$5,747	$12,756
Cost of sales:
Cost of discontinued operations	4,537	9,089
Operating expenses:
Selling, general and administrative	4,589	5,576
Provision for doubtful accounts	470	2,000
Depreciation and amortization	132	176
Total operating expenses	5,191	7,752
Operating loss	(3,981)	(4,085)
Other income (expenses)	201	(134)
Loss on disposal (including $2,745 of cumulative translation loss)	(1,859)	—
Loss before income taxes	(5,639)	(4,219)
Provision for income taxes	(665)	(525)
Net loss	(6,304)	(4,744)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	As of January 31,
	2021	2020
Depreciation and amortization	$1,830	$4,818
Gross profit from sale of lease pool equipment	$(1,326)	$(1,145)
Provisions for doubtful accounts	$470	$2,000
Loss on disposal of discontinued operations	$1,859	$—
Sale of used lease pool equipment	$2,010	$1,415
Sale of assets held for sale	$1,506	$—

Purchase of seismic equipment held for lease	$(110)	$(2,955)

3. New Accounting Pronouncements
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
4. Liquidity
The global pandemic has created significant uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The time frame for which disruptions related to the pandemic will continue is uncertain as is the magnitude of any adverse impacts. We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17, 2020 and April 7, 2020, respectively. Both locations have now reopened and are operating at essentially full capacity. Our other facilities have been allowed to operate, although at reduced efficiencies, in some cases some employees have worked remotely. Management believes that any negative impacts will be temporary, but there can be no assurance of that.
The Company has a history of operating losses and has had negative cash from operating activities.
The above factors create substantial uncertainty regarding the Company’s future financial results and liquidity.
Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations.:
•The Company has no funded debt, excluding the PPP Loan granted to Klein which has been completely forgiven in February 2021, or other outstanding obligations, outside of normal trade obligations.
•The Company has no obligations or agreements containing “maintenance type” financial covenants.
•The Company has working capital of approximately $19.0 million as of January 31, 2021, including cash of approximately $4.6 million.
•Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.
•The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has already terminated or furloughed certain employees and contractors.

•The Company has a backlog of orders of approximately $14.2 million (unaudited) as of January 31, 2021, as compared to approximately $8.9 million (unaudited) as of January 31, 2020. Production for certain of these orders was in process and included in inventory as of January 31, 2021, thereby reducing the liquidity needed to complete the orders.
•Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2022.
•The Company has declared the quarterly dividend on the its Series A Preferred Stock for the quarter ending April 30, 2021, but such quarterly dividends could be suspended in the future.
•Despite the challenging economic environment in the year ended January 31, 2021, the Company was successful expanding its authorized capital stock (See Note 20 - Corporate Restructuring) and raising approximately $4.6 million in new capital through the sale of common and preferred stock pursuant to the 2nd ATM offering program. Management expects to be able to raise further capital through the 2nd ATM offering program should the need arise.
•Based on publicized transactions and discussions with potential funding sources, Management believes that other sources of debt and equity financing are available should the need arise.

For the factors discussed above, Management expects the Company to continue to meet its obligations as they arise over the next twelve months.
5. Revenue from Contracts with Customers
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Twelve Months Ended January 31,
	2021	2020
Revenue recognized at a point in time:	(in thousands)
Seamap	$16,304	$21,617
Klein	4,145	7,468
SAP	—	101
Total revenue recognized at a point in time	$20,449	$29,186
Revenue recognized over time:
Seamap	$766	$733
Klein	—	—
SAP	—	—
Total revenue recognized over time	766	733
Total revenue from contracts with customers	$21,215	$29,919
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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Twelve Months Ended January 31,
	2021	2020
Revenue from contracts with customers:	(in thousands)
United States	$3,687	$3,920
Europe, Russia & CIS	8,512	15,262
Middle East & Africa	1,226	1,576
Asia-Pacific	6,523	5,377
Canada & Latin America	1,267	3,784
Total revenue from contracts with customers	$21,215	$29,919

As of January 31, 2021, contract assets and liabilities consisted of the following:

	January 31, 2021	January 31, 2020
Contract Assets:	(in thousands)
Unbilled revenue-current	$85	$13
Unbilled revenue - non-current	—	—
Total unbilled revenue	$85	$13
Contract Liabilities:
Deferred revenue & customer deposits - current	$691	$220
Deferred revenue & customer deposits - non-current	—	12
Total deferred revenue & customer deposits	$691	$232
Considering the products manufactured and sold by our Marine Technology Products business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period.
With respect to the disclosures above, sales and transaction-based taxes are excluded from revenue, and we do not disclose the value of unsatisfied performance obligations for contacts with an original expected duration of one year or less. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.
6. Supplemental Statements of Cash Flows Information
Supplemental disclosures of cash flows information for the fiscal years ended January 31, 2021 and 2020 were as follows (in thousands):

	Year Ended January 31,
	2021	2020
Interest paid	$40	$63
Income taxes paid, net	336	498
Seismic equipment purchases included in accounts payable at year-end	—	812
7. Inventories
Inventories from continuing operations consisted of the following (in thousands):

	As of January 31,
	2021	2020
Raw materials	$6,905	$7,388
Finished goods	3,466	3,758
Work in progress	2,445	2,720
Cost of inventories	12,816	13,866
Less allowance for obsolescence	(1,363)	(1,210)
Net inventories	$11,453	$12,656

8. Accounts Receivables
Accounts receivables from continuing operations consisted of the following (in thousands):

	As of January 31, 2021		As of January 31, 2020
	Current	Total	Current	Total
Accounts receivable	$5,695	$5,695	$9,001	$9,001
Less allowance for doubtful accounts	(948)	(948)	(2,378)	(2,378)
Accounts receivable net of allowance for doubtful accounts	$4,747	$4,747	$6,623	$6,623

9. Property and Equipment
Property and equipment from continuing operations consisted of the following (in thousands)

	As of January 31,
	2021	2020
Marine seismic service equipment	5,969	8,341
Land and buildings	4,354	4,274
Furniture and fixtures	9,750	9,364
Autos and trucks	491	491
Cost of property and equipment	20,564	22,470
Less accumulated depreciation	(15,813)	(17,051)
Net book value of property and equipment	$4,751	$5,419
Location of property and equipment (in thousands):

	As of January 31,
	2021	2020
United States	$3,133	$3,379
Europe	87	78
Singapore	480	773
Malaysia	1,051	1,189
Net book value of property and equipment	$4,751	$5,419
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
The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, United Kingdom and Canada.
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

Lease expense for the twelve months ended January 31, 2021 and 2020 was approximately $828,000 and $1.2 million, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $20,000 and $30,000 for the twelve months ended January 31, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases as of January 31, 2021 and 2020 was as follows (in thousands):

	As of January 31,
Lease	2021	2020
Assets
Operating lease assets	$1,471	$2,300

Liabilities
Operating lease liabilities	$1,471	$2,300

Classification of lease liabilities
Current liabilities	$1,008	$1,339
Non-current liabilities	463	961
Total Operating lease liabilities	$1,471	$2,300
Lease-term and discount rate details as of January 31, 2021 and 2020 were as follows:

	As of January 31,
Lease term and discount rate	2021	2020
Weighted average remaining lease term (years)
Operating leases	1.09	1.76

Weighted average discount rate:
Operating leases	10%	9.27%
The incremental borrowing rate was calculated using the Company’s weighted average cost of capital.
Supplemental cash flow information related to leases at January 31, 2021 and 2020 was as follows (in thousands):

	As of January 31,
Lease	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,157)	$(1,182)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$635
Maturities of lease liabilities at January 31, 2021 and 2020 were as follows (in thousands):

	As of January 31,
	2021	2020
2021	$1,007	$1,338
2022	421	838
2023	110	222
2024	58	98
2025	24	52
Thereafter	—	21
Total payments under lease agreements	$1,620	$2,569

Less: imputed interest	(149)	(269)
Total lease liabilities	$1,471	$2,300
Prior to July 31, 2020, the Company leased seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases were generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments were the contractual responsibility of the lessee. To the extent that foreign taxes were not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. The Company is not aware of any foreign tax obligations as of January 31, 2021 and 2020 that are not reflected in the accompanying consolidated financial statements.
The Company leases its office and warehouse facilities in Canada, Texas, Singapore, United Kingdom, Hungary and Malaysia under operating leases. Facility lease expense for the fiscal years ended January 31, 2021 and 2020 was approximately $1.2 million and $1.2 million, respectively.
11. Goodwill and Other Intangible Assets
Goodwill and other intangible assets from continuing operations consisted of the following:

	Weighted Average Life at 1/31/20	January 31, 2021				January 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(4,529)	$2,531
Proprietary rights	7.2	$7,781	$(3,688)	—	4,093	$9,247	$(4,950)	—	4,297
Customer relationships	0.8	5,024	(4,513)	—	511	5,024	(3,831)	—	1,193
Patents	3.6	2,440	(1,528)	—	912	2,440	(1,277)	—	1,163
Trade name	5.3	894	(74)	(760)	60	894	(63)	(760)	71
Developed technology	4.9	1,430	(727)	—	703	1,430	(584)	—	846
Other	3.4	684	(213)	—	471	653	(87)	—	566
Amortizable intangible assets		$18,253	$(10,743)	$(760)	$6,750	$19,688	$(10,792)	$(760)	$8,136
As of January 31, 2021, the Company completed its annual review of intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was greater than its carrying value. Accordingly, we did not record an impairment charge related to intangible assets in the Seamap and Klein reporting units.
Due to the economic impact of the global pandemic, the decline in oil prices during the three months ended April 30, 2020 and a decline in the market value of the Company’s equity securities, the Company performed a quantitative review of the Seamap reporting unit and concluded that goodwill had been impaired. As a result, the Company recorded an impairment expense of approximately $2.5 million related to goodwill in the Seamap reporting unit during the quarter ended April 30, 2020.
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
Aggregate amortization expense was $1.8 million, and $1.8 million for the fiscal years ended January 31, 2021 and 2020, respectively. As of January 31, 2021, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal year ending January 31:
2022	$1,266
2023	1,125
2024	989
2025	828
2026	658
Thereafter	1,884
Total	$6,750

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities from continuing operations consisted of the following (in thousands):

	As of January 31,
	2021	2020
Contract settlement	$968	$228
Wages and benefits	577	317
Customer deposits	484	239
Accrued inventory	—	229
Other	883	552
Accrued Expenses and Other Liabilities	$2,912	$1,565
13. Notes Payable
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
In January 2021, the Loan related to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In February 2021, the Loan related to Klein in the amount of approximately $850,000 was forgiven.
14. Stockholders’ Equity
The Company has 2,000,000 shares of preferred stock authorized. The preferred stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2021, 1,038,232 shares of the Series A Preferred Stock were outstanding, and 994,046 shares were outstanding as of January 31, 2020. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our common stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.
The Company has 40,000,000 shares of common stock authorized, of which 15,681,000 and 14,049,000 were issued as of January 31, 2021 and 2020, respectively, including 1,929,000 treasury shares.
During the fiscal years ended January 31, 2021, and 2020 there were no shares surrendered in exchange for payment of taxes due upon vesting of restricted shares.

15. Related Party Transaction
On October 7, 2016, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”). On December 18, 2019, the Company and Agent entered into an Amended and Restated equity distribution agreement (the “1st Equity Distribution Agreement”). Pursuant to the 1st Equity Distribution Agreement, the Company may sell up to 500,000 shares of the Series A Preferred Stock through the Agent through the 1st ATM offering program. The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of the Board. Under the Equity Distribution Agreement, the Agent was entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the 1st ATM offering program. As of January 31, 2021, we had issued 994,046 shares which represent 100% of the Series A Preferred Stock available for sale through the 1st Equity Distribution Agreement.
In September 2020 we entered into a new equity distribution agreement (the “2nd Equity Distribution Agreement”) with the Agent with economic terms essentially identical to the initial agreement. Pursuant to the 2nd Equity Distribution Agreement, the Company may sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of $0.01 par value common stock (“Common Stock”) through the 2nd ATM offering program.
For the twelve months ended January 31, 2021, the Company issued 44,186 shares of Series A Preferred Stock under the 2nd ATM offering program. Gross proceeds from these sales were approximately $1.0 million and the Agent received compensation of approximately $20,408, resulting in net proceeds to the Company of $1.0 million for the twelve months ended January 31, 2021. The Non-Executive Chairman of the Company received no portion of this compensation.
For the twelve months ended January 31, 2021, the Company issued 1,584,556 shares of Common Stock under the 2nd ATM offering program. Gross proceeds from these sales were approximately $4.0 million, the Agent received compensation of approximately $79,307 resulting in net proceeds to the Company, after deducting underwriting discounts and offering costs, of approximately $3.6 million for the twelve months ended January 31, 2021. The Non-Executive Chairman of the Company received no portion of this compensation.
At January 31, 2021, the Company has an outstanding obligation payable to the beneficiary of the estate of our former CEO. The obligation, which bears interest at 4% per annum, totals approximately $968,000 and is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet as of January 31, 2021.
16. Income Taxes

	Year Ended January 31,
	2021	2020
	(in thousands)
(Loss) income from continuing operations before income taxes is attributable to the following jurisdictions:
Domestic	$(8,851)	$(7,550)
Foreign	(4,615)	1,360
Total	$(13,466)	$(6,190)
The components of income tax expense (benefit) for continuing operations were as follows:
Current:
Domestic	$22	$27
Foreign	515	58
	537	85
Deferred:
Domestic	—	—
Foreign	(1)	268
	(1)	268
Income tax expense	$536	$353

The following is a reconciliation of expected to actual income tax expense (benefit) for continuing operations:

	Year Ended January 31,
	2021	2020
	(in thousands)
Federal income tax at 21%	$(2,828)	$(1,300)
Changes in tax rates	(50)	50
Permanent differences	413	52
Foreign effective tax rate differential	66	(80)
Foreign withholding taxes, including penalties and interest	29	34
Tax effect of book loss on disposition of subsidiaries	—	79
Valuation allowance on deferred tax assets	2,682	1,205
Excess tax deficiency for share-based payments under ASU 2016-09	66	284
Other	158	29
	$536	$353
The components of the Company’s deferred taxes for continuing operations consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	$17,177	$13,716
Tax credit carry forwards	139	117
Stock option book expense	718	650
Allowance for doubtful accounts	—	229
Inventory	565	525
Accruals not yet deductible for tax purposes	281	357
Fixed assets	232	105
Intangible assets	445	337
Other	599	561
Gross deferred tax assets	20,156	16,597
Valuation allowance	(20,156)	(16,597)
Deferred tax assets	—	—
Deferred tax liabilities:
Other	(198)	(200)
Deferred tax liabilities	(198)	(200)
Unrecognized tax benefits	—	—
Total deferred tax (liabilities) assets, net	(198)	$(200)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the global pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not believe the CARES Act will have a material impact on the Company’s future income tax expense or the related tax assets and liabilities.
The Company has determined that, due to the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2021, are not deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial, particularly in light of the one-time repatriation of foreign earnings imposed by the TCJA and recorded in fiscal 2019. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2021.
Included in deferred tax assets is approximately $700,000 related to stock-based compensation, including non-qualified stock options. A significant number of stock options expired during fiscal 2021 because the market price of the Company’s common stock remained below the exercise price of these options. Recent market prices for the Company’s common stock remain below the exercise price of a number of options outstanding as of January 31, 2021. Should the market price of the Company’s common stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.
As of January 31, 2021, the Company has recorded valuation allowances of approximately $20.2 million related to deferred tax assets for continuing operations. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.
At January 31, 2021, the Company had tax credit carry forwards for continuing operations of approximately $139,000, which amounts can be carried forward through at least 2026.
As of January 31, 2021, and 2020 the company had no unrecognized tax benefits attributable to uncertain tax positions.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.
The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2017 through 2021. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2015 through 2021. The Company’s Singapore income tax returns are subject to examination by the Singapore tax authorities for fiscal years ended January 31, 2015 through 2021. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2015 through January 31, 2021.
17. Commitments and Contingencies
During fiscal 2021 we entered into an agreement (the “Agreement”) with a major European defense contractor (the “Co-developer”) for the joint development and marketing of synthetic aperture sonar (“SAS”) systems. Under the terms of the Agreement, we are obligated to make payments upon completion of certain developmental milestones related to a license for use of the Co-developer’s underlying technology. Our total potential commitment, assuming achievement of all milestones contemplated in the Agreement, is approximately $1.6 million, of which approximately $300,000 was paid in January 2021.
Purchase Obligations—At January 31, 2021, the Company had approximately $3.9 million in purchase orders outstanding.
18. Stock Option Plans
At January 31, 2021, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during the fiscal years ended January 31, 2021 and 2020 was approximately $708,000 and $854,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2021 and 2020 were $0.70 and $1.77, respectively. The assumptions for the periods indicated are noted in the following table.
Weighted average Black-Scholes-Merton fair value assumptions

	Year Ending January 31,
	2021	2020
Risk free interest rate	0.34% - 0.37%	1.47% - 2.53%
Expected life	3.97 years - 5.97 years	3.98 years - 6.00 years
Expected volatility	53% - 64%	49% - 51%
Expected dividend yield	0.0%	0.0%
Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during the fiscal years ended January 31, 2021 and 2020.

The Company has share-based awards outstanding under, the MIND Technology, Inc. Stock Awards Plan (“the Plan”). Stock options granted and outstanding under the Plan generally vest evenly over three years and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. As of January 31, 2021, there were approximately 615,000 shares available for grant under the Plan. The Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued upon vesting for restricted stock and upon exercise for options.

Stock Based Compensation Activity
The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2020	2,440	$4.51	7.08	$20
Granted	320	1.47
Exercised	—	—
Forfeited	(41)	4.63
Expired	(133)	5.31
Outstanding, January 31, 2021	2,586	$4.09	6.58	$223
Exercisable at January 31, 2021	1,778	$4.63	5.71	$—
Vested and expected to vest at January 31, 2021	2,562	$4.12	6.55	$213
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2021. This amount changes based upon the market value of the Company’s common stock. No options were exercised during fiscal year ended January 31, 2021. There was no intrinsic value of the 9,000 options exercised during the fiscal year ended January 31, 2020. The fair value of options that vested during the fiscal years ended January 31, 2021 and 2020 was approximately $950,000 and $650,000, respectively. For the fiscal year ended January 31, 2021, approximately 500,000 options vested.
As of January 31, 2021, there was approximately $482,228 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.3 years.
Restricted stock as of January 31, 2021 and changes during the fiscal year ended January 31, 2021 were as follows:

	Year Ended January 31, 2021
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of period	37	$3.98
Granted	15	1.25
Vested	(12)	3.98
Canceled	—	—
Unvested, end of period	40	$2.94
As of January 31, 2021, there was approximately no unrecognized stock-based compensation expense related to unvested restricted stock awards.
19. Segment Reporting
With the designation of the Equipment Leasing segment as discontinued operations as of July 31, 2020, the Company operates in one segment, Marine Technology Products. The Marine Technology Products business is engaged in the design, manufacture and sale of state-of-

the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom, Singapore, Malaysia and the states of New Hampshire and Texas.
20. Corporate Restructuring
On August 3, 2020, the Company, formerly Mitcham Industries, Inc., completed the reincorporation from the State of Texas to the State of Delaware, including a name change to MIND Technology, Inc. The change in legal domicile and company name were approved by the affirmative vote of the holders of more than two-thirds of the votes of the Company’s Common Stock and Preferred Stock, voting separately, at the Annual Meeting of Stockholders held on July 27, 2020. As part of the reincorporation merger, the stockholders approved an increase in the number of authorized shares of capital stock from 21,000,000 shares to 42,000,000 shares, consisting of (i) 40,000,000 shares of Common Stock (up from 20,000,000 shares), and (ii) 2,000,000 shares of Preferred Stock(up from 1,000,000 shares).
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
21. Concentrations
Credit Risk— As of January 31, 2021, we had three customers that exceeded 10% of consolidated accounts receivable. During our fiscal year ended 2020, no customer exceeded 10% of consolidated accounts receivable.
The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $2.8 million at January 31, 2021 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.
Supplier Concentration—The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.
22. Sales and Major Customers
A summary of the Company’s revenues, from continuing operations, from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2021	2020
UK/Europe	$8,005	$14,975
Canada	1,267	3,519
Latin America	—	262
Asia/South Pacific	6,523	5,377
Eurasia	507	290
Other	1,226	1,576
Total	$17,528	$25,999
During each of the fiscal years ended 2021 and 2020, no individual customer exceeded 10% of total revenue.
23. Sale of Subsidiary
    In February 2019, the Company completed the sale of its wholly owned Australian subsidiary, Seismic Asia Pacific Pty Ltd. for total contractual proceeds of approximately $660,000 U.S. dollars of which the Company received approximately $240,000 in cash at closing and an unsecured, non-interest bearing two-year note receivable in the amount of $420,000. The agreement also included a working capital adjustment of approximately $114,000 payable to the Company which was received in August of 2019. In fiscal 2021, the Company received a payment of approximately $124,000 that was applied against the note receivable.. The note receivable is recorded in other current assets as of January 31, 2021, and in other non-current assets as of January 31, 2020.

SCHEDULE II
MIND TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts
January 31, 2021	$4,054	1,129	(43)	(a)	(3,364)	(b)	$1,776
January 31, 2020	$2,113	2,000	—	(a)	(59)	(b)	$4,054
Allowance for obsolete equipment and inventory
January 31, 2021	$1,404	321	1	(a)	(66)	(c)	$1,660
January 31, 2020	$1,222	298	1	(a)	(117)	(c)	$1,404

(a)Represents translation differences.
(b)Represents recoveries and uncollectible accounts written off.
(c)Represents sale or scrap of inventory and obsolete equipment.