Form 10-Q
period 2021-04-30
MIND TECHNOLOGY, INC
filed 2021-06-03
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,773,742 shares of common stock, $0.01 par value, were outstanding as of June 2, 2021.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,001	$4,611
Accounts receivable, net of allowance for doubtful accounts of $952 and $948 at April 30, 2021 and January 31, 2021, respectively	3,649	4,747
Inventories, net	12,169	11,453
Prepaid expenses and other current assets	1,555	1,659
Assets held for sale	4,086	4,321
Total current assets	23,460	26,791
Property and equipment, net	4,586	4,751
Operating lease right-of-use assets	1,138	1,471
Intangible assets, net	6,337	6,750
Total assets	$35,521	$39,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,142	$1,704
Deferred revenue	563	208
Accrued expenses and other current liabilities	3,038	2,912
Income taxes payable	902	1,041
Operating lease liabilities - current	665	1,008
Liabilities held for sale	972	963
Total current liabilities	8,282	7,836
Operating lease liabilities - non-current	473	463
Notes payable	—	850
Deferred tax liability	198	198
Total liabilities	8,953	9,347
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,059 and 1,038 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	23,607	23,104
Common stock, $0.01 par value; 40,000 shares authorized; 15,704 and 15,681 shares issued at April 30, 2021 and January 31, 2021, respectively	157	157
Additional paid-in capital	128,403	128,241
Treasury stock, at cost (1,931 and 1,929 shares at April 30, 2021 and January 31, 2021, respectively)	(16,862)	(16,860)
Accumulated deficit	(104,438)	(99,870)
Accumulated other comprehensive loss	(4,299)	(4,356)
Total stockholders’ equity	26,568	30,416
Total liabilities and stockholders’ equity	$35,521	$39,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended April 30,
	2021	2020
Revenues:
Sale of marine technology products	$4,194	$3,187
Total revenues	4,194	3,187
Cost of sales:
Sale of marine technology products	3,651	2,703
Total cost of sales	3,651	2,703
Gross profit	543	484
Operating expenses:
Selling, general and administrative	3,817	2,954
Research and development	853	410
Impairment of intangible assets	—	2,531
Depreciation and amortization	666	730
Total operating expenses	5,336	6,625
Operating loss	(4,793)	(6,141)
Other income:
Other, net	947	56
Total other income	947	56
Loss from continuing operations before income taxes	(3,846)	(6,085)
Benefit (provision) for income taxes	145	(342)
Loss from continuing operations	(3,701)	(6,427)
Loss from discontinued operations, net of income taxes	(283)	(215)
Net loss	$(3,984)	$(6,642)
Preferred stock dividends	(584)	(559)
Net loss attributable to common stockholders	$(4,568)	$(7,201)
Net loss per common share - Basic
Continuing operations	$(0.31)	$(0.57)
Discontinued operations	$(0.02)	$(0.02)
Net loss	$(0.33)	$(0.59)
Net loss per common share - Diluted
Continuing operations	$(0.31)	$(0.57)
Discontinued operations	$(0.02)	$(0.02)
Net loss	$(0.33)	$(0.59)
Shares used in computing net loss per common share:
Basic	13,759	12,172
Diluted	13,759	12,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2021	2020
Net loss attributable to common stockholders	$(4,568)	$(7,201)
Changes in cumulative translation adjustment	57	(131)
Comprehensive loss	$(4,511)	$(7,332)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,984)	$(6,642)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(850)	—
Depreciation and amortization	668	1,701
Stock-based compensation	121	230
Impairment of intangible assets	—	2,531
Recovery of doubtful accounts	(453)	—
Provision for inventory obsolescence	327	22
Gross profit from sale of lease pool equipment	—	(850)
Gross profit from sale of other equipment	(80)	—
Changes in:
Accounts receivable	1,602	3,728
Unbilled revenue	51	(9)
Inventories	(739)	(554)
Prepaid expenses and other current and long-term assets	(239)	201
Income taxes receivable and payable	(168)	424
Accounts payable, accrued expenses and other current liabilities	947	300
Deferred revenue	(10)	(153)
Net cash (used in) provided by operating activities	(2,807)	929
Cash flows from investing activities:
Purchases of seismic equipment held for lease	—	(110)
Purchases of property and equipment	(8)	(65)
Sale of used lease pool equipment	—	1,414
Sale of business, net of cash sold	187	—
Net cash provided by investing activities	179	1,239
Cash flows from financing activities:
Purchase of treasury stock	(2)	—
Net proceeds from preferred stock offering	503	—
Net proceeds from common stock offering	42	—
Preferred stock dividends	(576)	(559)
Net cash used in financing activities	(33)	(559)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	51	(138)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,610)	1,471
Cash, cash equivalents and restricted cash, beginning of period	4,611	3,234
Cash, cash equivalents and restricted cash, end of period	$2,001	$4,705
Supplemental cash flow information:
Interest paid	$9	$11
Income taxes paid	$31	$149
Purchases of seismic equipment held for lease in accounts payable at end of period	$—	$702
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2021	15,681	$157	1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416
Net loss	—	—	—	—	—	—	(3,984)	—	(3,984)
Foreign currency translation	—	—	—	—	—	—	—	57	57
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	21	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	(584)	—	(584)
Common stock offerings	18	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	109	—	—	—	109
Balances, April 30, 2021	15,704	$157	1,059	$23,607	$128,403	$(16,862)	$(104,438)	$(4,299)	$26,568

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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

MIND TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware. Concurrent with the reincorporation the name of the Company was changed to MIND Technology, Inc. and the number of shares of common stock and preferred stock authorized for issuance was increased. See Note 15 - Corporate Restructuring, to the condensed consolidated financial statements.
The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide (the “Leasing Business”). Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 3 – “Assets Held for Sale and Discontinued Operations” for additional details). All intercompany transactions and balances have been eliminated in consolidation.
The lingering impacts of the global pandemic and emerging supply chain disruptions have created uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. In addition, the Company has a history of operating losses and has had negative cash from operating activities. However, the Company has no funded debt or obligations containing financial covenants, working capital of approximately $15.2 million, including cash of approximately $2.0 million, backlog of firm orders of approximately $11.0 million as of April 30, 2021, the ability, and plans, to reduce costs to maintain positive cash flow, additional equity available to raise further capital, and lease pool equipment being actively marketed for sale. Based on these factors, Management expects the Company to continue to meet its obligations as they arise over the next twelve months.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2021 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 (“fiscal 2021”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2021, the results of operations for the three months ended April 30, 2021 and 2020, the cash flows for the three months ended April 30, 2021 and 2020, and the statement of stockholders’ equity for the three months ended April 30, 2021 and 2020, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2022 (“fiscal 2022”).
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the consolidated balance sheets, income taxes payable, not related to discontinued operations has been reclassified from “Current liabilities held for sale” to “Current income taxes payable.”
3. Assets Held for Sale and Discontinued Operations
On July 27, 2020, the Board determined to exit the Leasing Business, which comprises essentially all operations of the Equipment Leasing segment. As a result, the assets, excluding cash, and liabilities of the Equipment Leasing segment are considered held for sale and the segment’s operations are reported as discontinued operations as of April 30, 2021 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations within twelve months from July 27, 2020, in multiple transactions, which may involve the sale of legal entities, assets, or a combination of both, but now anticipates completing the process within the next six months.

The assets reported as held for sale consist of the following:

	April 30, 2021	January 31, 2021
Current assets of discontinued operations:
Accounts receivable, net	1,310	1,668
Inventories, net	47	352
Prepaid expenses and other current assets	340	150
Seismic equipment lease pool and property and equipment, net	2,389	2,151
Total assets of discontinued operations	$4,086	$4,321

The liabilities reported as held for sale consist of the following:

	April 30, 2021	January 31, 2021
Current liabilities of discontinued operations:
Accounts payable	$13	$59
Deferred revenue	73	73
Accrued expenses and other current liabilities	915	831
Income taxes payable (receivable)	(29)	—
Total liabilities of discontinued operations	972	963

The results of operations from discontinued operations for the three months ended April 30, 2021 and 2020, consist of the following:

	For the Three Months Ended April 30,
	2021	2020
Revenues:
Revenue from discontinued operations	$30	$4,188
Cost of sales:
Cost of discontinued operations	373	2,484
Operating expenses:
Selling, general and administrative	342	1,700
Recovery of doubtful accounts	(443)	—
Depreciation and amortization	1	44
Total operating expenses	(100)	1,744
Operating loss	(243)	(40)
Other income (expenses)	(39)	3
Loss before income taxes	(282)	(37)
Provision for income taxes	(1)	(178)
Net loss	(283)	(215)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Three Months Ended April 30,
	2021	2020
Depreciation and amortization	$—	$971
Gross profit from sale of lease pool equipment	$—	$(852)
Recovery of doubtful accounts	$443	$—

Purchase of seismic equipment held for lease	$—	$(110)
Sale of used lease pool equipment	$—	$1,414
Sale of assets held for sale	$187	$—

4. New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. The Company adopted this ASU effective February 1, 2021, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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
5. Revenue from Contracts with Customers
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended April 30,
	2021	2020
Revenue recognized at a point in time:	(in thousands)
Seamap	$2,913	$2,014
Klein	1,150	998
Total revenue recognized at a point in time	$4,063	$3,012
Revenue recognized over time:
Seamap	$131	$175
Total revenue recognized over time	131	175
Total revenue from contracts with customers	$4,194	$3,187

The revenue from products manufactured and sold by our Seamap and Klein businesses is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. Our Seamap business also provides Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA’s is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract, which is typically twelve months.
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
United States	$359	$1,075
Europe, Russia & CIS	2,582	1,376
Middle East & Africa	14	76
Asia-Pacific	705	302
Canada & Latin America	534	358
Total revenue from contracts with customers	$4,194	$3,187

As of April 30, 2021, and January 31, 2020, contract assets and liabilities consisted of the following:

	April 30, 2021	January 31, 2021
Contract Assets:	(in thousands)
Unbilled revenue - current	$136	$85
Total unbilled revenue	$136	$85
Contract Liabilities:
Deferred revenue & customer deposits - current	$681	$691
Deferred revenue & customer deposits - non-current	—	—
Total deferred revenue & customer deposits	$681	$691
Considering the products manufactured and sold by our Seamap and Klein businesses and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a period of three to nine months.
Pursuant to our accounting policies and procedures related to revenue from contracts with customers, sales and transaction-based taxes are excluded from revenue. Also, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Additionally, we expense costs incurred to obtain contracts when incurred because the amortization period would have been one year or less. These costs are recorded in selling, general and administrative expenses.
6. Balance Sheet - Continuing Operations

	As of April 30, 2021			As of January 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$4,601	$—	$4,601	$5,695	$—	$5,695
Less allowance for doubtful accounts	(952)	—	(952)	(948)	—	(948)
Accounts receivable net of allowance for doubtful accounts	$3,649	$—	$3,649	$4,747	$—	$4,747

	April 30, 2021	January 31, 2021
	(in thousands)
Inventories:
Raw materials	$7,276	$6,905
Finished goods	3,823	3,466
Work in progress	2,453	2,445
	13,552	12,816
Less allowance for obsolescence	(1,383)	(1,363)
Total inventories, net	$12,169	$11,453

	April 30, 2021	January 31, 2021
	(in thousands)
Property and equipment:
Marine seismic service equipment	$4,533	$5,969
Land and buildings	4,384	4,354
Furniture and fixtures	9,776	9,750
Autos and trucks	491	491
	19,184	20,564
Accumulated depreciation and amortization	(14,598)	(15,813)
Total property and equipment, net	$4,586	$4,751
As of January 31, 2021, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment has been recorded. Since January 31, 2021, there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of April 30, 2021.

7. Leases
The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, Colombia, United Kingdom and Canada. We negotiated the termination of our Colombia lease obligation during the current period.
Lease expense for the three months ended April 30, 2021 was approximately $309,000 and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 for the three months ended April 30, 2021.

Supplemental balance sheet information related to leases as of April 30, 2021 and January 31, 2021 were as follows (in thousands):

Lease	April 30, 2021	January 31, 2021
Assets
Operating lease assets	$1,138	$1,471

Liabilities
Operating lease liabilities	$1,138	$1,471

Classification of lease liabilities
Current liabilities	$665	$1,008
Non-current liabilities	473	463
Total Operating lease liabilities	$1,138	$1,471
Lease-term and discount rate details as of April 30, 2021 and January 31, 2021 were as follows:

Lease term and discount rate	April 30, 2021	January 31, 2021
Weighted average remaining lease term (years)
Operating leases	1.11	1.09

Weighted average discount rate:
Operating leases	9.36%	10%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(309)	$(293)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$309	$293

Maturities of lease liabilities at April 30, 2021 were as follows (in thousands):

April 30, 2021
2022	$665
2023	397
2024	102
2025	58
2026	24
Thereafter	—
Total payments under lease agreements	$1,246

Less: imputed interest	(108)
Total lease liabilities	$1,138

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 4/30/2021	April 30, 2021				January 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(7,060)	$—
Proprietary rights	7.0	$7,784	$(3,807)	$—	$3,977	$7,781	$(3,688)	$—	$4,093
Customer relationships	0.6	5,024	(4,677)	—	347	5,024	(4,513)	—	511
Patents	3.3	2,440	(1,590)	—	850	2,440	(1,528)	—	912
Trade name	5.1	894	(77)	(760)	57	894	(74)	(760)	60
Developed technology	4.7	1,430	(762)	—	668	1,430	(727)	—	703
Other	3.1	684	(246)	—	438	684	(213)	—	471
Amortizable intangible assets		$18,256	$(11,159)	$(760)	$6,337	$18,253	$(10,743)	$(760)	$6,750
As of January 31, 2021, the Company has recorded impairment expense equal to 100% of the gross carrying amount of goodwill. As a result, no further review of goodwill is required. On January 31, 2021, the Company completed an annual review of intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the carrying value of intangible assets was greater than its fair market value. During the three months ended April 30, 2021 there have been no substantive indicators of impairment.
Aggregate amortization expense was $412,000 and $460,000 for the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2022	$896
2023	1,125
2024	989
2025	795
2026	658
Thereafter	1,874
Total	$6,337
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

Under the terms of the PPP, funds from the Loans may only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loans may be forgiven if the funds are used to pay qualifying expenses.
In January 2021, the Loan granted to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In February 2021, the Loan granted to Klein in the amount of approximately $850,000 was also forgiven, resulting in other income of that amount. As of April 30, 2021, the Company had no outstanding balance under the Loans.
10. Income Taxes
For the three months ended April 30, 2021, the benefit for income taxes from continuing operations was approximately $145,000 on a pre-tax net loss from continuing operations of $3.8 million. For the three months ended April 30, 2020, the expense for income taxes from continuing operations was approximately $342,000 on a pre-tax net loss from continuing operations of $6.1 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.
The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2017 through 2021. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ended

January 31, 2015 through 2021. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2015 through 2021.
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2021. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2021.
For the three months ended April 30, 2021 and 2020, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Basic weighted average common shares outstanding	13,759	12,172
Stock options	94	—
Unvested restricted stock	27	4
Total weighted average common share equivalents	121	4
Diluted weighted average common shares outstanding	13,880	12,176

For the three and months ended April 30, 2021 and 2020, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
12. Related Party Transaction
On October 7, 2016, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”). On December 18, 2019, the Company and Agent entered into an Amended and Restated equity distribution agreement (the “1st Equity Distribution Agreement”). Pursuant to the 1st Equity Distribution Agreement, the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock (the “Preferred Stock”), par value $1.00 per share through an at-the-market offering program (the “1st ATM Offering Program”) administered by the Agent. The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of the Board. Under the 1st Equity Distribution Agreement, the Agent was entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the 1st ATM Offering Program. As of January 31, 2020, we had issued 994,046 shares which represent 100% of the Series A Preferred Stock available for sale through the 1st Equity Distribution Agreement.
In September 2020 we entered into a new equity distribution agreement (the “2nd Equity Distribution Agreement”) with the Agent with economic terms essentially identical to the initial agreement. Pursuant to the 2nd Equity Distribution Agreement, the Company may sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of $0.01 par value common stock (“Common Stock”) through a new at-the-market offering program (the “2nd ATM Offering Program”).
During the three months ended April 30, 2021, the Company sold 20,960 shares of Series A Preferred Stock under the 2nd ATM Offering Program, resulting in net proceeds to the Company of approximately $503,000. Compensation to the Agent during this period was approximately $10,000, none of which was received by the Non-Executive Chairman of the Board.
During the three months ended April 30, 2021, the Company sold 18,053 shares of Common Stock under the 2nd ATM Offering Program, resulting in net proceeds to the Company of approximately $42,000. Compensation to the Agent during this period was approximately $1,000, none of which was received by the Non-Executive Chairman of the Board.
13. Equity and Stock-Based Compensation
During the three months ended April 30, 2021, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. See Note 12 to our condensed consolidated financial statements. Total compensation expense recognized for stock-based awards granted under the

Company’s equity incentive plan during the three months ended April 30, 2021 and 2020 was approximately $109,000 and $230,000, respectively.
14. Segment Reporting
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
15. Corporate Restructuring
On August 3, 2020, the Company, formerly Mitcham Industries, Inc., completed the reincorporation from the State of Texas to the State of Delaware, including a name change to MIND Technology, Inc. The change in legal domicile and company name were approved by the affirmative vote of the holders of more than two-thirds of the votes of the Company’s Common Stock and Preferred Stock, voting separately, at the Annual Meeting of Stockholders held on July 27, 2020. As part of the reincorporation merger, the stockholders approved an increase in the number of authorized shares of capital stock from 21,000,000 shares to 42,000,000 shares, consisting of (i) 40,000,000 shares of Common Stock (up from 20,000,000 shares), and (ii) 2,000,000 shares of Preferred Stock (up from 1,000,000 shares).
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
No changes were made to the Board, management, business or operations of the Company as a result of the reincorporation. The Company’s corporate headquarters remains in Texas.

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
•loss of significant customers;
•the impact of disruptions in global supply chains due to the COVID-19 pandemic, including increased lead times for components and materials, as well as increased costs for such items;
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
For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, and (3) the Company’s other filings filed with the SEC from time to time.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
MIND Technology, Inc., a Delaware corporation, formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 we effectuated a reincorporation to the state of Delaware, name change to MIND Technology, Inc. and increase in the number of shares of Common Stock and Preferred Stock authorized for issuance. See Note 15 - “Corporate Restructuring” to our condensed consolidated financial statements for additional details.

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

The discontinued operations of the Equipment Leasing segment includes all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business had been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries Mitcham Canada, ULC, Mitcham Europe Ltd. and our branch in Colombia.
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

	For the Three Months Ended April 30,
	2021	2020
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA
Net loss from continuing operations	$(3,701)	$(6,427)
Interest expense (income), net	9	—
Depreciation and amortization	666	765
(Benefit) provision for income taxes	(145)	342
EBITDA from continuing operations (1)	(3,171)	(5,320)
Non-cash foreign exchange losses	49	11
Stock-based compensation	121	230
Impairment of intangible assets	—	2,531
Adjusted EBITDA from continuing operations (1)	$(3,001)	$(2,548)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$(2,807)	$929
PPP loan forgiveness	850	—
Stock-based compensation	(121)	(230)
Provision for inventory obsolescence	(22)	(22)
Changes in accounts receivable (current and long-term)	(1,104)	(3,135)
Interest paid	—	11
Taxes paid, net of refunds	31	149
Gross profit from sale of other equipment	80	—
Changes in inventory	741	556
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(920)	(344)
Impairment of intangible assets	—	(2,531)
Changes in prepaid expenses and other current and long-term assets	168	(159)
Other	(67)	(544)
EBITDA from continuing operations (1)	$(3,171)	$(5,320)

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
Our discontinued operations consisted primarily of leasing seismic data acquisition equipment primarily to seismic data acquisition companies conducting land surveys worldwide. We provided short-term leasing, typically for a term of less than one year, of seismic equipment to meet a customer’s requirements. From time to time, we sold lease pool equipment. Those sales were transacted when we had equipment for which we did not have near term needs in our leasing business or which was otherwise considered excess. Additionally, when equipment that has been leased to a customer was lost or destroyed, the customer was charged for such equipment at amounts specified in the underlying lease agreement.
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and other unforeseen circumstances such as the recent COVID-19 pandemic (the “Pandemic”). See Part II, Item 1A-- “Risk Factors.”
Business Outlook
The Pandemic created significant uncertainty in the global economy, which we believe has had an adverse effect on the Company’s business, financial position, results of operations and liquidity. We believe the resulting uncertainty caused many customers to delay purchasing decisions. Furthermore, travel restrictions limited our ability to interact with customers and to demonstrate our products. Similar restrictions, we believe, caused delays in certain governmental evaluation programs involving our technology. Recently we have seen indications of improving activity and the relaxation of pandemic related restrictions in some areas. However, the time frame for which disruptions related to the Pandemic will continue is uncertain, as is the magnitude of any adverse impacts. In fiscal 2021, we were required to temporarily shutdown our facilities in Malaysia and Singapore on March 17, 2020, and April 7, 2020, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020. However, travel between our Singapore and Malaysia facilities is limited, which has made management and coordination more difficult. In addition, in May 2021, Singapore reimposed certain workplace restrictions. While we are able to maintain full operation, we are required to rotate personnel and allow some personnel to work remotely.

Our other facilities have been allowed to operate, although at reduced efficiencies in some cases as certain employees have worked remotely from time to time. Furthermore, travel restrictions resulting from the Pandemic have impacted our ability to visit customers, conduct product demonstrations and visit our various operating locations. These disruptions have had, and we expect they will continue to have, a negative effect on our business; however, the duration and magnitude of these disruptions are uncertain. Management believes that the negative impact is subsiding, but there can be no assurance of that.

Recently, we have begun to experience difficulties in our global supply chain. Lead times for some components and materials have increased as have prices for some items. Additionally, shipping times and costs have increased, particularly for ocean freight. We believe these issues will be temporary but there can be no assurance of that and these conditions could have an adverse effect on our operations and financial results.

Additionally, oil prices declined sharply during the first quarter of fiscal 2021 in response to the economic effects of the Pandemic and the announcement of Saudi Arabia’s abandonment of output restraints. While oil prices have recovered significantly, continuing uncertainty could have an adverse effect on our customers in the energy industry, which could cause them to cancel or delay projects and orders with us, or impair their ability to make payments to us. Many of our marine customers have recently indicated increases in backlog, which we believe is a positive indication of a recovery in fiscal 2022 and beyond. The general economic environment concerning the energy industry could also impact our ability to realize value from our discontinued operations.

In the fourth quarter of fiscal 2021 we began to experience an increase in orders and inquiries for marine exploration applications, particularly for our source controller products. Our GunLink seismic source controllers have certain capabilities that we believe are unique and that increasingly certain of these capabilities are required of operators of seismic exploration vessels. Based on this, and on discussions with current and potential customers, we believe demand for our GunLink source controllers will continue, although there can be no assurance of this. Furthermore, during the first quarter of fiscal 2022, we entered into an indefinite quantity, indefinite delivery supply agreement with a major international marine seismic contractor. While we have not yet received a firm order related to this agreement, we do expect the arrangement to result in additional sales of our source controller products. Based on discussion with a particular customer, we expect to receive an order for a source controller and other related equipment related to a new build vessel.

In recent months, we have continued to experience significant inquiries and bid activity for our other marine technology products and have conducted a number of demonstrations for various customers, including the U.S. Navy. However, we believe many customers have delayed purchase commitments due to the uncertainty in the global economy. Accordingly, we have not experienced the number of firm orders that we would have normally expected from the current level of inquiries and bid activity. As of April 30, 2021, our backlog of firm orders for our Marine Technology Products business was approximately $11.0 million, as compared to approximately $14.1 million as of January 31, 2021 and $10.2 million at April 30, 2020. We expect essentially all of these orders to be completed within fiscal 2022 and therefore expect revenues from continuing operations in fiscal 2022 to exceed those of fiscal 2021. During the first quarter of fiscal 2022, a customer cancelled an order for approximately $2.1 million due to changes in their requirements. We expect other orders from this customer in coming months as those requirements are more clearly defined. Additionally, we received two specific orders totaling more than $5.0 million during the second quarter of fiscal 2022. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Going forward we intend to address three primary markets in our Marine Technology Products segment :
•Marine Survey
•Marine Exploration
•Maritime Defense
Specific applications within those markets include sea-floor survey, search and recovery, mineral and geophysical exploration, mine counter measures and anti-submarine warfare. We have existing technology and products that meet needs across all these markets such as:
•Side-scan sonar
•Bathymetry systems
•Acoustic arrays, such as SeaLink
•Marine seismic equipment, such as GunLink and BuoyLink
We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In fiscal 2020, we introduced new sonar technology that we refer to as “MA-XTM” and we received an order from a manufacturer of unmanned underwater vehicles (“UUV’s”) for a MA-XTM related product to be installed on one of their UUV’s. This request relates to a potentially significant program for the U.S. Navy. While this specific order may not have a material impact on our results of operations, we believe this, and similar opportunities could have a material impact on our operations. During fiscal 2021 we introduced technology based on MA-XTM specifically focused on the rapidly growing autonomous vehicle market and entered into an agreement with a major European defense contractor for the joint offering of synthetic aperture sonar (“SAS”). We believe that each of these initiatives can significantly expand our serviceable market. Also during fiscal 2021, we began development of passive sonar arrays based on our SeaLink technology. We believe this technology is well suited for maritime security applications such as anti-submarine warfare, particularly in application involving unmanned vessels.
We are also pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the most of our revenues have been from commercial customers; however, we expect the proportion of revenue related to military or governmental customers will increase in the future.
We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:
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

In fiscal 2021 we took steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures, in response to the effects of the Pandemic on the economic environment. Should the effects of the Pandemic continue in fiscal 2022, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.
Results of Continuing Operations

Revenues for the three months ended April 30, 2021 were approximately $4.2 million compared to approximately $3.2 million for the three months ended April 30, 2020. We believe the increase in the first quarter of fiscal 2022 is due in large part to lifting of restrictions on commerce that were present in the prior period as a result of the Pandemic. For the three months ended April 30, 2021, we generated an operating loss of approximately $4.8 million, compared to an operating loss of approximately $6.1 million for the three months ended April 30, 2020. The decrease in operating loss during the three-month period ended April 30, 2021 is primarily attributable to a goodwill impairment charge related to our Seamap reporting unit in the prior year period that did not recur in the current quarter. In addition, the current quarter operating loss was impacted by higher research and development and general and administrative costs. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Revenues and cost of sales for our Marine Technology Products segment were as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenues:
Seamap	$3,044	$2,212
Klein	1,156	1,241
Intra-segment sales	(6)	(266)
	4,194	3,187
Cost of sales:
Seamap	2,597	1,893
Klein	1,060	1,076
Intra-segment sales	(6)	(266)
	3,651	2,703
Gross profit	$543	$484
Gross profit margin	13%	15%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. We believe the increase in Seamap revenues is due in large part to lifting of commerce restrictions, previously caused by the Pandemic, including the temporary shutdown of our production facilities in the prior period. Revenues in the first quarter of fiscal 2022 were less than in the fourth quarter of fiscal 2021 and less than we expected. We believe lingering effects of the Pandemic and the resulting impact on the global supply chain has impacted certain of our customers. In some cases, customers have delayed placing or accepting orders. We believe that delays in these customers receiving related products and materials from other supplier have contributed to these delays. The gross profit and gross profit margins generated by sales of Seamap products were approximately $447,000 and 15% in the first quarter of fiscal 2022 and approximately $319,000 and 14% in the first quarter of fiscal 2021. The increase in gross profit margins between the periods is due primarily to the mix of products and services sold in the respective periods.
Revenue from the sale of Klein products remained relatively flat year over year, at approximately $1.2 million for the first quarter of fiscal 2022 and fiscal 2021. Gross profit was approximately $96,000 and $165,000 for the first quarter of fiscal 2022 and 2021, respectively. The decline in gross profit margin in the first quarter of fiscal 2022 was due mainly to lower absorption of overhead costs and higher product testing and sustaining engineering activity during the period.

Operating Expenses
General and administrative expenses for the three months ended April 30, 2021 increased to approximately $3.8 million from approximately $3.0 million for the three months ended April 30, 2020. The increase in general and administrative expenses includes higher travel and entertainment expenses, due mainly to reduced pandemic related travel restrictions in the current period, and higher compensation costs resulting from the recent addition of several strategic corporate level positions. In addition, the current period general and administrative costs from continuing operations includes certain personnel, facility and overhead costs which were included in discontinued operations in the prior year period.
Research and development costs were approximately $853,000 in the three-month period ended April 30, 2021, as compared to approximately $410,000 in the three-month period ended April 30, 2020. The increase in these costs reflects activity in the strategic initiatives noted above, including our SAS system, passive sonar arrays and sensor packages specifically for unmanned systems.
Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $666,000 in the three-month period ended April 30, 2021, as compared to approximately $730,000 in the three-month period ended April 30, 2020. The lower depreciation and amortization expense in the three-month period of fiscal 2022 is due primarily to assets becoming fully depreciated over time.
During the three months ended April 30, 2021, it was determined that there were no substantive indicators of impairment. During the quarter ended April 30, 2020, due to deterioration in macroeconomic factors and a decline in the market value of our equity securities subsequent to January 31, 2020, we concluded that goodwill was impaired and recorded an impairment charge of approximately $2.5 million in the first quarter of fiscal 2021.

Provision for Income Taxes
For the three months ended April 30, 2021, we reported tax benefit of approximately $145,000 on pre-tax net loss from continuing operations, and for the three months ended April 30, 2020, we reported a tax expense of approximately $342,000 on pre-tax net loss from continuing operations. Our recorded tax benefit and expense in the three and nine-month periods ended April 30, 2021 and 2020, are less than the benefit or expense that would be derived by applying the applicable statutory rate to loss before tax from continuing operations in each of these periods, due mainly to the effect of permanent differences between book and taxable income, foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.
Results of Discontinued Operations
Revenues and cost of sales from our Equipment Leasing segment were comprised of the following:

	For the Three Months Ended April 30,
	2021	2020
Revenues:
Equipment leasing	30	2,575
Lease pool equipment sales	—	1,437
Other equipment sales	—	176
	30	4,188
Cost of sales:
Direct costs-equipment leasing	373	845
Lease pool depreciation	—	926
Cost of lease pool equipment sales	—	586
Cost of other equipment sales	—	127
	373	2,484
Gross profit (loss)	(343)	1,704
Operating expenses:
Selling, general and administrative	342	1,700
Recovery of doubtful accounts	(443)	—
Depreciation and amortization	1	44
Total operating expenses	(100)	1,744
Operating loss	(243)	(40)
Other income (expenses)	(39)	3
Loss before income taxes	(282)	(37)
Provision for income taxes	(1)	(178)
Net loss	(283)	(215)

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
Revenue from discontinued operations during the first quarter of fiscal 2022 decreased to $30,000, compared to $4.2 million for the first quarter of fiscal 2021. The reduction in revenue is due to the curtailment of Equipment Leasing activity as a result of the decision to exit the Leasing Business and the change in treatment of lease pool sales as discussed above.
Direct costs related to Equipment Leasing dropped to approximately $373,000 for the first quarter of fiscal year 2022 from approximately $845,000 reported in the same period for 2020. A significant portion of direct costs are generally fixed and therefore do not fluctuate with the level of leasing revenue. For the three-month period ended April 30, 2021, lease pool depreciation decreased approximately $926,000 from the three months ended April 30, 2020, due to the fact that we are no longer recording lease pool depreciation on discontinued operations.
Selling, general and administrative costs related to the Leasing Business decreased to approximately $342,000 in the three months ended April 30, 2021, from approximately $1.7 million in the same period one year ago. The reduction in selling, general and administrative expense is due to permanent headcount reductions, closing and downsizing facilities, and lower overall operating costs due to the significant decline in activity. In addition, the current period general and administrative costs from discontinued operations excludes certain personnel, facility and overhead costs which are included in continuing operations for the three months ended April 30, 2021.
Our tax expense for the three months ended April 30, 2021, was approximately $1,000 on pre-tax net loss from discontinued operations. For the three months ended April 30, 2020, we reported tax expense of approximately $178,000 on pre-tax net loss from discontinued operations. We recorded tax provisions in the three-month periods ended April 30, 2021, and 2020, despite generating a loss before income taxes from discontinued operations in each of these periods, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources
As discussed above, the Pandemic and volatility in oil prices has created significant uncertainty in the global economy, which could have an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to the Pandemic will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts have begun to subside but there can be no assurance of that.
The Company has a history of operating losses, has generated negative cash from operating activities in each of the last four quarters and has relied on cash from the sale of lease pool equipment and preferred stock pursuant to the 2nd ATM Offering Program established in the third quarter of fiscal 2021.
Notwithstanding the negative impacts of the Pandemic and history of operating losses noted above, management believes there are factors and actions available to the Company to address liquidity concerns, including the following:
•The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.
•The Company has no obligations or agreements containing “maintenance type” financial covenants.
•The Company has working capital of approximately $15.2 million as of April 30, 2021, including cash of approximately $2.0 million.
•Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.
•The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has terminated or furloughed certain employees and contractors in response to market conditions.
•Despite the temporary suspension of operations in Malaysia and Singapore early in fiscal 2021, operations continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. However, there can be no assurance that there will not be further suspensions in the future.
•The Company has a backlog of orders of approximately $11.0 million as of April 30, 2021, which is a decrease from the record amount at January 31, 2021, but an increase of approximately 9% from April 30, 2020.
•The Company has been successful in selling certain assets held for sale and expects to generate further liquidity from such transactions in fiscal 2022.
•The Company has declared and paid the quarterly dividend on its Series A Preferred Stock for the first quarter of fiscal 2022, and each quarter in fiscal 2021, but such quarterly dividends could be suspended in the future.
•Despite the challenging economic environment in fiscal 2021, the Company successfully expanded its authorized capital stock (See Note 15 - Corporate Restructuring) and raised approximately $4.6 million in new capital through the sale of common and preferred stock pursuant to the 2nd ATM Offering Program. Management expects to be able to raise further capital through the 2nd ATM Offering Program should the need arise.
•Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.

Based on the factors and actions available to the Company as discussed above, Management expects the Company to continue to meet its obligations as they arise over the next twelve months.
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
The Series A Preferred Stock has been issued in a June 2016 public offering, as consideration to Mitsubishi Heavy Industries, Ltd (“MHI”), and in the 1st and 2nd ATM Offering Programs. The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through April 30, 2021, we have issued 1,059,192 shares of our Series A Preferred Stock.
During the three months ended April 30, 2021, under the 2nd ATM Offering Program, the Company sold (i) 18,053 shares of Common Stock, resulting in net proceeds to the Company of approximately $42,000, after deducting offering costs and (ii) 20,960 shares of Series A Preferred Stock, resulting in net proceeds to the Company of approximately $503,000.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(2,807)	$929
Net cash provided by investing activities	179	1,239
Net cash used in financing activities	(33)	(559)
Effect of changes in foreign exchange rates on cash and cash equivalents	51	(138)
Net decrease in cash and cash equivalents	$(2,610)	$1,471

As of April 30, 2021, we had working capital of approximately $15.2 million, including cash and cash equivalents and restricted cash of approximately $2.0 million, as compared to working capital of approximately $19.0 million, including cash and cash equivalents and restricted cash of approximately $4.6 million, at January 31, 2021. Our working capital decreased during the first three months of fiscal 2022 as compared to the same period in fiscal 2021 due primarily to reductions in accounts receivable and an increase in accounts payable and accrued liabilities.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $2.8 million in the first three months of fiscal 2022 as compared to approximately $929,000 of cash provided by operating activities in the first three months of fiscal 2021. In the quarter ended April 30, 2021, the primary sources of cash used in operating activities was our net loss of $4.0 million, net of non-cash charges, including depreciation and amortization and provision for inventory obsolescence totaling approximately $1.0 million. In addition, the net change in working capital items, such as accounts receivable and accounts payable, decreased net cash used in operating activities by approximately $1.0 million.
Cash Flows from Investing Activities. Cash provided from investing activities decreased during the first three months of fiscal 2022 compared to the same period in the prior year. The decrease is primarily due to reduced proceeds from the sale of lease pool equipment and the sale of assets held for sale.
We had no proceeds from sale of lease pool equipment and assets held for sale during the first three months of fiscal 2022 compared to approximately $1.4 million in the first three months of fiscal 2021. Due to the decision to exit the Leasing Business we are currently seeking to sell the remaining equipment from our lease pool. However, there is no guarantee additional sales of lease pool equipment will occur. Accordingly, cash flow from the sale of lease pool equipment is unpredictable. Proceeds from any additional sales of lease pool equipment will be deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first three months of fiscal 2021 consisted of approximately $42,000 of proceeds from sales of Common Stock, approximately $503,000 of proceeds from sales of Preferred Stock, offset by approximately $576,000 of preferred stock dividend payments, as compared to approximately $559,000 of preferred stock dividend payments in the prior year period. Our 1st ATM Offering Program related to the Series A Preferred Stock was concluded in the fourth quarter of fiscal 2020. In September 2020, we launched the 2nd ATM Offering Program to sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of $0.01 par value Common Stock of the Company. During the three months ended April 30, 2021, under the 2nd ATM Offering Program, the Company sold (i) 18,053 shares of Common Stock, resulting in net proceeds to the Company of approximately $42,000, after deducting offering costs and (ii) 20,960 shares of Series A Preferred Stock, resulting in net proceeds to the Company of approximately $503,000.
As of April 30, 2021, we have no funded debt and no obligations containing restrictive financial covenants.
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
We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of April 30, 2021. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.
As of April 30, 2021, we had deposits in foreign banks equal to approximately $1.4 million all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies
Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no material changes to our critical accounting policies and estimates during the three-month period ended April 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in a number of foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Canadian dollars, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2021, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $427,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $43,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk
As of April 30, 2021, we have no interest-bearing bank debt on our balance sheet.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

MIND TECHNOLOGY, INC.

Date: June 3, 2021	/s/ Robert P. Capps
Robert P. Capps
Co-Chief Executive Officer,
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer)