Form 10-Q
period 2021-07-31
MIND TECHNOLOGY, INC
filed 2021-09-09
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,774,104 shares of common stock, $0.01 par value, were outstanding as of September 8, 2021.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	July 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,056	$4,611
Accounts receivable, net of allowance for doubtful accounts of $481 and $948 at July 31, 2021 and January 31, 2021, respectively	5,100	4,747
Inventories, net	11,928	11,453
Prepaid expenses and other current assets	1,190	1,659
Assets held for sale	3,312	4,321
Total current assets	23,586	26,791
Property and equipment, net	4,440	4,751
Operating lease right-of-use assets	1,568	1,471
Intangible assets, net	6,455	6,750
Total assets	$36,049	$39,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,148	$1,704
Deferred revenue	459	208
Accrued expenses and other current liabilities	2,651	2,912
Income taxes payable	1,002	1,041
Operating lease liabilities - current	567	1,008
Liabilities held for sale	705	963
Total current liabilities	7,532	7,836
Operating lease liabilities - non-current	1,001	463
Notes payable	—	850
Deferred tax liability	198	198
Total liabilities	8,731	9,347
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,223 and 1,038 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	27,606	23,104
Common stock, $0.01 par value; 40,000 shares authorized; 15,704 and 15,681 shares issued at July 31, 2021 and January 31, 2021, respectively	157	157
Additional paid-in capital	128,519	128,241
Treasury stock, at cost (1,931 and 1,929 shares at July 31, 2021 and January 31, 2021, respectively)	(16,862)	(16,860)
Accumulated deficit	(107,780)	(99,870)
Accumulated other comprehensive loss	(4,322)	(4,356)
Total stockholders’ equity	27,318	30,416
Total liabilities and stockholders’ equity	$36,049	$39,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Sale of marine technology products	$6,807	$5,086	$11,001	$8,273
Total revenues	6,807	5,086	11,001	8,273
Cost of sales:
Sale of marine technology products	4,583	3,069	8,234	5,772
Total cost of sales	4,583	3,069	8,234	5,772
Gross profit	2,224	2,017	2,767	2,501
Operating expenses:
Selling, general and administrative	3,378	2,988	7,195	5,942
Research and development	888	755	1,741	1,165
Impairment of intangible assets	—	—	—	2,531
Depreciation and amortization	557	700	1,223	1,430
Total operating expenses	4,823	4,443	10,159	11,068
Operating loss	(2,599)	(2,426)	(7,392)	(8,567)
Other income:
Other, net	57	—	1,004	56
Total other income	57	—	1,004	56
Loss from continuing operations before income taxes	(2,542)	(2,426)	(6,388)	(8,511)
(Provision) benefit for income taxes	(197)	530	(52)	188
Loss from continuing operations	(2,739)	(1,896)	(6,440)	(8,323)
Income (loss) from discontinued operations, net of income taxes	79	(4,708)	(204)	(4,923)
Net loss	$(2,660)	$(6,604)	$(6,644)	$(13,246)
Preferred stock dividends	(682)	(559)	(1,266)	(1,118)
Net loss attributable to common stockholders	$(3,342)	$(7,163)	$(7,910)	$(14,364)
Net loss per common share - Basic
Continuing operations	$(0.25)	$(0.20)	$(0.56)	$(0.78)
Discontinued operations	$0.01	$(0.39)	$(0.01)	$(0.40)
Net loss	$(0.24)	$(0.59)	$(0.57)	$(1.18)
Net loss per common share - Diluted
Continuing operations	$(0.25)	$(0.20)	$(0.56)	$(0.78)
Discontinued operations	$0.01	$(0.39)	$(0.01)	$(0.40)
Net loss	$(0.24)	$(0.59)	$(0.57)	$(1.18)
Shares used in computing net loss per common share:
Basic	13,774	12,182	13,767	12,177
Diluted	13,774	12,182	13,767	12,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(3,342)	$(7,163)	$(7,910)	$(14,364)
Changes in cumulative translation adjustment	(23)	82	34	(49)
Comprehensive loss	$(3,365)	$(7,081)	$(7,876)	$(14,413)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,644)	$(13,246)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(850)	—
Depreciation and amortization	1,226	3,210
Stock-based compensation	236	449
Impairment of intangible assets	—	2,531
Loss on disposal of discontinued operations	—	1,859
(Recovery) provision for doubtful accounts, net of charge offs	(453)	470
Provision for inventory obsolescence	350	234
Gross profit from sale of lease pool equipment	—	(1,326)
Gross profit from sale of other equipment	(155)	—
Deferred tax expense	—	263
Changes in:
Accounts receivable	(140)	4,404
Unbilled revenue	21	(9)
Inventories	(542)	(675)
Prepaid expenses and other current and long-term assets	(260)	766
Income taxes receivable and payable	(63)	—
Accounts payable, accrued expenses and other current liabilities	375	(1,583)
Deferred revenue	(292)	87
Net cash used in operating activities	(7,191)	(2,566)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	—	(110)
Purchases of property and equipment	(14)	(302)
Sale of used lease pool equipment	—	2,010
Sale of assets held for sale	484	—
Sale of a business	761	—
Net cash provided by investing activities	1,231	1,598
Cash flows from financing activities:
Purchase of treasury stock	(2)	—
Net proceeds from preferred stock offering	4,502	—
Net proceeds from common stock offering	43	—
Preferred stock dividends	(1,160)	(1,118)
Proceeds from PPP loans	—	1,607
Net cash provided by financing activities	3,383	489
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	22	(117)
Net decrease in cash, cash equivalents and restricted cash	(2,555)	(596)
Cash, cash equivalents and restricted cash, beginning of period	4,611	3,234
Cash, cash equivalents and restricted cash, end of period	$2,056	$2,638
Supplemental cash flow information:
Interest paid	$18	$23
Income taxes paid	$147	$246
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit		Total
Balances, January 31, 2021	15,681	$157	1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416
Net loss	—	—	—	—	—	—	(3,984)	—	(3,984)
Foreign currency translation	—	—	—	—	—	—	—	57	57
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	21	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	(584)	—	(584)
Common stock offerings	18	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	109	—	—	—	109
Balances, April 30, 2021	15,704	$157	1,059	$23,607	$128,403	$(16,862)	$(104,438)	$(4,299)	$26,568
Net loss	—	—	—	—	—	—	(2,660)	—	(2,660)
Foreign currency translation	—	—	—	—	—	—	—	(23)	(23)
Preferred stock offering	—	—	164	3,999	—	—	—	—	3,999
Common stock offerings	—	—	—	—	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	—	(682)	—	(682)
Stock-based compensation	—	—	—	—	115	—	—	—	115
Balances, July 31, 2021	15,704	$157	1,223	$27,606	$128,519	$(16,862)	$(107,780)	$(4,322)	$27,318

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

MIND TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware. Concurrent with the reincorporation the name of the Company was changed to MIND Technology, Inc. and the number of shares of common stock and preferred stock authorized for issuance was increased. See Note 15 - “Corporate Restructuring”, to the condensed consolidated financial statements.
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
The lingering impacts of the global pandemic and emerging supply chain disruptions have created uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. In addition, the Company has a history of operating losses and has had negative cash from operating activities. However, as of July 31, 2021, the Company has no funded debt or obligations containing financial covenants, working capital of approximately $16.1 million, including cash of approximately $2.1 million, backlog of firm orders of approximately $11.7 million, the ability, and plans, to reduce costs to maintain positive cash flow, additional equity available to raise further capital, and lease pool equipment being actively marketed for sale. Based on these factors, management expects the Company to continue to meet its obligations as they arise over the next twelve months.
2. Basis of Presentation
The condensed consolidated balance sheet as of January 31, 2021 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 (“fiscal 2021”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2021, the results of operations for the three and six months ended July 31, 2021 and 2020, the cash flows for the six months ended July 31, 2021 and 2020, and the statement of stockholders’ equity for the three and six months ended July 31, 2021 and 2020, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2022 (“fiscal 2022”).
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the consolidated balance sheets, income taxes payable, not related to discontinued operations has been reclassified from “Current liabilities held for sale” to “Current income taxes payable.”
3. Assets Held for Sale and Discontinued Operations
On July 27, 2020, the Board determined to exit the Leasing Business, which comprises essentially all operations of the Equipment Leasing segment. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the operations of the business are reported as discontinued operations as of July 31, 2021 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations in multiple transactions, which may involve the sale of legal entities, assets, or a combination of both, within the twelve months ending July 31, 2021.

The assets reported as held for sale consist of the following:

	July 31, 2021	January 31, 2021
Current assets of discontinued operations:
Accounts receivable, net	1,151	1,668
Inventories, net	68	352
Prepaid expenses and other current assets	120	150
Seismic equipment lease pool and property and equipment, net	1,973	2,151
Total assets of discontinued operations	$3,312	$4,321

The liabilities reported as held for sale consist of the following:

	July 31, 2021	January 31, 2021
Current liabilities of discontinued operations:
Accounts payable	$21	$59
Deferred revenue	73	73
Accrued expenses and other current liabilities	611	831
Total liabilities of discontinued operations	705	963

The results of operations from discontinued operations for the three and six months ended July 31, 2021 and 2020, consist of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Revenue from discontinued operations	$757	$1,230	$787	$5,418
Cost of sales:
Cost of discontinued operations	332	1,642	705	4,126
Operating expenses:
Selling, general and administrative	378	1,476	720	3,176
Provision for doubtful accounts	(2)	470	(445)	470
Depreciation and amortization	2	41	3	85
Total operating expenses	378	1,987	278	3,731
Operating income (loss)	47	(2,399)	(196)	(2,439)
Other income (expenses)	35	72	(4)	75
Loss on disposal (including $2,745 of cumulative translation loss)	—	(1,859)	—	(1,859)
Income (loss) before income taxes	82	(4,186)	(200)	(4,223)
Provision for income taxes	(3)	(522)	(4)	(700)
Net income (loss)	79	(4,708)	(204)	(4,923)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Six Months Ended July 31,
	2021	2020
Depreciation and amortization	$—	$1,771
Gross profit from sale of lease pool equipment	$—	$(1,324)
(Recovery) provisions for doubtful accounts	$(445)	$470
Loss on disposal of discontinued operations	$—	$1,859
Sale of used lease pool equipment	$—	$1,988
Sale of assets held for sale	$1,245	$—

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
5. Revenue from Contracts with Customers
The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue recognized at a point in time:	(in thousands)
Seamap	$5,256	$3,881	$8,169	$5,870
Klein	1,406	1,004	2,556	2,002
Total revenue recognized at a point in time	$6,662	$4,885	$10,725	$7,872
Revenue recognized over time:
Seamap	$145	$201	$276	$401
Total revenue recognized over time	145	201	276	401
Total revenue from contracts with customers	$6,807	$5,086	$11,001	$8,273

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
The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
United States	$219	$686	$578	$1,786
Europe	3,520	1,604	6,102	2,980
Middle East & Africa	675	221	689	297
Asia-Pacific	2,188	2,222	2,893	2,499
Canada & Latin America	205	353	739	711
Total revenue from contracts with customers	$6,807	$5,086	$11,001	$8,273

As of July 31, 2021, and January 31, 2021, contract assets and liabilities consisted of the following:

	July 31, 2021	January 31, 2021
Contract Assets:	(in thousands)
Unbilled revenue - current	$106	$85
Total unbilled revenue	$106	$85
Contract Liabilities:
Deferred revenue & customer deposits - current	$399	$691
Total deferred revenue & customer deposits	$399	$691
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
6. Balance Sheet - Continuing Operations

	As of July 31, 2021	As of January 31, 2021
	(in thousands)
Accounts receivable	$5,581	$5,695
Less allowance for doubtful accounts	(481)	(948)
Accounts receivable net of allowance for doubtful accounts	$5,100	$4,747

	July 31, 2021	January 31, 2021
	(in thousands)
Inventories:
Raw materials	$7,468	$6,905
Finished goods	3,455	3,466
Work in progress	2,404	2,445
	13,327	12,816
Less allowance for obsolescence	(1,399)	(1,363)
Total inventories, net	$11,928	$11,453

	July 31, 2021	January 31, 2021
	(in thousands)
Property and equipment:
Marine seismic service equipment	$4,157	$5,969
Land and buildings	4,422	4,354
Furniture and fixtures	9,899	9,750
Autos and trucks	491	491
	18,969	20,564
Accumulated depreciation and amortization	(14,529)	(15,813)
Total property and equipment, net	$4,440	$4,751
As of January 31, 2021, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment was recorded. Since January 31, 2021, there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of July 31, 2021.

7. Leases
The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, Colombia, United Kingdom and Canada. We negotiated the termination of our Colombia lease obligation during the current period.
Lease expense for the three and six months ended July 31, 2021 was approximately $291,000 and $600,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $10,000 and $10,000, respectively, for the three and six months ended July 31, 2021.

Supplemental balance sheet information related to leases as of July 31, 2021 and January 31, 2021 were as follows (in thousands):

Lease	July 31, 2021	January 31, 2021
Assets
Operating lease assets	$1,568	$1,471

Liabilities
Operating lease liabilities	$1,568	$1,471

Classification of lease liabilities
Current liabilities	$567	$1,008
Non-current liabilities	1,001	463
Total Operating lease liabilities	$1,568	$1,471
Lease-term and discount rate details as of July 31, 2021 and January 31, 2021 were as follows:

Lease term and discount rate	July 31, 2021	January 31, 2021
Weighted average remaining lease term (years)
Operating leases	1.26	1.09

Weighted average discount rate:
Operating leases	9.36%	10%
The incremental borrowing rate was calculated using the Company's weighted average cost of capital.
Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(600)	$(514)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$600	$514

Maturities of lease liabilities at July 31, 2021 were as follows (in thousands):

July 31, 2021
2022	$567
2023	667
2024	346
2025	134
2026	24
Thereafter	—
Total payments under lease agreements	$1,738

Less: imputed interest	(170)
Total lease liabilities	$1,568

8. Goodwill and Other Intangible Assets

	Weighted Average Life at 7/31/2021	July 31, 2021				January 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(7,060)	$—
Proprietary rights	6.4	$8,220	$(3,920)	$—	$4,300	$7,781	$(3,688)	$—	$4,093
Customer relationships	0.4	5,024	(4,748)	—	276	5,024	(4,513)	—	511
Patents	3.1	2,440	(1,653)	—	787	2,440	(1,528)	—	912
Trade name	4.8	894	(80)	(760)	54	894	(74)	(760)	60
Developed technology	4.4	1,430	(798)	—	632	1,430	(727)	—	703
Other	2.8	684	(278)	—	406	684	(213)	—	471
Amortizable intangible assets		$18,692	$(11,477)	$(760)	$6,455	$18,253	$(10,743)	$(760)	$6,750
As of January 31, 2021, the Company has recorded impairment expense equal to 100% of the gross carrying amount of goodwill. As a result, no further review of goodwill is required. On January 31, 2021, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair market value of intangible assets was greater than its carrying value. During the six months ended July 31, 2021, there have been no substantive indicators of impairment.
Aggregate amortization expense was $618,000 and $794,000 for the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2022	$588
2023	1,167
2024	1,032
2025	837
2026	700
Thereafter	2,131
Total	$6,455
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
The Loans, in the form of promissory notes (the “Notes”) dated May 1, 2020 issued by the Borrowers, were set to mature on May 1, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on November 1, 2020. The Notes stipulated various restrictions customary with this type of transaction including representations, warranties, and covenants, in addition to events of default, breaches of representation and warranties or other provisions of the Notes. In the event of default, the Borrowers would have become obligated to repay all amounts outstanding under the Notes. The Borrowers were permitted to prepay the Notes at any time prior to maturity with no prepayment penalties.

Under the terms of the PPP, funds from the Loans could only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loans could be forgiven if the funds were used to pay qualifying expenses.
In January 2021, the Loan granted to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In February 2021, the Loan granted to Klein in the amount of approximately $850,000 was also forgiven, resulting in other income of that amount. As of July 31, 2021, the Company had no outstanding balance under the Loans.
10. Income Taxes
For the six months ended July 31, 2021, the income tax expense from continuing operations was approximately $52,000 on a pre-tax net loss from continuing operations of $6.4 million. For the six months ended July 31, 2020, the benefit for income taxes from continuing operations was approximately $188,000 on a pre-tax net loss from continuing operations of $8.5 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.
The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January

31, 2018 through 2021. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ended January 31, 2016 through 2021. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2016 through 2021.
The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2021. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2021.
For the six months ended July 31, 2021 and 2020, the Company did not recognize any tax expense or benefit related to uncertain tax positions.
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
The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	13,774	12,182	13,767	12,177
Stock options	79	3	58	1
Unvested restricted stock	29	10	18	5
Total weighted average common share equivalents	108	13	76	6
Diluted weighted average common shares outstanding	13,882	12,195	13,843	12,183

For the three and six months ended July 31, 2021 and 2020, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.
12. Related Party Transaction
On October 7, 2016, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”). On December 18, 2019, the Company and Agent entered into an Amended and Restated equity distribution agreement (the “1st Equity Distribution Agreement”). Pursuant to the 1st Equity Distribution Agreement, the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Preferred Stock”), through an at-the-market offering program (the “1st ATM Offering Program”) administered by the Agent. The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of our Board. Under the 1st Equity Distribution Agreement, the Agent was entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock under the 1st ATM Offering Program. As of January 31, 2020, we had issued 994,046 shares of Series A Preferred for which the Agent was entitled to compensation, including 100% of the Preferred Stock available for sale through the 1st Equity Distribution Agreement.
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
During the three- and six-month periods ended July 31, 2021, the Company sold 163,780 and 184,740 shares of Preferred Stock under the 2nd ATM Offering Program, respectively. Net proceeds from these sales for the three and six months ended July 31, 2021, were approximately $4.0 million and $4.5 million, respectively, and the Agent received compensation of approximately $82,000 and 92,000,respectively. The Non-Executive Chairman of the Board received no portion of this compensation.
During the three- and six-month periods ended July 31, 2021, the Company sold 362 and 18,415 shares of Common Stock under the 2nd ATM Offering Program, respectively. Net proceeds from these sales for the three and six months ended July 31, 2021, were approximately $1,000 and $43,000. Compensation to the Agent during this period was approximately $1,000, none of which was received by the Non-Executive Chairman of the Board.

13. Equity and Stock-Based Compensation
During the three months ended July 31, 2021, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. As of July 31, 2021, there are 1,223,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $30.6 million. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six months ended July 31, 2021 was approximately $115,000 and $224,000, respectively, and during the three and six months ended July 31, 2020 was approximately $219,000 and $449,000, respectively.
14. Segment Reporting
With the designation of the Equipment Leasing segment as discontinued operations as of July 31, 2020, the Company operates in one segment, Marine Technology Products. As a result, no segment reporting is required. The Marine Technology Products business is engaged in the design, manufacture and sale of state-of-the-art seismic and offshore telemetry systems. Manufacturing, support and sales facilities are maintained in the United Kingdom, Singapore, Malaysia and the states of New Hampshire and Texas.
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

16. Subsequent Event

Subsequent to July 31,2021, we completed an agreement for the sale of lease pool equipment reported as Assets Held for Sale (see Note 3 – “Assets Held for Sale and Discontinued Operations” for additional details) in our condensed consolidated financial statements. Under the terms of the agreement the Company will receive total proceeds of approximately $4.5 million, with approximately $2.5 million paid at closing and the balance of approximately $2.0 million paid before the end of fiscal 2022.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “may,” “will,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•risks associated with our manufacturing operations including availability and reliability of materials and components as well the reliability of the products that we manufacture and sell;
•loss of significant customers;
•the impact of disruptions in global supply chains due to the COVID-19 pandemic and other factors, including certain components and materials becoming unavailable, increased lead times for components and materials, as well as increased costs for such items;
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
•inability to obtain funding or to obtain funding under acceptable terms; and
•fluctuations in demand for seismic data, which is dependent on the level of spending by oil and gas companies for exploration, production and development activities, and may potentially negatively impact the value of our assets held for sale.
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

Revenue from the Marine Technology Products business includes sales of Seamap equipment and sales of Klein equipment. This business operates from locations near Bristol, United Kingdom, Salem, New Hampshire, Huntsville, Texas, Johor, Malaysia and in Singapore.

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
Management believes that the performance of our Marine Technology Products business is indicated by revenues from product sales and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA
Net loss from continuing operations	$(2,739)	$(1,896)	$(6,440)	$(8,323)
Interest income, net	(9)	—	—	—
Depreciation and amortization	557	714	1,223	1,479
(Benefit) provision for income taxes	197	(530)	52	(188)
EBITDA from continuing operations (1)	(1,994)	(1,712)	(5,165)	(7,032)
Non-cash foreign exchange losses	33	33	82	44
Stock-based compensation	115	219	236	449
Impairment of intangible assets	—	—	—	2,531
Adjusted EBITDA from continuing operations (1)	$(1,846)	$(1,460)	$(4,847)	$(4,008)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash used in operating activities	$(4,384)	$(3,495)	$(7,191)	$(2,566)
PPP loan forgiveness	—	—	850	—
Stock-based compensation	(115)	(219)	(236)	(449)
Provision for inventory obsolescence	(23)	(23)	(45)	(45)
Changes in accounts receivable (current and long-term)	1,570	(46)	466	(3,181)
Interest paid	—	12	—	23
Taxes paid, net of refunds	116	97	147	246
Gross profit from sale of other equipment	75	—	155	—
Changes in inventory	(218)	143	523	699
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	588	1,100	(332)	756
Impairment of intangible assets	—	—	—	(2,531)
Changes in prepaid expenses and other current and long-term assets	333	(310)	500	(469)
Other	64	1,029	(2)	485
EBITDA from continuing operations (1)	$(1,994)	$(1,712)	$(5,165)	$(7,032)

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
Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and other unforeseen circumstances such as the Pandemic. See Part II, Item 1A-- “Risk Factors.”
Business Outlook
The Pandemic has created significant uncertainty in the global economy, which we believe has had an adverse effect on the Company’s business, financial position, results of operations and liquidity. We believe the resulting uncertainty caused many customers to delay purchasing decisions. Furthermore, travel restrictions limited our ability to interact with customers and to demonstrate our products. Similar restrictions, we believe, caused delays in certain governmental evaluation programs involving our technology. Recently we have seen indications of improving activity and the relaxation of Pandemic related restrictions in some areas. However, the time frame for which disruptions related to the Pandemic will continue is uncertain, as is the magnitude of any adverse impacts. In fiscal 2021, we were required to temporarily shutdown our facilities in Malaysia and Singapore on March 17, 2020, and April 7, 2020, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020. However, travel between our Singapore and Malaysia facilities is limited, which has made management and coordination more difficult. In addition, Singapore reimposed certain workplace restrictions in May 2021. While we are able to maintain full operation, we are required to rotate personnel and allow some personnel to work remotely.

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

Recently, we have begun to experience difficulties in our global supply chain. Lead times for some components and materials have increased as have prices for some items. Additionally, some components and materials are not readily available and shipping times and costs have increased, particularly for ocean freight. We believe these issues will be temporary but there can be no assurance of that and these conditions could have an adverse effect on our operations and financial results.

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

In the fourth quarter of fiscal 2021 we began to experience an increase in orders and inquiries for marine exploration applications, particularly for our source controller products. Our GunLink seismic source controllers have certain capabilities that we believe are unique and that increasingly certain of these capabilities are required of operators of seismic exploration vessels. Based on this, and on discussions with current and potential customers, we believe demand for our GunLink source controllers will continue, although there can be no assurance of this. Furthermore, during the first quarter of fiscal 2022, we entered into an indefinite quantity, indefinite delivery supply agreement with a major international marine seismic contractor. We expect the arrangement to result in additional sales of our source controller products. Based on discussion with a particular customer, we expect to receive an order for a source controller and other related equipment related to a new build vessel. We continue to pursue a number of other opportunities and believe there is a general uptick in activity in this market.

In recent months, we have continued to experience significant inquiries and bid activity for our other marine technology products and have conducted a number of demonstrations for various customers, including the U.S. Navy. However, we believe many customers have delayed purchase commitments due to the uncertainty in the global economy. Accordingly, we have not experienced the number of firm orders that we would have normally expected from the current level of inquiries and bid activity. As of July 31, 2021, our backlog of firm orders for our Marine Technology Products business was approximately $11.7 million, as compared to approximately $14.1 million as of January 31, 2021 and $7.6 million at July 31, 2020. We expect essentially all of these orders to be completed within fiscal 2022 and therefore expect revenues from continuing operations in fiscal 2022 to exceed those backlog of fiscal 2021. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Going forward we intend to address three primary markets in our Marine Technology Products business :
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

Earlier this year, we introduced a product line of sonar systems, referred to as AUV-MakoTM specifically focused on the rapidly growing autonomous vehicle market. In addition, in fiscal 2021 we entered into an agreement with a major European defense contractor for the joint offering of synthetic aperture sonar (“SAS”). We believe that each of these initiatives can significantly expand our serviceable market. Also, during fiscal 2021, we began development of passive sonar arrays based on our SeaLink technology. We believe this technology is well suited for maritime security applications such as anti-submarine warfare, particularly in applications involving unmanned vessels.

Recently, we have noted an increase in inquiries and bids for our single-beam and multi-beam sonar systems. As a result, we expect improvement in this portion of our business in the second half of fiscal 2022 and beyond. However, there can be no assurance of any such improvement or the magnitude of such.
We are also pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the most of our revenues have been from commercial customers; however, we believe the proportion of revenue related to military or governmental customers will increase in the future.
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

In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:
•Development of side-scan sonar and other sensor systems specifically for unmanned vehicles, including integration of our MA-X technology;
•Development of SAS sonar systems in cooperation with a major European defense contractor; and
•Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

In fiscal 2021 we took steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures, in response to the effects of the Pandemic on the economic environment. Should the effects of the Pandemic continue through the second half of fiscal 2022 or beyond, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.
Results of Continuing Operations

Revenues for the three months ended July 31, 2021 were approximately $6.8 million compared to approximately $5.1 million for the three months ended July 31, 2020. For the six months ended July 31, 2021, revenues were approximately $11.0 million, compared to approximately $8.3 million for the six months ended July 31, 2020. We believe the increase in fiscal 2022 periods is due in large part to lifting of restrictions on commerce that were present in the prior period as a result of the Pandemic. For the three months ended July 31, 2021, we generated an operating loss of approximately $2.6 million, compared to an operating loss of approximately $2.4 million for the three months ended July 31, 2020. For the six months ended July 31, 2021, we generated an operating loss of approximately $7.4 million, compared to an operating loss of approximately $8.6 million for the six months ended July 31, 2020. The operating loss during the three-month periods ended July 31, 2021 and July 31, 2020 were relatively flat. The decrease in operating loss during the six-month period ended July 31, 2021 is primarily attributable to a non-recurring goodwill impairment charge related to our Seamap reporting unit in the prior year period. In addition, the current quarter operating loss was impacted by higher research and development and general and administrative costs. A more detailed explanation of these variations follows.

Revenues and Cost of Sales
Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenues:
Seamap	$5,402	$4,080	$8,446	$6,293
Klein	1,408	1,003	2,564	2,244
Intra-business sales	(3)	—	(9)	(242)
	6,807	5,083	11,001	8,295
Cost of sales:
Seamap	3,293	2,281	5,890	4,175
Klein	1,293	785	2,353	1,861
Intra-business sales	(3)	—	(9)	(242)
	4,583	3,066	8,234	5,794
Gross profit	$2,224	$2,017	$2,767	$2,501
Gross profit margin	33%	40%	25%	30%
A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. We believe the increase in Seamap revenues is due in large part to lifting of commerce restrictions, previously caused by the Pandemic, including the temporary shutdown of our production facilities in the prior period. Revenues in the second quarter of fiscal 2022 increased when compared to second quarter of fiscal 2021. We believe lingering effects of the Pandemic and the resulting impact on the global supply chain has impacted certain of our customers. In some cases, customers have delayed placing or accepting orders. We believe that delays in these customers receiving related products and materials from other supplier have contributed to these delays. Nonetheless, we did experience an increase in deliveries and associated revenues in this area as we executed certain orders previously received. Based on our remaining backlog and on-going order activity, we expect further improvement in the second half of fiscal 2022. The gross profit and gross profit margins generated by sales of Seamap products were approximately $2.1 million and 39% in the second quarter of fiscal 2022 and approximately $1.8 million and 44% in the second quarter of fiscal 2021. The decrease in gross profit margins between the periods is due primarily to the mix of products and services sold in the respective periods.
Revenue from the sale of Klein products was approximately $1.4 million for the second quarter of fiscal 2022 versus approximately $1.0 million in the prior year period. Gross profit was approximately $115,000 and $218,000 for the second quarter of fiscal 2022 and 2021, respectively. The decline in gross profit in the second quarter of fiscal 2022 was due mainly to lower absorption of overhead costs and higher product testing and sustaining engineering activity during the period.

Operating Expenses
General and administrative expenses for the three months ended July 31, 2021, increased to approximately $3.3 million from approximately $3.0 million for the three months ended July 31, 2020. General and administrative expenses for the six months ended July 31, 2021 increased approximately $1.3 million to $7.2 million compared to $5.9 million for the six months ended July 31, 2020. The increase in is primarily due to certain recurring general and administrative operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., reported in discontinued operations in the prior year comparative periods, but are being reported in continuing operations in the current fiscal year as we wind-down and dispose of our discontinued operations. Current period costs also reflect increases in compensation and benefits costs, travel and entertainment expense and professional fees. In addition, the prior year comparative periods included the benefit of governmental rent and payroll subsidies in several international locations that have been significantly reduced or eliminated in the current fiscal year.
Research and development costs remained relatively flat at approximately $888,000 in the three-month period ended July 31, 2021, as compared to approximately $755,000 in the three-month period ended July 31, 2020. Research and development costs increased to approximately $1.7 million in the six-month period ended July 31, 2021, as compared to approximately $1.2 million in the prior year period ended. The increase in these costs reflects activity in the strategic initiatives noted above, including our SAS system, passive sonar arrays and sensor packages specifically for unmanned systems.
Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $557,000 and $1.2 million in the three- and six-month periods ended July 31, 2021, respectively, as compared to approximately $700,000 and $1.4 million in the three- and six-month periods ended July 31, 2020, respectively. The lower depreciation and amortization expense in the three- and six-month periods of fiscal 2022 is due primarily to assets becoming fully depreciated over time.

During the six months ended July 31, 2021, it was determined that there were no substantive indicators of impairment. During the first quarter of fiscal 2021, due to deterioration in macroeconomic factors and a decline in the market value of our equity securities subsequent to January 31, 2020, we concluded that goodwill associated with our Seamap business was impaired and recorded an impairment charge of approximately $2.5 million.
Provision for Income Taxes
For the six months ended July 31, 2021, we reported tax expense of approximately $52,000 on pre-tax net loss of approximately $6.4 million from continuing operations, and for the six months ended July 31, 2020, we reported tax benefit of approximately $188,000 on pre-tax net loss of approximately $8.5 million from continuing operations. Our recorded tax expense and benefit in the six-month periods ended July 31, 2021, and 2020, respectively, are less than the benefit that would be derived by applying the applicable statutory rate to the net loss before tax from continuing operations in each of these periods, due mainly to the effect of permanent differences between book and taxable income, foreign withholding taxes, and recording valuation allowances against increases in our deferred tax assets.
Results of Discontinued Operations
Revenues and cost of sales from our Equipment Leasing business were comprised of the following:

	For the Three Months Ended July 31,		For the For the Six Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Equipment leasing	757	622	787	3,197
Lease pool equipment sales	—	573	—	2,010
Other equipment sales	—	35	—	211
	757	1,230	787	5,418
Cost of sales:
Direct costs-equipment leasing	332	762	705	1,607
Lease pool depreciation	—	772	—	1,698
Cost of lease pool equipment sales	—	98	—	684
Cost of other equipment sales	—	10	—	137
	332	1,642	705	4,126
Gross profit (loss)	425	(412)	82	1,292
Operating expenses:
Selling, general and administrative	378	1,476	720	3,176
Provision for doubtful accounts	(2)	470	(445)	470
Depreciation and amortization	2	41	3	85
Total operating expenses	378	1,987	278	3,731
Operating loss	47	(2,399)	(196)	(2,439)
Other income (expenses)	35	72	(4)	75
Loss on disposal (including $2,745 of cumulative translation loss)	—	(1,859)	—	(1,859)
Income (loss) before income taxes	82	(4,186)	(200)	(4,223)
Provision for income taxes	(3)	(522)	(4)	(700)
Net income (loss)	79	(4,708)	(204)	(4,923)

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
Revenue from discontinued operations during the second quarter of fiscal 2022 decreased to $757,000, compared to $1.2 million for the second quarter of fiscal 2021. The reduction in revenue is due to the curtailment of equipment leasing activity as a result of the decision to exit the Leasing Business and the change in treatment of lease pool sales as discussed above.
Direct costs related to Equipment Leasing dropped to approximately $332,000 for the second quarter of fiscal year 2022 from approximately $762,000 reported in the same period of fiscal 2021. For the three- and six-month periods ended July 31, 2021, lease pool depreciation decreased approximately $772,000 and $1.7 million from the three- and six month periods ended July 31, 2020, because we are no longer recording lease pool depreciation on discontinued operations.
Selling, general and administrative costs related to the Leasing Business decreased to approximately $720,000 in the six months ended July 31, 2021, from approximately $3.2 million in the same period one year ago. The reduction in selling, general and administrative expense is due to permanent headcount reductions, closing and downsizing facilities, and lower overall operating costs due to the significant decline in activity. In addition, the current period general and administrative costs from discontinued operations excludes certain personnel, facility and overhead costs which are included in continuing operations for the six months ended July 31, 2021.
Our tax expense from discontinued operations for the three- and six-month periods ended July 31, 2021, was approximately $3,000 and $4,000, respectively, on pre-tax net income of approximately $82,000 for the three-month period and a pre-tax net loss of approximately $200,000 for the six-month period. For the three and six months ended July 31, 2020, we reported tax expense of approximately $522,000 and $700,000, respectively, on pre-tax net loss from discontinued operations of approximately $4.2 million for both periods. We recorded tax expense in the six-month periods ended July 31, 2021 and 2020, despite generating a pre-tax net loss from discontinued operations, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.
Subsequent to July 31,2021, we completed an agreement for the sale of lease pool equipment reported as Assets Held for Sale (see Note 3 – “Assets Held for Sale and Discontinued Operations” for additional details) in our condensed consolidated financial statements. Under the terms of the agreement the Company will receive total proceeds of approximately $4.5 million, with approximately $2.5 million paid at closing and the balance of approximately $2.0 million paid before the end of fiscal 2022.
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
•The Company has working capital of approximately $16.1 million as of July 31, 2021, including cash of approximately $2.1 million.
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
•The Company has a backlog of orders of approximately $11.7 million as of July 31, 2021, which is a decrease from the record amount at January 31, 2021, but an increase of approximately 54% from July 31, 2020.
•The Company has been successful in selling certain assets held for sale Subsequent to July 31, 2021, the Company completed an asset sale for total proceeds of approximately $4.5 million, all of which we expect to receive in fiscal 2022.
•The Company has declared and paid the quarterly dividend on its Preferred Stock for the first and second quarter of fiscal 2022, and each quarter in fiscal 2021, but such quarterly dividends could be suspended in the future.
•Despite the challenging economic environment in fiscal 2021, the Company successfully expanded its authorized capital stock (See Note 15 - “Corporate Restructuring”) and raised approximately $4.5 million in new capital through the sale of Common Stock and Preferred Stock pursuant to the 2nd ATM Offering Program. Management expects to be able to raise further capital through the 2nd ATM Offering Program should the need arise.
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
The Preferred Stock has been issued in a June 2016 public offering, as consideration to Mitsubishi Heavy Industries, Ltd (“MHI”), and in the 1st and 2nd ATM Offering Programs. The Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through July 31, 2021, we have issued 1,222,972 shares of our Preferred Stock.
During the six months ended July 3, 2021, under the 2nd ATM Offering Program, the Company sold (i) 18,415 shares of Common Stock, resulting in net proceeds to the Company of approximately $43,000, after deducting offering costs and (ii) 184,740 shares of Series A Preferred Stock, resulting in net proceeds to the Company of approximately $4.5 million.
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(7,191)	$(2,566)
Net cash provided by investing activities	1,231	1,598
Net cash provided by financing activities	3,383	489
Effect of changes in foreign exchange rates on cash and cash equivalents	22	(117)
Net decrease in cash and cash equivalents	$(2,555)	$(596)

As of July 31, 2021, we had working capital of approximately $16.1 million, including cash and cash equivalents and restricted cash of approximately $2.1 million, as compared to working capital of approximately $19.0 million, including cash and cash equivalents and restricted cash of approximately $4.6 million, at January 31, 2021. Our working capital decreased during the first six months of fiscal 2022 as compared to January 31, 2021 due primarily to reductions in cash, assets held for sale and an increase in accounts payable.
Cash Flows from Operating Activities. Net cash used in operating activities was approximately $7.2 million in the first six months of fiscal 2022 as compared to approximately $2.6 million of cash used in operating activities in the first six months of fiscal 2021. [In the quarter ended July 31, 2021, the primary sources of cash used in operating activities was our net loss of $6.6 million, net of non-cash charges, including depreciation, amortization and provision for inventory obsolescence totaling approximately $1.5 million. In addition, the net change in working capital items, such as accounts receivable and accounts payable, increased net cash used in operating activities by approximately $4.6 million.
Cash Flows from Investing Activities. Cash provided from investing activities decreased during the first six months of fiscal 2022 compared to the same period in the prior year. The decrease is primarily due to lower proceeds from the sale of Assets Held for Sale in fiscal 2022 as compared to proceeds from the sale of lease pool equipment in fiscal 2021.
We had $1.2 million of proceeds from sale of assets held for sale during the first six months of fiscal 2022 compared to approximately $2.0 million of proceeds from the sale of lease pool equipment in the first six months of fiscal 2021. Due to the decision to exit the Leasing Business we are currently seeking to sell the remaining equipment from our lease pool, which is currently classified as Assets Held for Sale. However, there is no guarantee additional sales of Assets Held for Sale will occur. Accordingly, cash flow from the sale of Assets Held for Sale is unpredictable. Proceeds from any additional sales of Assets Held for Sale will be deployed in other areas of our business or used for general corporate purposes.
Cash Flows from Financing Activities. Net cash provided by financing activities in the first six months of fiscal 2021 consisted of approximately $43,000 of proceeds from sales of Common Stock, approximately $4.5 million of proceeds from sales of Preferred Stock, offset by approximately $1.2 million of Preferred Stock dividend payments. Our 1st ATM Offering Program related to the Preferred Stock was concluded in fiscal 2020. In the third quarter of fiscal 2021, we launched the 2nd ATM Offering Program to sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock.
As of July 31, 2021, we have no funded debt and no obligations containing restrictive financial covenants.
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
We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of July 31, 2021. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.
As of July 31, 2021, we had deposits in foreign banks equal to approximately $669,000 all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies
Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no material changes to our critical accounting policies and estimates during the three- and six-month periods ended July 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.
Foreign Currency Risk
We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2021, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $185,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $19,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk
As of July 31, 2021, we have no interest-bearing bank debt on our balance sheet.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of July 31, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.
(b)Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
Not applicable.
Item 6. Exhibits
Exhibits
The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1

3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.3

3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4

3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5

3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	3.1

3.5	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1

3.6	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.2

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1	Third Amendment to the MIND Technology, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to MIND Technology, Inc.’s Form S-8 filed with the SEC on September 9, 2021.	333-259414	10.1

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: September 9, 2021	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)