Form 10-Q
period 2021-10-31
MIND TECHNOLOGY, INC
filed 2021-12-10
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: [13,774,104] shares of common stock, $0.01 par value, were outstanding as of December 9, 2021.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$622	$4,611
Accounts receivable, net of allowance for doubtful accounts of $481 and $948 at October 31, 2021 and January 31, 2021, respectively	9,478	4,747
Inventories, net	11,498	11,453
Prepaid expenses and other current assets	1,157	1,659
Assets held for sale	588	4,321
Total current assets	23,343	26,791
Property and equipment, net	4,346	4,751
Operating lease right-of-use assets	1,424	1,471
Intangible assets, net	6,190	6,750
Total assets	$35,303	$39,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,190	$1,704
Deferred revenue	314	208
Accrued expenses and other current liabilities	3,396	2,912
Income taxes payable	1,060	1,041
Operating lease liabilities - current	308	1,008
Liabilities held for sale	861	963
Total current liabilities	9,129	7,836
Operating lease liabilities - non-current	1,116	463
Notes payable	—	850
Deferred tax liability	198	198
Total liabilities	10,443	9,347
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,250 and 1,038 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	28,248	23,104
Common stock, $0.01 par value; 40,000 shares authorized; 15,704 and 15,681 shares issued at October 31, 2021 and January 31, 2021, respectively	157	157
Additional paid-in capital	128,702	128,241
Treasury stock, at cost (1,931 and 1,929 shares at October 31, 2021 and January 31, 2021, respectively)	(16,862)	(16,860)
Accumulated deficit	(111,046)	(99,870)
Accumulated other comprehensive loss	(4,339)	(4,356)
Total stockholders’ equity	24,860	30,416
Total liabilities and stockholders’ equity	$35,303	$39,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Sale of marine technology products	$8,347	$6,541	$19,348	$14,814
Total revenues	8,347	6,541	19,348	14,814
Cost of sales:
Sale of marine technology products	5,177	4,267	13,411	10,039
Total cost of sales	5,177	4,267	13,411	10,039
Gross profit	3,170	2,274	5,937	4,775
Operating expenses:
Selling, general and administrative	3,903	2,973	11,098	8,915
Research and development	826	912	2,567	2,077
Impairment of intangible assets	—	—	—	2,531
Depreciation and amortization	494	662	1,717	2,092
Total operating expenses	5,223	4,547	15,382	15,615
Operating loss	(2,053)	(2,273)	(9,445)	(10,840)
Other income:
Other, net	33	12	1,037	68
Total other income	33	12	1,037	68
Loss from continuing operations before income taxes	(2,020)	(2,261)	(8,408)	(10,772)
(Provision) benefit for income taxes	(59)	(109)	(111)	79
Loss from continuing operations	(2,079)	(2,370)	(8,519)	(10,693)
Loss from discontinued operations, net of income taxes	(499)	(1,220)	(703)	(6,143)
Net loss	$(2,578)	$(3,590)	$(9,222)	$(16,836)
Preferred stock dividends	(688)	(559)	(1,954)	(1,677)
Net loss attributable to common stockholders	$(3,266)	$(4,149)	$(11,176)	$(18,513)
Net loss per common share - Basic
Continuing operations	$(0.20)	$(0.24)	$(0.76)	$(1.01)
Discontinued operations	$(0.04)	$(0.10)	$(0.05)	$(0.50)
Net loss	$(0.24)	$(0.34)	$(0.81)	$(1.51)
Net loss per common share - Diluted
Continuing operations	$(0.20)	$(0.24)	$(0.76)	$(1.01)
Discontinued operations	$(0.04)	$(0.10)	$(0.05)	$(0.50)
Net loss	$(0.24)	$(0.34)	$(0.81)	$(1.51)
Shares used in computing net loss per common share:
Basic	13,774	12,313	13,769	12,223
Diluted	13,774	12,313	13,769	12,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(3,266)	$(4,149)	$(11,176)	$(18,513)
Changes in cumulative translation adjustment	(17)	11	17	(38)
Comprehensive loss	$(3,283)	$(4,138)	$(11,159)	$(18,551)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,222)	$(16,836)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(850)	—
Depreciation and amortization	1,721	3,920
Stock-based compensation	419	562
Impairment of intangible assets	—	2,531
Loss on disposal of discontinued operations	—	1,859
(Recovery) provision for doubtful accounts, net of charge offs	(453)	470
Provision for inventory obsolescence	388	256
Gross profit from sale of lease pool equipment	—	(1,326)
Gross profit from sale of other equipment	(155)	(303)
Deferred tax expense	—	(32)
Changes in:
Accounts receivable	(4,444)	3,640
Unbilled revenue	(27)	(6)
Inventories	(183)	762
Prepaid expenses and other current and long-term assets	(293)	1,065
Income taxes receivable and payable	3	390
Accounts payable, accrued expenses and other current liabilities	1,696	(1,827)
Deferred revenue	172	72
Net cash used in operating activities	(11,228)	(4,803)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	—	(110)
Purchases of property and equipment	(139)	(64)
Sale of used lease pool equipment	—	2,010
Sale of assets held for sale	3,187	734
Sale of a business	761	—
Net cash provided by investing activities	3,809	2,570
Cash flows from financing activities:
Purchase of treasury stock	(2)	—
Net proceeds from preferred stock offering	5,145	—
Net proceeds from common stock offering	43	1,291
Preferred stock dividends	(1,842)	(1,118)
Proceeds from PPP loans	—	1,607
Net cash provided by financing activities	3,344	1,780
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	86	(117)
Net decrease in cash, cash equivalents and restricted cash	(3,989)	(570)
Cash, cash equivalents and restricted cash, beginning of period	4,611	3,234
Cash, cash equivalents and restricted cash, end of period	$622	$2,664
Supplemental cash flow information:
Interest paid	$26	$34
Income taxes paid	$149	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2021	15,681	$157	1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416
Net loss	—	—	—	—	—	—	(3,984)	—	(3,984)
Foreign currency translation	—	—	—	—	—	—	—	57	57
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	21	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	(584)	—	(584)
Common stock offerings	18	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	109	—	—	—	109
Balances, April 30, 2021	15,704	$157	1,059	$23,607	$128,403	$(16,862)	$(104,438)	$(4,299)	$26,568
Net loss	—	—	—	—	—	—	(2,660)	—	(2,660)
Foreign currency translation	—	—	—	—	—	—	—	(23)	(23)
Preferred stock offering	—	—	164	3,999	—	—	—	—	3,999
Common stock offerings	—	—	—	—	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	—	(682)	—	(682)
Stock-based compensation	—	—	—	—	115	—	—	—	115
Balances, July 31, 2021	15,704	$157	1,223	$27,606	$128,519	$(16,862)	$(107,780)	$(4,322)	$27,318
Net loss	—	—	—	—	—	—	(2,578)	—	(2,578)
Foreign currency translation	—	—	—	—	—	—	—	(17)	(17)
Preferred stock offering	—	—	27	642	—	—	—	—	642
Common stock offerings	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(688)	—	(688)
Stock-based compensation	—	—	—	—	183	—	—	—	183
Balances, October 31, 2021	15,704	$157	1,250	$28,248	$128,702	$(16,862)	$(111,046)	$(4,339)	$24,860

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2020	14,097	$141	$994	$22,104	$123,964	$(16,860)	$(77,310)	$(4,387)	$47,652
Net loss	—	—	—	—	—	—	(6,642)	—	(6,642)
Foreign currency translation	—	—	—	—	—	—	—	(131)	(131)
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	230	—	—	—	230
Balances, April 30, 2020	14,097	$141	$994	$22,104	$124,194	$(16,860)	$(84,511)	$(4,518)	$40,550
Net loss	—	—	—	—	—	—	(6,604)	—	(6,604)
Foreign currency translation	—	—	—	—	—	—	—	82	82
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Stock-based compensation	—	—	—	—	219	—	—	—	219
Balances, July 31, 2020	14,097	$141	994	$22,104	$124,413	$(16,860)	$(91,674)	$(4,436)	$33,688
Net loss	—	—	—	—	—	—	(3,590)	—	(3,590)
Foreign currency translation	—	—	—	—	—	—	—	11	11
Preferred stock dividends	—	—	—	—	—	—	(559)	—	(559)
Common stock offerings	676	7	—	—	1,284	—	—	—	1,291
Stock-based compensation	—	—	—	—	113	—	—	—	113
Balances, October 31, 2020	14,773	$148	994	$22,104	$125,810	$(16,860)	$(95,823)	$(4,425)	$30,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company effectuated a reincorporation to the state of Delaware. Concurrent with the reincorporation the name of the Company was changed to MIND Technology, Inc. and the number of shares of common stock and preferred stock authorized for issuance was increased. See Note 16 - “Corporate Restructuring”, to the condensed consolidated financial statements.

The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide (the “Leasing Business”). Effective July 31, 2020, the Leasing Business has been classified as held for sale and the financial results reported as discontinued operations (see Note 3 – “Assets Held for Sale and Discontinued Operations” for additional details). All intercompany transactions and balances have been eliminated in consolidation.

The lingering impacts of the global pandemic and emerging supply chain disruptions have created uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. In addition, the Company has a history of generating operating losses and negative cash from operating activities. However, as of October 31, 2021, the Company has no funded debt or obligations containing financial covenants, working capital of approximately $14.2 million, including cash of approximately $622,000, backlog of firm orders of approximately $10.0 million, the ability, and plans, to reduce costs to maintain positive cash flow, additional equity available to raise further capital, and lease pool equipment being actively marketed for sale. In addition, on November 12, 2021, the Company issued 432,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Preferred Stock”) pursuant to an underwritten public offering. The Company has received net proceeds of approximately $9.5 million after underwriting discounts and other costs (see Note 17 – “Subsequent Event” for additional details). Based on these factors, management expects the Company to continue to meet its obligations as they arise over the next twelve months.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2021 for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 (“fiscal 2021”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2021, the results of operations for the three and nine months ended October 31, 2021 and 2020, the cash flows for the nine months ended October 31, 2021 and 2020, and the statement of stockholders’ equity for the three and nine months ended October 31, 2021 and 2020, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2022 (“fiscal 2022”).

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the consolidated balance sheets, income taxes payable, not related to discontinued operations has been reclassified from “Current liabilities held for sale” to “Current income taxes payable.”

3. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business, which comprised essentially all operations of the Equipment Leasing segment. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the operations of the business are reported as discontinued operations as of October 31, 2021 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending July 31, 2021. The Company now believes it will complete the process by January 31, 2022.

The assets reported as held for sale consist of the following:

	October 31, 2021	January 31, 2021
Current assets of discontinued operations:
Accounts receivable, net	1,091	1,668
Inventories, net	102	352
Prepaid expenses and other current assets	134	150
Seismic equipment lease pool and property and equipment, net	2,602	4,478
Loss recognized on classification as held for sale	(3,341)	(2,327)
Total assets of discontinued operations	$588	$4,321

The liabilities reported as held for sale consist of the following:

	October 31, 2021	January 31, 2021
Current liabilities of discontinued operations:
Accounts payable	$95	$59
Deferred revenue	73	73
Accrued expenses and other current liabilities	693	831
Total liabilities of discontinued operations	861	963

The results of operations from discontinued operations for the three and nine months ended October 31, 2021 and 2020 consist of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Revenue from discontinued operations	$53	$313	$840	$5,731
Cost of sales:
Cost of discontinued operations	86	263	791	4,389
Operating expenses:
Selling, general and administrative	502	1,146	1,222	4,322
(Recovery) provision for doubtful accounts	(5)	—	(450)	470
Depreciation and amortization	1	43	4	128
Total operating expenses	498	1,189	776	4,920
Operating loss	(531)	(1,139)	(727)	(3,578)
Other income (expenses)	41	(75)	37	—
Loss on disposal (including $2,745 of cumulative translation loss)	—	—	—	(1,859)
Loss before income taxes	(490)	(1,214)	(690)	(5,437)
Provision for income taxes	(9)	(6)	(13)	(706)
Net income loss	(499)	(1,220)	(703)	(6,143)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Nine Months Ended October 31,
	2021	2020
Depreciation and amortization	$—	$1,771
Gross profit from sale of lease pool equipment	$—	$(1,326)
(Recovery) provisions for doubtful accounts	$(450)	$470
Loss on disposal of discontinued operations	$—	$1,859
Sale of used lease pool equipment	$—	$2,010
Sale of assets held for sale	$3,948	$734
Purchase of seismic equipment held for lease	$—	$(110)

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

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue recognized at a point in time:	(in thousands)
Seamap	$6,876	$5,196	$15,045	$11,066
Klein	1,328	1,150	3,884	3,152
Total revenue recognized at a point in time	$8,204	$6,346	$18,929	$14,218
Revenue recognized over time:
Seamap	$143	$195	$419	$596
Total revenue recognized over time	143	195	419	596
Total revenue from contracts with customers	$8,347	$6,541	$19,348	$14,814

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

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
United States	$967	$282	$1,545	$2,068
Europe	3,491	2,001	9,593	4,981
Middle East & Africa	120	757	809	1,054
Asia-Pacific	3,667	3,342	6,560	5,841
Canada & Latin America	102	159	841	870
Total revenue from contracts with customers	$8,347	$6,541	$19,348	$14,814

As of October 31, 2021, and January 31, 2021, contract assets and liabilities consisted of the following:

	October 31, 2021	January 31, 2021
Contract Assets:	(in thousands)
Unbilled revenue - current	$57	$85
Total unbilled revenue	$57	$85
Contract Liabilities:
Deferred revenue & customer deposits - current	$863	$691
Total deferred revenue & customer deposits	$863	$691

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

6. Balance Sheet - Continuing Operations

	As of October 31, 2021	As of January 31, 2021
	(in thousands)
Accounts receivable	$9,959	$5,695
Less allowance for doubtful accounts	(481)	(948)
Accounts receivable net of allowance for doubtful accounts	$9,478	$4,747

	October 31, 2021	January 31, 2021
	(in thousands)
Inventories:
Raw materials	$6,796	$6,905
Finished goods	3,561	3,466
Work in progress	2,478	2,445
	12,835	12,816
Less allowance for obsolescence	(1,337)	(1,363)
Total inventories, net	$11,498	$11,453

	October 31, 2021	January 31, 2021
	(in thousands)
Property and equipment:
Marine seismic service equipment	$3,912	$5,969
Land and buildings	4,479	4,354
Furniture and fixtures	9,962	9,750
Autos and trucks	495	491
	18,848	20,564
Accumulated depreciation and amortization	(14,502)	(15,813)
Total property and equipment, net	$4,346	$4,751

As of January 31, 2021, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment was recorded. Since January 31, 2021, there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of October 31, 2021.

7. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, Colombia, United Kingdom and Canada. We negotiated the termination of our Colombia lease obligation during the current fiscal year.

Lease expense for the three and nine months ended October 31, 2021 was approximately $374,000 and $974,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $14,000 and $42,000, respectively, for the three and nine months ended October 31, 2021.

Supplemental balance sheet information related to leases as of October 31, 2021 and January 31, 2021 were as follows (in thousands):

Lease	October 31, 2021	January 31, 2021
Assets
Operating lease assets	$1,424	$1,471

Liabilities
Operating lease liabilities	$1,424	$1,471

Classification of lease liabilities
Current liabilities	$308	$1,008
Non-current liabilities	1,116	463
Total Operating lease liabilities	$1,424	$1,471

Lease-term and discount rate details as of October 31, 2021 and January 31, 2021 were as follows:

Lease term and discount rate	October 31, 2021	January 31, 2021
Weighted average remaining lease term (years)
Operating leases	1.35	1.09

Weighted average discount rate:
Operating leases	9.17%	10%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows (in thousands):

Lease	Nine Months Ended October 31, 2021	Nine Months Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(974)	$(828)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$974	$828

Maturities of lease liabilities at October 31, 2021 were as follows (in thousands):

October 31, 2021
2022	$308
2023	750
2024	346
2025	134
2026	24
Thereafter	—
Total payments under lease agreements	$1,562

Less: imputed interest	(138)
Total lease liabilities	$1,424

8. Contingent Liability

Legal Proceedings

From time to time, the Company may be subject to pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of the date hereof, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

Inova Geophysical, Inc. (“Inova”) has claimed they are entitled to up to approximately $1.0 million of the proceeds from the sale of certain equipment by our subsidiary, Mitcham Europe, Ltd. (“MEL”), pursuant to a Cooperation and Representation Agreement (the “Agreement”) between Inova and MEL.  Further, they have claimed a purchase money security interest in the subject equipment.  We believe these claims are totally without merit.

On October 2021, we filed suit against Inova seeking a declaratory judgment, that per the terms of the Agreement Inova has no right to any proceeds from the sale of the subject equipment and that Inova has no interest in such equipment or proceeds from any sale.  We further seek payment from Inova for commissions due to MEL pursuant to the Agreement as well as reimbursement of legal costs.  This action is currently pending in the District Court of Fort Bend County, Texas.

9. Goodwill and Other Intangible Assets

		October 31, 2021				January 31, 2021
	Weighted	Gross			Net	Gross			Net
	Average Life at	Carrying	Accumulated	Accumulated	Carrying	Carrying	Accumulated		Carrying
	10/31/2021	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(7,060)	$—
Proprietary rights	6.2	8,221	(4,028)	—	4,193	7,781	(3,688)	—	4,093
Customer relationships	0.4	5,024	(4,772)	—	252	5,024	(4,513)	—	511
Patents	2.9	2,440	(1,715)	—	725	2,440	(1,528)	—	912
Trade name	4.6	894	(83)	(760)	51	894	(74)	(760)	60
Developed technology	4.2	1,430	(834)	—	596	1,430	(727)	—	703
Other	2.6	684	(311)	—	373	684	(213)	—	471
Amortizable intangible assets		$18,693	$(11,743)	$(760)	$6,190	$18,253	$(10,743)	$(760)	$6,750

As of January 31, 2021, the Company has recorded impairment expense equal to 100% of the gross carrying amount of goodwill. As a result, no further review of goodwill is required. On January 31, 2021, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair market value of intangible assets was greater than its carrying value. During the nine months ended October 31, 2021, there have been no substantive indicators of impairment.

Aggregate amortization expense was $1,004,000 and $1,300,000 for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, future estimated amortization expense related to amortizable intangible assets was estimated to be (in thousands):

For fiscal years ending January 31
2022	$294
2023	1,167
2024	1,032
2025	837
2026	700
Thereafter	2,160
Total	$6,190

10. Notes Payable

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

In January 2021, the Loan granted to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In February 2021, the Loan granted to Klein in the amount of approximately $850,000 was also forgiven, resulting in other income of that amount. As of October 31, 2021, the Company had no outstanding balance under the Loans.

11. Income Taxes

For the nine months ended October 31, 2021, the income tax expense from continuing operations was approximately $ 111,000 on a pre-tax net loss from continuing operations of $8.4 million. For the nine months ended October 31, 2020, the benefit for income taxes from continuing operations was approximately $ 79,000 on a pre-tax net loss from continuing operations of $10.8 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2021. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2021.

For the nine months ended October 31, 2021 and 2020, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	13,774	12,313	13,769	12,223
Stock options	66	70	80	24
Unvested restricted stock	30	17	28	10
Total weighted average common share equivalents	96	87	108	34
Diluted weighted average common shares outstanding	13,870	12,400	13,877	12,257

For the three and nine months ended October 31, 2021 and 2020, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

13. Related Party Transaction

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

During the three- and nine-month periods ended October 31, 2021, the Company sold 26,506 and 211,246 shares of Preferred Stock under the 2nd ATM Offering Program, respectively. Net proceeds from these sales for the three and nine months ended October 31, 2021, were approximately $ 642,000 and $5.1 million, respectively, and the Agent received compensation of approximately $ 13,000 and $ 105,000, respectively. The Non-Executive Chairman of the Board received no portion of this compensation.

During the nine-month period ended October 31, 2021, the Company sold 18,415 shares of Common Stock under the 2nd ATM Offering Program. Net proceeds from these sales for the nine months ended October 31, 2021, were approximately $ 43,000. Compensation to the Agent during this period was approximately $ 1,000, none of which was received by the Non-Executive Chairman of the Board.

14. Equity and Stock-Based Compensation

During the three months ended October 31, 2021, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. As of October 31, 2021, there are approximately 1,250,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $31.2 million. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine months ended October 31, 2021 was approximately $ 183,000 and $ 419,000, respectively, and during the three and nine months ended October 31, 2020 was approximately $ 219,000 and $ 449,000, respectively.

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

17. Subsequent Event

On November 12, 2021, the Company issued 432,000 shares of Preferred Stock pursuant to an underwritten public offering. The Company has received net proceeds of approximately $9.5 million after underwriting discounts and other costs. Holders of our Preferred Stock are entitled to 9.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.25 per annum per share), accruing from the date of initial issuance. Dividends will be payable to holders of our Preferred Stock quarterly on or about the last day of January, April, July and October of each year. The record date for dividend payment will be the 15th day of January, April, July and October of each year.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “may,” “will,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks associated with our manufacturing operations including availability and reliability of materials and components as well the reliability of the products that we manufacture and sell;
•	loss of significant customers;
•

the impact of disruptions in global supply chains due to the COVID-19 pandemic and other factors, including certain components and materials becoming unavailable, increased lead times for components and materials, as well as increased costs for such items;

•	increased competition;
•	loss of key suppliers;
•	intellectual property claims by third parties;
•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;
•	our ability to successfully execute strategic initiatives to grow our business;
•

local and global impacts of the COVID-19 virus, including effects of responses of governmental authorities and companies to reduce the spread of COVID-19, such as shutdowns, travel restrictions and work-from-home mandates;

•	uncertainties regarding our foreign operations, including political, economic, currency environmental regulation and export compliance risks;
•	seasonal fluctuations that can adversely affect our business;
•	fluctuations due to circumstances beyond our control or that of our customers;
•	defaults by customers on amounts due us;
•	possible further impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;
•	inability to obtain funding or to obtain funding under acceptable terms;
•	changes in government spending, including efforts by the U.S. and other governments to decrease spending for defense contracts, or as a result of U.S. or other administration transition;
•	efforts by U.S. Congress and other U.S. government bodies to reduce U.S. government spending and address budgetary constraints and the U.S. deficit, as well as associated uncertainty around the timing, extent, nature and effect of such efforts; and
•

fluctuations in demand for seismic data, which is dependent on the level of spending by oil and gas companies for exploration, production and development activities, and may potentially negatively impact the value of our assets held for sale.

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

The discontinued operations of the Leasing business included all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business had been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries Mitcham Canada, ULC, Mitcham Europe Ltd. and our branch in Colombia.

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

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA
Net loss from continuing operations	$(2,079)	$(2,370)	$(8,519)	$(10,693)
Depreciation and amortization	494	662	1,717	2,092
Provision (benefit) for income taxes	59	109	111	(79)
EBITDA from continuing operations (1)	(1,526)	(1,599)	(6,691)	(8,680)
Non-cash foreign exchange losses	42	35	124	79
Stock-based compensation	183	113	419	562
Impairment of intangible assets	—	—	—	2,531
Adjusted EBITDA from continuing operations (1)	$(1,301)	$(1,451)	$(6,148)	$(5,508)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash used in operating activities	$(4,038)	$(2,237)	$(11,228)	$(4,803)
PPP loan forgiveness	—	—	850	—
Stock-based compensation	(183)	(113)	(419)	(562)
Provision for inventory obsolescence	(38)	(22)	(83)	(67)
Changes in accounts receivable (current and long-term)	4,417	1,003	4,883	(2,178)
Interest paid	—	11	—	34
Taxes paid, net of refunds	2	(27)	149	219
Gross profit from sale of other equipment	—	303	155	303
Changes in inventory	(393)	(1,462)	130	(762)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(1,468)	685	(1,800)	1,441
Impairment of intangible assets	—	—	—	(2,531)
Changes in prepaid expenses and other current and long-term assets	42	(162)	543	(631)
Other	133	422	129	857
EBITDA from continuing operations (1)	$(1,526)	$(1,599)	$(6,691)	$(8,680)

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, stock-based compensation, impairment of intangible assets, other non-cash tax related items and non-cash costs of lease pool equipment sales. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and other unforeseen circumstances such as the global pandemic. See Part II, Item 1A-- “Risk Factors.”

Business Outlook

The global pandemic has created significant uncertainty in the global economy, which we believe has had an adverse effect on the Company’s business, financial position, results of operations and liquidity. We believe the resulting uncertainty caused many customers to delay purchasing decisions. Furthermore, travel restrictions limited our ability to interact with customers and to demonstrate our products. Similar restrictions, we believe, caused delays in certain governmental evaluation programs involving our technology. Recently we have seen indications of improving activity and the relaxation of global pandemic related restrictions in some areas. However, the time frame for which disruptions related to the global pandemic will continue is uncertain, as is the magnitude of any adverse impacts. In fiscal 2021, we were required to temporarily shutdown our facilities in Malaysia and Singapore on March 17, 2020, and April 7, 2020, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020. However, travel between our Singapore and Malaysia facilities is limited, which has made management and coordination more difficult. In addition, Singapore reimposed certain workplace restrictions in May 2021. While we are able to maintain full operation, we are required to rotate personnel and allow some personnel to work remotely.

With the recent emergence of the Omicron variant of the COVID-19 virus, some countries have begun to impose additional travel restrictions. It is unclear how wide-spread additional restrictions will be or what will be the impact, if any, on our business. We had planned to attend an international trade show in Germany that was scheduled for December 2021.  However, that event was cancelled due to new travel restrictions imposed by the German government.

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

Recently, we have begun to experience difficulties in our global supply chain. Lead times for some components and materials have increased as have prices for some items. Additionally, some components and materials are not readily available and shipping times and costs have increased. We believe these issues will be temporary but there can be no assurance of that and these conditions could have an adverse effect on our operations and financial results. The failure of suppliers to meet delivery schedules to us could in turn result delay deliveries to our customers.

Additionally, oil prices declined sharply during the first quarter of fiscal 2021 in response to the economic effects of the global pandemic and the announcement of Saudi Arabia’s abandonment of output restraints. While oil prices have recovered significantly, continuing uncertainty could have an adverse effect on our customers in the energy industry, which could cause them to cancel or delay projects and orders with us or impair their ability to make payments to us. Many of our marine customers have recently indicated increases in backlog, which we believe is a positive indication of a recovery in the remainder of fiscal 2022 and beyond. The general economic environment concerning the energy industry could also impact our ability to realize value from our discontinued operations.

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

In recent months, we have continued to experience significant inquiries and bid activity for our other marine technology products and have conducted a number of demonstrations for various customers, including the U.S. Navy. However, we believe many customers have delayed purchase commitments due to the uncertainty in the global economy. Accordingly, we have not experienced the number of firm orders that we would have normally expected from the current level of inquiries and bid activity. As of October 31, 2021, our backlog of firm orders for our Marine Technology Products business was approximately $10.0 million, as compared to approximately $14.2 million as of January 31, 2021 and $8.2 million at October 31, 2020. The backlog as of October 31, 2021 includes orders for commercial sonar and source controller products, as well as sonar systems for military applications, including mine counter  measure missions. Based on inquiries and active discussions with certain customers, we expect further order activity in these areas, including two orders that we believe will be received before the end of the year. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Going forward we intend to address three primary markets in our Marine Technology Products business:

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

Earlier this year, we introduced a product line of sonar systems, referred to as AUV-MakoTM specifically focused on the rapidly growing autonomous vehicle market. In addition, in fiscal 2021 we entered into an agreement with a major European defense contractor for the joint offering of synthetic aperture sonar (“SAS”). We believe that each of these initiatives can significantly expand our serviceable market. Also, during fiscal 2021, we began development of passive sonar arrays based on our SeaLink technology and have continued to add capabilities to those systems. We believe this technology is well suited for maritime security applications such as anti-submarine warfare, particularly in applications involving unmanned vessels.

Recently, we have noted an increase in inquiries and bids for our single-beam and multi-beam sonar systems. As a result, we expect improvement in this portion of our business in the remainder of fiscal 2022 and beyond. However, there can be no assurance of any such improvement or the magnitude of any improvements.

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

We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:

•	The increase in the use of unmanned, or uncrewed, marine vessels, both surface vehicles and underwater vehicles, and the need for a variety of sensor packages designed for these applications.

•	Demand for higher resolution sonar images, such as for mine countermeasure applications.

•	Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications.

In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:

•	Development of side-scan sonar and other sensor systems specifically for unmanned vehicles, including integration of our MA-X technology;

•	Development of SAS sonar systems in cooperation with a major European defense contractor; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

In fiscal 2021 we took steps to reduce expenses, including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures, in response to the effects of the global pandemic on the economic environment. Should the effects of the global pandemic continue through the remainder of fiscal 2022 or beyond, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.

Results of Continuing Operations

Revenues for the three months ended October 31, 2021 were approximately $8.3 million compared to approximately $6.6 million for the three months ended October 31, 2020. For the nine months ended October 31, 2021, revenues were approximately $19.3 million, compared to approximately $14.8 million for the nine months ended October 31, 2020. We believe the increase in the fiscal 2022 periods is due in large part to lifting of restrictions on commerce that were present in the prior period as a result of the global pandemic. For the three months ended October 31, 2021, we generated an operating loss of approximately $2.1 million, compared to an operating loss of approximately $2.3 million for the three months ended October 31, 2020. For the nine months ended October 31, 2021, we generated an operating loss of approximately $9.4 million, compared to an operating loss of approximately $10.8 million for the nine months ended October 31, 2020. The operating loss generated during the respective three-month periods were relatively flat. The decrease in operating loss during the nine-month period ended October 31, 2021 is primarily attributable to a non-recurring goodwill impairment charge related to our Seamap reporting unit recorded in the prior year period, partially offset by higher research and development and general and administrative costs during the current quarter. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenues:
Seamap	$7,034	$5,400	$15,480	$11,693
Klein	1,330	1,150	3,894	3,394
Intra-business sales	(17)	—	(26)	(242)
	8,347	6,550	19,348	14,845
Cost of sales:
Seamap	3,935	3,179	9,825	7,354
Klein	1,259	1,097	3,612	2,958
Intra-business sales	(17)	—	(26)	(242)
	5,177	4,276	13,411	10,070
Gross profit	$3,170	$2,274	$5,937	$4,775
Gross profit margin	38%	35%	31%	32%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. We believe the increase in Seamap revenues in both the three- and nine-month periods of the current year is due mainly to easing of restrictions on commerce related to the global pandemic which had a negative impact on the comparative prior year periods. We believe lingering effects of the global pandemic and the resulting impact on the global supply chain has impacted certain of our customers. In some cases, customers have delayed placing or accepting orders. We also believe that delays in these customers receiving related products and materials from other suppliers have contributed to these delays. Nonetheless, we did experience an increase in deliveries and associated revenues in this area as we executed certain previously received orders. The gross profit and gross profit margins generated by sales of Seamap products were approximately $3.1 million and 44% in the third quarter of fiscal 2022 and approximately $2.2 million and 41% in the third quarter of fiscal 2021. The increase in gross profit margins between the periods is due primarily to the mix of products and services sold in the respective periods and the absorption of additional overhead cost in the fiscal 2022 period due to the higher level of revenue.

Revenue from the sale of Klein products was approximately $1.3 million for the third quarter of fiscal 2022 versus approximately $1.2 million in the prior year period. Gross profit was approximately $71,000 and $53,000 for the third quarter of fiscal 2022 and 2021, respectively. The revenue, gross profit and gross profit margins generated by sales of Klein products were relatively flat in the third quarter of fiscal 2022 versus the third quarter of fiscal 2021.

Operating Expenses

General and administrative expenses for the three months ended October 31, 2021, increased to approximately $3.9 million from approximately $3.0 million for the three months ended October 31, 2020. General and administrative expenses for the nine months ended October 31, 2021 increased approximately $2.2 million to $11.1 million compared to $8.9 million for the nine months ended October 31, 2020. The increase is primarily due to certain recurring general and administrative operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., which were reported in discontinued operations in the prior year comparative periods, but are reported in continuing operations in the current fiscal year as our discontinued operations wind down. Current period general and administrative expenses also reflect increases in compensation and benefits costs, travel and entertainment expense and professional fees. In the third quarter of fiscal 2022 we attended three industry trade shows which contributed to increased costs such as travel. In addition, the prior year comparative periods included the benefit of governmental rent and payroll subsidies in several international locations that were significantly reduced or eliminated in the current fiscal year.

Research and development costs decreased to approximately $826,000 in the three-months periods ended October 31, 2021, compared to approximately $912,000 in the three months ended October 31, 2020 respectively. Research and development costs were approximately $2.6 million in the nine-month period ended October 31, 2021, compared to approximately $2.1 million in the prior year period. The increase in year-to-year costs reflects activity in the strategic initiatives noted above, including our SAS system and passive sonar arrays and sensor packages being developed specifically for unmanned systems.

Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $494,000 and $1.7 million in the three- and nine-month periods ended October 31, 2021, respectively, as compared to approximately $662,000 and $2.1 million in the three- and nine-month periods ended October 31, 2020, respectively. The lower depreciation and amortization expense in the three- and nine-month periods of fiscal 2022 is due primarily to assets becoming fully depreciated over time.

During the nine months ended October 31, 2021, there were no substantive indicators of impairment. In the first quarter of fiscal 2021, we concluded that goodwill associated with our Seamap business was impaired due to deterioration in macroeconomic factors and a decline in the market value of our equity securities subsequent to January 31, 2020. As a result, we recorded an impairment charge of approximately $2.5 million in that period.

Provision for Income Taxes

For the nine months ended October 31, 2021, we reported tax expense of approximately $111,000 on pre-tax net loss of approximately $8.4 million from continuing operations, and for the nine months ended October 31, 2020, we reported tax benefit of approximately $79,000 on pre-tax net loss of approximately $10.8 million from continuing operations. Our recorded tax expense and benefit for the nine-month period ended October 31, 2021, and 2020, respectively, are less than the expense and benefit that would be derived by applying the applicable statutory rate to the net loss before tax from continuing operations in each of these periods. The variance for each of these periods is due mainly to the effect of permanent differences between book and taxable income, foreign withholding taxes, and recording valuation allowances against increases in our deferred tax assets.

Results of Discontinued Operations

Revenues and cost of sales from our Equipment Leasing business were comprised of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Equipment leasing	53	313	840	3,510
Lease pool equipment sales	—	—	—	2,010
Other equipment sales	—	—	—	211
	53	313	840	5,731
Cost of sales:
Direct costs-equipment leasing	86	263	791	1,870
Lease pool depreciation	—	—	—	1,698
Cost of lease pool equipment sales	—	—	—	684
Cost of other equipment sales	—	—	—	137
	86	263	791	4,389
Gross profit (loss)	(33)	50	49	1,342
Operating expenses:
Selling, general and administrative	502	1,146	1,222	4,322
Provision for doubtful accounts	(5)	—	(450)	470
Depreciation and amortization	1	43	4	128
Total operating expenses	498	1,189	776	4,920
Operating loss	(531)	(1,139)	(727)	(3,578)
Other income (expenses)	41	(75)	37	—
Loss on disposal (including $2,745 of cumulative translation loss)	—	—	—	(1,859)
Income (loss) before income taxes	(490)	(1,214)	(690)	(5,437)
Provision for income taxes	(9)	(6)	(13)	(706)
Net income (loss)	(499)	(1,220)	(703)	(6,143)

Following the decision to exit the Leasing Business and present those operations as discontinued operations, we no longer recognize depreciation expense related to our lease pool of seismic equipment, but rather reassess, on a quarterly basis, the recoverability of the remaining carrying value of those assets. Similarly, we no longer recognize gain or loss from the sale of lease pool assets, but record proceeds from such transactions as a reduction in the carrying value of our lease pool assets.

Revenue from discontinued operations during the third quarter of fiscal 2022 decreased to $53,000, compared to $313,000 for the third quarter of fiscal 2021. The reduction in revenue is due to the curtailment of equipment leasing activity following the decision to exit the Leasing Business and the change in treatment of lease pool sales as discussed above.

Direct costs related to Equipment Leasing dropped to approximately $86,000 for the third quarter of fiscal year 2022 from approximately $263,000 reported in the same period of fiscal 2021. For the nine-month period ended October 31, 2021, lease pool depreciation decreased approximately $1.7 million from the nine-month period ended October 31, 2020, because we are no longer recording lease pool depreciation on discontinued operations.

Selling, general and administrative costs related to the Leasing Business decreased to approximately $1.2 million in the nine months ended October 31, 2021, from approximately $4.3 million in the same period one year ago. The reduction in selling, general and administrative expense is due to permanent headcount reductions, closing and downsizing facilities, and lower overall operating costs due to the significant decline in activity. In addition, the current period general and administrative costs from discontinued operations excludes certain personnel, facility and overhead costs which are included in continuing operations for the nine months ended October 31, 2021. During the third quarter of fiscal 2022, we determined that we would not sell our Mitcham Europe unit as an on-going business, but would sell the underlying assets instead.  Accordingly, in this period we accrued certain costs related to the anticipated liquidation of this entity. Such estimated costs amounted to approximately $244,000.

Our tax expense from discontinued operations for the three- and nine-month periods ended October 31, 2021, was approximately $9,000 and $13,000, respectively, on pre-tax net income of approximately $490,000 for the three-month period and a pre-tax net loss of approximately $690,000 for the nine-month period. For the three and nine months ended October 31, 2020, we reported tax expense of approximately $6,000 and $706,000, respectively, on pre-tax net loss from discontinued operations of approximately $1.2 million and $5.4 million for the three and nine-month periods, respectively. We recorded tax expense for the nine-month periods ended October 31, 2021 and 2020, despite generating a pre-tax net loss from discontinued operations, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources

As discussed above, the global pandemic and volatility in oil prices has created significant uncertainty in the global economy, which could have an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to the global pandemic will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts have begun to subside but there can be no assurance of that.

The Company has a history of operating losses, has generated negative cash from operating activities in each of the last four quarters and has relied on cash from the sale of lease pool equipment and Preferred Stock pursuant to the 2nd ATM Offering Program established in the third quarter of fiscal 2021.

Notwithstanding the negative impacts of the global pandemic and history of operating losses noted above, management believes there are factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $14.2 million as of October 31, 2021, including cash of approximately $622,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has terminated or furloughed certain employees and contractors in response to market conditions.

•

Despite the temporary suspension of operations in Malaysia and Singapore early in fiscal 2021, operations continued uninterrupted at other locations. Certain of these operations have been deemed “essential businesses” by authorities. However, there can be no assurance that there will not be further suspensions in the future.

•

The Company has a backlog of orders of approximately $10.0 million as of October 31, 2021, which is a decrease from the record amount at January 31, 2021, but an increase of approximately 22% from October 31, 2020. The Company also expects further significant orders in the coming weeks.

•

The Company has been successful in selling certain assets held for sale. During the current quarter ended October 31, 2021, the Company negotiated an asset sale for total proceeds of approximately $4.5 million, of which $2.5 million was received during the quarter and the balance is expected to be received before the end of fiscal 2022.

•

The Company has declared and paid the quarterly dividend on its Preferred Stock for the first, second and third quarter of fiscal 2022, and each quarter in fiscal 2021, but such quarterly dividends could be suspended in the future.

•

Despite the challenging economic environment in fiscal 2021, the Company successfully expanded its authorized capital stock (See Note 16 - “Corporate Restructuring”) and raised approximately $5.2 million in new capital through the sale of Common Stock and Preferred Stock pursuant to the 2nd ATM Offering Program. Management could raise further capital through the 2nd ATM Offering Program should the need arise.

•

On November 12, 2021, the Company issued 432,000 shares of Preferred Stock in an underwritten public offering. The Company has received net proceeds of approximately $9.5 million after discounts, commissions and offering expenses.

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

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,774,104 are currently outstanding and 3,446,999 are reserved for issue under outstanding stock options, leaving 22,778,897 available for future issuance. We believe these factors provide capacity for subsequent issues of common stock or preferred stock.

The Preferred Stock has been issued in public offerings in June 2016 and November 2021, as consideration to Mitsubishi Heavy Industries, Ltd (“MHI”), and in the 1st and 2nd ATM Offering Programs. The Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through October 31, 2021, we have issued 1,249,478 shares of our Preferred Stock.

During the nine months ended October 31, 2021, under the 2nd ATM Offering Program, the Company sold (i) 18,415 shares of Common Stock, resulting in net proceeds to the Company of approximately $43,000, after deducting offering costs and (ii) 211,246 shares of Series A Preferred Stock, resulting in net proceeds to the Company of approximately $5.1 million.

On November 12, 2021, the Company issued 432,000 shares of Preferred Stock pursuant to an underwritten public offering. The Company has received net proceeds of approximately $9.5 million after underwriting discounts and other costs.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	October 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(11,228)	$(4,803)
Net cash provided by investing activities	3,809	2,570
Net cash provided by financing activities	3,344	1,780
Effect of changes in foreign exchange rates on cash and cash equivalents	86	(117)
Net decrease in cash and cash equivalents	$(3,989)	$(570)

As of October 31, 2021, we had working capital of approximately $14.2 million, including cash and cash equivalents and restricted cash of approximately $622,000, as compared to working capital of approximately $19.0 million, including cash and cash equivalents and restricted cash of approximately $4.6 million, at January 31, 2021. Our working capital decreased during the first nine months of fiscal 2022 as compared to January 31, 2021 due primarily to reductions in cash, assets held for sale and an increase in accounts payable.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $11.2 million in the first nine months of fiscal 2022 as compared to approximately $4.8 million in the first nine months of fiscal 2021. For the nine months ended October 31, 2021, the primary sources of cash used in operating activities was our net loss of approximately $9.2 million, plus the net change in working capital items, such as accounts receivable, prepaid expenses and accounts payable, totaling approximately $3.1 million, partially offset by net non-cash charges, including depreciation, amortization, PPP loan forgiveness and provision for inventory obsolescence, totaling approximately $1.1 million. An increase in accounts receivable of approximately $4.4 million was the most significant of these factors.

Cash Flows from Investing Activities. Cash provided from investing activities increased during the first nine months of fiscal 2022 compared to the same period in the prior year. The increase is primarily due to increased proceeds from the sale of Assets Held for Sale in fiscal 2022 as compared to proceeds from the sale of lease pool equipment in fiscal 2021.

We had $3.2 million of proceeds from sale of assets held for sale during the first nine months of fiscal 2022 compared to approximately $2.0 million of proceeds from the sale of lease pool equipment in the first nine months of fiscal 2021. Due to the decision to exit the Leasing Business we are currently seeking to sell the remaining equipment from our lease pool, which is currently classified as Assets Held for Sale. However, there is no guarantee additional sales of Assets Held for Sale will occur. Accordingly, cash flow from the sale of Assets Held for Sale is unpredictable. Proceeds from any additional sales of Assets Held for Sale will be deployed in other areas of our business or used for general corporate purposes.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first nine months of fiscal 2022 consisted of approximately $43,000 of proceeds from sales of Common Stock, approximately $5.1 million of proceeds from sales of Preferred Stock, offset by approximately $1.8 million of Preferred Stock dividend payments. In the third quarter of fiscal 2021, we launched the 2nd ATM Offering Program to sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock.

As of October 31, 2021, we have no funded debt and no obligations containing restrictive financial covenants.

We regularly evaluate opportunities to expand our business through the acquisition of other companies, businesses or product lines. If we were to make any such acquisitions, we believe they could generally be financed with a combination of cash on hand and cash flows from operations. However, should these sources of financing not be adequate, we may seek other sources of capital to fund future acquisitions. These additional sources of capital may include bank credit facilities or the issuance of debt or equity securities.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of October 31, 2021. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of October 31, 2021, we had deposits in foreign banks equal to approximately $316,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. In the event that withholding taxes should become payable, we believe the amount of tax withheld would be immaterial .

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no material changes to our critical accounting policies and estimates during the three- and nine-month periods ended October 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2021, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $158,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $16,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of October 31, 2021, we have no interest-bearing bank debt on our balance sheet.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officers and principal financial officer have concluded that our current disclosure controls and procedures were effective as of October 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Inova Geophysical, Inc. (“Inova”) has claimed they are entitled to up to approximately $1.0 million of the proceeds from the sale of certain equipment by our subsidiary, Mitcham Europe, Ltd. (“MEL”), pursuant to a Cooperation and Representation Agreement (the “Agreement”) between Inova and MEL.  Further, they have claimed a purchase money security interest in the subject equipment.  We believe these claims are totally without merit.

On October 2021, we filed suit against Inova seeking a declaratory judgment, that per the terms of the Agreement Inova has no right to any proceeds from the sale of the subject equipment and that Inova has no interest in such equipment or proceeds from any sale.  We further seek payment from Inova for commissions due to MEL pursuant to the Agreement as well as reimbursement of legal costs.  This action is currently pending in the District Court of Fort Bend County, Texas.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth elsewhere in this Form 10-Q,  you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2021, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2021, other than updating the risk factors below. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2021 and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We face significant inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking components in order to avoid shortages, excesses or obsolete inventory. Demand for components, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and they may not be returnable. We carry a broad selection and significant inventory levels of certain components, and we may be unable to sell them in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.

Recent component shortages or long lead times from key suppliers may result in our decision to order components sooner than we otherwise would, which requires additional working capital and increases our risks of excess inventory and inventory obsolescence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1

3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.3

3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4

3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5

3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	3.1

3.5	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2021.	333-260486	3.5

3.6	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on November 4, 2021.	001-13490	3.3

3.7	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1

3.8	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.2

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

10.1	Third Amendment to the MIND Technology, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to MIND Technology, Inc.’s Form S-8 filed with the SEC on September 9, 2021.	333-259414	10.1

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: December 10, 2021	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)