Form 10-K
period 2022-01-31
MIND TECHNOLOGY, INC
filed 2022-04-29
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-13490

MIND Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0210849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2002 Timberloch Place
Suite 550
The Woodlands, Texas
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

As of July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 25,539,035 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2022
Common Stock, $0.01 par value per share	13,774,104	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of MIND Technology, Inc. for the 2022 Annual Meeting of Stockholders, which will be filed within 120 days of January 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K

MIND TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) for the fiscal year ended January 31, 2022 (“fiscal 2022”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should, “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

Item 1. Business

MIND Technology, Inc. (“MIND” and, together with its consolidated subsidiaries, the “Company”, “we”, “us” and “our”), a Delaware corporation, formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020 the Company reincorporated in the state of Delaware. Concurrent with the reincorporation, the name of the Company was changed to MIND Technology, Inc., and the number of shares of common stock (“Common Stock”) and preferred stock (“Preferred Stock”) authorized for issuance was increased. We provide technology to the oceanographic, hydrographic, defense, seismic and maritime security industries. Headquartered in The Woodlands, Texas, MIND has a global presence with key operating locations in the United States, Singapore, Malaysia and the United Kingdom.

Historically, we operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of the fiscal year ended January 31, 2021 (“fiscal 2021”), our Board decided to exit the land-based seismic equipment leasing business (the “Leasing Business”) and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the Leasing Business operations are presented as discontinued operations. See Note 2 - “Assets Held for Sale and Discontinued Operations” to our condensed consolidated financial statements for more details.

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

We are focusing on our strategy to emphasize our Marine Technology Products business following the decision to exit the Leasing Business. This strategy is based on the following vision for MIND:

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

We are primarily focused on three markets within the broader marine technology space, Marine Exploration, Marine Survey and Maritime Security. Customers within these market segments include marine survey companies, seismic survey contractors, non-military governmental organizations, research institutes, first responders, domestic and foreign navies, and operators of port facilities and other offshore installations.

The discontinued operations of the Leasing Business include all leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business had been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries, Mitcham Canada, ULC (“MCL”), Mitcham Europe Ltd. (“MEL”), and our branch in Colombia.

Our products and equipment are utilized in a variety of geographic regions throughout the world, which are described under “Customers, Sales, Backlog and Marketing.”

Marine Technology Products Business –

Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers”, and the BuoyLink™ RGPS (“relative global positioning system”) tracking system, and SeaLink marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). Applications for these technologies include marine seismic surveys related to energy exploration, as well as other resources, ocean bottom surveys and various research activities. Defense related applications have been a minor part of this business historically; however, we believe our hydrophone and solid streamer technologies are well suited to defense and maritime security applications.

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

As activity in the seismic equipment market declined over the past several years, we reduced our lease pool of equipment by limiting purchases of additional equipment and by selling equipment that we deemed to be excess. We have sold the majority of this equipment and are actively pursuing the sale of the remaining lease pool equipment. Proceeds from any such sales will be reinvested and redeployed in our Marine Technology Products business.

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

The acoustic sensors, or hydrophones, and streamer systems used in seismic applications can also be utilized in developing passive and active sonar systems. Such technology is widely used in maritime security and defense applications, such as anti-submarine warfare.

Side Scan Sonar Technology

A side scan sonar (sound navigation and ranging) system is a specialized system used for detecting and identifying objects underwater by transmitting sound energy to the right and left of the host vehicle and processing the return signals (echoes) that have bounced off the seafloor or other objects into two-dimensional, photo like, images of the ocean bottom. Basic side scan sonar systems do not provide depth information nor, do they penetrate the seafloor bottom. However, side scan sonar models are available that incorporate bathymetry elements (the study of underwater depth of lake or ocean floors). These systems provide bathymetric (depth) information that is co-registered with side scan data. Sub-seafloor bottom profiling can also be used in concert with side scan sonar technology to look below the seabed into the stratum layers.

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

Business and Operations

Marine Technology Products Business –

Through our Marine Technology Products business, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, defense and maritime security industries. We have developed certain of our technology and have acquired other technology through the purchase of businesses or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.

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

We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. To support our SeaLink product line, we have a production facility in Malaysia that provides manufacturing and repairs of the streamer components of this system, as well as other items. The facility in Malaysia is in relatively close proximity to our Singapore facility.

Klein is a supplier of side scan sonar equipment and systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.

Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam side scan sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep-water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying size, including autonomous underwater vehicles and autonomous surface vehicles. Traditional side scan sonar imaging creates a nadir gap in the center of the image.  This gap in data requires overlapping survey lines which leads to significant additional survey time to achieve 100% coverage.  For the operators of autonomous underwater vehicles (“AUV”), this translates into extended mission duration. Traditional “gap-filler” solutions tend to be expensive or of low image quality.  A cost-effective gap-filler solution has long been sought by the industry. We have developed unique technology, MA-X™, that addresses this need. We believe this technology provides us with a significant competitive advantage over other solutions.

In March 2022, we introduced new technology which can provide users of our sonar systems automated target recognition (“ATR”) functionality. We believe our ATR solution is unique in that it has been optimized to operate on our sonar systems, thereby providing superior results.  We believe this new technology will provide competitive advantages and promote the sale of our sonar systems. During fiscal 2021 we entered into an agreement with a major European defense contractor for the joint development and marketing of synthetic aperture sonar (“SAS”) systems. SAS is a form of sonar in which sophisticated post-processing of sonar data is used in ways closely analogous to synthetic aperture radar. In many applications and conditions, SAS can provide superior images and results as compared to traditional side scan sonar. Under the development agreement with our partner, we are in the process of jointly developing SAS sensor systems, initially for deployment on unmanned underwater vehicles. The agreement also anticipates that, depending on the market, this technology will be sold directly by us or through our partner.

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

Customers, Sales, Backlog and Marketing

In fiscal 2022 and 2021, our single largest customer accounted for approximately 23% and 15%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 51% of our consolidated revenues in fiscal 2022. The loss of any one of our largest customers or a sustained decrease in demand by any of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”

As of January 31, 2022, our Marine Technology Products business had a backlog of orders amounting to approximately $13.1 million, compared to $14.2 million as of January 31, 2021. We expect the backlog of orders as of January 31, 2022, to be fulfilled during the fiscal year ending January 31, 2023 (“fiscal 2023”).

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

We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services, and we advertise in major trade journals.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2022	2021
United States	$2,409	$3,687
Europe(1)	8,174	8,005
Canada	273	1,267
Latin America(2)	325	—
Asia/South Pacific	11,244	6,523
Eurasia(3)	647	507
Other(4)	35	1,226
Total Non-United States	20,698	17,528
Total	$23,107	$21,215

(1)    Includes the United Kingdom

(2)    Includes South America and Mexico

(3)    Comprised of the Russian Federation and the Commonwealth of Independent States (“CIS”)

(4)    Includes Africa and The Middle East

The net book value of our property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2022	2021
United States	$3,067	$3,133
Europe(1)	46	87
Singapore	332	480
Malaysia	827	1,051
Total Non-United States	1,205	1,618
Total	$4,272	$4,751

(1)    Includes the United Kingdom

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

Discontinued Operations –

The major competitors for our Leasing Business included seismic equipment manufacturers who sell equipment on financed terms, offer leases with purchase options and offer short term rentals of their products. In addition, some seismic contractors might have excess equipment available for lease from time to time. We faced lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors did not have as extensive a seismic equipment lease pool nor as wide geographic presence as we did. We compete for seismic equipment leases on the basis of (1) price, (2) delivery terms, (3) availability of desired equipment and (4) location of equipment. We believed that our infrastructure and broad geographic presence also provided a major competitive advantage by contributing to our operational efficiencies.

We compete in the used equipment sales market with a broad range of seismic equipment owners, including seismic data acquisition contractors, who use and eventually dispose of seismic equipment. Some of these competitors may have substantially greater financial resources than our own.

Suppliers

We obtain parts, components and services from a number of suppliers to our manufacturing operation. These suppliers are located in various geographic locations. Certain materials utilized in the construction of our solid streamer products are currently obtained from a sole source. We have not experienced supply disruptions from this source but are exploring various options to expand supply sources.

For additional information regarding the risk associated with our suppliers, see Item 1A - “Risk Factors.”

Employees

As of January 31, 2022, we employed approximately 200 people on a full-time basis, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory. For additional information regarding the risks associated with our employees, see Item 1A-”Risk Factors.”

Intellectual Property

The products designed, manufactured and sold by our Marine Technology Products business utilize significant intellectual property that we have developed, purchased or have licensed from others. Our internally developed intellectual property consists of product designs, trade secrets and patent applications. We have acquired certain United States and foreign patents related to energy source controllers, hydrophone and other technologies. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink and Sealink product lines, as well as other products. We believe the pertinent patents to have a valid term through at least 2028. We have pending patent applications related to our MA-X™ technology.

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

We are also subject to federal, state, local and foreign worker safety and health laws and regulations, such as the Occupational Safety and Health Act, and emergency planning and response laws and regulations, such as the Emergency Planning and Community Right-to-Know Act, as well as comparable state statutes and any implementing regulations. These laws and regulations obligate us to organize and/or disclose information about certain chemicals and materials used or produced in our operations and to provide this information to employees, state and legal governmental authorities and citizens. Historically, our environmental worker safety and health compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations. For additional information regarding the risk associated with environmental matters, see Item 1A - “Risk Factors.”

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

The Company has a history of generating operating losses and negative cash from operating activities. In addition, the lingering effects of the global pandemic and emerging supply chain disruptions have created significant uncertainty in the global economy and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial doubt has arisen regarding the Company’s ability to continue as a going concern.

Risk Related to the Operation of Our Business

A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.

We typically sell equipment to a relatively small number of customers, the composition of which changes from year to year as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2022 and 2021, our single largest customer accounted for approximately 23% and 15%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 51% of our consolidated revenues in fiscal 2022. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The demand for our government-related services is generally driven by the level of government program funding. The state of the economy, competing political priorities, public funds and the timing of payment of these funds may influence the amount and timing of spending by our customers who are government agencies. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

The financial soundness of our customers could materially affect our business and operating results.

If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues, such as volatility in price of oil or other hydrocarbons or a worldwide pandemic, such as the COVID-19 pandemic (the “global pandemic”), could exacerbate financial difficulties for our customers. Any inability of customers to pay us for product and services could adversely affect our financial condition and results of operations.

As of January 31, 2022, we had approximately $9.5 million of gross customer accounts receivable, of which approximately $36,000 was over 180 days past due. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. We had an allowance for doubtful accounts of approximately $484,000 and $20,000 related to continuing operations and discontinued operations, respectively. For fiscal 2022, we had no charges to our provision for doubtful accounts and a recovery of approximately $450,000 related to discontinued operations. For fiscal 2021 we had net charges to our provision for doubtful accounts of approximately $659,000 and $470,000 related to continuing and discontinued operations, respectively. Significant payment defaults by our customers in excess of our allowance for doubtful accounts would have a material adverse effect on our financial position and results of operations.

We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. Our international operations include locations in Malaysia, Singapore, and the United Kingdom. For fiscal 2022 and 2021, approximately 90% and 83%, respectively, of our revenues were attributable to customers in foreign countries.

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

•	terrorist attacks, including kidnappings of our personnel or those of our customers;

•	political and economic uncertainties in certain countries which may cause delays or cancellation of projects;

•

the United States or foreign countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, tariffs, trade restrictions, or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

•

environmental conditions and regulatory controls or initiatives in some countries that may impose additional or more stringent requirements than found in the United States and which may not be consistently applied or enforced; and

•

regulations, laws or emergency measures taken or imposed by the United States or foreign state and local governments and municipalities in response to emergency or crisis situations, including natural disasters or pandemics, such as the global pandemic, which could have an adverse effect on our business, our customers or our operations.

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

If there is a shortage of a key component and the component cannot be easily sourced from a different supplier, the shortage could disrupt our production activities. Wafers are a key component in the production of semiconductors. Wafers have a long production lead time, sometimes up to 30 weeks, which further elevates the shortage. Various factors, including increased demand for consumer electronics, shutdowns due to the global pandemic and long lead times for wafer production, are contributing to the shortage of semiconductors. A shortage of key components such as semiconductors may cause a significant disruption to our production activities, which could have a substantial adverse effect on its financial condition or results of operations.

We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate, our operations, or our results of operations.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our results of operations. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues, supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries have imposed far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. These and other global and regional conditions may adversely impact our business and our results of operations.

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our services. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Additionally, inflation and price volatility may cause our suppliers or customers to reduce use of our products and services, which would harm our business operations and financial position.

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

We may rely on contractors and subcontractors to complete, or assist us with completion of certain projects. The quality and timing of production and services by our contractors and subcontractors is not totally under our control. Reliance on contractors and subcontractors gives us less control over a project and exposes us to significant risks, including late delivery, substandard quality and high costs. In addition, we may be jointly and severally liable for a contractor or subcontractor’s actions or contract performance. The failure of our contractors or subcontractors to deliver quality products or services in a timely manner could adversely affect our profitability and reputation.

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

We have several competitors who provide similar products and services, many of which have substantially greater financial resources than our own. There are also several smaller competitors that, in the aggregate, generate significant revenues from the sale of products similar to those we offer. Some competitors may offer a broader range of instruments and equipment for sale than we do and may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify. We cannot assure you that revenue from our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products. Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations.

Our revenues are subject to fluctuations that are beyond our control, which could materially adversely affect our results of operations in a given financial period.

Projects awarded to and scheduled by our customers can be delayed or canceled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions, natural disasters or pandemics, including the recent global pandemic;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	delays in obtaining access rights;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues;

•	macroeconomic and industry conditions; and

•	delays in payments to our customers from their clients.

Capital requirements for our business strategy can be large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage or execute our strategy.

In recent periods we have funded our capital requirements with issuance of Preferred Stock and Common Stock and proceeds from the sale of assets. Our capital requirements may continue to increase. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile.

As of January 31, 2022, under our Amended and Restated Articles of Incorporation, we are authorized to issue up to 40,000,000 shares of our Common Stock and 2,000,000 shares of Preferred Stock, of which 13,774,104 shares of Common Stock and 1,682,985 shares of Preferred Stock are issued and outstanding. We cannot predict the availability, size or price of any future issuances of Preferred Stock or Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities or our ability to raise additional capital through stock issuances. Any additional issuances of Preferred Stock or Common Stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company

Due to these factors, we cannot be certain that funding will be available if and when needed and to the extent required, on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to grow our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.

Access to working capital and letters of credit may be limited.

From time to time, we may require access to working capital to meet overhead costs and operational expenditures, to finance inventory purchases, or to provide letters of credit or bankers’ guarantees to certain customers. For the past several years we have not had a credit facility in place, and have used cash generated from our operations, sale of lease pool equipment and sale of our Series A Preferred Stock and Common Stock to meet our working capital needs. There is no assurance that we will be able to negotiate a credit facility or continue to meet working capital needs with cash generated from our operations, sale of lease pool equipment or sale of our Series A Preferred Stock or Common Stock. Many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities, which limits our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities or maintain and appropriate level of working capital to meet our overhead costs and operational expenditures. Further, our failure to meet our projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints that could limit our ability to meet the day-to-day needs of our business. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, or seek additional capital, which may not be available on terms acceptable to us, or at all. Our inability to generate or access working capital could have a material adverse effect on our operations and financial condition.

Our long-lived assets may be subject to impairment.

We periodically assess our long-lived assets and other intangible assets for impairment. If the future cash flows anticipated to be generated from these assets falls below net book value, we may be required to write down the value of our long-lived assets. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. In fiscal 2021 we recognized impairment charges of approximately $2.5 million equal to 100% of the gross carrying amount of goodwill. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Long-Lived Assets.”

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

We could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions or the seizure of assets. We could face other third-party claims by agents, stockholders, debt holders, or other interest holders or constituents of our company. Further, disclosure of the subject matter of any investigation could adversely affect our reputation and our ability to obtain new business from potential customers or retain existing business from our current customers, to attract and retain employees and to access the capital markets. Our customers in relevant jurisdictions could seek to impose penalties or take other actions adverse to our interests, and we may be required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations.

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

We rely heavily on information systems to conduct and protect our business. As a result, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The Company is aware of one such security breach that has occurred in the past; however after consultation with counsel and cybersecurity consultants, Management does not believe any sensitive information was breached.

The potential for additional security threats and breaches subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, although we have implemented procedures and controls designed to address prior breaches and prevent and mitigate future threats, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring again. The occurrence of any future breaches of our information systems could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

Since the outbreak of the global pandemic and continuing through most of fiscal 2022, we allowed some employees to work from home on a more frequent basis. As a result, have experienced, and continue to experience, increased cybersecurity and data security risks, due to increased use of home Wi-Fi networks and virtual private networks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned that cybercriminals will take advantage of the disruption and uncertainty created by the global pandemic in their cyberattacks. While we continue to implement and improve information technology controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers’ operations, loss or damage to our data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data, and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. Although we have taken measures to prevent cybersecurity attacks and respond to cyber incidents as they have occurred, these measures may not be sufficient to prevent or recover from cyberattacks or information security breaches. Although we maintain insurance coverage to protect against cybersecurity risks, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of any future cyberattacks. Furthermore, additional cybersecurity attacks could damage our reputation and lead to financial losses from remedial actions, loss of business, increased protection costs, regulatory action or potential liability.

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

•	unknown liabilities or other unforeseen obligations of any company we may acquire, which may not be identified in the course of or due diligence;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	diversion of management’s attention from existing operations or other priorities;

•	increased competition for acquisition opportunities, in turn increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions; and

•	our inability to secure sufficient financing, on terms we find acceptable, that may be required for any such acquisition or investment.

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

We have initiated, and may in the future initiate, strategic initiatives in order to focus and expand our product offerings. The initiatives we have initiated include (i) the development of side-scan sonar systems specifically for unmanned vehicles, including integration of our MA-X™ technology; (ii) the development of SAS sonar systems in cooperation with a major European defense contractor; (iii) the application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare; (iv) implementation of our ATR technology and (v) disposition of our Leasing Business. There can be no assurance that we will realize the anticipated benefits of such initiatives or that any of the strategic initiatives will ultimately have a material impact on our financial position or results of operations. The pursuit of the strategic initiatives presents a number of risks, including but not limited to, the length of development, increased competition, the diversion of management’s attention from existing operations or other priorities, the unavailability of equipment, budget limitations and the ability to sell our lease pool equipment on favorable terms, if at all, all of which could adversely affect our financial condition and results of operations.

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

We were required to temporarily shut-down our facilities in Malaysia and Singapore on March 17, 2020 and April 7, 2020, respectively. The Malaysia facility was reopened on April 21, 2020 with approximately 50% of its normal staff and resumed operations with 100% of its employees on May 4, 2020. In Singapore, we were able to continue limited shipping and receiving operations during the shutdown and were able to resume manufacturing operations on June 1, 2020. Both facilities continued to operate at essentially full capacity. However, the ability of management to travel between Singapore and Malaysia without restriction only commenced in April 2022.

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

Furthermore, the lingering effect of the global pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and impact our financial condition and results of operations even after the pandemic is fully contained. For example, if a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. We continue to monitor the impact of the global pandemic on our cash flows and on the credit and financial markets.

If there are extended or additional facility closures, or other interruptions to our business, including as a result of impact on third-party suppliers, contract manufacturers and service providers, related to the global pandemic, such disruptions could have a material adverse impact on our liquidity, financial condition, and results of operations.

Risks Related to Human Capital Management

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of January 31, 2022, we had approximately 200 employees and we expect to increase our number of employees and expand the scope and location of our operations. To manage our anticipated development, expansion and incurrence of additional expenses, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Members of our management team may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of the Company.

We depend on key management personnel and attracting and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract and retain other qualified personnel.

Our success depends to a significant degree upon the technical skills and continued service of certain members of our management team. The loss of the services of any member of our management team could have a material adverse effect on us.

Our success will also depend upon our ability to attract and retain additional qualified management, regulatory, technical, and sales and marketing executives and personnel. The failure to attract, integrate, motivate, and retain additional skilled and qualified personnel could have a material adverse effect on our business. We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. In addition, failure to succeed in these efforts may make it more challenging to recruit and retain qualified personnel. There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with legal requirements or the requirements of government regulators in the jurisdictions in which we operate, provide accurate information to applicable government authorities, comply with fraud and abuse and other healthcare laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us.

We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and anyone performing similar functions, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting requirements and oversight if subject to an agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could substantially disrupt our operations.

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

To the extent that the price of our Common Stock remains at lower levels, or it declines further, our ability to raise funds through the issuance of equity or otherwise use our Common Stock as consideration will be reduced. In addition, increases in our leverage may make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans

We may not be able to maintain our listing on the NASDAQ Global Select Market (“NASDAQ”), which could have a material adverse effect on us and our stockholders.

The standards for continued listing on NASDAQ include, among other things, that the minimum bid price for the listed securities not fall below $1.00 for a period in excess of thirty consecutive business days. During the months of March, April, and May 2020 our Common Stock periodically traded at levels below $1.00 per share, but never for thirty consecutive days. Subsequently, the price recovered from those levels. However, if the closing bid price of our Common Stock were to fail to meet NASDAQ’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our Common Stock. The delisting of our Common Stock from NASDAQ could negatively impact us by (i) reducing the liquidity and market price of our Common Stock; (ii) reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

As of January 31, 2022, 1,682,985 shares of the Series A Preferred Stock were outstanding, with a liquidation preference of $25.00 per share. The Company has 2,000,000 shares of preferred stock authorized. The Preferred Stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. The Series A Preferred Stock has a liquidation preference senior to that of our Common Stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our Common Stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our Common Stock. The issuance of these securities could dilute or negatively affect the value of our Common Stock.

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

As of January 31, 2022, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls to ensure proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) related to assessment of whether control has transferred to a customer in a point in time revenue transaction, more specifically a bill-and hold revenue transaction. The Company failed to properly determine whether control had transferred to a customer in a bill-and -hold transaction and recognized revenue in error as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2022.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy the following principal facilities, which we believe are adequately utilized for our continuing operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased
Huntsville, Texas	Office and warehouse	25,000 (on six acres)	Owned
The Woodlands, Texas	Office	5,800	Leased
Singapore	Office and warehouse	20,000	Leased
Shepton Mallet, United Kingdom	Office and warehouse	10,000	Leased
Iskandar Puteri, Johor, Malaysia	Office and warehouse	76,700	Leased
Salem, New Hampshire	Office and warehouse	57,900 (on 23.6 acres)	Owned

We do not believe that any single property is material to our operations and, if necessary, we could readily obtain a replacement facility. Approximately 8,500 square feet of the facility in Salem, New Hampshire is subleased to unrelated third parties.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Common Stock is traded on NASDAQ under the symbol “MIND.” As of April 28, 2022, there were approximately 3,500 beneficial holders of our Common Stock.

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

As of April 28, 2022, there were 1,682,985 shares of Series A Preferred Stock outstanding with a liquidation preference of $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $947,000. However, in response to unexpected demands on our liquidity, we could suspend the quarterly dividend on the Series A Preferred Stock.

As of January 31, 2022, we had deposits in foreign banks equal to approximately $2.6 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2022.

Item 6. Selected Financial Data

Not required under Item 301 of Regulation S-K, for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we have operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of fiscal 2021, our Board decided to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the Leasing Business operations are presented as discontinued operations. See Note 2 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

Revenue from the Marine Technology Products business includes sales of Seamap equipment and sales of Klein equipment. This business operates from locations near Bristol, United Kingdom; Salem, New Hampshire; Huntsville, Texas; Johor, Malaysia and in Singapore.

The discontinued operations of the Leasing Business includes all land leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business has been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries MCL, MEL and our branch in Colombia.

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

The following table presents certain operating information of our continuing operations:

	Year Ended January 31,
	2022	2021
	(in thousands)
Revenues:
Sale of marine technology products	$23,107	$21,215
Total revenues	$23,107	$21,215
Cost of sales:
Sale of marine technology products	$17,085	$13,906
Total cost of sales	$17,085	$13,906
Gross profit	$6,022	$7,309
Operating expenses:
Selling, general and administrative	$14,761	$12,648
Research and development	$3,596	$3,003
Provision for doubtful accounts	$—	$659
Impairment of intangible assets	$—	$2,531
Depreciation and amortization	$2,209	$2,796
Total operating expenses	$20,566	$21,637
Operating loss	$(14,544)	$(14,328)

	Year Ended January 31,
	2022	2021
	(in thousands)
Reconciliation of Net loss from continuing operations to EBITDA and Adjusted EBITDA
Net loss from continuing operations	$(13,579)	$(14,002)
Depreciation and amortization	2,209	2,796
(Benefit) provision for income taxes	(39)	536
EBITDA from continuing operations (1)	(11,409)	(10,670)
Non-cash foreign exchange losses	163	110
Stock-based compensation	643	708
Impairment of intangible assets	—	2,531
Adjusted EBITDA from continuing operations (1)	$(10,603)	$(7,321)
Reconciliation of Net Cash Used In Operating Activities to EBITDA
Net cash used in operating activities	$(17,134)	$(6,360)
PPP loan forgiveness	850	757
Stock-based compensation	(643)	(708)
Provision for doubtful accounts	—	(659)
Provision for inventory obsolescence	(616)	(132)
Changes in accounts receivable (current and long-term)	4,316	(3,077)
Interest paid	—	40
Taxes paid, net of refunds	355	336
Loss on sale of other equipment	155	357
Changes in inventory	3,122	(998)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(2,673)	1,223
Impairment of intangible assets	—	(2,531)
Changes in prepaid expenses and other current and long-term assets	606	(154)
Other	253	1,236
EBITDA from continuing operations (1)	$(11,409)	$(10,670)

___________________________________________________________

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, stock-based compensation, impairment of intangible assets, other non-cash tax related items and non-cash costs of lease pool equipment sales. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or as alternatives to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do. EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

Our discontinued operations consisted primarily of leasing seismic data acquisition equipment mainly to seismic data acquisition companies conducting land surveys worldwide. Historically, we provided short-term leasing, typically for a term of less than one year, of seismic equipment to meet a customer’s requirements. From time to time, we sold lease pool equipment. These sales were transacted when we had equipment for which we did not have near term needs in our leasing business or which was otherwise considered excess. Additionally, when equipment that had been leased to a customer was lost or destroyed, the customer was charged for such equipment at amounts specified in the underlying lease agreement.

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Item 1A- “Risk Factors.”

Business Outlook

Our financial results in recent periods, particularly fiscal 2022, have been less than anticipated.  We believe this is the result of several factors including the following:

•	The ongoing effects of the global pandemic, such as delayed customer activity, inability to interact directly with many customers and restrictions on the activities of our employees.

•	Disruptions in the global supply chain which have resulted in delays in development and production activities.

•	Uncertainty in the global economic and geopolitical situation, resulting in delayed expenditures or changes in project priorities.

The above factors notwithstanding, in recent weeks we have seen a significant increase in order activity (as discussed below) and we believe general economic and geopolitical trends are now favorable for much of our business.  Global energy prices have increased significantly in recent weeks. We believe this is a positive development for our marine seismic customers. Higher energy prices and the global movement towards renewable energy is, we believe, positive for our customers in the marine survey industry.  Additionally, the current geopolitical unrest, especially in Europe and Asia, is driving demand for defense and maritime security solutions.

In recent months, we have continued to experience significant inquiries and bid activity for our other marine technology products. As of January 31, 2022, our backlog of firm orders for our Marine Technology Products business was approximately $13.1 million, as compared to approximately $14.2 million as of January 31, 2021. Subsequent to January 31, 2022 we have received firm orders totaling approximately $5.7 million for seismic and multi-beam sonar systems.  Additionally, we have responded to requests for proposals (“RFQ”s) for multi-beam sonar systems totaling approximately $4.8 million.  These RFQ’s specifically require our products. Based on discussions with the end-users for these orders and our experience with the governmental procurement process, we are confident we will receive firm orders for these items.  Accordingly, our backlog and other firm and highly confident orders total approximately $23.6 million. We expect essentially all of these orders to be completed within fiscal 2023 and currently expect revenues from continuing operation in fiscal 2023 to exceed those of fiscal 2022. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Going forward we intend to address three primary markets in our Marine Technology Products business -

•	Marine Survey;

•	Marine Exploration; and

•	Maritime Defense.

Specific applications within those markets include sea-floor survey, search and recovery, mineral and geophysical exploration, mine counter measures and anti-submarine warfare. We have existing technology and products that meet needs across all these markets such as -

•	Side-scan sonar;

•	Bathymetry systems;

•	Acoustic arrays, such as SeaLink; and

•	Marine seismic equipment, such as GunLink and BuoyLink.

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

In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:

•	Development of side-scan sonar and other sensor systems specifically for unmanned vehicles, including integration of our MA-X™ technology;

•	Application of our ATR technology to our sonar systems;

•	Development of SAS sonar systems in cooperation with a major European defense contractor; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

In response to the effects of the global pandemic and the current economic environment we took steps to reduce expenses including the layoff or furloughing of certain employees and contractors and the deferral of other expenditures. Additionally, subsequent to January 31, 2022, we eliminated two executive management positions in order to further control general and administrative costs. Should the effects of the global pandemic and uncertainty about global economic conditions continue, we may take further steps to reduce costs. We believe the majority of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

General inflation levels have increased recently due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors can be expected to have a negative impact on our costs; however, the magnitude of such impact cannot be accurately determined. In response to these cost increases, in the first quarter of fiscal 2023, we increased the pricing for the majority of our products. The amount of the increase varies by product and ranged from approximately 5% to 20%.

During fiscal 2022 and fiscal 2021, the Company received Singapore government grant pursuant to its Job Support Scheme. The primary objective of the Job Support Scheme is to assist companies in retaining local employees during the global pandemic. Grants from the Job Support Scheme in fiscal 2022 and fiscal 2021 totaled approximately $93,000 and $372,000, respectively. Our operations in the United Kingdom also received grants from the government backed Job Retention Scheme. During fiscal 2021, the Company received grants from the Job Retention Scheme totaling approximately $119,000. Future benefit from these government job schemes will be dependent on availability and our ability to qualify for the assistance. We cannot be certain future benefits will be obtained.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described below.

Results of Continuing Operations

For fiscal 2022 and 2021, we recorded operating losses of approximately $14.5 million and $14.3 million, respectively. Although we incurred relatively similar operating losses in fiscal 2022 and 2021, the primary factors driving the losses were different.  In fiscal 2021 we faced the direct impacts of the global pandemic, including lockdowns, facility closings, restrictions limiting our employee’s ability to work, travel or visit customers. In fiscal 2022 we experienced the indirect effects of the global pandemic, including supply chain disruptions, longer lead times, and delivery delays, culminating in rising costs.

Marine Technology Products

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Year Ended January 31,
	2022	2021
	($ in thousands)
Revenues:
Seamap	$17,294	$17,104
Klein	5,825	4,387
Intra-segment sales	(12)	(276)
	23,107	21,215
Cost of sales:
Seamap	11,735	10,211
Klein	5,362	3,971
Intra-segment sales	(12)	(276)
	17,085	13,906
Gross profit	$6,022	$7,309
Gross profit margin	26%	34%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Although a marginal increase in revenues exists, we believe our full potential was hindered, in large part, to temporary delays and disruptions caused by the lingering effects of the global pandemic, including shipping delays, limited availability and longer lead times for certain products, and disruptions to our product delivery schedules. The gross profit and gross profit margins generated by sales of Seamap products were approximately $5.6 million and 32% during fiscal 2022 and approximately $6.9 million and 40% in fiscal 2021. The decrease in gross profit margins between the periods is primarily due to revenue mix, but also reflects inefficiencies as a result of supply chain disruptions and product delivery delays.

Revenue from the sale of Klein products was approximately $5.8 million during fiscal 2022 versus approximately $4.4 million in the prior year period. We believe the increase in revenue is primarily due to the increased interest and demand for our single beam sonar products. Gross profit was approximately $463,000 and $416,000, with gross profit margins of 8% and 9%, during fiscal 2022 and 2021, respectively. The decline in year over year gross profit margin is due mainly to higher product testing and sustaining engineering activity during fiscal 2022.

Operating Expenses

Selling, general and administrative expenses for fiscal 2022 amounted to approximately $14.8 million, compared to approximately $12.6 million in 2021, respectively. Selling, general and administrative expenses increased in fiscal 2022 due to higher legal and professional fees related to our previously reported contingent liability matter, plus incremental travel, entertainment, and convention expenses as pandemic related restrictions eased and we reengaged with customers.  In addition, our fiscal 2022 selling, general and administrative expenses include certain recurring operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., reported in discontinued operations in fiscal 2021. As of January 31, 2022, our contingent liability has been resolved through a mutual, no-fault settlement with the other party.

Research and development costs increased in fiscal 2022 as compared to fiscal 2021 due to incremental product development activity, including SAS, automatic target recognition, passive arrays and sensor systems for unmanned platforms, and our other strategic product initiatives.

In fiscal 2022, no provision for doubtful accounts was recorded compared to approximately $659,000 in fiscal 2021. The fiscal 2021 provision was recorded to reflect the revaluation of bonds received during the period in settlement of an outstanding accounts receivable balance. Due to the deteriorating financial position of the issuer, it was determined that the value of the bonds had been impaired. At January 31, 2022, and 2021, we had trade accounts and note receivables over 180 days past due of approximately $36,000 and $1.1 million, respectively. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2022, and 2021, our allowance for doubtful accounts receivable amounted to approximately $484,000 and $948,000, respectively.

Depreciation and amortization expense relates primarily to the depreciation of furniture, fixtures and office equipment and the amortization of intangible assets. The decrease in depreciation and amortization expense in fiscal 2022 is due primarily to intangible assets becoming fully depreciated during the current fiscal year.

We periodically evaluate the recoverability of our intangible assets, including goodwill. As of January 31, 2022, we performed a qualitative analysis of our intangible assets and determined that there were no indicators of impairment for fiscal 2022. In the first quarter of fiscal 2021 due to the uncertain economic environment and declines in the trading prices of the Company’s equity securities, we determined that our remaining goodwill had been impaired, resulting in a charge of approximately $2.5 million.

Other Income and Expense

Included in other expense in fiscal 2022 is approximately $850,000 related to forgiveness of the loan (the “PPP Loan”) granted to Klein pursuant to the Paycheck Protection Program administered by the Small Business Administration in response to the global pandemic. In February 2021 we received confirmation that 100% of the PPP Loan granted to Klein had been forgiven.

Provision for Income Taxes

Our benefit for income taxes for continuing operations for fiscal 2022 was approximately $39,000. This amount differed from the result expected when applying the U.S. statutory rate of 21% to our loss before income taxes due primarily to the impact of valuation allowances against the increase in our deferred tax assets, permanent differences between book income and taxable income, and the impact of foreign withholding taxes.

In fiscal 2021, our provision for income taxes for continuing operations was approximately $536,000. This amount differed from the expected income tax benefit at the U.S. statutory rate of 21% due primarily valuation allowances against the increase in our deferred tax assets, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the global pandemic. The CARES Act did not have a material impact on the Company’s provision for income taxes in fiscal 2022 or fiscal 2021.

Internal Controls

As of January 31, 2022, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls to ensure proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) related to assessment of whether control has transferred to a customer in a point in time revenue transaction, more specifically in a bill-and-hold transaction. The Company failed to properly determine whether control had transferred to a customer in a bill-and-hold transaction and recognized revenue in error as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2022. We are evaluating our controls related to accounting estimates and have identified changes to our existing controls and additional controls we intend to implement in an effort to strengthen our control environment. We can give no assurance that these actions will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Results of Discontinued Operations

Revenues and cost of sales from discontinued operations were comprised of the following:

	Year Ended January 31,
	2022	2021
Revenues:
Equipment leasing	878	3,526
Lease pool equipment sales	—	2,010
Other equipment sales	—	211
	878	5,747
Cost of sales:
Direct costs-equipment leasing	993	2,018
Lease pool depreciation	—	1,698
Cost of lease pool equipment sales	—	684
Cost of other equipment sales	—	137
	993	4,537
Gross (loss) profit	(115)	1,210
Operating expenses:
Selling, general and administrative	1,622	4,589
Recovery of doubtful accounts	(450)	470
Depreciation and amortization	5	132
Total operating expenses	1,177	5,191
Operating loss	(1,292)	(3,981)
Other income	93	201
Loss on disposal (including $2,745 of cumulative translation loss)	—	(1,859)
Loss before income taxes	(1,199)	(5,639)
Provision for income taxes	(307)	(665)
Net loss	(1,506)	(6,304)

Following the decision to exit the Leasing Business and present those operations as discontinued operations, we no longer recognize depreciation expense related to our lease pool of seismic equipment, but rather reassess, on a quarterly basis, the recoverability of the remaining carrying value of those assets. Similarly, we no longer recognize gain or loss from the sale of individual lease pool assets but present any net gain or loss from such transactions as a reduction in the carrying value of the lease pool.

Revenue from discontinued operations during fiscal 2022 decreased approximately 85% to $878,000 compared to $5.7 million for fiscal 2021. The reduction in revenue is due to lower equipment leasing activity. We complete our last equipment leasing contract and ceased all equipment leasing activity as of July 31, 2022.

Direct costs related to the Leasing Business dropped to approximately $1.0 million for fiscal year 2022 from approximately $4.5 million reported in fiscal 2021. The reduction in direct costs is commensurate with the decline in revenue. Also, we no longer record lease pool depreciation on discontinued operations, resulting in a decrease of approximately $1.7 million in fiscal 2022.

Selling, general and administrative costs related to the Leasing Business amounted to approximately $1.6 million, compared to $4.6 million during fiscal 2021. The decrease was due primarily to lower compensation and other administrative expenses resulting from headcount reductions and the decline in business activity. In addition, certain recurring operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., reported in discontinued operations in fiscal 2021 have been reported in continuing operations in fiscal 2022 as the Leasing Business is winding down.

In fiscal 2022, we recorded a recovery for doubtful accounts of approximately $450,000 in discontinued operations. In fiscal 2021 we recorded a provision for doubtful accounts of approximately $470,000 related to discontinued operations. The provision recorded in fiscal 2021 was due to a revaluation of the collectability of our accounts receivable prompted by the detrimental impact of the global pandemic, a decline in commodity prices, and our decision to exit the Leasing Business. Under the circumstances, we deemed it more likely than not that certain of our customers would encounter financial difficulties and potentially be unable to fully satisfy their financial obligations to us.

In fiscal 2021 we recorded a loss on disposal of Assets Held for Sale of approximately $1.9 million which reflects the amount by which the unadjusted carrying value of the net assets of the Leasing Business exceeded the estimated proceeds of the planned sale of the business. The unadjusted carrying value of the Leasing Business included approximately $2.7 million of cumulative translation adjustment which had historically been recorded in Accumulated Other Comprehensive Loss, a component of equity. In fiscal 2022 we recognized approximately $2.5 million of cumulative translation adjustment against the accrued loss on disposal recorded in fiscal 2021.

Subsequent to July 31, 2020, sales of lease pool equipment totaling approximately $7.0 million have been reflected as a reduction in the carrying value of assets held for sale, with no gain or loss recognized from these transactions.

Our provision for income taxes related to our discontinued operations for fiscal 2022 was approximately $307,000 on a loss before income taxes of approximately $1.2 million. Our provision varies from the expected provision based on the U.S. statutory rate due primarily to the impact of permanent differences between book and taxable income, local taxes in a foreign jurisdiction, and the effect of foreign withholding taxes.

Liquidity and Capital Resources

As discussed above, the lingering impacts of the global pandemic, emerging supply chain disruption and recent volatility in oil prices have created significant uncertainty in the global economy which could have an adverse effect on our business, financial position, results of operations and liquidity. The period for which impacts of the global pandemic, supply chain disruptions and volatility in oil prices will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts have begun to subside but there can be no assurance of that.

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock pursuant to its at the market (the “ATM”) offering programs for the past several years. As of January 31, 2022, the net book value of remaining lease pool equipment available for sale is approximately $700,000 and the Company has approximately 317,000 shares of Preferred Stock and approximately 13.8 million shares of Common Stock available for issuance. Nevertheless, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at a market price acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no funded debt, or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $18.5 million as of January 31, 2022, including cash of approximately $5.1 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $13.1 million as of January 31, 2022. Production for certain of these orders was in process and included in inventory as of January 31, 2022, thereby reducing the liquidity needed to complete the orders. Subsequent to January 31, 2022 we received firm orders of approximately $5.7 million and responded to requests for proposals (“RFQ”s) of approximately $4.8 million. Accordingly, the combination of our backlog, subsequent orders and RFQ’s, which management believes will be confirmed and completed in fiscal 2023, currently total approximately $23.6 million.

•

Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2023.

•	The Company has declared and paid the quarterly dividend on its Series A Preferred Stock for each quarter in fiscal 2022, but such quarterly dividends could be suspended in the future.

•

Despite challenging economic conditions in fiscal 2022, the Company successfully raised approximately $5.2 million in new capital through the sale of Common Stock and Preferred Stock pursuant to the 2nd ATM Offering Program. Management could raise further capital through the 2nd ATM Offering Program should the need arise.

•	Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.

Our principal sources of liquidity and capital over the past two fiscal years have been proceeds from issuances of Preferred Stock, Common Stock and from the sale of lease pool equipment.

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of Preferred Stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,774,104 are currently outstanding and 3,446,999 are reserved for issuance pursuant to our Amended and Restated Stock Awards Plan, leaving 22,778,897 available for future issuance. We believe these factors provide capacity for subsequent issues of Common Stock or Preferred Stock.

The Series A Preferred Stock has been issued in a June 2016 public offering, as consideration to Mitsubishi Heavy Industries, Ltd (“MHI”), and in the 1st and 2nd ATM offering programs. The Series A Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into Common Stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of Common Stock to be issued. Through January 31, 2022, we have issued 1,682,985 shares of our Series A Preferred Stock.

During the twelve months ended January 31, 2022, under the 2nd ATM program, the Company sold (i) 18,415 shares of Common Stock, resulting in net proceeds to the Company of approximately $43,000, after deducting underwriting discounts and offering costs and (ii) 212,753 shares of Series A Preferred Stock, resulting in net proceeds to the Company of approximately $5.2 million.

On November 12, 2021, the Company issued 432,000 shares of Series A Preferred Stock pursuant to an underwritten public offering. The Company has received net proceeds of approximately $9.5 million after underwriting discounts and other costs.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Year Ended January 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(17,134)	$(6,360)
Net cash provided by investing activities	5,364	3,207
Net cash provided by financing activities	12,187	4,514
Effect of changes in foreign exchange rates on cash and cash equivalents	86	16
Net increase in cash and cash equivalents	$503	$1,377

As of January 31, 2022, we had working capital of approximately $18.5 million, including cash and cash equivalents of approximately $5.1 million, as compared to working capital of approximately $19.0 million, including cash and cash equivalents of approximately $4.6 million at January 31, 2021. Our working capital remained relatively flat between fiscal 2022 and fiscal 2021.

Cash Used In Operating Activities. Cash used in operating activities amounted to approximately $17.1 million in fiscal 2022 compared to approximately $6.4 million in fiscal 2021. In fiscal 2022, the primary sources of cash used in operating activities was our net loss of approximately $15.1 million, plus the net change in working capital items, such as accounts receivable and inventories, totaling approximately $4.2 million.

Cash Flows From Investing Activities. Cash provided from investing activities during fiscal 2022 increased approximately $2.2 million over fiscal 2021. The increase is primarily due to proceeds from the sale of Assets Held for Sale and lease pool equipment totaling approximately $5.4 million and zero, respectively, in fiscal 2022 as compared to approximately $1.5 million and $2.0 million, respectively, in fiscal 2021.

Cash Flows From Financing Activities. Net cash provided by financing activities during fiscal 2022 consisted of approximately $43,000 of proceeds from sales of Common Stock and approximately $14.7 million of proceeds from sales of Preferred Stock, partially offset by approximately $2.5 million of Preferred Stock dividend payments. In the third quarter of fiscal 2021 we launched the 2nd ATM Offering Program under which we were authorized to sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock.

As of January 31, 2022, we have no funded debt and no obligations containing restrictive financial covenants.

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

We have determined that, due to the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries is not deemed indefinitely reinvested outside of the United States as of January 31, 2022. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of January 31, 2022, we had deposits in foreign banks equal to approximately $2.6 million all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to the allowances for uncollectible accounts receivable and inventory obsolescence, the useful lives, and the impairment assessments of our various intangible assets. Other areas where we have made significant estimates include the valuation of stock options, the assessment of the need for a valuation allowance related to deferred tax assets and the assessment of uncertain tax positions.

Critical accounting policies are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting policies.

Revenue Recognition

•

Marine Technology Product Sales – We recognize revenue and cost of goods sold from sales of marine technology products upon agreement of terms and completion of our performance obligations, which is typically when delivery has occurred, or in the case of bill-and-hold arrangements, when control has been transferred.

•

Long-term project revenue – From time to time we enter into contracts whereby we assemble and/or manufacture and sell certain marine equipment, primarily to governmental entities. Performance under these contracts generally occurs over a period of three to twelve months. Revenue and costs related to these contracts are recognized “over time”, as each separately identified performance obligation is satisfied.

•	Repair services and equipment upgrade revenue – From time to time we enter into contracts whereby perform repair services or complete equipment upgrades on customer owned equipment. Revenue and cost of sales under these contracts are recognized “over time” pursuant to the practical expedient under which revenue is recognized when invoiced.

•

Service agreements – In some cases we provide ongoing support services pursuant to contracts that generally have a term of 12 months. We recognize revenue from these contracts ratably over the term of the contract. In some cases, we may provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, we may provide support services for up to 12 months at no additional charge. We believe any amounts attributable to these support obligations are immaterial.

•

Leases – We recognize lease revenue ratably over the term of the lease unless there is a question as to whether it is collectible. We do not enter into leases with embedded maintenance obligations. Under our standard lease, the customer is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. We provide technical advice to our customers as part of our customer service practices. In most situations, our customers pay shipping and handling costs directly to the shipping agents. Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details). There are no active leases as of January 31, 2022, and all leases in effect at January 31, 2021 were for a term of one year or less.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. No allowance for doubtful accounts related to continuing operations was recorded during fiscal 2022 compared to $659,000 in 2021. A recovery of $450,000 and a provision for doubtful accounts of $470,000 related to discontinued operations were recorded in fiscal 2022 and 2021, respectively.

Goodwill and Other Intangible Assets

As of January 31, 2022, all intangible assets, relate to our Marine Technology Products business, which includes the operations of Seamap and Klein. For purposes of evaluating impairment pursuant to FASB Accounting Standards Codification Topic (ASC) 350, we established Seamap and Klein as reporting units. In accordance with ASC 350 we are required to evaluate the carrying value of our goodwill at least annually for impairment, or more frequently if facts and circumstances indicate it is more likely than not impairment has occurred. In the first quarter of fiscal 2021, due to the impact of the global pandemic, significant uncertainty regarding near-term or long-term projections, and a significant drop in the value of the Company’s Common Stock, we performed qualitative analysis that indicated full impairment of our remaining goodwill. As a result, we recorded an impairment charge against the remaining $2.5 million of goodwill recorded in our Seamap reporting unit. Therefore, as of January 31, 2022, we no longer have a net carrying value of goodwill recorded on our books and will no longer perform or make future disclosures with respect to testing for goodwill impairment.

As of January 31, 2022 and 2021 we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Seamap reporting unit was not more than its fair value. As a result, no charge for impairment was recorded in fiscal 2022 or fiscal 2021 related to the Seamap reporting unit

As of January 31, 2022, we concluded, based on an assessment of qualitative factors, that it was more likely than not that the carrying value of the Klein reporting unit was not more than its fair value.  As of January 31, 2021, we performed an assessment of qualitative factors and concluded that a quantitative assessment was required to determine if it was more likely than not that the carrying value of the Klein reporting unit exceeded fair value. We therefore conducted a quantitative assessment which indicated it was more likely than not that the carrying did not exceed the fair market value. As a result, no charge for impairment was recorded for fiscal 2022 or fiscal 2021 related to the Klein reporting unit.

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

The weight we give to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	projected taxable income in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of deferred tax assets expiring without realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

In determining the valuation allowance to be recorded, we considered the following positive indicators:

•	our history of taxable income in certain jurisdictions;

•	the cyclical nature of the energy industry in general and the seismic industry in particular;

•	specific tax planning strategies that will produce additional taxable income;

•

the carryover periods for certain tax benefits. In particular, the loss carryover period in the United States is 20 years for tax years beginning before December 31, 2017, and indefinite for losses incurred in tax years beginning after December 31, 2017. Also, pursuant to the CARES Act the utilization of losses incurred in tax years beginning after December 31, 2017, and before January 1, 2021, is no longer limited to 80% of taxable income;

•	the carryover period for U.S. foreign tax credit carryforwards is 10 years;

•	we do not have a history of net operating losses expiring without being utilized; and

•	our existing customer relationships.

We also considered the following negative indicators:

•

our recent losses within certain jurisdictions, including the United States, Malaysia, Hungary, Canada and the United Kingdom, specifically cumulative losses over a three-year period in these jurisdictions;

•	the utilization of tax benefits, specifically foreign tax credits, is limited in certain jurisdictions:

Based on our evaluation of the evidence, as of January 31, 2022, we have provided the following approximate valuation allowances against deferred tax assets of continuing operations in various jurisdictions (in thousands):

	Deferred Tax	Valuation	Net Deferred
Jurisdiction	Assets	Allowance	Tax Asset
United States(1)	$21,797	$(21,797)	$—
United Kingdom	654	(654)	$—
Malaysia	856	(856)	$—

(1)	includes federal and state deferred tax assets

The deferred tax asset in the United States relates primarily to net operation loss carryovers. Although we do not have a history of loss carryovers expiring without being utilized and the earliest expiration of a loss carryforward is in 2033, we have a recent history of taxable losses in the United States and future earnings in this jurisdiction are uncertain. In order to fully utilize the deferred tax assets in the United States we would need to generate taxable income of approximately $113.3 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2022,at the reasonable assurance level.

As described below, the Company will implement changes to internal control procedures intended to ensure that cut-off related to sales transactions will be based on relevant, sufficient and reliable data which is adequately reviewed and approved by appropriate levels of authority to ensure sales transactions recorded are reasonable and appropriate. Notwithstanding the material weakness described above, the Company's management, including our principal executive officers and principal financial officer, have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, identified a material weakness involving the Company's review controls to ensure the proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) related to assessment of whether control has transferred to a customer in a point in time revenue transaction, more specifically a bill-and-hold revenue transaction. The Company failed to properly determine whether control had transferred to a customer in a bill-and-hold transaction and recognized revenue in error as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2022. Solely as a result of such material weakness, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of January 31, 2022.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting

To address the material weakness regarding the failure to detect an error in cut-off related to sales transactions recorded prior to transfer of control to customers, the Company will do the following:

•

Reinforce the importance of of proper disclosure of facts and circumstances with respect to extraordinary revenue recognition transactions, such as bill-and-hold revenue transactions, through policy statements, regular communication and in periodic reviews and meetings with managers and staff;

•

Establish policies and procedures to ensure the accumulation of relevant, accurate, and reliable data necessary for making proper revenue recognition decisions, particularly with respect to bill-and-hold arrangements;

•

Ensure adequate review and approval of the transfer of control criteria by appropriate levels of authority, including the review of customer contracts, bill-and-hold letters, instructions related to delivery or customer arranged pickup of goods and materials, as well as other correspondence with customers;

•	Perform comparison of prior revenue recognition transactions with similar transfer of control issues; and

•	Consideration by management of whether the resulting period revenues are consistent with the operational plans of the entity.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness discussed above, there was no change in our system of internal control over financial reporting during the quarter ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2022.

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures. The Code of Business Conduct and Ethics represents the code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code of Business Conduct and Ethics is available on our website, https://www.mind-technology.com, and a copy will be mailed without charge, upon written request, to MIND Technology, Inc., 2002 Timberloch Place, Suite 550, The Woodlands, Texas, 77380, Attention: Robert P. Capps. We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website, at https://www.mind-technology.com promptly following the date of the amendment or waiver.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2022.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed

	(i)	Financial Statements

The financial statements filed as part of this Form 10-K are listed in "Index to Consolidated Financial Statements" on page F-1.

	(ii)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

	(iii)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.3
3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4
3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5
3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	3.1
3.5	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Registration Statement on Form S-1, filed with the SEC on October 25, 2021	333-260486	3.5
3.6	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on November 4, 2021.	001-13490	3.3
3.7	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1
3.8	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020	001-13490	3.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1
4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2
4.3	Description of Securities	Incorporated by reference to MIND Technology, Inc.’s Annual Report on Form 10-K, filed with the SEC on April 16, 2021.	001-13490	4.3
10.1*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	000-25142	Appendix A
10.2*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	000-25142	Appendix A
10.3*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Form S-8 filed with the SEC on September 5, 2019.	333-233635	4.5
10.4*	Third Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Incorporated by reference to MIND Technology, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on May 28, 2021.	333-259414	Appendix A
10.5*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.3
10.6*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.4
10.7*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Incorporated by reference to Mitcham Industries, Inc.’s Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	000-25142	10.5
10.8*	Form of Restricted Stock Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.1
10.9*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.2
10.10*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.4
10.11*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.12*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.6
10.13*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.7
10.14*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Incorporated by reference to Mitcham Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 8, 2004.	000-25142	10.8
10.15†*	Summary of Non-Employee Director Compensation	Filed herewith.
10.16	Employment Agreement between the Company and Robert P. Capps, dated September 11, 2017	Incorporated by reference to Mitcham Industries, Inc.'s Current Report on Form 8-K, filed with the SEC on September 15, 2017.	001-13490	10.1
10.17	Employment Agreement between the Company and Guy M. Malden, dated September 11, 2017	Incorporated by reference to Mitcham Industries, Inc.'s Current Report on Form 8-K, filed with the SEC on September 15, 2017.	001-13490	10.2
10.18	Employment Agreement between the Company and Dennis P. Morris, dated April 21, 2020	Incorporated by reference to Mitcham Industries, Inc.'s Current Report on Form 8-K, filed with the SEC on April 24, 2020.	001-13490	10.1
10.19	Amendment No. 1 to Guy M. Malden's Employment Agreement, dated June 19, 2020	Incorporated by reference to Mitcham Industries, Inc.'s Form 8-K, filed with the SEC on June 25, 2020.	001-13490	10.1
10.20	Amended and Restated Equity Distribution Agreement, dated as of September 25, 2020, by and between MIND Technology, Inc. and Ladenburg Thalmann & Co. Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2020.	001-13490	1.1
21.1†	Subsidiaries of MIND Technology, Inc.	Filed herewith.
23.1†	Consent of Moss Adams LLP	Filed herewith.
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith.
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith.
32.1†	Certification of Robert P. Capps, Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350	Filed herewith.
32.2†	Certification of Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350	Filed herewith.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2022.

MIND TECHNOLOGY, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date
/s/ ROBERT P. CAPPS	President, Chief Executive Officer and Director	April 29, 2022
Robert P. Capps	(Principal Executive Officer)

/s/ MARK A. COX	Vice President of Finance and Accounting and Chief Financial Officer	April 29, 2022
Mark A. Cox	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 29, 2022
Peter H. Blum

/s/ THOMAS S. GLANVILLE	Director	April 29, 2022
Thomas S. Glanville

/s/ WILLIAM H. HILARIDES	Director	April 29, 2022
William H. Hilarides

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

MIND Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MIND Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has continued to rely on sale of preferred stock and leasepool equipment to sustain operations. The Company’s inability to generate positive cash flows from operations combined with the limited amount of leasepool equipment remaining to be sold raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserves - Seamap

The Company's inventories totaled $14,006,000 net of inventory reserves of $2,417,000, as of January 31, 2022. Included in these amounts related to Seamap were $9,507,000, net of inventory reserves of $1,530,000. As explained in Note 1 to the consolidated financial statements, the Company assesses the value of all inventories including raw materials, work-in-process, and finished goods in each reporting period. Obsolete inventory is written down to its estimated market value if those amounts are determined to be less than cost.

Auditing management's estimates for obsolete and excess inventory involved subjective auditor judgement because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control.

The primary procedures we performed to address this critical audit matter included:

●

Testing management’s process for developing the estimate of the adjustment for excess and obsolete inventory, including testing the completeness and accuracy of the underlying data management used in the estimate.

●	Performing corroborating inquiries with Company personnel outside of the accounting and finance function to evaluate the reasonableness of management’s estimate.

●	Performing procedures to compare recent sales transactions to cost of inventories to assess that the carrying value of inventories was the lower of cost or net realizable value.

/s/ Moss Adams LLP

Houston, Texas

April 29, 2022

We have served as the Company’s auditor since 2017.

MIND TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,114	$4,611
Accounts receivable, net of allowance for doubtful accounts of $484 and $948 at January 31, 2022 and 2021, respectively	8,126	4,747
Inventories, net	14,006	11,453
Prepaid expenses and other current assets	1,840	1,659
Assets held for sale	159	4,321
Total current assets	29,245	26,791
Property and equipment, net	4,272	4,751
Operating lease right-of-use assets	1,835	1,471
Intangible assets, net	6,018	6,750
Other assets	650	—
Total assets	$42,020	$39,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,046	$1,704
Deferred revenue	232	208
Accrued expenses and other current liabilities	5,762	2,912
Income taxes payable	837	562
Operating lease liabilities - current	869	1,008
Liabilities held for sale	953	1,442
Total current liabilities	10,699	7,836
Operating lease liabilities - non-current	966	463
Notes payable	—	850
Deferred tax liability	92	198
Total liabilities	11,757	9,347
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 and 1,038 shares issued and outstanding at January 31, 2022, and 2021, respectively	37,779	23,104
Common stock $0.01 par value; 40,000 shares authorized; 15,705 and 15,681 shares issued at January 31, 2022 and 2021, respectively	157	157
Additional paid-in capital	128,926	128,241
Treasury stock, at cost (1,931 and 1,929 shares at January 31, 2022 and 2021, respectively)	(16,862)	(16,860)
Accumulated deficit	(117,856)	(99,870)
Accumulated other comprehensive loss	(1,881)	(4,356)
Total stockholders’ equity	30,263	30,416
Total liabilities and stockholders’ equity	$42,020	$39,763

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2022	2021
Revenues:
Sale of marine technology products	$23,107	$21,215
Total revenues	23,107	21,215
Cost of sales:
Sale of marine technology products	17,085	13,906
Total cost of sales	17,085	13,906
Gross profit	6,022	7,309
Operating expenses:
Selling, general and administrative	14,761	12,648
Research and development	3,596	3,003
Provision for doubtful accounts	—	659
Impairment of intangible assets	—	2,531
Depreciation and amortization	2,209	2,796
Total operating expenses	20,566	21,637
Operating loss	(14,544)	(14,328)
Other income:
Other income, net	926	862
Total other income	926	862
Loss from continuing operations before income taxes	(13,618)	(13,466)
Benefit (provision) for income taxes	39	(536)
Loss from continuing operations	(13,579)	(14,002)
Loss from discontinued operations, net of income taxes	(1,506)	(6,304)
Net loss	$(15,085)	$(20,306)
Preferred stock dividends	(2,901)	(2,254)
Net loss attributable to common stockholders	$(17,986)	$(22,560)
Net loss per common share - Basic
Continuing operations	$(1.20)	$(1.30)
Discontinued operations	$(0.11)	$(0.50)
Net loss	$(1.31)	$(1.80)
Net loss per common share - Diluted
Continuing operations	$(1.20)	$(1.30)
Discontinued operations	$(0.11)	$(0.50)
Net loss	$(1.31)	$(1.80)
Shares used in computing loss per common share:
Basic	13,771	12,519
Diluted	13,771	12,519

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2022	2021
Net loss attributable to common stockholders	$(17,986)	$(22,560)
Change in cumulative translation adjustment for liquidation of entities held for sale	$2,451	$—
Other changes in cumulative translation adjustment	24	31
Comprehensive loss	$(15,511)	$(22,529)

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended January 31, 2021 and 2022
	Common Stock		Preferred Stock

							Retained	Accumulated
					Additional		Earnings	Other
					Paid-In	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total
Balances, January 31, 2020	14,097	141	994	22,104	123,964	(16,860)	(77,310)	(4,387)	47,652
Net loss	—	—			—	—	(20,306)	—	(20,306)
Foreign currency translation	—	—	—	—	—	—	—	31	31
Preferred stock offering	—	—	44	1,000	—	—	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,254)	—	(2,254)
Common stock offerings	1,584	16	—	—	3,569	—	—	—	3,585
Stock-based compensation	—	—	—	—	708	—	—	—	708
Balances, January 31, 2021	15,681	157	1,038	23,104	128,241	(16,860)	(99,870)	(4,356)	30,416
Net loss	—	—	—	—	—	—	(15,085)	—	(15,085)
Foreign currency translation	—	—	—	—	—	—	—	2,475	2,475
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Restricted stock issued	5	—	—	—	11	—	—	—	11
Preferred stock offering	19	—	645	14,675	—	—	—	—	14,675
Preferred stock dividends	—	—	—	—	—	—	(2,901)	—	(2,901)
Common stock offerings	—	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	632	—	—	—	632
Balances, January 31, 2022	15,705	157	1,683	37,779	128,926	(16,862)	(117,856)	(1,881)	$30,263

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,085)	$(20,306)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(850)	(757)
Depreciation and amortization	2,214	4,627
Stock-based compensation	643	708
Impairment of intangible assets	—	2,531
Loss on disposal of discontinued operations	—	1,859
(Recovery) provision for doubtful accounts, net of charge offs	(453)	1,129
Provision for inventory obsolescence	921	321
Gross profit from sale of lease pool equipment	—	(1,326)
Gross profit from sale of other equipment	(155)	(357)
Deferred tax expense	(106)	32
Changes in:
Accounts receivable	(3,195)	4,632
Unbilled revenue	(57)	72
Inventories	(3,074)	1,178
Income taxes receivable and payable	37	767
Accounts payable, accrued expenses and other current liabilities	713	(2,510)
Prepaid expenses and other current and long-term assets	(565)	581
Deferred revenue	1,878	459
Net cash used in operating activities	(17,134)	(6,360)
Cash flows from investing activities:
Purchases of seismic equipment held for lease	—	(110)
Purchase of technology	—	(366)
Purchases of property and equipment	(834)	(90)
Sale of used lease pool equipment	—	2,010
Sale of assets held for sale	5,437	1,506
Sale of business, net of cash sold	761	257
Net cash provided by investing activities	5,364	3,207
Cash flows from financing activities:
Net proceeds from preferred stock offering	14,676	1,000
Net proceeds from common stock offering	43	3,584
Repurchase of common stock	(2)	—
Preferred stock dividends	(2,530)	(1,677)
Proceeds from PPP loans	—	1,607
Net cash provided by financing activities	12,187	4,514
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	86	16
Net increase in cash, cash equivalents and restricted cash	503	1,377
Cash, cash equivalents and restricted cash, beginning of period	4,611	3,234
Cash, cash equivalents and restricted cash, end of period	$5,114	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

MIND Technology, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Going Concern—These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As discussed in Note 4, the Company has a history of generating losses and negative cash from operating activities and may not have access to sources of capital that were available in prior periods. In addition, the lingering impacts of the global pandemic, emerging supply chain disruptions and recent volatility in oil prices have created significant uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial doubt has arisen regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.

Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), formerly Mitcham Industries, Inc., a Texas corporation, was incorporated in 1987. Effective August 3, 2020, the Company reincorporated in the state of Delaware. Concurrent with the reincorporation the name of the Company was changed to MIND Technology, Inc. and the number of shares of Common Stock and Preferred Stock authorized for issuance was increased. See Note 20 – Corporate Restructuring.

The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide. Effective July 31, 2020, the Leasing Business has been classified as held for sale and the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details). All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition of Marine Technology Product Sales—Revenues and cost of sales from the sale of marine technology products are recognized upon acceptance of terms and completion of our performance obligations, which is typically when delivery has occurred, or in the case of bill-and-hold arrangements, when control has been transferred.

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

Revenue Recognition of Repair Services and Equipment Upgrades—Revenue and cost of sales from the provision of repair services and equipment upgrades are recognized “over time” pursuant to the practical expedient under which revenue is recognized when invoiced.

Revenue Recognition of Service Agreements—In some cases the Company provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. The Company may also provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for fiscal  2022 and 2021 were not material and as a result are not presented separately in the financial statements.

Revenue Recognition of Leasing Arrangements—The Company has historically leased various types of seismic equipment to seismic data acquisition companies. There are no active leases as of  January 31, 2022, and all leases in effect at January 31, 2021 were for a term of one year or less. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenues are recognized as incurred. Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details).

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

Product Warranties—Seamap provide its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. Klein also provides its customers with similar warranties against defects in material and workmanship for an approximate twelve months period subsequent to delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For fiscal 2022 and 2021, warranty expense was not material.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, inventory obsolescence, lease pool valuations, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets, valuation of assets acquired and liabilities assumed in business combinations and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

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

The Company measures the fair values of intangibles and other long-lived assets on a recurring basis if required by impairment tests applicable to these assets. The Company utilized Level 3 inputs to value intangibles and other long-lived assets as of January 31, 2022. See Note 11 to our consolidated financial statements.

Foreign Currency Translation—All balance sheet accounts of the Canadian resident subsidiary for fiscal 2022 and 2021 have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within stockholders’ equity.

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

Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding Common Stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding Common Stock warrants. For fiscal 2022 and 2021, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Year Ended
	January 31,
	2022	2021
	(in thousands)
Stock options	37	48
Restricted stock	13	17
Total dilutive shares	50	65

For fiscal 2022 and 2021, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or comprehensive income.

2. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and its results of operations are reported as discontinued operations as of January 31, 2022 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending  July 31, 2021. The Company now believes it will complete the process by  July 31, 2022.

The assets reported as held for sale consist of the following:

	As of January 31,
	2022	2021
Current assets of discontinued operations:
Accounts receivable, net	177	1,668
Inventories, net	2	352
Prepaid expenses and other current assets	167	150
Seismic equipment lease pool and property and equipment, net	738	4,478
Loss recognized on classification as held for sale	(925)	(2,327)
Total assets of discontinued operations	$159	$4,321

The liabilities reported as held for sale consist of the following:

	As of January 31,
	2022	2021
Current liabilities of discontinued operations:
Accounts payable	$132	$59
Deferred revenue	73	73
Accrued expenses and other current liabilities	507	831
Income taxes payable	241	479
Total liabilities of discontinued operations	$953	$1,442

The results of operations from discontinued operations for the twelve months ended January 31, 2022 and 2021, consist of the following:

	Twelve Months Ended January 31,
	2022	2021
Revenues:
Revenue from discontinued operations	$878	$5,747
Cost of sales:
Cost of discontinued operations	993	4,537
Operating expenses:
Selling, general and administrative	1,622	4,589
(Recovery) provision for doubtful accounts	(450)	470
Depreciation and amortization	5	132
Total operating expenses	1,177	5,191
Operating loss	(1,292)	(3,981)
Other income	93	201
Loss on disposal (including $2,745 of cumulative translation loss)	—	(1,859)
Loss before income taxes from discontinued operations	(1,199)	(5,639)
Provision for income taxes from discontinued operations	(307)	(665)
Net loss from discontinued operations	(1,506)	(6,304)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	As of January 31,
	2022	2021
Depreciation and amortization	$5	$1,830
Gross profit from sale of lease pool equipment	$—	$(1,326)
(Recovery) provisions for doubtful accounts	$(450)	$470
Loss on disposal of discontinued operations	$—	$1,859
Sale of used lease pool equipment	$—	$2,010
Sale of assets held for sale	$6,198	$1,506
Purchase of seismic equipment held for lease	$—	$(110)

3. New Accounting Pronouncements

New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Liquidity

The lingering impacts of the global pandemic, emerging supply chain disruptions and recent volatility in oil prices have created significant uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The time frame for which effects of the global pandemic, supply chain disruptions and volatility in oil prices will continue is uncertain as is the magnitude of any adverse impacts. Management believes that any negative impacts will be temporary, but there can be no assurance of that.

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock pursuant to its at the market (the “ATM”) offering programs for the past several years. As of January 31, 2022, the net book value of remaining lease pool equipment available for sale is approximately $700,000 and the Company has approximately 317,000 shares of Preferred Stock and approximately 13.8 million shares of Common Stock available for issuance. However, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at a market price acceptable to the Company.

The above factors create substantial doubt regarding the Company’s future financial results and liquidity. As such, there is substantial doubt as to the Company's ability to continue as a going concern.

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations.:

•	The Company has no funded debt, or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $18.5 million as of January 31, 2022, including cash of approximately $5.1 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $13.1 million as of January 31, 2022. Production for certain of these orders was in process and included in inventory as of January 31, 2022, thereby reducing the liquidity needed to complete the orders. Subsequent to  January 31, 2022 we received firm orders of approximately $5.7 million and responded to requests for proposals (“RFQ”s) of approximately $4.8 million. Accordingly, the combination of our backlog, subsequent orders and RFQ’s, which management believes will be confirmed and completed in fiscal 2023, currently total approximately $23.6 million.

•

Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2023.

•	The Company has declared the quarterly dividend on its Series A Preferred Stock for the quarter ending April 30, 2022, but such quarterly dividends could be suspended in the future.

•

Despite challenging economic conditions in the fiscal 2022, the Company was successful raising approximately $5.2 million in new capital through the sale of Common Stock and Preferred Stock pursuant to the 2nd ATM offering program. Management expects to be able to raise further capital through the 2nd ATM offering program should the need arise.

Notwithstanding the mitigating factors identified by management, there remains substantial doubt regarding the Company's ability to meet its obligations as they arise over the next twelve months.

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Twelve Months Ended January 31,
	2022	2021
Revenue recognized at a point in time:	(in thousands)
Seamap	$16,422	$16,304
Klein	5,428	4,145
Total revenue recognized at a point in time	$21,850	$20,449
Revenue recognized over time:
Seamap	$871	$766
Klein	$386
Total revenue recognized over time	1,257	766
Total revenue from contracts with customers	$23,107	$21,215

The revenue from products manufactured and sold by our Seamap and Klein businesses, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, from time to time our Seamap and Klein businesses provide repair and maintenance services, or perform upgrades, on customer owned equipment in which case revenue is recognized over time. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software imbedded in Seamap products. The revenue from SMA is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract.

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Twelve Months Ended January 31,
	2022	2021
Revenue from contracts with customers:	(in thousands)
United States	$2,409	$3,687
Europe, Russia & CIS	8,821	8,512
Middle East & Africa	35	1,226
Asia-Pacific	11,244	6,523
Canada & Latin America	598	1,267
Total revenue from contracts with customers	$23,107	$21,215

As of January 31, 2022, contract assets and liabilities consisted of the following:

	January 31, 2022	January 31, 2021
Contract Assets:	(in thousands)
Unbilled revenue-current	$28	$85
Total unbilled revenue	$28	$85
Contract Liabilities:
Deferred revenue & customer deposits - current	$2,569	$691
Total deferred revenue & customer deposits	$2,569	$691

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

6. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for fiscal 2022 and 2021 were as follows (in thousands):

	Year Ended January 31,
	2022	2021
Interest paid	$31	$40
Income taxes paid, net	355	336

7. Inventories

Inventories from continuing operations consisted of the following (in thousands):

	As of January 31,
	2022	2021
Raw materials	$8,511	$6,905
Finished goods	3,806	3,466
Work in progress	3,567	2,445
Cost of inventories	15,884	12,816
Less allowance for obsolescence	(1,878)	(1,363)
Net inventories	$14,006	$11,453

8. Accounts Receivables

Accounts receivables from continuing operations consisted of the following (in thousands):

	As of January 31, 2022			As of January 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$8,610	$650	$9,260	$5,695	$—	$5,695
Less allowance for doubtful accounts	(484)	—	(484)	(948)	—	(948)
Accounts receivable net of allowance for doubtful accounts	$8,126	$650	$8,776	$4,747	$—	$4,747

* the long-term balance of accounts receivable is recorded in Other Assets.

9. Property and Equipment

Property and equipment from continuing operations consisted of the following (in thousands)

	As of January 31,
	2022	2021
Furniture and fixtures	9,865	9,750
Autos and trucks	495	491
Marine seismic service equipment	3,880	5,969
Land and buildings	4,555	4,354
Cost of property and equipment	18,795	20,564
Less accumulated depreciation	(14,523)	(15,813)
Net book value of property and equipment	$4,272	$4,751

Location of property and equipment (in thousands):

	As of January 31,
	2022	2021
United States	$3,068	$3,133
Europe	46	87
Singapore	332	480
Malaysia	826	1,051
Net book value of property and equipment	$4,272	$4,751

10. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia and United Kingdom. We negotiated the termination of our Colombia lease obligation during the current fiscal year and our lease obligation in Canada was terminated as of March 31, 2022.

Lease expense for the twelve months ended  January 31, 2022 and 2021 was approximately $1.2 million for each year, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $36,000 and $20,000 for the twelve months ended January 31, 2022 and 2021, respectively.

Supplemental balance sheet information related to leases as of  January 31, 2022 and 2021 was as follows (in thousands):

	As of January 31,
Lease	2022	2021
Assets
Operating lease assets	$1,835	$1,471

Liabilities
Operating lease liabilities	$1,835	$1,471

Classification of lease liabilities
Current liabilities	$869	$1,008
Non-current liabilities	966	463
Total Operating lease liabilities	$1,835	$1,471

Lease-term and discount rate details as of  January 31, 2022 and 2021 were as follows:

	As of January 31,
Lease term and discount rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	1.82	1.09

Weighted average discount rate:
Operating leases	13%	10%

The incremental borrowing rate was calculated using the Company’s weighted average cost of capital.

Supplemental cash flow information related to leases on  January 31, 2022 and 2021 was as follows (in thousands):

	As of January 31,
Lease	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,196)	$(1,157)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—

Maturities of lease liabilities on  January 31, 2022 and 2021 were as follows (in thousands):

	As of January 31,
	2022	2021
2022	$869	$1,007
2023	547	421
2021	285	110
2025	211	58
2026	188	24
Thereafter	204	—
Total payments under lease agreements	$2,304	$1,620

Less: imputed interest	(469)	(149)
Total lease liabilities	$1,835	$1,471

Prior to July 31, 2020, the Company leased seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases were generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments were the contractual responsibility of the lessee. To the extent that foreign taxes were not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. The Company is not aware of any foreign tax obligations as of  January 31, 2022 and 2021 that are not reflected in the accompanying consolidated financial statements.

The Company leases its office and warehouse facilities in Canada, Texas, Singapore, United Kingdom, Hungary and Malaysia under operating leases. Our facilities lease in Canada was terminated as of March 31, 2022.

11. Goodwill and Other Intangible Assets

Goodwill and other intangible assets from continuing operations consisted of the following:

		January 31, 2022				January 31, 2021
	Weighted
	Average	Gross			Net	Gross			Net
	Life at	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	1/31/2022	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(7,060)	$—
Proprietary rights	6.0	$8,237	$(4,150)	—	4,087	$7,781	$(3,688)	—	4,093
Customer relationships	0.4	5,024	(4,797)	—	227	5,024	(4,513)	—	511
Patents	2.9	2,540	(1,778)	—	762	2,440	(1,528)	—	912
Trade name	4.3	894	(85)	(760)	49	894	(74)	(760)	60
Developed technology	3.9	1,430	(870)	—	560	1,430	(727)	—	703
Other	2.3	694	(361)	—	333	684	(213)	—	471
Amortizable intangible assets		$18,819	$(12,041)	$(760)	$6,018	$18,253	$(10,743)	$(760)	$6,750

As of January 31, 2022, the Company completed its annual review of intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap and Klein reporting units was greater than their carrying value. As a result, we did not record an impairment charge related to intangible assets in the Seamap and Klein reporting units in fiscal 2022.

As of January 31, 2021, the Company completed its annual review of intangible assets. Based on a review of qualitative factors it was determined it was more likely than not that the fair value of our Seamap reporting unit was greater than its carrying value. Based on a review of qualitative and quantitative factors it was determined it was more likely than not that the fair value of our Klein reporting unit was greater than its carrying value. Accordingly, we did not record an impairment charge related to intangible assets in the Seamap and Klein reporting units in fiscal 2021.

As of  January 31, 2021, the Company has recorded impairment expense equal to 100% of the gross carrying amount of goodwill. As a result, no further review of goodwill is required. Due to the economic impact of the global pandemic, the decline in oil prices during the three months ended April 30, 2020, and a decline in the market value of the Company’s equity securities, the Company performed a quantitative review of the Seamap reporting unit and concluded that goodwill had been impaired. As a result, the Company recorded an impairment expense of approximately $2.5 million related to goodwill in the Seamap reporting unit during the quarter ended April 30, 2020.

Aggregate amortization expense was $1.3 million, and $1.8 million for fiscal 2022 and fiscal 2021, respectively. As of January 31, 2022, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal year ending January 31:
2023	$1,185
2024	1,050
2025	820
2026	726
2027	425
Thereafter	1,812
Total	$6,018

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities from continuing operations consisted of the following (in thousands):

	As of January 31,
	2022	2021
Contract settlement	$—	$968
Wages and benefits	556	577
Customer deposits	2,601	484
Accrued inventory	900	—
Accrued preferred stock dividend	947
Other	758	883
Accrued Expenses and Other Liabilities	$5,762	$2,912

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

The Loans, in the form of promissory notes (the “Notes”) dated May 1, 2020 issued by the Borrowers, mature on May 1, 2022, and bear interest at a rate of 1% per annum, payable monthly commencing on November 1, 2020. The Notes stipulate various restrictions customary with this type of transaction including representations, warranties, and covenants, in addition to events of default, breaches of representation and warranties or other provisions of the Notes. In the event of default, the Borrowers may become obligated to repay all amounts outstanding under the Notes. The Borrowers may prepay the Notes at any time prior to maturity with no prepayment penalties.

Under the terms of the PPP, funds from the Loans may only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loan may be forgiven if the funds are used to pay qualifying expenses.

In  January 2021, the Loan granted to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In  February 2021, the Loan granted to Klein in the amount of approximately $850,000 was also forgiven, resulting in other income of that amount. As of January 31, 2022, the Company had no outstanding balance under the Loans.

14. Stockholders’ Equity

The Company has 2,000,000 shares of Preferred Stock authorized. The Preferred Stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2022, 1,682,985 shares of the Series A Preferred Stock were outstanding, and 1,038,232 shares were outstanding as of January 31, 2021. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our Common Stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.

The Company has 40,000,000 shares of Common Stock authorized, of which 15,705,000 and 15,681,000 were issued as of January 31, 2022 and 2021, Treasury shares as of January 31, 2022 and 2021 were 1,931,000 and 1,929,000, respectively.

During fiscal 2022, approximately 1,100 shares were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $1.25. During fiscal 2021, there were no shares surrendered in exchange for payment of taxes due upon vesting of restricted shares.

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

On November 12, 2021, the Company issued 432,000 shares of the Series A Preferred Stock, pursuant to an underwriting agreement, dated November 9, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc. The Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co. Inc is the Non-Executive Chairman of the Company’s board of directors. Net proceeds to the Company were approximately $9.5 million and the underwriter received underwriting discounts and commissions totaling approximately $576,000 in connection with this offering. The Non-Executive Chairman of the Company received no portion of these discounts and commissions.

For the twelve months ended January 31, 2022, the Company issued 212,753 shares of Series A Preferred Stock under the 2nd ATM offering program. Gross proceeds from these sales were approximately $5.3 million and the Agent received compensation of approximately $106,000, resulting in net proceeds to the Company of $5.2 million for the twelve months ended January 31, 2022. The Non-Executive Chairman of the Company received no portion of this compensation.

For the twelve months ended January 31, 2022, the Company issued 18,415 shares of Common Stock under the 2nd ATM offering program. Gross proceeds from these sales were approximately $44,000, the Agent received compensation of approximately $1,000 resulting in net proceeds to the Company, after deducting underwriting discounts and offering costs, of approximately $43,000 for the twelve months ended January 31, 2022. The Non-Executive Chairman of the Company received no portion of this compensation.

On  January 31, 2021, the Company had an outstanding obligation payable to the beneficiary of the estate of our former CEO. The obligation, which bore interest at 4% per annum, totaled approximately $968,000 and was included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet as of January 31, 2021. As of  January 31, 2022, the outstanding obligation is fully paid and no longer presented in the Company’s Consolidated Balance Sheet.

16. Income Taxes

	Year Ended January 31,
	2022	2021
	(in thousands)
Loss from continuing operations before income taxes is attributable to the following jurisdictions:
Domestic	$(11,618)	$(8,851)
Foreign	(2,000)	(4,615)
Total	$(13,618)	$(13,466)
The components of income tax expense (benefit) for continuing operations were as follows:
Current:
Domestic	$27	$22
Foreign	40	515
	67	537
Deferred:
Domestic	—	—
Foreign	(106)	(1)
	(106)	(1)
Income tax (benefit) expense	$(39)	$536

The following is a reconciliation of expected to actual income tax expense (benefit) for continuing operations:

	Year Ended January 31,
	2022	2021
	(in thousands)
Federal income tax at 21%	$(2,860)	$(2,828)
Changes in tax rates	—	(50)
Permanent differences	(144)	413
Foreign effective tax rate differential	(8)	66
Foreign withholding taxes, including penalties and interest	—	29
Valuation allowance on deferred tax assets	2,931	2,682
Excess tax deficiency for share-based payments under ASU 2016-09	13	66
Other	29	158
	$(39)	$536

The components of the Company’s deferred taxes for continuing operations consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	$20,282	$17,177
Tax credit carry forwards	165	139
Stock option book expense	833	718
Allowance for doubtful accounts	102	—
Inventory	835	565
Accruals not yet deductible for tax purposes	130	281
Fixed assets	289	232
Intangible assets	391	445
Other	623	599
Gross deferred tax assets	23,650	20,156
Valuation allowance	(23,650)	(20,156)
Deferred tax assets	—	—
Deferred tax liabilities:
Other	(92)	(198)
Deferred tax liabilities	(92)	(198)
Unrecognized tax benefits	—	—
Total deferred tax liabilities, net	(92)	$(198)

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

The Company has determined that, due to the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2022, are not deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2022.

Included in deferred tax assets is approximately $833,000 related to stock-based compensation, including non-qualified stock options. Recent market prices for the Company’s Common Stock remain below the exercise price of a number of options outstanding as of January 31, 2022. Should the market price of the Company’s Common Stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2022, the Company has recorded valuation allowances of approximately $23.7 million related to deferred tax assets for continuing operations. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

On  January 31, 2022, the Company had tax credit carry forwards for continuing operations of approximately $165,000, which amounts can be carried forward through at least 2026.

As of January 31, 2022, and 2021 the company had no unrecognized tax benefits attributable to uncertain tax positions.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2019, through 2022. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2017, through 2022. The Company’s Singapore income tax returns are subject to examination by the Singapore tax authorities for fiscal years ended January 31, 2017, through 2022. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2018 through January 31, 2022.

17. Commitments and Contingencies

Contractual Obligations—During fiscal 2021 we entered into an agreement (the “Agreement”) with a major European defense contractor (the “Co-developer”) for the joint development and marketing of synthetic aperture sonar (“SAS”) systems. Under the terms of the Agreement, we are obligated to make payments upon completion of certain developmental milestones related to a license for use of the Co-developer’s underlying technology. Our total potential commitment, assuming achievement of all milestones contemplated in the Agreement, is approximately $1.6 million, of which approximately $748,000 and $337,000 was paid as of  January 31, 2022 and 2021, respectively.

Purchase Obligations—On  January 31, 2022, the Company had approximately $6.4 million in purchase orders outstanding.

18. Stock Option Plans

At January 31, 2022, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2022 and 2021 was approximately $643,000 and $708,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during fiscal 2022 and 2021 were $1.04 and $.70, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Year Ended January 31,
	2022	2021
Risk free interest rate	0.72% - 0.72%	0.34% - 0.37%
Expected life (in years)	3.97 - 5.97	3.97 - 5.97
Expected volatility	63% - 63%	53% - 64%
Expected dividend yield	0.00%	0.00%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during fiscal 2022 and 2021.

The Company has share-based awards outstanding under, the MIND Technology, Inc. Stock Awards Plan (“the Plan”). Stock options granted and outstanding under the Plan generally vest evenly over three years and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s Common Stock on the option grant date. As of January 31, 2022, there were approximately 868,000 shares available for grant under the Plan. The Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued upon vesting for restricted stock and upon exercise for options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2022:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding, January 31, 2021	2,586	$4.09	6.58	$222
Granted	875	1.97
Exercised	—	—
Forfeited	(10)	3.79
Expired	(26)	6.28
Outstanding, January 31, 2022	3,425	$3.53	6.58	$100
Exercisable at January 31, 2022	2,158	$4.34	5.19	$—
Vested and expected to vest at January 31, 2022	3,361	$3.60	6.54	$99

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2022. This amount changes based upon the market value of the Company’s Common Stock. No options were exercised during fiscal 2022 and 2021. The fair value of options that vested during the fiscal years ended  January 31, 2022 and 2021 was approximately $700,000 and $950,000, respectively. For fiscal 2022, approximately 500,000 options vested.

As of January 31, 2022, there was approximately $737,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.6 years.

Restricted stock as of January 31, 2022 and changes during fiscal 2022 were as follows:

	Year Ended January 31, 2022
	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Unvested, beginning of period	40	$2.94
Granted	—	—
Vested	(18)	3.19
Canceled	—	—
Unvested, end of period	22	$2.76

As of January 31, 2022, there was approximately no unrecognized stock-based compensation expense related to unvested restricted stock awards.

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

21. Concentrations

Credit Risk— As of January 31, 2022, we had two customers that exceeded 10% of consolidated accounts receivable. During fiscal 2021, we had three customers that exceeded 10% of consolidated accounts receivable.

Revenue Risk— In fiscal 2022 and 2021, our single largest customer accounted for approximately 23% and 15%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 51% of our consolidated revenues in fiscal 2022.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $2.6 million at January 31, 2022 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Supplier Concentration—The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

22. Sales and Major Customers

A summary of the Company’s revenues, from continuing operations, from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2022	2021
UK/Europe	$8,174	$8,005
Canada	273	1,267
Latin America	325	—
Asia/South Pacific	11,244	6,523
Eurasia	647	507
Other	35	1,226
Total	$20,698	$17,528

During fiscal years ended January 31, 2022, and 2021  one individual customer exceeded 10% of total revenue.

SCHEDULE II

MIND TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Deductions		Balance at End
Description	of Period	Expenses	Accounts		Describe		of Period
Allowance for doubtful accounts
January 31, 2022	$1,776	(820)	—	(a)	(450)	(b)	$506
January 31, 2021	$4,054	1,129	(43)	(a)	(3,364)	(b)	$1,776
Allowance for obsolete equipment and inventory
January 31, 2022	$1,660	921	—	(a)	(163)	(c)	$2,418
January 31, 2021	$1,404	321	1	(a)	(66)	(c)	$1,660

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.