Form 10-Q
period 2022-04-30
MIND TECHNOLOGY, INC
filed 2022-06-09
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,781,904 shares of common stock, $0.01 par value, were outstanding as of June 7, 2022.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$817	$5,114
Accounts receivable, net of allowance for doubtful accounts of $484 at each of April 30, 2022 and January 31, 2022	9,397	8,126
Inventories, net	14,243	14,006
Prepaid expenses and other current assets	1,558	1,840
Assets held for sale	3	159
Total current assets	26,018	29,245
Property and equipment, net	4,062	4,272
Operating lease right-of-use assets	1,531	1,835
Intangible assets, net	5,743	6,018
Other assets	428	650
Total assets	$37,782	$42,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,084	$2,046
Deferred revenue	559	232
Accrued expenses and other current liabilities	5,112	5,762
Income taxes payable	1,004	837
Operating lease liabilities - current	587	869
Liabilities held for sale	271	953
Total current liabilities	9,617	10,699
Operating lease liabilities - non-current	944	966
Deferred tax liability	92	92
Total liabilities	10,653	11,757
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of April 30, 2022 and January 31, 2022	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 15,715 and 15,705 shares issued at April 30, 2022 and January 31, 2022, respectively	157	157
Additional paid-in capital	129,162	128,926
Treasury stock, at cost (1,933 and 1,931 shares at April 30, 2022 and January 31, 2022, respectively)	(16,863)	(16,862)
Accumulated deficit	(121,222)	(117,856)
Accumulated other comprehensive loss	(1,884)	(1,881)
Total stockholders’ equity	27,129	30,263
Total liabilities and stockholders’ equity	$37,782	$42,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2022	2021
Revenues:
Sale of marine technology products	$9,087	$4,194
Total revenues	9,087	4,194
Cost of sales:
Sale of marine technology products	5,798	3,651
Total cost of sales	5,798	3,651
Gross profit	3,289	543
Operating expenses:
Selling, general and administrative	4,272	3,817
Research and development	1,014	853
Depreciation and amortization	479	666
Total operating expenses	5,765	5,336
Operating loss	(2,476)	(4,793)
Other (expense) income:
Other, net	(118)	947
Total other (expense) income	(118)	947
Loss from continuing operations before income taxes	(2,594)	(3,846)
(Provision) benefit for income taxes	(211)	145
Net loss from continuing operations	(2,805)	(3,701)
Income (loss) from discontinued operations, net of income taxes	386	(283)
Net loss	$(2,419)	$(3,984)
Preferred stock dividends	(947)	(584)
Net loss attributable to common stockholders	$(3,366)	$(4,568)
Net loss per common share - Basic
Continuing operations	$(0.27)	$(0.31)
Discontinued operations	$0.03	$(0.02)
Net loss	$(0.24)	$(0.33)
Net loss per common share - Diluted
Continuing operations	$(0.27)	$(0.31)
Discontinued operations	$0.03	$(0.02)
Net loss	$(0.24)	$(0.33)
Shares used in computing net loss per common share:
Basic	13,775	13,759
Diluted	13,775	13,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2022	2021
Net loss	$(2,419)	$(3,984)
Changes in cumulative translation adjustment	(3)	57
Comprehensive loss	$(2,422)	$(3,927)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,419)	$(3,984)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	—	(850)
Depreciation and amortization	479	668
Stock-based compensation	236	121
Recovery of doubtful accounts	—	(453)
Provision for inventory obsolescence	23	327
Gross profit from sale of assets held-for-sale	(280)	—
Loss (gross profit) from sale of other equipment	113	(80)
Changes in:
Accounts receivable	(871)	1,602
Unbilled revenue	(26)	51
Inventories	(260)	(739)
Prepaid expenses and other current and long-term assets	286	(239)
Income taxes receivable and payable	(66)	(168)
Accounts payable, accrued expenses and other current liabilities	(622)	947
Deferred revenue	(115)	(10)
Net cash used in operating activities	(3,522)	(2,807)
Cash flows from investing activities:
Purchases of property and equipment	(107)	(8)
Sale of assets held for sale	283	—
Sale of a business, net of cash sold	—	187
Net cash provided by investing activities	176	179
Cash flows from financing activities:
Purchase of treasury stock	(1)	(2)
Net proceeds from preferred stock offering	—	503
Net proceeds from common stock offering	—	42
Preferred stock dividends	(947)	(576)
Net cash used in financing activities	(948)	(33)
Effect of changes in foreign exchange rates on cash and cash equivalents	(3)	51
Net decrease in cash and cash equivalents	(4,297)	(2,610)
Cash and cash equivalents, beginning of period	5,114	4,611
Cash and cash equivalents, end of period	$817	$2,001
Supplemental cash flow information:
Interest paid	$4	$9
Income taxes paid	$277	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2022	15,705	$157	1,683	$37,779	$128,926	$(16,862)	$(117,856)	$(1,881)	$30,263
Net loss	—	—	—	—	—	—	(2,419)	—	(2,419)
Foreign currency translation	—	—	—	—	—	—	—	(3)	(3)
Restricted stock issued	10	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	(1)	—	—	(1)
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	236	—	—	—	236
Balances, April 30, 2022	15,715	$157	1,683	$37,779	$129,162	$(16,863)	$(121,222)	$(1,884)	$27,129

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2021	15,681	$157	$1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416
Net loss	—	—	—	—	—	—	(3,984)	—	(3,984)
Foreign currency translation	—	—	—	—	—	—	—	57	57
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	21	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	(584)	—	(584)
Common stock offerings	18	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	109	—	—	—	109
Balances, April 30, 2021	15,704	$157	$1,059	$23,607	$128,403	$(16,862)	$(104,438)	$(4,299)	$26,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Liquidity

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

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no funded debt, or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $16.4 million as of April 30, 2022, including cash of approximately $0.8 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $13.4 million as of April 30, 2022. Production for certain of these orders was in process and included in inventory as of April 30, 2022, thereby reducing the liquidity needed to complete the orders. Subsequent to April 30, 2022 we received firm orders of approximately $2.2 million and responded to requests for proposals (“RFQ”s) of approximately $7.3 million. Accordingly, the combination of our backlog, subsequent orders and RFQ’s, which management believes will be confirmed and completed in fiscal 2023, currently total is approximately $22.9 million.

•

Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2023.

•	The Company has declared the quarterly dividend on its Series A Preferred Stock for the quarter ended April 30, 2022, but such quarterly dividends could be suspended in the future.

•

Despite challenging economic conditions in the fiscal 2022, the Company successfully raised approximately $5.2 million in new capital through the sale of Common Stock and Preferred Stock pursuant to the ATM Offering Program. Management expects to be able to raise further capital through the ATM Offering Program should the need arise.

Notwithstanding the mitigating factors identified by management, there remains substantial doubt regarding the Company's ability to meet its obligations as they arise over the next twelve months.

2. Basis of Presentation and Immaterial Correction of Comprehensive Loss

The condensed consolidated balance sheet as of January 31, 2022, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 (“fiscal 2022”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2022, the results of operations for the three months ended April 30, 2022 and 2021, the cash flows for the three months ended April 30, 2022 and 2021, and the statement of stockholders’ equity for the three months ended April 30, 2022 and 2021, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2023 (“fiscal 2023”).

The Company has corrected an immaterial error in the statements of comprehensive loss for the three months ended April 30, 2021, which as previously presented, incorrectly included $584,000 of preferred dividends as a component of comprehensive loss. Additionally, during the years ended January 31, 2022 and 2021, comprehensive loss incorrectly included preferred dividends of $2.9 million and $2.3 million, respectively. Comprehensive loss will be corrected by revising the amounts included in previously-issued statements of comprehensive loss the next time they are required to be filed for comparative purposes.

3. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and its results of operations are reported as discontinued operations as of April 30, 2022 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending  July 31, 2021. The Company now believes it will complete the process by October 31, 2022.

The assets reported as held for sale consist of the following:

	April 30, 2022	January 31, 2022
Current assets of discontinued operations:	(in thousands)
Accounts receivable, net	37	177
Inventories, net	2	2
Prepaid expenses and other current assets	156	167
Seismic equipment lease pool and property and equipment, net	40	738
Loss recognized on classification as held for sale	(232)	(925)
Total assets of discontinued operations	$3	$159

The liabilities reported as held for sale consist of the following:

	April 30, 2022	January 31, 2022
Current liabilities of discontinued operations:	(in thousands)
Accounts payable	$4	$132
Deferred revenue	56	73
Accrued expenses and other current liabilities	203	507
Income taxes payable	8	241
Total liabilities of discontinued operations	271	953

The results of operations from discontinued operations for the three months ended April 30, 2022 and 2021 consist of the following:

	For the Three Months Ended April 30,
	2022	2021
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$30
Cost of sales:
Cost of discontinued operations	25	373
Operating expenses:
Selling, general and administrative	113	342
Recovery of doubtful accounts	—	(443)
Depreciation and amortization	—	1
Total operating expenses (income)	113	(100)
Operating loss	(138)	(243)
Other income (expenses)	524	(39)
Income (loss) before income taxes from discontinued operations	386	(282)
Provision for income taxes from discontinued operations	—	(1)
Net Income (loss) from discontinued operations	386	(283)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Three Months Ended April 30,
	2022	2021
	(in thousands)
Gross profit from sale of lease pool equipment	$(280)	$—
Recovery of doubtful accounts	$—	$(443)
Sale of assets held for sale	$283	$187

4. New Accounting Pronouncements

New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended April 30,
	2022	2021
Revenue recognized at a point in time:	(in thousands)
Seamap	$7,994	$2,913
Klein	1,008	1,150
Total revenue recognized at a point in time	$9,002	$4,063
Revenue recognized over time:
Seamap	$85	$131
Klein	$—	$—
Total revenue recognized over time	85	131
Total revenue from contracts with customers	$9,087	$4,194

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

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
United States	$2,253	$359
Europe	4,612	2,582
Middle East & Africa	38	14
Asia-Pacific	2,184	705
Canada & Latin America	—	534
Total revenue from contracts with customers	$9,087	$4,194

As of April 30, 2022, and January 31, 2022, contract assets and liabilities consisted of the following:

	April 30, 2022	January 31, 2022
Contract Assets:	(in thousands)
Unbilled revenue - current	$2	$28
Total unbilled revenue	$2	$28
Contract Liabilities:
Deferred revenue & customer deposits - current	$2,455	$2,569
Total deferred revenue & customer deposits	$2,455	$2,569

Considering the products manufactured and sold by our Seamap and Klein businesses and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a period of three to nine months.

With respect to the disclosures above, sales and transaction-based taxes are excluded from revenue, and we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

6. Balance Sheet - Continuing Operations

	As of April 30, 2022			As of January 31, 2022
	(in thousands)
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$9,881	$428	$9,453	$8,610	$650	$9,260
Less allowance for doubtful accounts	(484)	—	(484)	(484)	—	(484)
Accounts receivable net of allowance for doubtful accounts	$9,397	$428	$8,969	$8,126	$650	$8,776

	April 30, 2022	January 31, 2022
	(in thousands)
Inventories:
Raw materials	$8,005	$8,511
Finished goods	4,300	3,806
Work in progress	3,838	3,567
Cost of inventories	16,143	15,884
Less allowance for obsolescence	(1,900)	(1,878)
Total inventories, net	$14,243	$14,006

	April 30, 2022	January 31, 2022
	(in thousands)
Property and equipment:
Furniture and fixtures	$9,856	$9,865
Autos and trucks	512	495
Marine seismic service equipment	—	3,880
Land and buildings	4,596	4,555
Cost of property and equipment	14,964	18,795
Accumulated depreciation and amortization	(10,902)	(14,523)
Total property and equipment, net	$4,062	$4,272

As of January 31, 2022, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment was recorded. Since January 31, 2022, there have been no significant changes to the market, economic or legal environment in which the Company operates that would indicate additional impairment analysis is necessary as of April 30, 2022.

7. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, and the United Kingdom. We negotiated the termination of our Colombia lease obligation during fiscal 2022 and our lease obligation in Canada was terminated as of March 31, 2022.

Lease expense for the three months ended April 30, 2022 and 2021 was approximately $203,000 and $309,000, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $9,000 and $10,000 for the three months ended April 30, 2022 and 2021, respectively.

Supplemental balance sheet information related to leases as of April 30, 2022 and January 31, 2022 were as follows:

Lease	April 30, 2022	January 31, 2022
Assets	(in thousands)
Operating lease assets	$1,531	$1,835

Liabilities
Operating lease liabilities	$1,531	$1,835

Classification of lease liabilities
Current liabilities	$587	$869
Non-current liabilities	944	966
Total Operating lease liabilities	$1,531	$1,835

Lease-term and discount rate details as of April 30, 2022 and January 31, 2022 were as follows:

Lease term and discount rate	April 30, 2022	January 31, 2022
Weighted average remaining lease term (years)
Operating leases	1.54	1.82

Weighted average discount rate:
Operating leases	15%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

Lease	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(203)	$(309)

Changes in lease balances resulting from new and modified leases:
Operating leases	$—	$16

Maturities of lease liabilities at April 30, 2022 were as follows:

April 30, 2022
(in thousands)
2023	$588
2024	535
2025	282
2026	210
2027	188
Thereafter	202
Total payments under lease agreements	$2,005

Less: imputed interest	(474)
Total lease liabilities	$1,531

8. Goodwill and Other Intangible Assets

		April 30, 2022				January 31, 2022
	Weighted	Gross			Net	Gross			Net
	Average Life at	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	4/30/2022	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(7,060)	$—
Proprietary rights	5.8	8,237	(4,267)	—	3,970	8,237	(4,150)	—	4,087
Customer relationships	0.3	5,024	(4,821)	—	203	5,024	(4,797)	—	227
Patents	2.7	2,540	(1,840)	—	700	2,540	(1,778)	—	762
Trade name	4.1	894	(88)	(760)	46	894	(85)	(760)	49
Developed technology	3.7	1,430	(906)	—	524	1,430	(870)	—	560
Other	2.1	694	(394)	—	300	694	(361)	—	333
Amortizable intangible assets		$18,819	$(12,316)	$(760)	$5,743	$18,819	$(12,041)	$(760)	$6,018

On January 31, 2022, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the three months ended April 30, 2022, there have been no substantive indicators of impairment.

Aggregate amortization expense was $271,000 and $412,000 for the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2023	$888
2024	1,045
2025	820
2026	723
2027	422
Thereafter	1,845
Total	$5,743

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

In January 2021, the Loan granted to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In February 2021, the Loan granted to Klein in the amount of approximately $850,000 was also forgiven, resulting in other income of that amount. As of April 30, 2022, the Company had no outstanding balance under the Loans.

10. Income Taxes

For the three months ended April 30, 2022, the income tax expense from continuing operations was approximately $ 211,000 on a pre-tax loss from continuing operations of $2.6 million. For the three months ended April 30, 2021, the income tax benefit from continuing operations was approximately $ 145,000 on a pre-tax loss from continuing operations of $3.8 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.

The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2019 through 2022. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ended January 31, 2017 through 2022. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2017 through 2022.

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2022. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2022.

For the three months ended April 30, 2022 and 2021, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Basic weighted average common shares outstanding	13,775	13,759
Stock options	—	94
Unvested restricted stock	11	27
Total weighted average common share equivalents	11	121
Diluted weighted average common shares outstanding	13,786	13,880

For the three months ended April 30, 2022 and 2021, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

12. Related Party Transaction

In September 2020 we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of our Board. Pursuant to the Equity Distribution Agreement, the Company may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Preferred Stock”) and 5,000,000 shares of $0.01 par value common stock (“Common Stock”) through an at-the-market offering program (the “ATM Offering Program”) administered by the Agent. Under the Equity Distribution Agreement, the Agent is entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock and Common Stock under the ATM Offering Program.

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

During the three-month period ended April 30, 2022, the Company sold no shares of Preferred Stock under the ATM Offering Program. During the three months ended April 30, 2021, the Company sold 20,960 shares of Series A Preferred Stock under the ATM Offering Program, resulting in net proceeds to the Company of approximately $503,000. Compensation to the Agent during this period was approximately $10,000, none of which was received by the Non-Executive Chairman of the Board.

During the three-month period ended April 30, 2022, the Company sold no shares of Common Stock under the ATM Offering Program. During the three months ended April 30, 2021, the Company sold 18,053 shares of Common Stock under the ATM Offering Program, resulting in net proceeds to the Company of approximately $42,000. Compensation to the Agent during this period was approximately $1,000, none of which was received by the Non-Executive Chairman of the Board.

13. Equity and Stock-Based Compensation

During the three months ended April 30, 2022, the Board declared quarterly dividends of $0.5625 per share for our Preferred Stock. As of April 30, 2022, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $42.0 million. Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three months ended April 30, 2022 and 2021 was approximately $ 236,000 and $ 109,000, respectively.

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

•	uncertainties regarding our foreign operations, including political, economic, currency, environmental regulation and export compliance risks;
•	seasonal fluctuations that can adversely affect our business;
•	fluctuations due to circumstances beyond our control or that of our customers;
•	defaults by customers on amounts due to us;
•	possible further impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;
•	inability to obtain funding or to obtain funding under acceptable terms;
•	changes in government spending, including efforts by the U.S. and other governments to decrease spending for defense contracts, or as a result of U.S. or other administration transition;
•	efforts by U.S. Congress and other U.S. government bodies to reduce U.S. government spending and address budgetary constraints and the U.S. deficit, as well as associated uncertainty around the timing, extent, nature and effect of such efforts.
•

fluctuations in demand for seismic data, which is dependent on the level of spending by oil and gas companies for exploration, production and development activities, and may potentially negatively impact the value of our assets held for sale.

•	inflation and price volatility in the global economy could negatively impact our business and results of operations.
•	the consequences of future geopolitical events, which we cannot predict but which may adversely affect the markets in which we operate, our operations, or our results of operations; and
•	negative impacts to our business from security threats, including cybersecurity threats, and other disruptions.

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, and (3) the Company’s other filings filed with the SEC from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we have operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of fiscal 2021, our Board decided to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. Accordingly, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and the Leasing Business operations are presented as discontinued operations. See Note 3 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

Revenue from the Marine Technology Products business includes sales of Seamap equipment and sales of Klein equipment. This business operates from locations near Bristol, United Kingdom; Salem, New Hampshire; Huntsville, Texas; Johor, Malaysia and in Singapore.

The discontinued operations of the Leasing Business include all land leasing activity, sales of lease pool equipment and certain other equipment sales and services related to those operations. This business has been conducted from our locations in Huntsville, Texas; Calgary, Canada; Bogota, Colombia; and Budapest, Hungary. This included the operations of our subsidiaries MCL, MEL and our branch in Colombia.

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

	For the Three Months Ended April 30,
	2022	2021
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA	(in thousands)
Net loss from continuing operations	$(2,805)	$(3,701)
Interest expense, net	—	9
Depreciation and amortization	479	666
Provision (benefit) for income taxes	211	(145)
EBITDA loss from continuing operations (1)	(2,115)	(3,171)
Non-cash foreign exchange losses	—	49
Stock-based compensation	236	121
Adjusted EBITDA loss from continuing operations (1)	$(1,879)	$(3,001)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash used in operating activities	$(3,522)	$(2,807)
PPP loan forgiveness	—	850
Stock-based compensation	(236)	(121)
Provision for inventory obsolescence	(23)	(22)
Changes in accounts receivable (current and long-term)	1,037	(1,104)
Interest paid	4	—
Taxes paid, net of refunds	277	31
Gross (loss) profit from sale of other equipment	(113)	80
Changes in inventory	260	741
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	397	(920)
Changes in prepaid expenses and other current and long-term assets	(175)	168
Other	(21)	(67)
EBITDA loss from continuing operations (1)	$(2,115)	$(3,171)

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

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Part II, Item 1A-- “Risk Factors.”

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

However, we believe general economic and geopolitical trends are now favorable for much of our business.  Global energy prices have increased significantly in recent weeks. We believe this is a positive development for our marine seismic customers. Higher energy prices and the global movement towards renewable energy is, we believe, positive for our customers in the marine survey industry. Additionally, the current geopolitical unrest, especially in Europe and Asia, is driving demand for defense and maritime security solutions.

In recent months, we have experienced and continue to experience increased inquiries and bid activity for our other marine technology products. As of April 30, 2022, our backlog of firm orders for our Marine Technology Products business was approximately $13.4 million, as compared to approximately $13.1 million as of January 31, 2022, and $11.0 million at April 30, 2021. Subsequent to April 30, 2022 we have received firm orders totaling approximately $2.2 million for seismic and multi-beam sonar systems.  Additionally, we have responded to requests for proposals (“RFQ”s) for seismic source controller and multi-beam sonar systems totaling approximately $7.3 million.  These RFQ’s specifically require our products. Based on discussions with the end-users for these orders we are confident we will receive firm orders for these items.  Accordingly, our backlog and other firm and highly confident orders total is approximately $22.9 million. We expect essentially all of these orders to be completed within fiscal 2023 and currently expect revenues from continuing operation in fiscal 2023 to exceed those of fiscal 2022. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

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

During fiscal 2022, the Company received Singapore government grant pursuant to its Job Support Scheme. The primary objective of the Job Support Scheme is to assist companies in retaining local employees during the global pandemic. Grants from the Job Support Scheme in fiscal 2022 totaled approximately $93,000. Future benefit from the government job scheme will be dependent on availability and our ability to qualify for the assistance. We cannot be certain future benefits will be obtained.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.

Results of Continuing Operations

Revenues for the three months ended April 30, 2022 were approximately $9.1 million compared to approximately $4.2 million for the three months ended April 30, 2021. We believe the increase in the first quarter of fiscal 2023 is due in large part to lifting of restrictions on commerce that were present in the prior period as a result of the global pandemic. Additionally, positive trends within our primary markets, as discussed above, are contributing to increased activity. For the three months ended April 30, 2022, we generated an operating loss of approximately $2.5 million, compared to an operating loss of approximately $4.8 million for the three months ended April 30, 2021. The decrease in operating loss during the three-month period ended April 30, 2022 is primarily attributable to an increase in revenues. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended
	April 30,
	2022	2021
	(in thousands)
Revenues:
Seamap	$8,079	$3,044
Klein	1,122	1,156
Intra-business sales	(114)	(6)
	9,087	4,194
Cost of sales:
Seamap	5,057	2,597
Klein	855	1,060
Intra-business sales	(114)	(6)
	5,798	3,651
Gross profit	$3,289	$543
Gross profit margin	36%	13%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. The gross profit and gross profit margins generated by sales of Seamap products were approximately $3.0 million and 37% in the first quarter of fiscal 2023 and approximately $447,000 and 15% in the first quarter of fiscal 2022. The increase in gross profit margins between the periods is due primarily to the mix of products and services sold in the respective periods.

Revenue from the sale of Klein products was approximately $1.1 million for the first quarter of fiscal 2023 versus approximately $1.2 million in the prior year period. Gross profit was approximately $267,000 and $96,000 for the first quarter of fiscal 2023 and 2022, respectively. Despite relatively flat revenue for the comparative periods, gross profit increased in the first quarter of fiscal 2023 due to higher product testing and sustaining engineering activity in the first quarter of fiscal 2022, not recurring in the current period.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2022, increased to approximately $4.3 million from approximately $3.8 million for the three-months ended April 30, 2021. The increase is primarily due to accrued severance expense for the Company’s former Chief Operating Officer, plus higher convention, travel and entertainment expenses incurred as the Company reengages with customers following easing of global pandemic related restrictions on travel and larger group gatherings. In addition, the increase reflects certain recurring general and administrative operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, and communications costs, etc., which were directly attributable to our discontinued operations and reported as such in the prior year comparative period, but are reported in continuing operations in the current period as management has concluded that these costs will be retained going forward.

Research and development costs were approximately $1.0 million in the three-month period ended April 30, 2022, compared to approximately $853,000 in the three months ended April 30, 2021. The increase in year-to-year costs reflects incremental product development activity, including SAS, automatic target recognition, passive arrays and sensor systems for unmanned platforms.

Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $479,000 in the three-month period ended April 30, 2022, as compared to approximately $666,000 in the three-month period ended April 30, 2021. The lower depreciation and amortization expense in the first quarter of fiscal 2023 is due primarily to assets becoming fully depreciated over time.

During the three months ended April 30, 2022, there were no substantive indicators of impairment of long-lived or intangible assets.

Provision for Income Taxes

For the three months ended April 30, 2022, we reported tax expense of approximately $211,000 on pre-tax loss of approximately $2.6 million from continuing operations, and for the three months ended April 30, 2021, we reported tax benefit of approximately $145,000 on pre-tax loss of approximately $3.8 million from continuing operations. Our recorded tax expense and benefit for the three-month period ended April 30, 2022, and 2021, respectively, are less than the expense and benefit that would be derived by applying the applicable statutory rate to the net loss before tax from continuing operations in each of these periods. The variance for each of these periods is due mainly to the effect of permanent differences between book and taxable income, foreign withholding taxes, and recording valuation allowances against increases in our deferred tax assets.

Results of Discontinued Operations

Revenues and cost of sales from our Equipment Leasing business were comprised of the following:

	For the Three Months Ended April 30,
	(in thousands)
	2022	2021
Revenues:
Equipment leasing	—	30
	—	30
Cost of sales:
Direct costs-equipment leasing	25	373
	25	373
Gross profit (loss)	(25)	(343)
Operating expenses:
Selling, general and administrative	113	342
Recovery of doubtful accounts	—	(443)
Depreciation and amortization	—	1
Total operating expenses (income)	113	(100)
Operating loss	(138)	(243)
Other income (expenses)	524	(39)
Income (loss) before income taxes	386	(282)
Provision for income taxes	—	(1)
Net Income (loss)	386	(283)

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

We recorded no revenue from discontinued operations during the first quarter of fiscal 2023, compared to $30,000 for the first quarter of fiscal 2022. Our revenue decreased because we ceased all equipment leasing activity in fiscal 2022.

Direct costs related to Equipment Leasing dropped to approximately $25,000 for the first quarter of fiscal year 2023 from approximately $373,000 reported in the same period of fiscal 2022. Direct costs were higher in the first quarter of fiscal 2022 because we had active lease contracts during the period.

Selling, general and administrative costs related to the Leasing Business decreased to approximately $113,000 in the three months ended April 30, 2022, from approximately $342,000 in the same period one year ago. The decrease was due primarily to lower compensation and other administrative expenses resulting from headcount reductions and the decline in business activity. In addition, certain recurring operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., which were directly attributable to our discontinued operations and reported as such in fiscal 2022, are reported in continuing operations in the current period as management has concluded these costs will be retained going forward. See Note 3 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

For the three months ended April 30, 2022, we recorded zero tax expense on approximately $386,000 of pre-tax income from discontinued operations. For the three months ended April 30, 2021, we reported tax expense of approximately $1,000 on pre-tax loss from discontinued operations. Our tax provisions in the three-month periods ended April 30, 2022, and 2021, are less than the expense or benefit that would be derived by applying the applicable statutory rate to the income or loss before tax from discontinued operations for each respective period. The variance for each of these periods is due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources

As discussed above, the global pandemic and volatility in oil prices have created significant uncertainty in the global economy, which has had, and may continue to have, an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to the global pandemic will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts have begun to subside but there can be no assurance of that.

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. As of April 30, 2022, the Company has a small amount of remaining lease pool equipment available for sale and has approximately 317,000 shares of Preferred Stock and approximately 22.9 million shares of Common Stock available for issuance. Nevertheless, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $16.4 million as of April 30, 2022, including cash of approximately $817,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $13.4 million as of April 30, 2022, which is a slight increase from the $13.1 million reported at January 31, 2022, and an increase of approximately 22% from the amount reported at April 30, 2021. Production for certain of these orders was in process and included in inventory as of April 30, 2022, thereby reducing the liquidity needed to complete the orders. Subsequent to April 30, 2022 we received firm orders of approximately $2.2 million and responded to requests for proposals (“RFQ”s) of approximately $7.3 million. Accordingly, the combination of our backlog, subsequent orders and RFQ’s, which management believes will be confirmed and completed in fiscal 2023, currently total is approximately $22.9 million.

•

Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2023.

•

The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but such quarterly dividends could be suspended in the future.

•

Despite challenging economic conditions in fiscal 2022, the Company successfully raised approximately $5.2 million in new capital through the sale of Common Stock and Preferred Stock pursuant to the ATM Offering Program and $9.5 million in net proceeds through a public offering of Preferred Stock. Management believes it could raise further capital through the ATM Offering Program should the need arise.

•	Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.

Our principal sources of liquidity and capital over the past two fiscal years have been proceeds from issuances of Preferred Stock and from the sale of lease pool equipment.

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,781,904 are currently outstanding and 3,302,001 are reserved for issue under outstanding stock options, leaving 22,916,095 available for future issuance. We believe these factors provide capacity for subsequent issues of common stock or preferred stock.

The Preferred Stock has been issued in public offerings in June 2016 and November 2021, as consideration to Mitsubishi Heavy Industries, Ltd (“MHI”), and in two ATM offering programs. The Preferred Stock (i) allows for redemption on at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through April 30, 2022, we have issued 1,682,985 shares of our Preferred Stock.

On November 12, 2021, the Company issued 432,000 shares of Preferred Stock pursuant to an underwritten public offering. The Company received net proceeds of approximately $9.5 million after underwriting discounts and other costs.

During the three months ended April 30, 2022, the Company did not sell any shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended
	April 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(3,522)	$(2,807)
Net cash provided by investing activities	176	179
Net cash used in financing activities	(948)	(33)
Effect of changes in foreign exchange rates on cash and cash equivalents	(3)	51
Net decrease in cash and cash equivalents	$(4,297)	$(2,610)

As of April 30, 2022, we had working capital of approximately $16.4 million, including cash and cash equivalents of approximately $817,000, as compared to working capital of approximately $18.5 million, including cash and cash equivalents of approximately $5.1 million, at January 31, 2022. Our working capital decreased during the first three months of fiscal 2023 as compared to January 31, 2022 due primarily to reductions in cash, prepaid assets, and other current assets.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.5 million in the first three months of fiscal 2023 as compared to approximately $2.8 million in the first three months of fiscal 2022. For the three months ended April 30, 2022, the primary sources of cash used in operating activities was our net loss of approximately $2.4 million, plus the net change in working capital items, such as accounts receivable, prepaid expenses and accounts payable, totaling approximately $1.7 million, partially offset by net non-cash charges, including depreciation and amortization of approximately $479,000.

Cash Flows from Investing Activities. Cash provided from investing activities were relatively flat during the first three months of fiscal 2023 compared to the same period in the prior year.

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

Cash Flows from Financing Activities. Net cash used in financing activities during the first three months of fiscal 2023 consisted of approximately $947,000 of Preferred Stock dividend payments. In the third quarter of fiscal 2021, we launched the ATM Offering Program to sell up to 500,000 shares of Preferred Stock and 5,000,000 shares of Common Stock.

As of April 30, 2022, we have no funded debt and no obligations containing restrictive financial covenants.

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

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of April 30, 2022. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of April 30, 2022, we had deposits in foreign banks equal to approximately $762,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. In the event that withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three-month period ended April 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2022, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $321,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $32,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of April 30, 2022, we have no interest-bearing bank debt on our balance sheet.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of April 30, 2022, due to a material weakness in our internal control over financial reporting that was disclosed on our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022, we commenced implementing a remediation plan to address the material weakness in our internal controls over financial reporting. The weakness will remain unresolved, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2022, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2022. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2022 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	2.1

3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.3

3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.4

3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.5

3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on September 25, 2020.	001-13490	3.1

3.5	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2021.	333-260486	3.5

3.6	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Incorporated by reference to MIND Technology, Inc.’s Form 8-K filed with the SEC on November 4, 2021.	001-13490	3.3

3.7	Texas Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.1

3.8	Delaware Certificate of Merger, effective as of August 3, 2020	Incorporated by reference to MIND Technology, Inc.’s Current Report on Form 8-K, filed with the SEC on August 7, 2020.	001-13490	3.2

4.1	Form of Senior Indenture (including Form of Senior Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.1

4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Incorporated by reference to Mitcham Industries, Inc.’s Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	333-172935	4.2

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: June 9, 2022	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)