Form 10-Q
period 2022-07-31
MIND TECHNOLOGY, INC
filed 2022-09-13
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,786,904 shares of common stock, $0.01 par value, were outstanding as of September 12, 2022.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$833	$5,114
Accounts receivable, net of allowance for doubtful accounts of $484 at each of July 31, 2022 and January 31, 2022	6,657	8,126
Inventories, net	14,422	14,006
Prepaid expenses and other current assets	1,785	1,840
Assets held for sale	178	159
Total current assets	23,875	29,245
Property and equipment, net	4,013	4,272
Operating lease right-of-use assets	2,001	1,835
Intangible assets, net	5,469	6,018
Other assets	213	650
Total assets	$35,571	$42,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,460	$2,046
Deferred revenue	441	232
Accrued expenses and other current liabilities	3,641	5,762
Income taxes payable	1,073	837
Operating lease liabilities - current	502	869
Liabilities held for sale	202	953
Total current liabilities	8,319	10,699
Operating lease liabilities - non-current	1,499	966
Deferred tax liability	92	92
Total liabilities	9,910	11,757
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of July 31, 2022 and January 31, 2022	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 15,720 and 15,705 shares issued at July 31, 2022 and January 31, 2022, respectively	157	157
Additional paid-in capital	129,314	128,926
Treasury stock, at cost (1,933 and 1,931 shares at July 31, 2022 and January 31, 2022, respectively)	(16,863)	(16,862)
Accumulated deficit	(123,142)	(117,856)
Accumulated other comprehensive loss	(1,584)	(1,881)
Total stockholders’ equity	25,661	30,263
Total liabilities and stockholders’ equity	$35,571	$42,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
Revenues:
Sale of marine technology products	$8,713	$6,807	$17,800	$11,001
Total revenues	8,713	6,807	17,800	11,001
Cost of sales:
Sale of marine technology products	5,175	4,583	10,973	8,234
Total cost of sales	5,175	4,583	10,973	8,234
Gross profit	3,538	2,224	6,827	2,767
Operating expenses:
Selling, general and administrative	3,789	3,378	8,061	7,195
Research and development	833	888	1,847	1,741
Depreciation and amortization	467	557	946	1,223
Total operating expenses	5,089	4,823	10,854	10,159
Operating loss	(1,551)	(2,599)	(4,027)	(7,392)
Other (expense) income:
Other, net	(76)	57	(194)	1,004
Total other (expense) income	(76)	57	(194)	1,004
Loss from continuing operations before income taxes	(1,627)	(2,542)	(4,221)	(6,388)
Provision for income taxes	(131)	(197)	(342)	(52)
Net loss from continuing operations	(1,758)	(2,739)	(4,563)	(6,440)
(Loss) income from discontinued operations, net of income taxes	(162)	79	224	(204)
Net loss	$(1,920)	$(2,660)	$(4,339)	$(6,644)
Preferred stock dividends - declared	—	(682)	(947)	(1,266)
Preferred stock dividends - undeclared	(947)	—	(947)	—
Net loss attributable to common stockholders	$(2,867)	$(3,342)	$(6,233)	$(7,910)
Net (loss) income per common share - Basic
Continuing operations	$(0.20)	$(0.25)	$(0.47)	$(0.56)
Discontinued operations	$(0.01)	$0.01	$0.02	$(0.01)
Net loss	$(0.21)	$(0.24)	$(0.45)	$(0.57)
Net (loss) income per common share - Diluted
Continuing operations	$(0.20)	$(0.25)	$(0.47)	$(0.56)
Discontinued operations	$(0.01)	$0.01	$0.02	$(0.01)
Net loss	$(0.21)	$(0.24)	$(0.45)	$(0.57)
Shares used in computing net loss per common share:
Basic	13,782	13,774	13,779	13,767
Diluted	13,782	13,774	13,779	13,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(1,920)	$(2,660)	$(4,339)	$(6,644)
Change in cumulative translation adjustment for liquidation of entities held for sale	295	—	295	—
Other changes in cumulative translation adjustment	5	(23)	2	34
Comprehensive loss	$(1,620)	$(2,683)	(4,042)	(6,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,339)	$(6,644)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	—	(850)
Depreciation and amortization	946	1,226
Stock-based compensation	388	236
Recovery of doubtful accounts	—	(453)
Provision for inventory obsolescence	45	350
Gross profit from sale of assets held-for-sale	(358)	—
Loss (gross profit) from sale of other equipment	113	(155)
Changes in:
Accounts receivable	1,998	(140)
Unbilled revenue	15	21
Inventories	(461)	(542)
Prepaid expenses and other current and long-term assets	168	(260)
Income taxes receivable and payable	19	(63)
Accounts payable, accrued expenses and other current liabilities	(1,126)	375
Deferred revenue	95	(292)
Net cash used in operating activities	(2,497)	(7,191)
Cash flows from investing activities:
Purchases of property and equipment	(250)	(14)
Sale of assets held for sale	361	484
Sale of a business, net of cash sold	—	761
Net cash provided by investing activities	111	1,231
Cash flows from financing activities:
Purchase of treasury stock	(1)	(2)
Net proceeds from preferred stock offering	—	4,502
Net proceeds from common stock offering	—	43
Preferred stock dividends	(1,894)	(1,160)
Net cash (used in) provided by financing activities	(1,895)	3,383
Effect of changes in foreign exchange rates on cash and cash equivalents	—	22
Net decrease in cash and cash equivalents	(4,281)	(2,555)
Cash and cash equivalents, beginning of period	5,114	4,611
Cash and cash equivalents, end of period	$833	$2,056
Supplemental cash flow information:
Interest paid	$4	$18
Income taxes paid	$277	$147

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2022	15,705	$157	1,683	$37,779	$128,926	$(16,862)	$(117,856)	$(1,881)	$30,263
Net loss	—	—	—	—	—	—	(2,419)	—	(2,419)
Foreign currency translation	—	—	—	—	—	—	—	(3)	(3)
Restricted stock issued	10	—	—	—	—	—	—	—	—
Restricted stock surrendered for tax withholding	—	—	—	—	—	(1)	—	—	(1)
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	236	—	—	—	236
Balances, April 30, 2022	15,715	$157	1,683	$37,779	$129,162	$(16,863)	$(121,222)	$(1,884)	$27,129
Net loss	—	—	—	—	—	—	(1,920)	—	(1,920)
Foreign currency translation	—	—	—	—	—	—	—	300	300
Restricted stock issued	5	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	152	—	—	—	152
Balances, July 31, 2022	15,720	$157	1,683	$37,779	$129,314	$(16,863)	$(123,142)	$(1,584)	$25,661

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2021	15,681	$157	$1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416
Net loss	—	—	—	—	—	—	(3,984)	—	(3,984)
Foreign currency translation	—	—	—	—	—	—	—	57	57
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock surrendered for tax withholding	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	21	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	(584)	—	(584)
Common stock offering	18	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	109	—	—	—	109
Balances, April 30, 2021	15,704	$157	$1,059	$23,607	$128,403	$(16,862)	$(104,438)	$(4,299)	$26,568
Net loss	—	—	—	—	—	—	(2,660)	—	(2,660)
Foreign currency translation	—	—	—	—	—	—	—	(23)	(23)
Preferred stock offering	—	—	164	3,999	—	—	—	—	3,999
Common stock offering	—	—	—	—	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	—	(682)	—	(682)
Stock-based compensation	—	—	—	—	115	—	—	—	115
Balances, July 31, 2021	15,704	$157	1,223	$27,606	$128,519	$(16,862)	$(107,780)	$(4,322)	$27,318

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

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no funded debt, or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $15.6 million as of July 31, 2022, including cash of approximately $833,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $19.3 million as of July 31, 2022. Production for certain of these orders was in process and included in inventory as of July 31, 2022, thereby reducing the liquidity needed to complete the orders.

•

Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2023.

•	The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but deferred payment of the quarterly dividend for the second quarter of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

•

In recent years, the Company has raised capital through the sale of Common Stock and Preferred Stock pursuant to the ATM Offering Program (as defined herein) and underwritten offerings on Form S-1. Currently, the Company is not eligible to issue securities pursuant to Form S-3 and accordingly cannot sell securities pursuant to the ATM Offering Program. However, the Company may sell securities pursuant to Form S-1 or in private transactions.  Management expects to be able to raise further capital through these available means should the need arise.

Notwithstanding the mitigating factors identified by management, there remains substantial doubt regarding the Company's ability to meet its obligations as they arise over the next twelve months.

2. Basis of Presentation and Immaterial Correction of Comprehensive Loss

The condensed consolidated balance sheet as of January 31, 2022, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 (“fiscal 2022”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2022, the results of operations for the three and six months ended July 31, 2022 and 2021, the cash flows for the six months ended July 31, 2022 and 2021, and the statement of stockholders’ equity for the three and six months ended July 31, 2022 and 2021, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2023 (“fiscal 2023”).

The Company has corrected an immaterial error in the statements of comprehensive loss for the three and six months ended July 31, 2021, which as previously presented, incorrectly included $682,000 and $1.3 million of preferred dividends as a component of comprehensive loss, respectively. Additionally, during the years ended January 31, 2022 and 2021, comprehensive loss incorrectly included preferred dividends of $2.9 million and $2.3 million, respectively. Comprehensive loss will be corrected by revising the amounts included in previously-issued statements of comprehensive loss the next time they are required to be filed for comparative purposes.

3. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and its results of operations are reported as discontinued operations as of July 31, 2022 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending  July 31, 2021. The Company now believes it will complete the process by January 31, 2023.

The assets reported as held for sale consist of the following:

	July 31, 2022	January 31, 2022
Current assets of discontinued operations:	(in thousands)
Accounts receivable, net	24	177
Inventories, net	1	2
Prepaid expenses and other current assets	113	167
Seismic equipment lease pool and property and equipment, net	40	738
Loss recognized on classification as held for sale	—	(925)
Total assets of discontinued operations	$178	$159

The liabilities reported as held for sale consist of the following:

	July 31, 2022	January 31, 2022
Current liabilities of discontinued operations:	(in thousands)
Accounts payable	$—	$132
Deferred revenue	56	73
Accrued expenses and other current liabilities	122	507
Income taxes payable	24	241
Total liabilities of discontinued operations	202	953

The results of operations from discontinued operations for the three and six months ended July 31, 2022 and 2021 consist of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$757	$—	$787
Cost of sales:
Cost of discontinued operations	23	332	48	705
Operating expenses:
Selling, general and administrative	101	378	214	720
Recovery of doubtful accounts	—	(2)	—	(445)
Depreciation and amortization	—	2	—	3
Total operating expenses	101	378	214	278
Operating (loss) income	(124)	47	(262)	(196)
Other income (expenses)	(38)	35	486	(4)
Income (loss) before income taxes from discontinued operations	(162)	82	224	(200)
Provision for income taxes from discontinued operations	—	(3)	—	(4)
Net Income (loss) from discontinued operations	(162)	79	224	(204)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Six Months Ended July 31,
	2022	2021
	(in thousands)
Gross profit from sale of assets held-for-sale	$(358)	$—
Recovery of doubtful accounts	$—	$(445)
Sale of assets held for sale	$361	$1,245

4. New Accounting Pronouncements

New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue recognized at a point in time:	(in thousands)
Seamap	$4,288	$5,256	$12,281	$8,169
Klein	3,688	1,406	4,696	2,556
Total revenue recognized at a point in time	$7,976	$6,662	$16,977	$10,725
Revenue recognized over time:
Seamap	$737	$145	$823	$276
Klein	$—	$—	$—	$—
Total revenue recognized over time	737	145	823	276
Total revenue from contracts with customers	$8,713	$6,807	$17,800	$11,001

The revenue from products manufactured and sold by our Seamap and Klein businesses, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, from time to time our Seamap and Klein businesses provide repair and maintenance services, or perform upgrades, on customer owned equipment in which case revenue is recognized over time. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA is recognized over time, with the total value of the SMA recognized in equal monthly amounts over the life of the contract.

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
United States	$2,333	$219	$4,586	$578
Europe	4,082	3,520	8,694	6,102
Middle East & Africa	142	675	180	689
Asia-Pacific	2,042	2,188	4,226	2,893
Canada & Latin America	114	205	114	739
Total revenue from contracts with customers	$8,713	$6,807	$17,800	$11,001

As of July 31, 2022, and January 31, 2022, contract assets and liabilities consisted of the following:

	July 31, 2022	January 31, 2022
Contract Assets:	(in thousands)
Unbilled revenue - current	$43	$28
Total unbilled revenue	$43	$28
Contract Liabilities:
Deferred revenue & customer deposits - current	$2,665	$2,569
Total deferred revenue & customer deposits	$2,665	$2,569

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

6. Balance Sheet - Continuing Operations

	As of July 31, 2022			As of January 31, 2022
	(in thousands)
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$7,141	$213	$6,928	$8,610	$650	$9,260
Less allowance for doubtful accounts	(484)	—	(484)	(484)	—	(484)
Accounts receivable net of allowance for doubtful accounts	$6,657	$213	$6,444	$8,126	$650	$8,776

	July 31, 2022	January 31, 2022
	(in thousands)
Inventories:
Raw materials	$9,198	$8,511
Finished goods	3,797	3,806
Work in progress	3,324	3,567
Cost of inventories	16,319	15,884
Less allowance for obsolescence	(1,897)	(1,878)
Total inventories, net	$14,422	$14,006

	July 31, 2022	January 31, 2022
	(in thousands)
Property and equipment:
Furniture and fixtures	$9,913	$9,865
Autos and trucks	508	495
Marine seismic service equipment	—	3,880
Land and buildings	4,689	4,555
Cost of property and equipment	15,110	18,795
Accumulated depreciation and amortization	(11,097)	(14,523)
Total property and equipment, net	$4,013	$4,272

As of January 31, 2022, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment was recorded. Since  January 31, 2022, there have not been changes to the market, economic or legal environment in which the Company operates that would, in the aggregate, indicate additional impairment analysis is necessary as of July 31, 2022.

7. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, and the United Kingdom. We negotiated the termination of our Colombia lease obligation during fiscal 2022 and our lease obligation in Canada was terminated as of March 31, 2022.

Lease expense for the three and six months ended July 31, 2022 was approximately $218,000 and $421,000, respectively, and during the three and six months ended July 31, 2021 was approximately $291,000 and $600,000, respectively, and were recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $9,000 and $18,000 for the three and six months ended July 31, 2022, respectively, and during the three and six months ended July 31, 2021 was approximately $10,000 and  $10,000, respectively.

Supplemental balance sheet information related to leases as of July 31, 2022 and January 31, 2022 were as follows:

Lease	July 31, 2022	January 31, 2022
Assets	(in thousands)
Operating lease assets	$2,001	$1,835

Liabilities
Operating lease liabilities	$2,001	$1,835

Classification of lease liabilities
Current liabilities	$502	$869
Non-current liabilities	1,499	966
Total Operating lease liabilities	$2,001	$1,835

Lease-term and discount rate details as of July 31, 2022 and January 31, 2022 were as follows:

Lease term and discount rate	July 31, 2022	January 31, 2022
Weighted average remaining lease term (years)
Operating leases	2.08	1.82

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

Lease	Six Months Ended July 31, 2022	Six Months Ended July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(421)	$(600)

Changes in lease balances resulting from new and modified leases:
Operating leases	$638	$762

Maturities of lease liabilities at July 31, 2022 were as follows:

July 31, 2022
(in thousands)
2023	$502
2024	794
2025	541
2026	274
2027	188
Thereafter	204
Total payments under lease agreements	$2,503

Less: imputed interest	(502)
Total lease liabilities	$2,001

8. Goodwill and Other Intangible Assets

		July 31, 2022				January 31, 2022
	Weighted	Gross			Net	Gross			Net
	Average Life at	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	7/31/2022	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Goodwill		$7,060	$—	$(7,060)	$—	$7,060	$—	$(7,060)	$—
Proprietary rights	5.6	8,237	(4,382)	—	3,855	8,237	(4,150)	—	4,087
Customer relationships	0.3	5,024	(4,845)	—	179	5,024	(4,797)	—	227
Patents	2.4	2,540	(1,902)	—	638	2,540	(1,778)	—	762
Trade name	3.8	894	(91)	(760)	43	894	(85)	(760)	49
Developed technology	3.4	1,430	(941)	—	489	1,430	(870)	—	560
Other	1.8	693	(428)	—	265	694	(361)	—	333
Amortizable intangible assets		$18,818	$(12,589)	$(760)	$5,469	$18,819	$(12,041)	$(760)	$6,018

On January 31, 2022, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the six months ended July 31, 2022, there have been no substantive indicators of impairment.

Aggregate amortization expense was $427,000 and $618,000 for the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2023	$592
2024	1,043
2025	818
2026	721
2027	420
Thereafter	1,875
Total	$5,469

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

In January 2021, the Loan granted to the Company in the amount of approximately $757,000 was forgiven resulting in other income of that amount. In February 2021, the Loan granted to Klein in the amount of approximately $850,000 was also forgiven, resulting in other income of that amount. As of July 31, 2022, the Company had no outstanding balance under the Loans.

10. Income Taxes

For the six months ended July 31, 2022, the income tax expense from continuing operations was approximately $ 342,000 on a pre-tax loss from continuing operations of $4.2 million. For the six months ended July 31, 2021, the income tax expense from continuing operations was approximately $ 52,000 on a pre-tax loss from continuing operations of $6.4 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2022. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2022.

For the six months ended July 31, 2022 and 2021, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	13,782	13,774	13,779	13,767
Stock options	—	79	—	58
Unvested restricted stock	5	29	5	18
Total weighted average common share equivalents	5	108	5	76
Diluted weighted average common shares outstanding	13,787	13,882	13,784	13,843

For the three and six months ended July 31, 2022 and 2021, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

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

During the three- and six-month periods ended July 31, 2022, the Company sold no shares of Preferred Stock under the ATM Offering Program. During the three- and six-month periods ended July 31, 2021, the Company sold 163,780 and 184,740 shares of Series A Preferred Stock under the ATM Offering Program, respectfully. Net proceeds from these sales for the three- and six-month periods ended July 31, 2021, were approximately $4.0 million and $4.5 million, respectively, and the Agent received compensation of approximately $82,000 and $92,000, respectively. The Non-Executive Chairman of the Board received no portion of this compensation.

During the three- and six-month periods ended July 31, 2022, the Company sold no shares of Common Stock under the ATM Offering Program. During the three- and six-month periods ended July 31, 2021, the Company sold 362 and 18,415 shares of Common Stock under the ATM Offering Program, respectfully. Net proceeds from these sales for the three- and six-month periods ended July 31, 2021, were approximately $1,000 and $43,000. Compensation to the Agent during this period was approximately $1,000, none of which received by the Non-Executive Chairman of the Board.

13. Equity and Stock-Based Compensation

As of July 31, 2022, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $42.0 million. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year. During the three months ended July 31, 2022, the Board did not declare, and the Company did not pay a quarterly dividend on our Preferred Stock. As a result, the Company has approximately $947,000 of undeclared preferred dividends in arrears. During the six months ended July 31, 2022, the Board declared a quarterly dividend of $0.5625 per share on our Preferred Stock for the quarter ended April 30, 2022.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three- and six-month periods ended July 31, 2022 was approximately $ 152,000 and $ 388,000, respectively, and during the three- and six-month periods ended July 31, 2021, was approximately $ 115,000 and $ 224,000, respectively.

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
•

the impact of disruptions in global supply chains due to the global pandemic and other factors, including certain components and materials becoming unavailable, increased lead times for components and materials, as well as increased costs for such items;

•	increased competition;
•	loss of key suppliers;
•	intellectual property claims by third parties;
•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;
•	our ability to successfully execute strategic initiatives to grow our business;
•

local and global impacts of the global pandemic, including effects of responses of governmental authorities and companies to reduce the spread of the COVID-19 virus, such as shutdowns, travel restrictions and work-from-home mandates;

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

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA	(in thousands)
Net loss from continuing operations	$(1,758)	$(2,739)	$(4,563)	$(6,440)
Interest expense, net	4	(9)	4	—
Depreciation and amortization	467	557	946	1,223
Provision for income taxes	131	197	342	52
EBITDA loss from continuing operations (1)	(1,156)	(1,994)	(3,271)	(5,165)
Non-cash foreign exchange losses	—	33	—	82
Stock-based compensation	152	115	388	236
Adjusted EBITDA loss from continuing operations (1)	$(1,004)	$(1,846)	$(2,883)	$(4,847)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$1,025	$(4,384)	$(2,497)	$(7,191)
PPP loan forgiveness	—	—	—	850
Stock-based compensation	(152)	(115)	(388)	(236)
Provision for inventory obsolescence	(22)	(23)	(45)	(45)
Changes in accounts receivable (current and long-term)	(2,897)	1,570	(1,860)	466
Interest paid	—	—	4	—
Taxes paid, net of refunds	—	116	277	147
Gross profit (loss) from sale of other equipment	—	75	(113)	155
Changes in inventory	201	(218)	461	523
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	333	588	730	(332)
Changes in prepaid expenses and other current and long-term assets	304	333	129	500
Other	52	64	31	(2)
EBITDA loss from continuing operations (1)	$(1,156)	$(1,994)	$(3,271)	$(5,165)

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

Business Outlook

Our financial results during the first six months of fiscal year 2023 have improved when compared to the first six months of fiscal 2022, but our fiscal 2022 results were less than anticipated.  We believe the fiscal 2022 results, and to a lesser extent our year-to-date fiscal 2023 results, were detrimentally impacted by the following factors:

•	The ongoing effects of the global pandemic, such as delayed customer activity, inability to interact directly with many customers and restrictions on the activities of our employees.

•	Disruptions in the global supply chain which have resulted in delays in development and production activities.

•	Uncertainty in the global economic and geopolitical situation, resulting in delayed expenditures or changes in project priorities.

•	Delays and uncertainties in the timing of orders due to governmental budget issues.

However, we believe general economic and geopolitical trends are now more favorable for much of our business. Global energy prices have increased significantly in recent months. We believe this is a positive development for our marine seismic customers and many of our customers in this space have recently reported improving financial metrics and outlooks. Higher energy prices and the global movement towards renewable energy is, we believe, positive for our customers in the marine survey industry. Additionally, the current geopolitical unrest, especially in Europe and Asia, is driving demand for defense and maritime security solutions.

In recent months, we have experienced and continue to experience increased inquiries and bid activity for our other marine technology products. As of July 31, 2022, our backlog of firm orders for our Marine Technology Products business was approximately $19.3 million, as compared to approximately $13.1 million as of January 31, 2022, and $11.7 million at July 31, 2021. We expect the majority of these orders to be completed within fiscal 2023 and currently expect revenues from continuing operation in fiscal 2023 to exceed those of fiscal 2022. In addition, we continue to pursue a number of other significant opportunities. However, we believe the majority of these opportunities, if they result in orders, will be completed in fiscal 2024. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on our current backlog of orders and continued marine technology product inquiries, we anticipate results for the last half of the year to be improved over the first half of the year. We currently plan to deliver several systems in the second half of the current fiscal year. Based on current production and delivery schedules, we expect revenues in the third quarter of fiscal 2023 to decline from the second quarter, but expect significant improvement in the fourth quarter.  If revenues in the fourth quarter of fiscal 2023 are as expected, we believe the Company will report positive net income from continuing operations for the fourth quarter of fiscal 2023. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Higher than anticipated costs.

Going forward we intend to address three primary markets in our Marine Technology Products business:

•	Marine Survey

•	Marine Exploration

•	Maritime Defense

Specific applications within those markets include sea-floor survey, search and recovery, mineral and geophysical exploration, mine counter measures and anti-submarine warfare. We have existing technology and products that meet needs across all these markets such as:

•	Side-scan sonar, including multi-beam systems for more demanding missions such as mine counter measure operations

•	Acoustic arrays, such as SeaLink

•	Marine seismic equipment, such as GunLink and BuoyLink

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

In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:

•	Development of side-scan sonar and other sensor systems specifically for unmanned vehicles, including integration of our MA-X technology;

•	Application of our Automatic Target Recognition (“ATR”) technology to our sonar systems;

•	Development of Synthetic Aperture Sonar (“SAS”) systems in cooperation with a major European defense contractor; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

Subsequent to January 31, 2022, we eliminated two executive management positions in order to further control general and administrative costs. Should the effects of the global pandemic and uncertainty about global economic conditions continue, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

General inflation levels have increased recently due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors can be expected to have a negative impact on our costs; however, the magnitude of such impact cannot be accurately determined. In response to these cost increases, in the first quarter of fiscal 2023, we increased the pricing for most of our products. The amount of the increase varies by product and ranged from approximately 5% to 20%.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.

Results of Continuing Operations

Revenues for the three months ended July 31, 2022 were approximately $8.7 million compared to approximately $6.8 million for the three months ended July 31, 2021. For the six months ended July 31, 2022, revenues were approximately $17.8 million, compared to approximately $11.0 million for the six months ended July 31, 2021. We believe the increase in the fiscal 2023 periods is due in large part to lifting of pandemic related restrictions on commerce that were present in the prior period. Additionally, positive trends within our primary markets, as discussed above, are contributing to increased activity. For the three months ended July 31, 2022, we generated an operating loss of approximately $1.6 million, compared to an operating loss of approximately $2.6 million for the three months ended July 31, 2021. For the six months ended July 31, 2022, we generated an operating loss of approximately $4.0 million, compared to an operating loss of approximately $7.4 million for the six months ended July 31, 2021. The decrease in operating loss during the three- and six-month periods ended July 31, 2022, is primarily attributable to an increase in revenues. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues:
Seamap	$5,025	$5,402	$13,104	$8,446
Klein	3,689	1,408	4,811	2,564
Intra-business sales	(1)	(3)	(115)	(9)
	8,713	6,807	17,800	11,001
Cost of sales:
Seamap	3,213	3,293	8,270	5,890
Klein	1,963	1,293	2,818	2,353
Intra-business sales	(1)	(3)	(115)	(9)
	5,175	4,583	10,973	8,234
Gross profit	$3,538	$2,224	$6,827	$2,767
Gross profit margin	41%	33%	38%	25%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. The gross profit and gross profit margins generated by sales of Seamap products were approximately $1.8 million and 36% in the second quarter of fiscal 2023 and approximately $2.1 million and 39% in the second quarter of fiscal 2022. The decrease in gross profit margins between the periods is due primarily to lower absorption of fixed costs in the most recent period.

Revenue from the sale of Klein products was approximately $3.7 million for the second quarter of fiscal 2023 versus approximately $1.4 million in the prior year period. Gross profit was approximately $1.7 million and $115,000 for the second quarter of fiscal 2023 and 2022, respectively. The increase in the fiscal 2023 period is due primarily to the delivery of multi-beam sonar systems in Europe.

Operating Expenses

General and administrative expenses for the three months ended July 31, 2022, were approximately $3.8 million compared to approximately $4.3 million for the three-months ended April 30, 2022 and approximately $3.4 million for the three-months ended July 31, 2021. The decrease from the three-months ended April 30, 2022 period is primarily due to reduction of non-essential business expenses coupled with no accrual of severance expense in the current period. General and administrative expenses for the six months ended July 31, 2022 increased to $8.1 million from approximately $7.2 million for the six months ended July 31, 2021. The approximately $866,000 increase is primarily due to accrued severance expense for the Company’s former Chief Operating Officer, plus higher convention, travel and entertainment expenses incurred as the Company reengages with customers following easing of global pandemic related restrictions on travel and larger group gatherings. In addition, the increase reflects certain recurring general and administrative operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, and communications costs, etc., which were directly attributable to our discontinued operations and reported as such in the prior year comparative period, but are reported in continuing operations in the current period as management has concluded that these costs will be retained going forward.

Research and development costs were approximately $833,000 in the three-month period ended July 31, 2022, compared to approximately $1.0 million in the three-months ended April 30, 2022 and approximately $888,000 in the three-months ended July 31, 2021. For the six-month period ended July 31, 2022, research and development costs increased to approximately $1.9 million from approximately $1.7 million in the prior year period ended. The marginal increase in year-to-year costs reflects incremental product development activity, including SAS, ATR, passive array and sensor systems for unmanned platforms.

Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $467,000 and $946,000 in the three- and six-month periods ended July 31, 2022, respectively, as compared to approximately $557,000 and $1.2 million in the three- and six-month periods ended July 31, 2021, respectively. The lower depreciation and amortization expense in the second quarter of fiscal 2023 is due primarily to assets becoming fully depreciated over time.

Provision for Income Taxes

For the six months ended July 31, 2022, we reported tax expense of approximately $342,000 on pre-tax loss of approximately $4.2 million from continuing operations, and for the six months ended July 31, 2021, we reported tax expense of approximately $52,000 on pre-tax loss of approximately $6.4 million from continuing operations. We recorded tax expense for the six-month period ended July 31, 2022, and 2021, despite generating pre-tax losses from continuing operations, due mainly to the effect of permanent differences between book and taxable income and recording valuation allowances against increases in our deferred tax assets.

Results of Discontinued Operations

Revenues and cost of sales from our Equipment Leasing business were comprised of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Revenues:
Equipment leasing	—	757	—	787
	—	757	—	787
Cost of sales:
Direct costs-equipment leasing	23	332	48	705
	23	332	48	705
Gross profit (loss)	(23)	425	(48)	82
Operating expenses:
Selling, general and administrative	101	378	214	720
Recovery of doubtful accounts	—	(2)	—	(445)
Depreciation and amortization	—	2	—	3
Total operating expenses	101	378	214	278
Operating (loss) income	(124)	47	(262)	(196)
Other income (expenses)	(38)	35	486	(4)
(Loss) income before income taxes	(162)	82	224	(200)
Provision for income taxes	—	(3)	—	(4)
Net Income (loss)	(162)	79	224	(204)

Following the decision to exit the Leasing Business and present those operations as discontinued operations, we no longer recognize depreciation expense related to our lease pool of seismic equipment, but rather reassess, on a quarterly basis, the recoverability of the remaining carrying value of those assets. Similarly, we no longer recognize gain or loss from the sale of lease pool assets, but record proceeds from such transactions as a reduction in the carrying value of our lease pool assets. During the six-month period ended July 31, 2022, the carrying value of our lease pool assets have been fully written down.  As a result, approximately $358,000 of proceeds from the sale of lease pool assets was recognized as gain and reported in other income during the six months ended July 31, 2022.

We recorded no revenue for the three months ended July 31, 2022, compared to approximately $757,000 for the three months ended July 31, 2021. No revenue was recorded for the six months ended July 31, 2022, compared to approximately $787,000 for the six months ended July 31, 2021.  Direct costs related to Equipment Leasing dropped to approximately $23,000 for the three months ended July 31, 2022, from approximately $332,000 reported in the three months ended July 31, 2021. Direct costs related to Equipment Leasing dropped to approximately $48,000 for the six months ended July 31, 2022, from approximately $705,000 reported in the six months ended July 31, 2021.Our revenue and direct costs from discontinued operations decreased compared to the prior year periods because we ceased all equipment leasing activity in fiscal 2022.

Selling, general and administrative costs related to the Leasing Business decreased to approximately $101,000 in the three months ended July 31, 2023, from approximately $378,000 in the same period one year ago. Selling, general and administrative costs related to the Leasing Business decreased to approximately $214,000 in the six months ended July 31, 2022, from approximately $720,000 in the same period one year ago. The decrease in the fiscal 2023 periods is due primarily to lower compensation and other administrative expenses resulting from lower headcount and reduced activity. In addition, certain recurring operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., which were directly attributable to our discontinued operations and reported as such in fiscal 2022, are reported in continuing operations in the current period as management has concluded these costs will be retained going forward. See Note 3 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

For the six months ended July 31, 2022, we recorded no tax expense on approximately $224,000 of pre-tax income from discontinued operations. For the six months ended July 31, 2021, we reported tax expense of approximately $4,000 on pre-tax loss of approximately $200,000 from discontinued operations. For the six-month period ended July 31, 2022, we recorded no tax expense, despite recording pre-tax income from discontinued operations, because we have tax valuation allowances recorded against all of our deferred tax assets. For the six-month period ended July 31, 2021, we recorded tax expense, despite generating a pre-tax net loss from discontinued operations due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.

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

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. As of July 31, 2022, the Company has some remaining lease pool equipment available for sale and has approximately 317,000 shares of Preferred Stock and approximately 22.1 million shares of Common Stock available for issuance. Nevertheless, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $15.6 million as of July 31, 2022, including cash of approximately $833,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $19.3 million as of July 31, 2022, which is an increase of approximately 47% from the $13.1 million reported at January 31, 2022, and an increase of approximately 65% from the amount reported at July 31, 2021. Production for certain of these orders was in process and included in inventory as of July 31, 2022, thereby reducing the liquidity needed to complete the orders.

•

Despite difficulties in world energy markets, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in fiscal 2023.

•

The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but deferred payment of the quarterly dividend for the second quarter of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

•

In recent years, the Company has raised capital through the sale of Common Stock and Preferred Stock pursuant to the ATM Offering Program (as defined herein) and underwritten offerings on Form S-1. Currently, the Company is not eligible to issue securities pursuant to Form S-3 and accordingly cannot sell securities pursuant to the ATM Offering Program. However, the Company may sell securities pursuant to Form S-1 or in private transactions.  Management expects to be able to raise further capital through these available means should the need arise.

•	Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available should the need arise.

Our principal sources of liquidity and capital over the past two fiscal years have been proceeds from issuances of Preferred Stock and from the sale of lease pool equipment.

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,786,904 are currently outstanding and 4,112,001 are reserved for issue under outstanding stock options, leaving 22,101,095 available for future issuance. We believe these factors provide capacity for subsequent issues of common stock or preferred stock.

The Preferred Stock has been issued in public offerings in June 2016 and November 2021, and in two ATM offering programs. The Preferred Stock issued in the June 2016 public offering was consideration to Mitsubishi Heavy Industries, Ltd (“MHI”). Pursuant to the November 2021 underwritten public offering, the Company issued 432,000 shares of Preferred Stock. The Company received net proceeds of approximately $9.5 million after underwriting discounts and other costs. The Preferred Stock (i) allows for redemption at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through July 31, 2022, we have issued 1,682,985 shares of our Preferred Stock.

During the six months ended July 31, 2022, the Company did not sell any shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

Due to the rising level of sales and production activities there are increasing requirements for purchases of inventory and other production costs.  Additionally, due to component shortages and long-lead times for certain items there are requirements in some cases to purchase items well in advance. Furthermore, suppliers require prepayments in order to secure some items.  All of these factors combine to increase the Company’s working capital requirements.  Furthermore, Management believes there are opportunities to increase production capacity and efficiencies.  However, some of these opportunities may require investments such as production equipment or other fixed assets.  Accordingly, Management believes it might be prudent for the Company to explore sources of additional capital.  Such sources could include private or public issues of equity or debt securities, or a combination of such securities.  Other sources could include secured debt financing, sale-leaseback transactions on owned real estate or investment from strategic industry participants.   There can be no assurance that any of these sources will be available to the Company, available in adequate amounts, or available under acceptable terms.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended
	July 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(2,497)	$(7,191)
Net cash provided by investing activities	111	1,231
Net cash (used in) provided by financing activities	(1,895)	3,383
Effect of changes in foreign exchange rates on cash and cash equivalents	—	22
Net decrease in cash and cash equivalents	$(4,281)	$(2,555)

As of July 31, 2022, we had working capital of approximately $15.6 million, including cash and cash equivalents of approximately $833,000, as compared to working capital of approximately $18.5 million, including cash and cash equivalents of approximately $5.1 million, at January 31, 2022. Our working capital decreased during the first six months of fiscal 2023 as compared to January 31, 2022 due primarily to reductions in cash and accounts receivable, and an increase in accounts payable, despite increases in inventories and decreases in accrued liabilities.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $2.5 million in the first six months of fiscal 2023 as compared to approximately $7.2 million in the first six months of fiscal 2022. The decrease in net cash used in operating activities in the first half of fiscal 2023 compared to the prior year period was due mainly to the lower operating loss incurred in the six months ended July 31, 2022. The primary sources of cash used in operating activities was our net loss of approximately $4.3 million, plus the net change in working capital items, such as inventories and accounts payable, totaling approximately $1.6 million, partially offset by net non-cash charges, including an approximately $2.0 million reduction in accounts receivable.

Cash Flows from Investing Activities. Cash provided from investing activities during the first six months of fiscal 2023 decreased approximately $1.1 million over the same period in fiscal 2022. The decrease relates primarily to proceeds from the sale of business of approximately $761,000 in fiscal 2022.

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

Cash Flows from Financing Activities. Net cash used in financing activities during the first six months of fiscal 2023 consisted of approximately $1.9 million of Preferred Stock dividend payments compared to approximately $1.2 million in the prior year period.  In addition, In the first six months of fiscal 2022 proceeds from the sale of Preferred Stock and Common Stock totaled approximately $4.5 million.

As of July 31, 2022, we have no funded debt and no obligations containing restrictive financial covenants.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of July 31, 2022. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of July 31, 2022, we had deposits in foreign banks equal to approximately $646,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three- and six-month periods ended July 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2022, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $279,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $28,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of July 31, 2022, we have no interest-bearing bank debt on our balance sheet.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of July 31, 2022, due to a material weakness in our internal control over financial reporting that was disclosed on our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2022, we are implementing a remediation plan to address the material weakness in our internal controls over financial reporting. The weakness will remain unresolved, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2022, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2022.other than the updating risk factors below. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2022 and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

We received a written notice from NASDAQ Stock Market LLC (“Nasdaq”) that we have failed to comply with certain listing requirements of the Nasdaq, which could result in our Common Stock being delisted from the Nasdaq.

On July 27, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the notice, or until January 23, 2023, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending January 23, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the minimum closing bid price requirement and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Common Stock is at least $1.00 for a minimum of ten consecutive business days. If we do not regain compliance with the minimum bid price requirement by the end of the compliance period (or the second compliance period, if applicable), our Common Stock will become subject to delisting.

If we are delisted from Nasdaq, our Common Stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. If we are delisted from Nasdaq, but obtain a substitute listing for our Common Stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Common Stock is delisted from Nasdaq, the value and liquidity of our Common Stock would likely be significantly adversely affected. A delisting of our Common Stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

The Company has deferred payment of dividends on its Series A Preferred Stock, which restricts our ability to undertake certain actions.

The Company deferred payment of the quarterly dividend on its Series A Preferred Stock for the second quarter of fiscal 2023.  Prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. As a result, although the Series A Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

MIND TECHNOLOGY, INC.

Date: September 13, 2022	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)