Form 10-Q
period 2022-10-31
MIND TECHNOLOGY, INC
filed 2022-12-14
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,788,738 shares of common stock, $0.01 par value, were outstanding as of December 12, 2022.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$812	$5,114
Accounts receivable, net of allowance for doubtful accounts of $504 and $484 at October 31, 2022 and January 31, 2022, respectively	3,896	8,126
Inventories, net	16,837	14,006
Prepaid expenses and other current assets	1,610	1,840
Assets held for sale	—	159
Total current assets	23,155	29,245
Property and equipment, net	4,103	4,272
Operating lease right-of-use assets	1,807	1,835
Intangible assets, net	5,193	6,018
Other assets	—	650
Total assets	$34,258	$42,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,191	$2,046
Deferred revenue	135	232
Accrued expenses and other current liabilities	4,719	5,762
Income taxes payable	1,059	837
Operating lease liabilities - current	229	869
Liabilities held for sale	—	953
Total current liabilities	10,333	10,699
Operating lease liabilities - non-current	1,578	966
Deferred tax liability	92	92
Total liabilities	12,003	11,757
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of October 31, 2022 and January 31, 2022	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 15,721 and 15,705 shares issued at October 31, 2022 and January 31, 2022, respectively	157	157
Additional paid-in capital	129,450	128,926
Treasury stock, at cost (1,933 and 1,931 shares at October 31, 2022 and January 31, 2022, respectively)	(16,863)	(16,862)
Accumulated deficit	(128,301)	(117,856)
Accumulated other comprehensive gain (loss)	33	(1,881)
Total stockholders’ equity	22,255	30,263
Total liabilities and stockholders’ equity	$34,258	$42,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
Revenues:
Sale of marine technology products	$4,884	$8,347	$22,684	$19,348
Total revenues	4,884	8,347	22,684	19,348
Cost of sales:
Sale of marine technology products	3,382	5,177	14,355	13,411
Total cost of sales	3,382	5,177	14,355	13,411
Gross profit	1,502	3,170	8,329	5,937
Operating expenses:
Selling, general and administrative	3,556	3,903	11,617	11,098
Research and development	843	826	2,690	2,567
Depreciation and amortization	469	494	1,415	1,717
Total operating expenses	4,868	5,223	15,722	15,382
Operating loss	(3,366)	(2,053)	(7,393)	(9,445)
Other income (expense):
Other, net	90	33	(104)	1,037
Total other income (expense)	90	33	(104)	1,037
Loss from continuing operations before income taxes	(3,276)	(2,020)	(7,497)	(8,408)
Provision for income taxes	(37)	(59)	(379)	(111)
Net loss from continuing operations	(3,313)	(2,079)	(7,876)	(8,519)
Loss from discontinued operations, net of income taxes	(1,846)	(499)	(1,622)	(703)
Net loss	$(5,159)	$(2,578)	$(9,498)	$(9,222)
Preferred stock dividends - declared	—	(688)	(947)	(1,954)
Preferred stock dividends - undeclared	(947)	—	(1,894)	—
Net loss attributable to common stockholders	$(6,106)	$(3,266)	$(12,339)	$(11,176)
Net loss per common share - Basic
Continuing operations	$(0.31)	$(0.20)	$(0.78)	$(0.76)
Discontinued operations	$(0.13)	$(0.04)	$(0.12)	$(0.05)
Net loss	$(0.44)	$(0.24)	$(0.90)	$(0.81)
Net loss per common share - Diluted
Continuing operations	$(0.31)	$(0.20)	$(0.78)	$(0.76)
Discontinued operations	$(0.13)	$(0.04)	$(0.12)	$(0.05)
Net loss	$(0.44)	$(0.24)	$(0.90)	$(0.81)
Shares used in computing net loss per common share:
Basic	13,788	13,774	13,782	13,769
Diluted	13,788	13,774	13,782	13,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(5,159)	$(2,578)	$(9,498)	$(9,222)
Change in cumulative translation adjustment for liquidation of entities held for sale	1,626	—	1,919	—
Other changes in cumulative translation adjustment	(9)	(17)	(5)	17
Comprehensive loss	$(3,542)	$(2,595)	(7,584)	(9,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,498)	$(9,222)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	—	(850)
Depreciation and amortization	1,414	1,721
Stock-based compensation	524	419
Non-cash cumulative translation adjustment for discontinued operations	1,626	—
Provision for inventory obsolescence	68	(453)
(Gross profit) loss from sale of assets held-for-sale	(382)	388
Loss (gross profit) from sale of other equipment	113	(155)
Changes in:
Accounts receivable	4,981	(4,444)
Unbilled revenue	1	(27)
Inventories	(2,899)	(183)
Prepaid expenses and other current and long-term assets	506	(293)
Income taxes receivable and payable	(16)	3
Accounts payable, accrued expenses and other current liabilities	983	1,696
Deferred revenue	328	172
Net cash used in operating activities	(2,251)	(11,228)
Cash flows from investing activities:
Purchases of property and equipment	(531)	(139)
Sale of assets held for sale	382	3,187
Sale of a business, net of cash sold	—	761
Net cash (used in) provided by investing activities	(149)	3,809
Cash flows from financing activities:
Purchase of treasury stock	(1)	(2)
Net proceeds from preferred stock offering	—	5,145
Net proceeds from common stock offering	—	43
Preferred stock dividends	(1,894)	(1,842)
Net cash (used in) provided by financing activities	(1,895)	3,344
Effect of changes in foreign exchange rates on cash and cash equivalents	(7)	86
Net decrease in cash and cash equivalents	(4,302)	(3,989)
Cash and cash equivalents, beginning of period	5,114	4,611
Cash and cash equivalents, end of period	$812	$622
Supplemental cash flow information:
Interest paid	$4	$26
Income taxes paid	$371	$149

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain (Loss)	Total
Balances, January 31, 2022	15,705	$157	1,683	$37,779	$128,926	$(16,862)	$(117,856)	$(1,881)	$30,263
Net loss	—	—	—	—	—	—	(2,419)	—	(2,419)
Foreign currency translation	—	—	—	—	—	—	—	(3)	(3)
Restricted stock issued	10	—	—	—	—	—	—	—	—
Restricted stock surrendered for tax withholding	—	—	—	—	—	(1)	—	—	(1)
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	236	—	—	—	236
Balances, April 30, 2022	15,715	$157	1,683	$37,779	$129,162	$(16,863)	$(121,222)	$(1,884)	$27,129
Net loss	—	—	—	—	—	—	(1,920)	—	(1,920)
Foreign currency translation	—	—	—	—	—	—	—	300	300
Restricted stock issued	5	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	152	—	—	—	152
Balances, July 31, 2022	15,720	$157	1,683	$37,779	$129,314	$(16,863)	$(123,142)	$(1,584)	$25,661
Net loss	—	—	—	—	—	—	(5,159)	—	(5,159)
Foreign currency translation	—	—	—	—	—	—	—	1,617	1,617
Restricted stock issued	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	136	—	—	—	136
Balances, October 31, 2022	15,721	$157	1,683	$37,779	$129,450	$(16,863)	$(128,301)	$33	$22,255

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2021	15,681	$157	$1,038	$23,104	$128,241	$(16,860)	$(99,870)	$(4,356)	$30,416
Net loss	—	—	—	—	—	—	(3,984)	—	(3,984)
Foreign currency translation	—	—	—	—	—	—	—	57	57
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock surrendered for tax withholding	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	—	—	21	503	—	—	—	—	503
Preferred stock dividends	—	—	—	—	—	—	(584)	—	(584)
Common stock offering	18	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	109	—	—	—	109
Balances, April 30, 2021	15,704	$157	$1,059	$23,607	$128,403	$(16,862)	$(104,438)	$(4,299)	$26,568
Net loss	—	—	—	—	—	—	(2,660)	—	(2,660)
Foreign currency translation	—	—	—	—	—	—	—	(23)	(23)
Preferred stock offering	—	—	164	3,999	—	—	—	—	3,999
Common stock offering	—	—	—	—	1	—	—	—	1
Preferred stock dividends	—	—	—	—	—	—	(682)	—	(682)
Stock-based compensation	—	—	—	—	115	—	—	—	115
Balances, July 31, 2021	15,704	$157	1,223	$27,606	$128,519	$(16,862)	$(107,780)	$(4,322)	$27,318
Net loss	—	—	—	—	—	—	(2,578)	—	(2,578)
Foreign currency translation	—	—	—	—	—	—	—	(17)	(17)
Preferred stock offering	—	—	27	642	—				642
Preferred stock dividends	—	—	—	—	—	—	(688)	—	(688)
Stock-based compensation	—	—	—	—	183	—	—	—	183
Balances, October 31, 2021	15,704	$157	1,250	$28,248	$128,702	$(16,862)	$(111,046)	$(4,339)	$24,860

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

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no funded debt, or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $12.8 million as of October 31, 2022, including cash of approximately $812,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $19.9 million as of October 31, 2022. Production for certain of these orders was in process and included in inventory as of October 31, 2022, thereby reducing the liquidity needed to complete the orders.

•

Since designating the Leasing Business held for sale, the Company has been able to generate cash from the sale of lease pool equipment and collection of accounts receivable related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment in the fourth quarter of fiscal 2023.

•	The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but deferred payment of the quarterly dividend for the second and third quarters of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

•	Based on publicized transactions and preliminary discussions with potential funding sources, management believes that other sources of debt and equity financing are available. Such sources could include private or public issues of equity or debt securities, or a combination of such securities. Other sources could include secured debt financing, sale-leaseback transactions on owned real estate or investment from strategic industry participants. There can be no assurance that any of these sources will be available to the Company, available in adequate amounts, or available under acceptable terms should the need arise.

Notwithstanding the mitigating factors identified by management, there remains substantial doubt regarding the Company's ability to meet its obligations as they arise over the next twelve months.

2. Basis of Presentation and Immaterial Correction of Comprehensive Loss

The condensed consolidated balance sheet as of January 31, 2022, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 (“fiscal 2022”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2022, the results of operations for the three and nine months ended October 31, 2022 and 2021, the cash flows for the nine months ended October 31, 2022 and 2021, and the statement of stockholders’ equity for the three and nine months ended October 31, 2022 and 2021, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2023 (“fiscal 2023”).

The Company has corrected an immaterial error in the statements of comprehensive loss for the three and nine months ended October 31, 2021, which as previously presented, incorrectly included $688,000 and $2.0 million of preferred dividends as a component of comprehensive loss, respectively. Additionally, during the years ended January 31, 2022 and 2021, comprehensive loss incorrectly included preferred dividends of $2.9 million and $2.3 million, respectively. Comprehensive loss will be corrected by revising the amounts included in previously-issued statements of comprehensive loss the next time they are required to be filed for comparative purposes.

3. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and its results of operations are reported as discontinued operations as of October 31, 2022 and for all comparative periods presented in these condensed consolidated financial statements. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending  July 31, 2021. We anticipate completion of a pending sale of lease pool equipment in the fourth quarter, and expect the sale of our discontinued operations to be substantially completed by January 31, 2023.

The assets reported as held for sale consist of the following:

	October 31, 2022	January 31, 2022
Current assets of discontinued operations:	(in thousands)
Accounts receivable, net	—	177
Inventories, net	—	2
Prepaid expenses and other current assets	—	167
Seismic equipment lease pool and property and equipment, net	—	738
Loss recognized on classification as held for sale	—	(925)
Total assets of discontinued operations	$—	$159

The liabilities reported as held for sale consist of the following:

	October 31, 2022	January 31, 2022
Current liabilities of discontinued operations:	(in thousands)
Accounts payable	$—	$132
Deferred revenue	—	73
Accrued expenses and other current liabilities	—	507
Income taxes payable	—	241
Total liabilities of discontinued operations	—	953

The results of operations from discontinued operations for the three and nine months ended October 31, 2022 and 2021 consist of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$53	$—	$840
Cost of sales:
Cost of discontinued operations	24	86	72	791
Operating expenses:
Selling, general and administrative	145	502	359	1,222
Recovery of doubtful accounts	—	(5)	—	(450)
Depreciation and amortization	—	1	—	4
Total operating expenses	145	498	359	776
Operating loss	(169)	(531)	(431)	(727)
Other (expenses) income (including $1,626 of cumulative translation loss)	(1,677)	41	(1,191)	37
Loss before income taxes from discontinued operations	(1,846)	(490)	(1,622)	(690)
Provision for income taxes from discontinued operations	—	(9)	—	(13)
Net loss from discontinued operations	(1,846)	(499)	(1,622)	(703)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Nine Months Ended October 31,
	2022	2021
	(in thousands)
(Gross profit) loss from sale of assets held-for-sale	$(382)	$388
Recovery of doubtful accounts	$—	$(450)
Non-cash cumulative translation adjustment for discontinued operations	$1,626	$—
Sale of assets held for sale	$383	$3,948

4. New Accounting Pronouncements

New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue recognized at a point in time:	(in thousands)
Seamap	$2,777	$6,876	$15,059	$15,045
Klein	1,847	1,328	3,630	3,884
Total revenue recognized at a point in time	$4,624	$8,204	$18,689	$18,929
Revenue recognized over time:
Seamap	$260	$143	$1,082	$419
Klein	$—	$—	$2,913	$—
Total revenue recognized over time	260	143	3,995	419
Total revenue from contracts with customers	$4,884	$8,347	$22,684	$19,348

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

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
United States	$931	$967	$5,517	$1,545
Europe	1,972	3,491	10,666	9,593
Middle East & Africa	113	120	293	809
Asia-Pacific	1,796	3,667	6,022	6,560
Canada & Latin America	72	102	186	841
Total revenue from contracts with customers	$4,884	$8,347	$22,684	$19,348

As of October 31, 2022, and January 31, 2022, contract assets and liabilities consisted of the following:

	October 31, 2022	January 31, 2022
Contract Assets:	(in thousands)
Unbilled revenue - current	$29	$28
Total unbilled revenue	$29	$28
Contract Liabilities:
Deferred revenue & customer deposits - current	$2,897	$2,569
Total deferred revenue & customer deposits	$2,897	$2,569

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

6. Balance Sheet - Continuing Operations

	As of October 31, 2022			As of January 31, 2022
	(in thousands)
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$4,400	$—	$4,400	$8,610	$650	$9,260
Less allowance for doubtful accounts	(504)	—	(504)	(484)	—	(484)
Accounts receivable net of allowance for doubtful accounts	$3,896	$—	$3,896	$8,126	$650	$8,776

	October 31, 2022	January 31, 2022
	(in thousands)
Inventories:
Raw materials	$9,810	$8,511
Finished goods	4,510	3,806
Work in progress	4,437	3,567
Cost of inventories	18,757	15,884
Less allowance for obsolescence	(1,920)	(1,878)
Total inventories, net	$16,837	$14,006

	October 31, 2022	January 31, 2022
	(in thousands)
Property and equipment:
Furniture and fixtures	$10,038	$9,865
Autos and trucks	359	495
Marine seismic service equipment	—	3,880
Land and buildings	4,845	4,555
Cost of property and equipment	15,242	18,795
Accumulated depreciation and amortization	(11,139)	(14,523)
Total property and equipment, net	$4,103	$4,272

As of January 31, 2022, the Company completed an annual review of long-lived assets noting that the undiscounted future cash flows exceeded their carrying value and no impairment was recorded. Since  January 31, 2022, there have not been changes to the market, economic or legal environment in which the Company operates that would, in the aggregate, indicate additional impairment analysis is necessary as of October 31, 2022.

7. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia, and the United Kingdom. We negotiated the termination of our Colombia lease obligation during fiscal 2022, our lease obligation in Canada was terminated as of March 31, 2022, and our lease obligation in Hungary was terminated November 30, 2022.

Lease expense for the three and nine months ended October 31, 2022 was approximately $218,000 and $639,000, respectively, and during the three and nine months ended October 31, 2021 was approximately $374,000 and $974,000, respectively, and were recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $2,000 and $5,000 for the three and nine months ended October 31, 2022, respectively, and during the three and nine months ended October 31, 2021 was approximately $14,000 and $42,000, respectively.

Supplemental balance sheet information related to leases as of October 31, 2022 and January 31, 2022 were as follows:

Lease	October 31, 2022	January 31, 2022
Assets	(in thousands)
Operating lease assets	$1,807	$1,835

Liabilities
Operating lease liabilities	$1,807	$1,835

Classification of lease liabilities
Current liabilities	$229	$869
Non-current liabilities	1,578	966
Total Operating lease liabilities	$1,807	$1,835

Lease-term and discount rate details as of October 31, 2022 and January 31, 2022 were as follows:

Lease term and discount rate	October 31, 2022	January 31, 2022
Weighted average remaining lease term (years)
Operating leases	2.29	1.82

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

Lease	Nine Months Ended October 31, 2022	Nine Months Ended October 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(639)	$(974)

Changes in lease balances resulting from new and modified leases:
Operating leases	$655	$762

Maturities of lease liabilities at October 31, 2022 were as follows:

October 31, 2022
(in thousands)
2023	$229
2024	808
2025	544
2026	274
2027	188
Thereafter	204
Total payments under lease agreements	$2,247

Less: imputed interest	(440)
Total lease liabilities	$1,807

8. Intangible Assets

		October 31, 2022				January 31, 2022
	Weighted	Gross			Net	Gross			Net
	Average Life at	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	October 31, 2022	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Proprietary rights	5.3	8,237	(4,492)	—	3,745	8,237	(4,150)	—	4,087
Customer relationships	0.2	5,024	(4,870)	—	154	5,024	(4,797)	—	227
Patents	2.2	2,540	(1,965)	—	575	2,540	(1,778)	—	762
Trade name	3.6	894	(94)	(760)	40	894	(85)	(760)	49
Developed technology	3.2	1,430	(977)	—	453	1,430	(870)	—	560
Other	1.5	694	(468)	—	226	694	(361)	—	333
Intangible assets		$18,819	$(12,866)	$(760)	$5,193	$18,819	$(12,041)	$(760)	$6,018

Approximately $923,000 of the gross carrying amount of intangible assets, primarily in proprietary rights, are related to technology development projects that have not yet been completed. As a result, these intangible assets are not currently being amortized.

On January 31, 2022, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the nine months ended October 31, 2022, there have been no substantive indicators of impairment.

Aggregate amortization expense was $0.8 million and $1.0 million for the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2023	$274
2024	955
2025	725
2026	634
2027	333
Thereafter	1,349
Total	$4,270

9. Notes Payable

On May 5, 2020, the Company's wholly owned subsidiary, Klein (the “Borrower”), was granted a loan (the “Loan”) from Bank of America, N.A. in the amount of approximately $850,000, pursuant to the Small Business Association's Paycheck Protection Program (the “PPP”), a component of the Coronavirus Aid, Relief, and Economic Security Act which was enacted on March 27, 2020.

The Loan, in the form of promissory note (the “Note”) dated May 1, 2020 issued by the Borrower, was set to mature on May 1, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on November 1, 2020. The Note stipulated various restrictions customary with this type of transaction including representations, warranties, and covenants, in addition to events of default, breaches of representation and warranties or other provisions of the Note. In the event of default, the Borrower would have become obligated to repay all amounts outstanding under the Note. The Borrower was permitted to prepay the Note at any time prior to maturity with no prepayment penalties.

Under the terms of the PPP, funds from the Loan could only be used for payroll costs, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. In addition, certain amounts of the Loan could be forgiven if the funds were used to pay qualifying expenses.

In February 2021, the Loan was forgiven, resulting in other income of that amount.

10. Income Taxes

For the three- and nine-month periods ended October 31, 2022, the income tax expense from continuing operations was approximately $ 37,000 on a pre-tax loss from continuing operations of $3.3 million and $ 379,000 on a pre-tax loss from continuing operations of $7.5 million, respectively. For the three- and nine-month periods ended October 31, 2021, the income tax expense from continuing operations was approximately$ 59,000 on a pre-tax loss from continuing operations of $2.0 million and $ 111,000 on a pre-tax loss from continuing operations of $8.4 million, respectively. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income, and the effect of foreign withholding taxes.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2022. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2022.

For the three- and nine-month periods ended October 31, 2022 and 2021, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted weighted average common shares used in the earnings per share calculation:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic weighted average common shares outstanding	13,788	13,774	13,782	13,769
Stock options	—	66	—	80
Unvested restricted stock	1	30	6	28
Total weighted average common share equivalents	1	96	6	108
Diluted weighted average common shares outstanding	13,789	13,870	13,788	13,877

For the three and nine months ended October 31, 2022 and 2021, potentially dilutive common shares underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

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

During the three- and nine-month periods ended October 31, 2022, the Company sold no shares of Preferred Stock under the ATM Offering Program. During the three- and nine-month periods ended October 31, 2021, the Company sold 26,506 and 211,246 shares of Series A Preferred Stock under the ATM Offering Program, respectfully. Net proceeds from these sales for the three- and nine-month periods ended October 31, 2021, were approximately $642,000 and $5.1 million, respectively, and the Agent received compensation of approximately $13,000 and $105,000, respectively. The Non-Executive Chairman of the Board received no portion of this compensation.

During the three- and nine-month periods ended October 31, 2022, the Company sold no shares of Common Stock under the ATM Offering Program. During nine-month period ended October 31, 2021, the Company sold 18,415 shares of Common Stock under the ATM Offering Program. Net proceeds from these sales for the nine-month period ended October 31, 2021, were approximately $43,000. Compensation to the Agent during this period was approximately $1,000, none of which received by the Non-Executive Chairman of the Board.

13. Equity and Stock-Based Compensation

As of October 31, 2022, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $43.9 million, which amount includes approximately $1.9 million in undeclared cumulative dividends. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year. During the three months ended October 31, 2022, the Board did not declare, and the Company did not pay a quarterly dividend on our Preferred Stock. As a result, the Company has approximately $1.9 million of cumulative undeclared preferred dividends. During the nine months ended October 31, 2022, the Board declared a quarterly dividend of $0.5625 per share on our Preferred Stock for the quarter ended April 30, 2022.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three- and nine-month periods ended October 31, 2022 was approximately $ 136,000 and $ 524,000, respectively, and during the three- and nine-month periods ended October 31, 2021, was approximately $ 183,000 and $ 419,000, respectively.

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

•	demands from suppliers for advance payments could increase our need for working capital; inability to access such working capital could impede our ability to complete orders;
•	increased competition;
•	loss of key suppliers;
•	intellectual property claims by third parties;
•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;
•	our ability to successfully execute strategic initiatives to grow our business;
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

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
Reconciliation of Net loss from Continuing Operations to EBITDA and Adjusted EBITDA	(in thousands)
Net loss from continuing operations	$(3,313)	$(2,079)	$(7,876)	$(8,519)
Interest expense, net	—	—	4	—
Depreciation and amortization	469	494	1,415	1,717
Provision for income taxes	37	59	379	111
EBITDA loss from continuing operations (1)	(2,807)	(1,526)	(6,078)	(6,691)
Non-cash foreign exchange losses	—	42	—	124
Stock-based compensation	136	183	524	419
Adjusted EBITDA loss from continuing operations (1)	$(2,671)	$(1,301)	$(5,554)	$(6,148)
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$247	$(4,038)	$(2,251)	$(11,228)
PPP loan forgiveness	—	—	—	850
Stock-based compensation	(136)	(183)	(524)	(419)
Provision for inventory obsolescence	(23)	(38)	(68)	(83)
Changes in accounts receivable (current and long-term)	(2,932)	4,417	(4,792)	4,883
Interest paid	—	—	4	—
Taxes paid, net of refunds	94	2	371	149
Gross (loss) profit from sale of other equipment	—	—	(113)	155
Changes in inventory	2,438	(393)	2,899	130
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(2,325)	(1,468)	(1,595)	(1,800)
Changes in prepaid expenses and other current and long-term assets	(153)	42	(24)	543
Other	(17)	133	15	129
EBITDA loss from continuing operations (1)	$(2,807)	$(1,526)	$(6,078)	$(6,691)

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

Business Outlook

Our financial results during the first nine months of fiscal year 2023 have improved when compared to the first nine months of fiscal 2022.  We believe the fiscal 2022 results were, and to a lesser extent our year-to-date fiscal 2023 results have been, detrimentally impacted by the following factors:

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

However, we believe general economic and geopolitical trends are now more favorable for much of our business. Global energy prices have increased significantly during fiscal 2023. We believe this is a positive development for our marine seismic customers and many of our customers in this space have recently reported improving financial metrics and outlooks. Higher energy prices and the global movement towards renewable energy is, we believe, positive for our customers in the marine survey industry. Additionally, the current geopolitical unrest, especially in Europe and Asia, is driving demand for defense and maritime security solutions.

In recent months, we have experienced and continue to experience increased inquiries and bid activity for our marine technology products. As of October 31, 2022, our backlog of firm orders for our Marine Technology Products business was approximately $19.9 million, as compared to approximately $13.1 million as of January 31, 2022, and $10.0 million as of October 31, 2021. In addition, we continue to pursue a number of other significant opportunities and expect to secure additional orders, primarily for delivery in fiscal 2024. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on our current backlog of orders, continued product inquiries, and current production and delivery schedules, we anticipate revenue from continuing operations in the fourth quarter of fiscal 2023 to range between $12.0 million and $14.0 million. We expect revenue in fiscal 2023 to exceed that of fiscal 2022. However, due to normal fluctuations quarterly revenues will not necessarily equal those in the fourth quarter. If revenues in the fourth quarter are as expected, we believe the Company will report net income from continuing operations for the fourth quarter of fiscal 2023. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Higher than anticipated costs.

We continue to address three primary markets in our Marine Technology Products business:

•	Marine Survey

•	Marine Exploration

•	Maritime Defense

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

We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the majority of our revenues have been from commercial customers; however, we expect the proportion of revenue related to military or governmental customers will increase in the future.

We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:

•	The increase in the use of unmanned, or uncrewed, marine vessels, both surface vehicles and underwater vehicles, and the need for a variety of sensor packages designed for these applications.

•	Demand for higher resolution sonar images, such as for mine countermeasure and other marine security applications.

•	Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications.

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include the following:

•	Application of our Automatic Target Recognition (“ATR”) technology to our sonar systems;

•	Development of Synthetic Aperture Sonar (“SAS”) systems in cooperation with a major European defense contractor; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

Subsequent to January 31, 2022, we eliminated two executive management positions in order to further control general and administrative costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

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

Results of Continuing Operations

Revenues for the three months ended October 31, 2022 were approximately $4.9 million compared to approximately $8.3 million for the three months ended October 31, 2021. For the nine months ended October 31, 2022, revenues were approximately $22.7 million, compared to approximately $19.3 million for the nine months ended October 31, 2021. We believe the decrease in the three-month period is due in large part to customer delivery requirements shifting to the latter part of the current fiscal year. The increase in the fiscal 2023 nine-month period compared to the prior year was primarily due to positive trends within our primary markets, as discussed above. For the three months ended October 31, 2022, we generated an operating loss of approximately $3.4 million, compared to an operating loss of approximately $2.1 million for the three months ended October 31, 2021. For the nine months ended October 31, 2022, we generated an operating loss of approximately $7.4 million, compared to an operating loss of approximately $9.4 million for the nine months ended October 31, 2021. The increased operating loss in comparable three-month periods and the decrease in operating loss during the comparable nine-month periods ended October 31, 2022, were primarily attributable to the fluctuation in revenues during the respective periods. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues:
Seamap	$3,037	$7,034	16,141	$15,480
Klein	1,937	1,330	6,748	3,894
Intra-business sales	(90)	(17)	(205)	(26)
	4,884	8,347	22,684	19,348
Cost of sales:
Seamap	2,176	3,935	10,446	9,825
Klein	1,296	1,259	4,114	3,612
Intra-business sales	(90)	(17)	(205)	(26)
	3,382	5,177	14,355	13,411
Gross profit	$1,502	$3,170	$8,329	$5,937
Gross profit margin	31%	38%	37%	31%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Revenue from the sale of Seamap products was approximately $3.0 million and $16.1 million for the three- and nine-month periods ended October 31, 2022, respectively.  Seamap revenue for three- and nine-month periods of fiscal 2022 was approximately $7.0 and $15.5 million, respectively. The gross profit and gross profit margins for Seamap were approximately $861,000 and 28% and approximately $3.1 million and 44% in the third quarters of fiscal 2023 and 2022, respectively. The gross profit and gross profit margins for the nine-month periods ended October 31, 2022 and 2021, were approximately $5.7 million and 35% and approximately $5.7 million and 37%, respectively. The decrease in gross profit margins between the comparative periods is due primarily to the mix of revenue from sales of systems and spare parts and service and repairs in the most recent period.

Revenue from the sale of Klein products was approximately $1.9 million for the third quarter of fiscal 2023 versus approximately $1.3 million in the prior year period. Klein’s revenue for the nine-month periods ended October 31, 2022 and 2021 was approximately $6.7 million and $3.9 million, respectively. Gross profit was approximately $641,000 and $71,000 for the third quarter of fiscal 2023 and 2022, respectively, and approximately $2.6 million and $0.3 million for the nine-month periods ended October 31, 2022 and 2021, respectively. The increase in gross profits in the respective fiscal 2023 periods is due primarily to the delivery of multi-beam sonar systems.

Operating Expenses

General and administrative expenses for the three months ended October 31, 2022, were approximately $3.6 million compared to approximately $3.8 million for the three-months ended July 31, 2022 and approximately $3.9 million for the three-months ended October 31, 2021. The decrease from the three-months ended July 31, 2022 period is primarily due to reduction of non-essential business expenses. General and administrative expenses for the nine months ended October 31, 2022 increased to $11.6 million from approximately $11.1 million for the nine months ended October 31, 2021. The approximately $519,000 increase is primarily due to accrued severance expense for the Company’s former Chief Operating Officer, plus higher convention, travel and entertainment expenses incurred as the Company reengaged with customers following easing of global pandemic related restrictions. In addition, the increase reflects certain recurring general and administrative operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, and communications costs, etc., which were directly attributable to our discontinued operations and reported as such in the prior year comparative period, but are reported in continuing operations in the current period as management has concluded that these costs will be retained going forward.

Research and development costs were approximately $843,000 in the three-month period ended October 31, 2022, compared to approximately $826,000 in the three-months ended October 31, 2021. For the nine-month period ended October 31, 2022, research and development costs increased to approximately $2.7 million from approximately $2.6 million in the prior year period ended. The marginal increase in year-over-year costs reflects incremental product development activity, including SAS, ATR, and passive array systems.

Depreciation and amortization expense include depreciation of equipment, furniture and fixtures and the amortization of intangible assets. These costs were approximately $469,000 and $1.4 million in the three- and nine-month periods ended October 31, 2022, respectively, as compared to approximately $494,000 and $1.7 million in the three- and nine-month periods ended October 31, 2021, respectively. The lower depreciation and amortization expense in fiscal 2023 is due primarily to assets becoming fully depreciated over time.

Provision for Income Taxes

For the nine months ended October 31, 2022, we reported tax expense of approximately $379,000 on pre-tax loss of approximately $7.5 million from continuing operations, and for the nine months ended October 31, 2021, we reported tax expense of approximately $111,000 on pre-tax loss of approximately $8.4 million from continuing operations. We recorded tax expense for the nine-month period ended October 31, 2022, and 2021, despite generating pre-tax losses from continuing operations, due mainly to the effect of permanent differences between book and taxable income and recording valuation allowances against increases in our deferred tax assets.

Results of Discontinued Operations

Revenues and cost of sales from our Equipment Leasing business were comprised of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Revenues:
Equipment leasing	—	53	—	840
	—	53	—	840
Cost of sales:
Direct costs-equipment leasing	24	86	72	791
	24	86	72	791
Gross (loss) profit	(24)	(33)	(72)	49
Operating expenses:
Selling, general and administrative	145	502	359	1,222
Recovery of doubtful accounts	—	(5)	—	(450)
Depreciation and amortization	—	1	—	4
Total operating expenses	145	498	359	776
Operating loss	(169)	(531)	(431)	(727)
Other (expenses) income (including $1,626 of cumulative translation loss)	(1,677)	41	(1,191)	37
Loss before income taxes	(1,846)	(490)	(1,622)	(690)
Provision for income taxes	—	(9)	—	(13)
Net Loss	(1,846)	(499)	(1,622)	(703)

Following the decision to exit the Leasing Business and present those operations as discontinued operations, we no longer recognize depreciation expense related to our lease pool of seismic equipment, but rather reassess, on a quarterly basis, the recoverability of the remaining carrying value of those assets. Similarly, we no longer recognize gain or loss from the sale of lease pool assets, but record proceeds from such transactions as a reduction in the carrying value of our lease pool assets. During the nine-month period ended October 31, 2022, the carrying value of our lease pool assets have been fully written down.  As a result, approximately $382,000 of proceeds from the sale of lease pool assets was recognized as gain and reported in other income during the nine months ended October 31, 2022.

We recorded no revenue from discontinued operations for the three-and-nine-month periods ended October 31, 2022, compared to approximately $53,000 and $840,000 of revenue recognized for the three-and-nine-month periods ended October 31, 2021, respectively.  Direct costs related to Equipment Leasing dropped to approximately $24,000 for the three months ended October 31, 2022, from approximately $86,000 reported in the three months ended October 31, 2021. Direct costs related to Equipment Leasing dropped to approximately $72,000 for the nine months ended October 31, 2022, from approximately $791,000 reported in the nine months ended October 31, 2021.Our revenue and direct costs from discontinued operations decreased compared to the prior year periods because we ceased all equipment leasing activity in fiscal 2022.

Selling, general and administrative costs related to the Leasing Business decreased to approximately $145,000 in the three months ended October 31, 2022, from approximately $502,000 in the same period one year ago. Selling, general and administrative costs related to the Leasing Business decreased to approximately $359,000 in the nine months ended October 31, 2022, from approximately $1.2 million in the same period one year ago. The decrease in the fiscal 2023 periods is due primarily to lower compensation and other administrative expenses resulting from lower headcount and reduced activity. In addition, certain recurring operating expenses, including but not limited to, property and casualty insurance premiums, facility maintenance expenses, communications costs, etc., which were directly attributable to our discontinued operations and reported as such in fiscal 2022, are reported in continuing operations in the current period as management has concluded these costs will be retained going forward. See Note 3 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

Included in other expense for the three months ended October 31, 2022, is a charge of approximately $1.6 million. This represents a non-cash charge related to cumulative translation losses associated with our Canadian subsidiary.

For the nine months ended October 31, 2022, we recorded no tax expense on approximately $1.6 million of pre-tax loss from discontinued operations. For the nine months ended October 31, 2021, we reported tax expense of approximately $13,000 on pre-tax loss of approximately $690,000 from discontinued operations. For the nine-month period ended October 31, 2022, despite recording a pre-tax loss from discontinued operations, we did not recognize a tax benefit because we have recorded tax valuation allowances against all of our deferred tax assets. For the nine-month period ended October 31, 2021, we recorded tax expense, despite generating a pre-tax net loss from discontinued operations, due mainly to the effect of foreign withholding taxes and recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources

As discussed above, the lingering impacts of the global pandemic, emerging supply chain disruptions and volatility in oil prices have created significant uncertainty in the global economy, which has had, and may continue to have, an adverse effect on our business, financial position, results of operations and liquidity. The period for which the disruptions and volatility will continue is uncertain as is the magnitude of any adverse impacts. We believe that any negative impacts have begun to subside but there can be no assurance of that.

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. As of October 31, 2022, the Company has some remaining lease pool equipment available for sale and has approximately 317,000 shares of Preferred Stock and approximately 22.1 million shares of Common Stock available for issuance. However, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no funded debt or other outstanding obligations, outside of normal trade obligations.

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $12.8 million as of October 31, 2022, including cash of approximately $812,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $19.9 million as of October 31, 2022, which is an increase of approximately 52% from the $13.1 million reported at January 31, 2022, and an increase of approximately 99% from the amount reported at October 31, 2021. Production activities for certain of these orders was in process and included in inventory as of October 31, 2022, thereby reducing the liquidity needed to complete the orders.

•

Since designating the Leasing Business as held for sale in the second quarter of fiscal 2021, the Company has been able to generate cash from the sale of lease pool equipment related to its discontinued operations. Management expects to generate additional liquidity from the sale of lease pool equipment during the fourth quarter of fiscal 2023.

•

The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but deferred payment of the quarterly dividend for the second and third quarters of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of preferred stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,788,738 are currently outstanding and 4,110,167 are reserved for issue under outstanding stock options, leaving 22,101,095 available for future issuance. We believe these factors provide capacity for subsequent issues of common stock or preferred stock.

The Preferred Stock has been issued in public offerings in June 2016 and November 2021, and in two ATM offering programs. The Preferred Stock issued in the June 2016 public offering was consideration to Mitsubishi Heavy Industries, Ltd. Pursuant to the November 2021 underwritten public offering, the Company issued 432,000 shares of Preferred Stock. The Company received net proceeds of approximately $9.5 million after underwriting discounts and other costs. The Preferred Stock (i) allows for redemption at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through October 31, 2022, we have issued 1,682,985 shares of our Preferred Stock.

During the nine months ended October 31, 2022, the Company did not sell any shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

Due to the rising level of sales and production activities there are increasing requirements for purchases of inventory and other production costs. Additionally, due to component shortages and long-lead times for certain items there are requirements in some cases to purchase items well in advance. Furthermore, some suppliers require prepayments in order to secure some items. All of these factors combine to increase the Company’s working capital requirements. Furthermore, Management believes there are opportunities to increase production capacity and efficiencies. However, some of these opportunities may require investments such as production equipment or other fixed assets. If we are unable to meet suppliers demands, we may not be able to produce products and fulfill orders from our customers.

We do expect additional collections from customers in the fourth quarter and beyond due to the expected increase in revenue. However, Management believes it prudent for the Company to explore sources of additional capital. Such sources include private or public issues of equity or debt securities, or a combination of such securities. Other sources could include secured debt financing, sale-leaseback transactions on owned real estate or investment from strategic industry participants. The Company is currently exploring a number of such opportunities. There can be no assurance that any of these sources will be available to the Company, available in adequate amounts, or available under acceptable terms.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(2,251)	$(11,228)
Net cash (used in) provided by investing activities	(149)	3,809
Net cash (used in) provided by financing activities	(1,895)	3,344
Effect of changes in foreign exchange rates on cash and cash equivalents	(7)	86
Net decrease in cash and cash equivalents	$(4,302)	$(3,989)

As of October 31, 2022, we had working capital of approximately $12.8 million, including cash and cash equivalents of approximately $812,000, as compared to working capital of approximately $18.5 million, including cash and cash equivalents of approximately $5.1 million, at January 31, 2022. Our working capital decreased during the first nine months of fiscal 2023 as compared to January 31, 2022 due primarily to reductions in cash and accounts receivable, partially offset by an increase in inventory.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $2.3 million in the first nine months of fiscal 2023 as compared to approximately $11.2 million in the first nine months of fiscal 2022. The decrease in net cash used in operating activities in nine months of fiscal 2023 compared to the prior year period was due mainly to cash provided by reductions in accounts receivable, increases in accounts payable, and non-cash expenses, such as recognition of cumulative translation losses included in our net loss from discontinued operations in the nine months ended October 31, 2022. The primary sources of cash used in operating activities was our net loss of approximately $9.5 million, partially offset by net change in working capital items, including accounts receivable, inventories and accounts payable, non-cash expenses, such as depreciation and stock-based compensation, and recognition of cumulative translation losses included in our net loss from discontinued operations.

Cash Flows from Investing Activities. Cash provided by investing activities during the first nine months of fiscal 2023 decreased approximately $4.0 million over the same period in fiscal 2022. The decrease relates primarily to a reduction in sales of assets held-for-sale, together with an increase in purchase of property plant and equipment in fiscal 2023.

Cash Flows from Financing Activities. Net cash used in financing activities during the first nine months of fiscal 2023 consisted of approximately $1.9 million of Preferred Stock dividend payments compared to approximately $1.8 million in the prior year period.  In addition, proceeds from the sale of Preferred Stock and Common Stock totaled approximately $5.1 million in the first nine months of fiscal 2022.

As of October 31, 2022, we have no funded debt and no obligations containing restrictive financial covenants.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of October 31, 2022. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of October 31, 2022, we had deposits in foreign banks equal to approximately $606,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three- and nine-month periods ended October 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2022, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $78,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $8,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of October 31, 2022, we have no interest-bearing bank debt on our balance sheet.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of October 31, 2022, due to a material weakness in our internal control over financial reporting that was disclosed on our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2022, and our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022, other than the updating risk factors below. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2022, our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022, and below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The Company has deferred payment of dividends on its Series A Preferred Stock, which restricts our ability to undertake certain actions.

The Company deferred payment of the quarterly dividend on its Series A Preferred Stock for the second and third quarters of fiscal 2023.  Prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. As a result, although the Series A Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

MIND TECHNOLOGY, INC.

Date: December 14, 2022	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)