Form 10-K
period 2023-01-31
MIND TECHNOLOGY, INC
filed 2023-05-01
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,499,390 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, $0.01 par value per share	13,788,738	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of MIND Technology, Inc. for the 2023 Annual Meeting of Stockholders, which will be filed within 120 days of January 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K

MIND TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) for the fiscal year ended January 31, 2023 (“fiscal 2023”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

Item 1. Business

MIND Technology, Inc. (“MIND” and, together with its consolidated subsidiaries, the “Company”, “we”, “us” and “our”), a Delaware corporation, was incorporated in 1987. We provide technology to the oceanographic, hydrographic, defense, seismic and maritime security industries. Headquartered in The Woodlands, Texas, MIND has a global presence with key operating locations in the United States, Singapore, Malaysia and the United Kingdom.

Historically, we operated in two segments, Marine Technology Products and Equipment Leasing. Effective January 31, 2023, we split our Marine Technology Products Segment into two segments, Seamap Marine Products and Klein Marine Products, to more accurately reflect our operations. During the second quarter of the fiscal year ended January 31, 2021 (“fiscal 2021”), our Board decided to exit the land-based seismic equipment leasing business (the “Leasing Business”) and instructed management to develop and implement a plan to dispose of those operations.

Our worldwide Seamap Marine Products business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment. Our worldwide Klein Marine Products business includes Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems. We have in the past, and may in the future, lease certain marine equipment to our customers. Such amounts have not been material in recent periods nor are anticipated to be material in the future.

We are focusing on our strategy to emphasize our Seamap and Klein businesses following the decision to exit the Leasing Business. This strategy is based on the following vision for MIND:

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

We are primarily focused on three markets within the broader marine products space, Marine Exploration, Marine Survey and Maritime Security. Customers within these market segments include marine survey companies, seismic survey contractors, non-military governmental organizations, research institutes, first responders, domestic and foreign navies, and operators of port facilities and other offshore installations.

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

Seamap Marine Products Business –

Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers”, and the BuoyLink™ RGPS (“relative global positioning system”) tracking system, and SeaLink™ marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). Applications for these technologies include marine seismic surveys related to energy exploration, as well as other resources, ocean bottom surveys and various research activities. Defense related applications have been a minor part of this business historically; however, we believe our hydrophone and solid streamer technologies are well suited to defense and maritime security applications.

Klein Marine Products Business –

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

The manufacturing processes of Seamap and Klein are also similar. While we expect to maintain separate manufacturing operations, we do believe there are opportunities for collaboration. Such collaboration includes using common suppliers, outsourcing specific functions between the operations and common support and repair activities.

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

As activity in the seismic equipment market declined over the past several years, we reduced our lease pool of equipment by limiting purchases of additional equipment and by selling equipment that we deemed to be excess. We have sold the majority of this discontinued operation equipment and are actively pursuing the sale of the remaining lease pool equipment. Proceeds from any such sales, which are not expected to be material, will be reinvested and redeployed in our continuing operations.

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

Side Scan Sonar Technology

A side scan sonar (sound navigation and ranging) system is a specialized system used for detecting and identifying objects underwater by transmitting sound energy to the right and left of the host vehicle and processing the return signals (echoes) that have bounced off the seafloor or other objects into two-dimensional, photo like, images of the ocean bottom. Basic side scan sonar systems do not provide depth information or penetrate the seafloor bottom. However, side scan sonar models are available that incorporate bathymetry elements (the study of underwater depth of lake or ocean floors). These systems provide bathymetric (depth) information that is co-registered with side scan data. Sub-seafloor bottom profiling can also be used in concert with side scan sonar technology to look below the seabed into the stratum layers.

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

Business and Operations

Seamap Marine Products Business –

Through our Seamap Marine Products business, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, defense and maritime security industries. We have developed certain of our technology and have acquired other technology through the purchase of businesses or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.

Seamap’s primary products include: (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGPS tracking system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Sleeve Gun energy sources and (4) the SeaLink towed seismic streamer system. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These services include repair, engineering, training, field service operations and umbilical terminations.

We have recently introduced our Sea Serpent™ line of passive sonar arrays for maritime security and anti-submarine warfare applications. Sea Serpent is based on our commercially developed SeaLink towed streamer systems. We believe that Sea Serpent provides a cost-effective, robust, and capable passive sonar solution for navies, governmental agencies and other operators of offshore facilities.

We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. To support our SeaLink product line, we have a production facility in Malaysia that provides manufacturing and repairs of the components of this system, as well as other items. The facility in Malaysia is in relatively close proximity to our Singapore facility.

Klein Marine Products Business –

Klein is a supplier of side scan sonar equipment and systems. Products are marketed to governmental and commercial customers through an internal sales organization and a network of distributors and representatives around the world. Sales, engineering, production and administrative operations are performed from Klein’s facility in Salem, New Hampshire.

Klein offers an extensive product line of side scan sonar systems and related products. The product line includes multi-beam and single-beam side scan sonar systems with varying levels of capability. These products are utilized in a number of applications including portable search and recovery, shallow and deep-water surveys, naval mine warfare, underwater object detection and bathymetry. These products can be deployed from vessels of varying sizes, including autonomous underwater vehicles and autonomous surface vehicles. Traditional side scan sonar imaging creates a nadir gap in the center of the image.  This gap in data requires overlapping survey lines which leads to significant additional survey time to achieve 100% coverage.  For the operators of autonomous underwater vehicles (“AUV”), this translates into extended mission duration. Traditional “gap-filler” solutions tend to be expensive or of low image quality.  A cost-effective gap-filler solution has long been sought by the industry. We have developed unique technology, MA-X™, that addresses this need. We believe this patented technology provides us with a significant competitive advantage over other solutions.

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

We also have recently introduced Spectral Ai™, which we believe is a cutting-edge software suite for side scan sonar data.  Spectral Ai consists of a series of modules for data management, annotation, mapping, and a convolutional neural network model for automatic target recognition.  Spectral Ai has been designed specifically for Klein sonars.  We believe the efficiencies provided by the system will provide a significant competitive advantage for Klein sonars.

Components for our marine products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore, Malaysia, Texas and New Hampshire.

Key Agreements

We have a number of agreements for the distribution or representation of our products. These agreements are generally cancellable upon a notice period of from one to three months.

Customers, Sales, Backlog and Marketing

In fiscal 2023 and 2022, our single largest customer accounted for approximately 17% and 23%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 47% of our consolidated revenues in fiscal 2023. The loss of any one of our largest customers or a sustained decrease in demand by any of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”

As of January 31, 2023, our Seamap Marine Products and Klein Marine Products businesses had a collective backlog of orders amounting to approximately $20.7 million, which is an increase of approximately 58% from the $13.1 million reported at January 31, 2022. We expect the backlog of orders as of January 31, 2023, to be fulfilled during the fiscal year ending January 31, 2024 (“fiscal 2024”).

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

We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2023	2022
United States	$6,918	$2,409
Europe(1)	14,814	8,821
Asia/South Pacific	12,876	11,244
Other(2)	483	633
Total Non-United States	28,173	20,698
Total	$35,091	$23,107

(1)    Includes the United Kingdom

(2)    Includes Africa, Canada, Mexico, and South America.

The net book value of our property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2023	2022
United States	$3,166	$3,067
Europe(1)	44	46
Singapore	154	332
Malaysia	581	827
Total Non-United States	779	1,205
Total	$3,945	$4,272

(1)    Includes the United Kingdom

For information regarding the risks associated with our foreign operations, see Item 1A – “Risk Factors.”

Competition

Continuing Operations –

We compete with a number of other manufacturers of marine seismic, hydrographic and oceanographic equipment. Some of these competitors may have substantially greater financial resources than our own. We generally compete for sales of equipment on the basis of (1) technical capability, (2) reliability, (3) price, (4) delivery terms and (5) service.

Discontinued Operations –

The major competitors for our Leasing Business included seismic equipment manufacturers who sell equipment on financed terms, offer leases with purchase options and offer short term rentals of their products. In addition, some seismic contractors might have excess equipment available for lease from time to time. We faced lesser competition from several companies that engage in seismic equipment leasing, but this competition has historically been fragmented and our competitors did not have as extensive a seismic equipment lease pool nor as wide geographic presence as we did. We competed for seismic equipment leases on the basis of (1) price, (2) delivery terms, (3) availability of desired equipment and (4) location of equipment. We believed that our infrastructure and broad geographic presence also provided a major competitive advantage by contributing to our operational efficiencies.

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

Employees

As of January 31, 2023, we employed approximately 190 people on a full-time basis, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory. For additional information regarding the risks associated with our employees, see Item 1A-”Risk Factors.”

Intellectual Property

The products designed, manufactured and sold by our Seamap and Klein businesses utilize significant intellectual property that we have developed, purchased or have licensed from others. Our internally developed intellectual property consists of product designs, trade secrets and patent applications. We have acquired certain United States and foreign patents related to energy source controllers, hydrophone, our MA-X technology and other technologies. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink and Sealink product lines, as well as other products. We believe the pertinent patents to have a valid term through at least 2028.

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

Risk Related to Our Financial Condition

The Company’s ability to continue as a going concern could impact our ability to obtain capital financing and adversely affect the price of our Common Stock and Preferred Stock.

The Company has a history of generating operating losses and negative cash flows from operating activities. In addition, the lingering effects of the global pandemic and emerging supply chain disruptions have created significant uncertainty in the global economy and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Due to our historical financial results and financial position, some suppliers may be reluctant to do business with us or may require prepayment for goods or services. This could negatively impact our liquidity. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Risks Related to the Operation of Our Business

A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.

We typically sell equipment to a relatively small number of customers, the composition of which changes from year to year as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2023 and 2022, our single largest customer accounted for approximately 17% and 23%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 47% of our consolidated revenues in fiscal 2023. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The demand for our government-related services is generally driven by the level of government program funding. The state of the economy, competing political priorities, public funds and the timing of payment of these funds may influence the amount and timing of spending by our customers who are government agencies. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

The financial soundness of our customers could materially affect our business and operating results.

If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues, such as volatility in price of oil or other hydrocarbons or a worldwide pandemic, such as the global pandemic, could exacerbate financial difficulties for our customers. Any inability of customers to pay us for product and services could adversely affect our financial condition and results of operations.

As of January 31, 2023, we had approximately $4.5 million of gross customer accounts receivable, of which approximately $521,000 was over 180 days past due. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. We had an allowance for doubtful accounts of approximately $504,000 related to continuing operations receivables. There is no allowance related to discontinued operations. For fiscal 2023, we had no charges to our provision for doubtful accounts related to neither continuing operations or discontinued operations. For fiscal 2022 we had no charges to our provision for doubtful accounts and a recovery of approximately $450,000 related to continuing operations and discontinued operations, respectively. Significant payment defaults by our customers in excess of our allowance for doubtful accounts would have a material adverse effect on our financial position and results of operations.

We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. Our international operations include locations in Malaysia, Singapore, and the United Kingdom. For fiscal 2023 and 2022, approximately 80% and 90%, respectively, of our revenues were attributable to customers in foreign countries.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries have imposed far-reaching sanctions and export control restrictions on Russian entities and individuals. This conflict and the resulting market volatility has adversely affected global economic, political and market conditions. These and other global and regional conditions may adversely impact our business and our results of operations.

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

General inflation, including rising energy prices, interest rates and wages, currency volatility and monetary, fiscal and policy interventions by national or regional governments in reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our services. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries, could negatively impact our business by increasing our operating expenses. Customer resistance to a corresponding increase in the pricing for our products and services could adversely affect our revenue and negatively impact our business by decreasing our operating margins. Additionally, inflation and price volatility may cause our suppliers or customers to reduce use of our products and services, which would harm our business operations and financial position.

The demand for our products could be impacted by oil and other hydrocarbon commodity prices

Demand for many of our products and the profitability of our operations depend primarily on the level of worldwide oil and gas exploration activity. Prevailing oil and gas prices, with an emphasis on crude oil prices, and market expectations regarding potential changes in such prices significantly affect the level of worldwide oil and gas exploration activity. During periods of improved energy commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our customers’ services leading to increased demand in our products. Conversely, in periods when energy commodity prices deteriorate, capital spending budgets of oil and natural gas operators tend to contract causing demand for our products to weaken. Historically, the markets for oil and gas have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. Sustained low oil prices or the failure of oil prices to rise in the future and the resulting downturns or lack of growth in the energy industry and energy‑related business, could have a negative impact on our results of operations and financial condition.

We rely on contractors and subcontractors for certain projects, which could affect our results of operations and reputation.

We may rely on contractors and subcontractors to complete or assist us with completion of certain projects. The quality and timing of production and services by our contractors and subcontractors is not totally under our control. Reliance on contractors and subcontractors gives us less control over a project and exposes us to significant risks, including late delivery, substandard quality and high costs. In addition, we may be jointly and severally liable for a contractor or subcontractor’s actions or contract performance. The failure of our contractors or subcontractors to deliver quality products or services in a timely manner could adversely affect our profitability and reputation.

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

We face significant inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. In fiscal 2023 we recorded inventory obsolescence charges of approximately $445,000 compared to approximate $921,000 in fiscal 2022. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking components in order to avoid shortages, excesses or obsolete inventory. Demand for components, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and they may not be returnable. We carry a broad selection and significant inventory levels of certain components, and we may be unable to sell them in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

These periodic fluctuations in our operating results could adversely affect the trading prices of our securities.

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

As of January 31, 2023, under our Amended and Restated Articles of Incorporation, we are authorized to issue up to 40,000,000 shares of our Common Stock and 2,000,000 shares of Preferred Stock, of which 13,778,738 shares of Common Stock and 1,682,985 shares of Preferred Stock are issued and outstanding. We cannot predict the availability, size or price of any future issuances of Preferred Stock or Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities or our ability to raise additional capital through stock issuances. Any additional issuances of Preferred Stock or Common Stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company.

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

From time to time, we may require access to working capital to meet overhead costs and operational expenditures, to finance inventory purchases, or to provide letters of credit or bankers’ guarantees to certain customers. For the past several years we have not had a credit facility in place, and have used cash generated from our operations, sale of lease pool equipment and sale of our Series A Preferred Stock and Common Stock to meet our working capital needs. There is no assurance that we will be able to negotiate a credit facility or continue to meet working capital needs with cash generated from our operations, sale of lease pool equipment or sale of our Series A Preferred Stock or Common Stock. Many commercial banks in the United States have undertaken to reduce their exposure to companies engaged in oil and gas related activities, which limits our ability to obtain working capital financing. Should we not have access to adequate working capital financing, we may not be able to pursue or complete some business opportunities or maintain an appropriate level of working capital to meet our overhead costs and operational expenditures. Further, our failure to meet our projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints that could limit our ability to meet the day-to-day needs of our business. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, or seek additional capital, which may not be available on terms acceptable to us, or at all. Our inability to generate or access working capital could have a material adverse effect on our operations and financial condition.

Our long-lived assets may be subject to impairment.

We periodically assess our long-lived assets and other intangible assets for impairment. If the future cash flows anticipated to be generated from these assets fall below net book value, we may be required to write down the value of our long-lived assets. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See the discussion included in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Long-Lived Assets.”

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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, hurricanes, floods, drought and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers. For additional risks related to climate or catastrophic events, please see risk factor “Risks related to natural disasters and other catastrophic events” below. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a substantial major share of global energy use through 2030, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

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

Since the outbreak of the global pandemic and continuing through most of fiscal 2022, we allowed some employees to work from home on a more frequent basis. As a result, we have experienced, and continue to experience, increased cybersecurity and data security risks, due to increased use of home Wi-Fi networks and virtual private networks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned that cybercriminals will take advantage of the disruption and uncertainty created by the global pandemic in their cyberattacks. While we continue to implement and improve information technology controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

We have initiated, and may in the future initiate, strategic initiatives in order to focus and expand our product offerings. The initiatives we have initiated include (i) the development of side-scan sonar systems specifically for unmanned vehicles; (ii) the development of SAS sonar systems in cooperation with a major European defense contractor; (iii) the introduction of our Sea Serpent passive sonar arrays for use in maritime security applications, such as anti-submarine warfare; and (iv) implementation of our Spectral Ai technology. There can be no assurance that we will realize the anticipated benefits of such initiatives or that any of the strategic initiatives will ultimately have a material impact on our financial position or results of operations. The pursuit of the strategic initiatives presents a number of risks, including but not limited to, the length of development, increased competition, the diversion of management’s attention from existing operations or other priorities, the unavailability of equipment, budget limitations and the ability to sell our lease pool equipment on favorable terms, if at all, all of which could adversely affect our financial condition and results of operations.

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

If there are extended or additional facility closures, or other interruptions to our business, including as a result of impact on third-party suppliers, contract manufacturers and service providers, related to health epidemics and other outbreaks, such disruptions could have a material adverse impact on our liquidity, financial condition, and results of operations.

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, such allocation, we are subject to the risk of bank failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue its operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB. None of our cash and cash equivalents was held at SVB and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if the banks where we hold deposits were to experience a similar failure, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Risks Related to Human Capital Management

We expect to develop and expand the size of our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of January 31, 2023, we had approximately 190 employees and we expect to increase our number of employees and expand the scope and location of our operations. To manage our anticipated development, expansion and incurrence of additional expenses, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Members of our management team may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

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

Risk Related to Our Common and Preferred Stock

Our stock prices are subject to volatility.

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

We may not be able to maintain our listing on the Nasdaq Global Select Market (“Nasdaq”), which could have a material adverse effect on us and our stockholders. We filed and were approved an additional cure period.

On July 27, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum closing bid price of $1 per share for the 30 consecutive business days prior to such date. In accordance with Nasdaq Listing Rules, the Company was provided a compliance period of 180 calendar days from the date of the notice to regain compliance with the minimum closing bid price requirement. On January 17, 2023, as required in order to request an additional 180 calendar day compliance period, the Company applied to transfer its securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. On January 24, 2023, the Company received a letter from the Nasdaq Listing Qualifications Department notifying the Company that its listings transfer was approved and that the Company is eligible for an additional 180 calendar day period, or until July 24, 2023. The Company can achieve compliance with the minimum closing bid price requirement if, during the second compliance period, the minimum closing bid price per share of the Common Stock is at least $1.00 for a minimum of ten consecutive business days. If we do not regain compliance with the minimum bid price requirement by the end of the second compliance period, our Common Stock will become subject to delisting.

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

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq. In addition, there can be no assurance that we will maintain the compliance of our Common Stock with the Nasdaq listing requirements.

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

The Company deferred payment of the quarterly dividend on its Series A Preferred Stock for the second, third and fourth quarters of fiscal 2023 and the first quarter of fiscal 2024. Prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. As a result, although the Series A Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. During a deferral period, the Company is prohibited from paying dividends or distributions on its Common Stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company’s board.

We may issue debt or equity securities with rights senior to that of our Common Stock in liquidation which could dilute or negatively affect the value of our Common Stock.

As of January 31, 2023, 1,682,985 shares of the Series A Preferred Stock were outstanding, with a liquidation preference of $25.00 per share. The Company has 2,000,000 shares of Preferred Stock authorized. The Preferred Stock may be issued in multiple series with various terms, as authorized by the Company’s board of directors. The Series A Preferred Stock has a liquidation preference senior to that of our Common Stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our Common Stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our Common Stock. The issuance of these securities could dilute or negatively affect the value of our Common Stock.

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

It is management’s responsibility to establish and maintain effective internal control in order to provide reasonable assurance regarding the Company’s financial reporting process. Internal control over financial reporting is not intended to impart absolute assurance that the Company can prevent or detect misstatements of its financial statement or fraud due to its inherent limitations.

As of January 31, 2023, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s insufficient level of review performed in connection with the analysis of the aggregation of operating segments, which resulted in a misapplication of ASC 280, Segment Reporting. For the year ended January 31, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the year ended January 31, 2022 to correct our error and conform to our current presentation.

As of January 31, 2022, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls to ensure proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) related to assessment of whether control has transferred to a customer at a point in time revenue transaction, more specifically a bill-and-hold revenue transaction. The Company failed to properly determine whether control had transferred to a customer in a bill-and -hold transaction and recognized revenue in error as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2022. During fiscal 2023 management implemented certain remediation procedures and as of January 31, 2023, management has determined that such controls are effective.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the current material weakness is not remediated, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s Common Stock. See further discussion of the material weakness, including the Company's remediation procedures, in Item 9A.- “ Controls and Procedures.”

Risks Related to our indebtedness

We may not be able to service our debt obligations.

Our ability to meet our debt service obligations will depend on our future performance, including the cash we generate from operating activities, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition, or results of operations.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Common Stock is traded on NASDAQ under the symbol “MIND.” As of April 28, 2023, there were approximately 3,700 beneficial holders of our Common Stock.

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

As of April 28, 2022, there were 1,682,985 shares of Series A Preferred Stock outstanding with a liquidation preference of $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $947,000. However, in response to unexpected demands on our liquidity, we can suspend the quarterly dividend on the Series A Preferred Stock. We have deferred the declaration of preferred dividends for the second, third and fourth quarters of fiscal 2023 and for the first quarter of fiscal 2024. Such undeclared dividends total approximately $3.8 million.

As of January 31, 2023, we had deposits in foreign banks equal to approximately $370,000. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we operated in two segments, Marine Technology Products and Equipment Leasing. Effective January 31, 2023, we split our Marine Technology Products Segment into two segments, Seamap Marine Products and Klein Marine Products, to more accurately reflect our operations. During the second quarter of the fiscal fiscal 2021, our Board decided to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. See Note 2 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

Our worldwide Seamap Marine Products business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment. Our worldwide Klein Marine Products business includes Klein Marine Systems, Inc. (“Klein”), which designs, manufactures and sells high performance side scan sonar and water-side security systems. We have in the past, and may in the future, lease certain marine equipment to our customers. Such amounts have not been material in recent periods nor are anticipated to be material in the future.

Revenue from the Seamap Marine Products business relates to sales of Seamap products, which operates from locations near Bristol, United Kingdom; Huntsville, Texas; Johor, Malaysia and in Singapore.

Revenue from the Klein Marine Products business relates to sales of Klein products, which operates from Salem, New Hampshire.

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

Management believes that the performance of our continued operations is indicated by revenues from sales of products and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information of our continuing operations:

	Year Ended January 31,
	2023	2022
	(in thousands)
Revenues:
Sale of marine technology products	$35,091	$23,107
Total revenues	$35,091	$23,107
Cost of sales:
Sale of marine technology products	$22,116	$17,085
Total cost of sales	$22,116	$17,085
Gross profit	$12,975	$6,022
Operating expenses:
Selling, general and administrative	$15,304	$14,761
Research and development	$3,398	$3,596
Depreciation and amortization	$1,887	$2,209
Total operating expenses	$20,589	$20,566
Operating loss	$(7,614)	$(14,544)

	Year Ended January 31,
	2023	2022
	(in thousands)
Reconciliation of Net loss from continuing operations to EBITDA and Adjusted EBITDA
Net loss from continuing operations	$(7,431)	$(13,579)
Interest expense, net	4	—
Depreciation and amortization	1,887	2,209
Provision (benefit) for income taxes	699	(39)
EBITDA from continuing operations (1)	(4,841)	(11,409)
Non-cash foreign exchange losses	—	163
Stock-based compensation	654	643
Adjusted EBITDA from continuing operations (1)	$(4,187)	$(10,603)
Reconciliation of Net Cash Used In Operating Activities to EBITDA
Net cash used in operating activities	$(2,905)	$(17,134)
PPP loan forgiveness	—	850
Stock-based compensation	(654)	(643)
Provision for inventory obsolescence	(445)	(616)
Changes in accounts receivable (current and long-term)	(4,798)	4,316
Interest paid	4	—
Taxes paid, net of refunds	371	355
(Gain) loss on sale of other equipment	(113)	155
Changes in inventory	1,756	3,122
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,193	(2,673)
Changes in prepaid expenses and other current and long-term assets	536	606
Other	214	253
EBITDA from continuing operations (1)	$(4,841)	$(11,409)

___________________________________________________________

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, stock-based compensation, impairment of intangible assets, other non-cash tax related items and non-cash costs of lease pool equipment sales. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do. EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

Within our Seamap business, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) SeaLink marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in hydrographic industry applications. Klein designs, manufactures and sells side scan sonar and water-side security systems to commercial, governmental and military customers throughout the world.

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

Business Outlook

Our financial results during fiscal year 2023 have improved when compared to fiscal 2022. We believe the fiscal 2022 and prior years results were impacted by the following factors:

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

However, we believe general economic and geopolitical trends are now more favorable for much of our business. Global energy prices increased sharply during the first half of fiscal 2023 and, despite declining in the second half of the year, remain significantly higher than the past several years. We believe this is a positive development for our marine seismic customers and many of our customers in this space have recently reported improving financial metrics and outlooks. Higher energy prices and the global movement towards renewable energy is, we believe, positive for our customers in the marine survey industry. We have seen increasing demand for our products regarding alternative energy projects, such as marine wind farm installations, and carbon capture projects. Additionally, the current geopolitical unrest, especially in Europe and Asia, is driving demand for defense and maritime security solutions.

In recent months, we have continued to experience significant inquiries and bid activity for our other continuing operation products. As of January 31, 2023, our collective backlog of firm orders for Seamap Marine Products and Klein Marine Products businesses was approximately $20.7 million, which is an increase of approximately 58% from the $13.1 million reported at January 31, 2022. In addition, we continue to pursue a number of other significant opportunities and expect to secure additional orders, primarily for delivery in fiscal 2024 and beyond. Subsequent to January 31, 2023, we have received approximately $7.0 million in new orders. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on our current backlog of orders, continued product inquiries, and current production and delivery schedules, we expect revenue in fiscal 2024 to exceed that of fiscal 2023. If revenues in fiscal 2024 are as expected, we believe the Company will report net income from continuing operations for fiscal 2024. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Higher than anticipated costs.

We continue to address three primary markets through our continued operations businesses -

•	Marine Survey;

•	Marine Exploration; and

•	Maritime Defense.

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

We are also pursuing a number of initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with the military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the majority of our revenues have been from commercial customers; however, we expect the proportion of revenue related to military or governmental customers will increase in the future.

We believe there are certain developments within the marine technology industry which can have a significant impact on our business. These developments include the following:

•	The increase in the use of unmanned, or uncrewed, marine vessels, both surface vehicles and underwater vehicles, and the need for a variety of sensor packages designed for these applications.

•	Demand for higher resolution sonar images and high-speed sonar systems for commercial and military applications.

•	Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications.

In response to these, and other, developments we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:

•	Development of our Spectral Ai sonar software app;

•	Development of SAS sonar systems in cooperation with a major European defense contractor; and

•	Introduction of Sea Serpent passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

As we grow our business, we are also looking to control our costs. Subsequent to January 31, 2023, we eliminated two executive management positions and during fiscal 2023, we eliminated two other executive management positions in order to control general and administrative costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

General inflation levels have increased recently due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors can be expected to have a negative impact on our costs; however, the magnitude of such an impact cannot be accurately determined. In response to these cost increases, in the first quarter of fiscal 2023, we increased the pricing for most of our products. The amount of the increase varies by product and ranged from approximately 5% to 20%.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described below.

Results of Continuing Operations

For fiscal 2023 and 2022, we recorded operating losses of approximately $7.6 million and $14.5 million, respectively. The improvement in operating results was driven primarily by significant increases in revenue for both Seamap and Klein product lines.

Revenues and cost of sales from continued operations were as follows:

	Year Ended January 31,
	2023	2022
	(in thousands)
Revenues:
Seamap	$25,012	$17,294
Klein	10,555	5,825
Intra-segment sales	(476)	(12)
	35,091	23,107
Cost of sales:
Seamap	15,537	11,735
Klein	7,055	5,362
Intra-segment sales	(476)	(12)
	22,116	17,085
Gross profit	$12,975	$6,022
Gross profit margin	37%	26%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Although a marginal increase in revenues exists, we believe our full potential was hindered, in large part, due to temporary delays and disruptions caused by the lingering effects of the global pandemic, including shipping delays, limited availability and longer lead times for certain products, and disruptions to our product delivery schedules. The gross profit and gross profit margins generated by sales of Seamap products were approximately $9.5 million and 38% during fiscal 2023 and approximately $5.6 million and 32% in fiscal 2022. The increase in gross profit margins between the periods is primarily due to incremental revenue and production activity resulting in higher absorption of fixed costs.

Revenue from the sale of Klein products was approximately $10.6 million during fiscal 2023 versus approximately $5.8 million in the prior year period. We believe the increase in revenue is primarily due to the increased interest and demand for our high-speed multi-beam sonar systems. However, we also experienced increased demand for our single beam sonar products. Gross profit was approximately $3.5 million and $463,000, with gross profit margins of 33% and 8%, during fiscal 2023 and 2022, respectively. The increase in year over year gross profit margin is due to favorable revenue mix in fiscal 2023 and higher product testing and sustaining engineering activity during fiscal 2022, not recurring in fiscal 2023.

Operating Expenses

Selling, general and administrative expenses for fiscal 2023 amounted to approximately $15.3 million, compared to approximately $14.8 million in 2022, respectively. In fiscal 2023 compared to fiscal 2022, the increase of approximately 3% is primarily due to higher convention expenses as pandemic related restrictions eased and we reengaged with customers.

Research and development costs decreased approximately 5% in fiscal 2023 as compared to fiscal 2022 due to minimal reductions in product development activity. The primary research and development activities during the year involved our synthetic aperture sonar, Sea Serpent and Spectral Ai projects.

We did not record a provision for doubtful accounts in fiscal 2023 or fiscal 2022. On January 31, 2023, and 2022, we had trade accounts and note receivables over 180 days past due of approximately $521,000 and $36,000, respectively. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2023, and 2022, our allowance for doubtful accounts receivable amounted to approximately $504,000 and $484,000, respectively.

Depreciation and amortization expense relates primarily to the depreciation of furniture and fixtures, office and manufacturing equipment and the amortization of intangible assets. The decrease in depreciation and amortization expense in fiscal 2023 is due primarily to intangible assets becoming fully depreciated during the current fiscal year.

We periodically evaluate the recoverability of our long-lived assets. As of January 31, 2023, we performed a qualitative analysis of our long-lived assets and determined that there were no indicators of impairment for fiscal 2023.

Other Income and Expense

During fiscal 2023 we recorded a non-recurring transaction related to an Employee Retention Credit of approximately $1.0 million in other income. Included in other income in fiscal 2022 is approximately $850,000 related to forgiveness of the loan granted to Klein pursuant to the Paycheck Protection Program administered by the Small Business Administration in response to the global pandemic.

Provision for Income Taxes

Our provision for income taxes for continuing operations for fiscal 2023 was approximately $699,000, compared to a benefit of approximately $39,000 for fiscal 2022. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our loss before income taxes for the respective periods due primarily to the impact of valuation allowances against the increase in our deferred tax assets, permanent differences between book income and taxable income, and the impact of foreign withholding taxes.

Internal Controls

As of January 31, 2023, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s insufficient level of review performed in connection with the analysis pertaining to the aggregation of operating segments resulting in misapplication of ASC 280, Segment Reporting. For the year ended January 31, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the year ended January 31, 2022 to correct our error and conform to our current presentation. We are evaluating our controls related to financial statement disclosures and have identified changes we intend to implement in an effort to strengthen our control environment. We can give no assurance that these actions will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

As of January 31, 2022, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s review controls to ensure proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) related to assessment of whether control has transferred to a customer in a point in time revenue transaction, more specifically in a bill-and-hold transaction. The Company failed to properly determine whether control had transferred to a customer in a bill-and-hold transaction and recognized revenue in error as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2022. We evaluated our controls related to accounting estimates and identified changes to our existing controls and additional controls which were implemented during fiscal 2023 to strengthen our control environment. These actions have remediated this deficiency in internal control, but we can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Results of Discontinued Operations

Revenues and cost of sales from discontinued operations were comprised of the following:

	Year Ended January 31,
	2023	2022
	(in thousands)
Revenues:
Equipment leasing	—	878
	—	878
Cost of sales:
Direct costs-equipment leasing	91	993
	91	993
Gross (loss) profit	(91)	(115)
Operating expenses:
Selling, general and administrative	765	1,622
Recovery of doubtful accounts	—	(450)
Depreciation and amortization	—	5
Total operating expenses	765	1,177
Operating loss	(856)	(1,292)
Other (expense) income	(545)	93
Loss before income taxes	(1,401)	(1,199)
Provision for income taxes	—	(307)
Net loss	(1,401)	(1,506)

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

We recorded no revenue from discontinued operations during fiscal 2023, compared to approximately $878,000 for fiscal 2022. We completed our last equipment leasing contract and ceased all equipment leasing activity as of July 31, 2021.

Direct costs related to the Leasing Business dropped to approximately $91,000 for fiscal year 2023 from approximately $1.0 million reported in fiscal 2022. The reduction in direct costs is commensurate with the decline in revenue.

Selling, general and administrative costs related to the Leasing Business amounted to approximately $765,000 compared to $1.6 million during fiscal 2022. The decrease was due primarily to lower compensation and other administrative expenses resulting from headcount reductions and the decline in business activity.

In fiscal 2023, no provision for doubtful accounts was recorded compared to a recovery for doubtful accounts of approximately $450,000 in fiscal 2022. The recovery recorded in fiscal 2022 was due to collection from two customers of our Leasing Business.

In fiscal 2023 and fiscal 2022 we recognized approximately $1.9 million and $2.5 million, respectively, of cumulative translation adjustment. The cumulative translation adjustment had historically been recorded in Accumulated Other Comprehensive Loss, a component of equity.

Subsequent to July 31, 2020, sales of lease pool equipment totaling approximately $8.0 million have been reflected as a reduction in the carrying value of assets held for sale, with no gain or loss recognized from these transactions.

No provision for income taxes related to our discontinued operations was recorded for fiscal 2023 compared to a provision of approximately $307,000 on a loss before income taxes of approximately $1.2 million for fiscal 2022. Our provision varies from the expected provision based on the U.S. statutory rate due primarily to the impact of recording valuation allowances against the increase in our deferred tax assets, permanent differences between book and taxable income, local taxes in a foreign jurisdiction, and the effect of foreign withholding taxes.

Liquidity and Capital Resources

The Company’s operating results improved significantly in fiscal 2023 as compared to fiscal 2022 and prior years; however, still generated a net loss and negative cash flow from operating activities. The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. As of January 31, 2023, the Company had some remaining lease pool equipment available for sale and had approximately 317,000 shares of Preferred Stock and approximately 22.1 million shares of Common Stock available for issuance. However, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $13.3 million as of January 31, 2023, including cash of approximately $778,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in an effort to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $20.7 million as of January 31, 2023, which is an increase of approximately 58% from the $13.1 million reported at January 31, 2022. Production for certain of these orders was in process and included in inventory as of January 31, 2023, thereby reducing the liquidity needed to complete the orders.

•

The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but deferred payment of the quarterly dividend for the second, third and fourth quarters of fiscal 2023 and the first quarter of fiscal 2024. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company’s board.

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

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of Preferred Stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,788,738 are currently outstanding and 3,837,667 are reserved for issuance pursuant to our Amended and Restated Stock Awards Plan, leaving 22,373,595 available for future issuance. We believe these factors provide capacity for subsequent issues of Common Stock or Preferred Stock.

The Preferred Stock has been issued in public offerings in June 2016 and November 2021, and in two ATM offering programs. The Preferred Stock issued in the June 2016 public offering was issued as consideration to Mitsubishi Heavy Industries, Ltd. Pursuant to the November 2021 underwritten public offering, the Company issued 432,000 shares of Preferred Stock. The Company received net proceeds of approximately $9.5 million after underwriting discounts and other costs. The Preferred Stock (i) allows for redemption at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through January 31, 2023, we have issued 1,682,985 shares of our Preferred Stock.

During the twelve months ended January 31, 2023, the Company did not sell any shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

Due to the rising level of sales and production activities, there are increasing requirements for purchases of inventory and other production costs. Additionally, due to component shortages and long-lead times for certain, items there are requirements in some cases to purchase items well in advance. Furthermore, some suppliers require prepayments in order to secure some items. All of these factors combine to increase the Company’s working capital requirements. Furthermore, Management believes there are opportunities to increase production capacity and efficiencies. However, some of these opportunities may require investments such as production equipment or other fixed assets. If we are unable to meet suppliers demands, we may not be able to produce products and fulfill orders from our customers.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Year Ended January 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(2,905)	$(17,134)
Net cash provided by investing activities	470	5,364
Net cash (used in) provided by financing activities	(1,895)	12,187
Effect of changes in foreign exchange rates on cash and cash equivalents	(6)	86
Net (decrease) increase in cash and cash equivalents	$(4,336)	$503

As of January 31, 2023, we had working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000, as compared to working capital of approximately $18.5 million, including cash and cash equivalents of approximately $5.1 million at January 31, 2022. Our working capital decreased during fiscal 2023 compared to fiscal 2022, due primarily to a decrease in accounts receivable and cash and an increase in accounts payable.

Cash Used In Operating Activities. Cash used in operating activities amounted to approximately $2.9 million in fiscal 2023 compared to approximately $17.1 million in fiscal 2022. In fiscal 2023, the primary sources of cash used in operating activities was our net loss of approximately $8.8 million, partially offset by non-cash expenses, including depreciation and amortization, etc., and the net change in working capital items, such as accounts receivable, inventories and deferred revenue, totaling approximately $1.9 million.

Cash Flows From Investing Activities. Cash provided from investing activities during fiscal 2023 decreased approximately $4.9 million over fiscal 2022. The decrease is primarily due to proceeds from the sale of Assets Held for Sale totaling approximately $1.1 million in fiscal 2023 as compared to $5.4 million in fiscal 2022.

Cash Flows From Financing Activities. Net cash used in financing activities during fiscal 2023 consisted of approximately $1.9 million of Preferred Stock dividend payments. Net cash provided by financing activities during fiscal 2022 consisted of approximately $43,000 of proceeds from sales of Common Stock and approximately $14.7 million of proceeds from sales of Preferred Stock, partially offset by approximately $2.5 million of Preferred Stock dividend payments.

As of January 31, 2023, we have no funded debt and no obligations containing restrictive financial covenants. On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Loan is due February 1, 2024, and bears interest at 12.9% per annum, payable monthly. However, we have prepaid interest through maturity. In addition, we have paid the Lender an origination fee equal to $240,000.  The Loan may be prepaid at any time without penalty.

The Loan is secured by mortgages on certain real estate owned by the Company. The Loan contains terms customary with this type of transaction including representations, warranties, covenants, and reporting requirements (see Note 4 – “Going Concern and Subsequent Event” for additional details).

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

We have determined that, due to the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries is not deemed indefinitely reinvested outside of the United States as of January 31, 2023. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of January 31, 2023, we had deposits in foreign banks equal to approximately $370,000 all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates made by us in the accompanying consolidated financial statements relate to the allowances for uncollectible accounts receivable and inventory obsolescence, the useful lives, and the impairment assessments of our various intangible assets and the assessment of the need for a valuation allowance related to deferred tax assets and the assessment of uncertain tax positions.

Critical accounting estimates are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting estimates.

Allowance for Doubtful Accounts

We make provisions to the allowance for doubtful accounts based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions. We typically do not charge fees on past due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. No allowance for doubtful accounts related to continuing operations was recorded during fiscal 2023 or fiscal 2022. No provision for doubtful accounts related to discontinued operations was recorded during fiscal 2023 compared to a recovery of $450,000 in fiscal 2022. At January 31, 2023, we had an allowance for doubtful accounts of approximately $504,000 and $484,000 at January 31, 2022, related to continuing operations receivables.

Inventory Obsolescence

We value our inventory based on our cost. We adjust the value of our inventory to the extent we determine that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, we may use estimates of future demand for our products to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. For fiscal 2023 and fiscal 2022 we increased our inventory obsolescence reserve for continuing operations by approximately $445,000 and $921,000, respectively.

Intangible Assets

Intangible assets consist primarily of proprietary rights, customer relationships, patents, trade names, developed software and other developed technology.

Intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset

For fiscal 2023 and fiscal 2022, management did not identify any events or changes in circumstances that indicated that the carrying amount may not be recoverable. As a result, no charge for impairment was recorded for fiscal 2023 or fiscal 2022.

Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the U.S

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties. We classify interest and penalties as a component of tax expense.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management has identified a material weakness involving the Company’s review controls over the review of significant technical accounting matters. The Company failed to perform a sufficient level of review related to the aggregation of operating segments, which resulted in a misapplication of ASC 280, Segment Reporting identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2023.

As described below, the Company will implement changes to internal control procedures intended to provide sufficient level of review related to technical accounting matters as such matters arise. Notwithstanding the material weakness described above, the Company’s management, including our principal executive officers and principal financial officer, have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, identified a material weakness which resulted from an insufficient level of review performed in connection with the analysis of the aggregation of operating segments, which resulted in a misapplication of ASC 280, Segment Reporting. For the year ended January 31, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the year ended January 31, 2022 to correct our error and conform to our current presentation. Solely as a result of such material weakness, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of January 31, 2023.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting

To address the material weakness regarding the insufficient level of review performed in connection with the analysis of the aggregation of operating segments, the Company will reinforce the following:

•	Reinforce an executive level of review of the Company’s technical accounting matters.

Remediation of the Material Weakness in Internal Control over Financial Reporting

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, the Company failed to properly determine whether control had transferred to a customer in a bill-and-hold transaction and recognized revenue in error as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2022.

During fiscal 2023, management implemented our previously disclosed remediation plan that included:

•

Reinforcing the importance of proper disclosure of facts and circumstances with respect to non-routine revenue recognition transactions, such as bill-and-hold revenue transactions, through policy statements, regular communication and in periodic reviews and meetings with managers and staff;

•

Establishing policies and procedures to ensure the accumulation of relevant, accurate, and reliable data necessary for making proper revenue recognition decisions, particularly with respect to bill-and-hold arrangements;

•

Ensuring adequate review and approval of the transfer of control criteria by appropriate levels of authority, including the review of customer contracts, bill-and-hold letters, instructions related to delivery or customer arranged pickup of goods and materials, as well as other correspondence with customers;

•	Performing comparison of prior revenue recognition transactions with similar transfer of control issues; and

•	Consideration by management of whether the resulting period revenues is consistent with the operational plans of the entity.

In connection with its assessment of the effectiveness of our internal control over financial reporting as of January 31, 2023, our management, including our principal executive officers and principal financial officer, concluded that the material weakness involving the Company’s review controls to ensure the proper application of generally accepted accounting principles (ASC 606, Revenue from Contracts with Customers) has been remediated as of January 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our presentation of segment activity and our implementation of the remediation plan discussed above, there was no change in our system of internal control over financial reporting during the quarter ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2023.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2023.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed

	(i)	Financial Statements

The financial statements filed as part of this Form 10-K are listed in “Index to Consolidated Financial Statements” on page F-1.

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

Exhibit Number	Document Description	Form	Exhibit Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.5
3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 25, 2020.	3.1
3.5	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Registration Statement on Form S-1, filed with the SEC on October 25, 2021	3.5
3.6	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on November 4, 2021.	3.3
3.7	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.8	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020	3.2

Exhibit Number	Document Description	Form	Exhibit Reference
4.1	Form of Senior Indenture (including Form of Senior Note)	Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	4.1
4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	4.2
4.3	Description of Securities	Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on April 16, 2021.	4.3
10.1*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	Appendix A
10.2*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	Appendix A
10.3*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Form S-8 filed with the SEC on September 5, 2019.	4.5
10.4*	Third Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 28, 2021.	Appendix A
10.5*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.3
10.6*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.4
10.7*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.5
10.8*	Form of Restricted Stock Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.1
10.9*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.2
10.10*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.4
10.11*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.5

Exhibit Number	Document Description	Form	Exhibit Reference
10.12*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.6
10.13*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.7
10.14*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.8
10.15*	Summary of Non-Employee Director Compensation	Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on April 29, 2022	10.15
10.16*	Employment Agreement between the Company and Robert P. Capps, dated September 11, 2017	Current Report on Form 8-K, filed with the SEC on September 15, 2017.	10.1
10.17	Amended and Restated Equity Distribution Agreement, dated as of September 25, 2020, by and between MIND Technology, Inc. and Ladenburg Thalmann & Co. Inc.	Current Report on Form 8-K, filed with the SEC on September 25, 2020.	1.1
10.18	Separation and Release Agreement, dated the Effective Date, between the Company and Dennis P. Morris.	Current Report on Form 8-K, filed with the SEC on April 20, 2022.	10.1
10.19	Loan and Security Agreement, dated February 2, 2023, between the Borrowers and Sachem Capital Corp.	Current Report on Form 8-K, filed with the SEC on February 8, 2023.	10.1
21.1†	Subsidiaries of MIND Technology, Inc.
23.1†	Consent of Moss Adams LLP
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Robert P. Capps, Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

Exhibit Number	Document Description	Form	Exhibit Reference
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May 2023.

MIND TECHNOLOGY, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date
/s/ ROBERT P. CAPPS	President, Chief Executive Officer and Director	May 1, 2023
Robert P. Capps	(Principal Executive Officer)

/s/ MARK A. COX	Vice President of Finance and Accounting and Chief Financial Officer	May 1, 2023
Mark A. Cox	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	May 1, 2023
Peter H. Blum

/s/ THOMAS S. GLANVILLE	Director	May 1, 2023
Thomas S. Glanville

/s/ WILLIAM H. HILARIDES	Director	May 1, 2023
William H. Hilarides

/s/ NANCY J. HARNED	Director	May 1, 2023
Nancy J. Harned

/s/ ALAN P. BADEN	Director	May 1, 2023
Alan P. Baden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

MIND Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MIND Technology, Inc. and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a history of generating operating losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Houston, Texas

May 1, 2023

We have served as the Company’s auditor since 2017.

MIND TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$778	$5,114
Accounts receivable, net of allowance for doubtful accounts of $504 and $484 at January 31, 2023 and 2022, respectively	3,993	8,126
Inventories, net	15,318	14,006
Prepaid expenses and other current assets	2,144	1,840
Assets held for sale	—	159
Total current assets	22,233	29,245
Property and equipment, net	3,945	4,272
Operating lease right-of-use assets	1,749	1,835
Intangible assets, net	4,931	6,018
Other assets	—	650
Total assets	$32,858	$42,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,101	$2,046
Deferred revenue	164	232
Accrued expenses and other current liabilities	2,247	5,762
Income taxes payable	1,516	837
Operating lease liabilities - current	903	869
Liabilities held for sale	—	953
Total current liabilities	8,931	10,699
Operating lease liabilities - non-current	846	966
Deferred tax liability	29	92
Total liabilities	9,806	11,757
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each January 31, 2023, and 2022	37,779	37,779
Common stock $0.01 par value; 40,000 shares authorized; 15,721 and 15,705 shares issued at January 31, 2023 and 2022, respectively	157	157
Additional paid-in capital	129,580	128,926
Treasury stock, at cost (1,933 and 1,931 shares at January 31, 2023 and 2022, respectively)	(16,863)	(16,862)
Accumulated deficit	(127,635)	(117,856)
Accumulated other comprehensive gain (loss)	34	(1,881)
Total stockholders’ equity	23,052	30,263
Total liabilities and stockholders’ equity	$32,858	$42,020

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2023	2022
Revenues:
Sale of marine technology products	$35,091	$23,107
Total revenues	35,091	23,107
Cost of sales:
Sale of marine technology products	22,116	17,085
Total cost of sales	22,116	17,085
Gross profit	12,975	6,022
Operating expenses:
Selling, general and administrative	15,304	14,761
Research and development	3,398	3,596
Depreciation and amortization	1,887	2,209
Total operating expenses	20,589	20,566
Operating loss	(7,614)	(14,544)
Other income:
Other income, net	882	926
Total other income	882	926
Loss from continuing operations before income taxes	(6,732)	(13,618)
(Provision) benefit for income taxes	(699)	39
Loss from continuing operations	(7,431)	(13,579)
Loss from discontinued operations, net of income taxes	(1,401)	(1,506)
Net loss	$(8,832)	$(15,085)
Preferred stock dividends - declared	(947)	(2,901)
Preferred stock dividends - undeclared	(2,841)	—
Net loss attributable to common stockholders	$(12,620)	$(17,986)
Net loss per common share - Basic
Continuing operations	$(0.82)	$(1.20)
Discontinued operations	$(0.10)	$(0.11)
Net loss	$(0.92)	$(1.31)
Net loss per common share - Diluted
Continuing operations	$(0.82)	$(1.20)
Discontinued operations	$(0.10)	$(0.11)
Net loss	$(0.92)	$(1.31)
Shares used in computing loss per common share:
Basic	13,784	13,771
Diluted	13,784	13,771

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2023	2022
Net loss	$(8,832)	$(15,085)
Change in cumulative translation adjustment for liquidation of entities held for sale	$1,915	$2,451
Other changes in cumulative translation adjustment	—	24
Comprehensive loss	$(6,917)	$(12,610)

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended January 31, 2022 and 2023
	Common Stock		Preferred Stock

							Retained	Accumulated
					Additional		Earnings	Other
					Paid-In	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total
Balances, January 31, 2021	15,681	157	1,038	23,104	128,241	(16,860)	(99,870)	(4,356)	30,416
Net loss	—	—			—	—	(15,085)	—	(15,085)
Foreign currency translation	—	—	—	—	—	—	—	2,475	2,475
Restricted stock issued	5	—	—	—	11	—	—	—	11
Restricted stock forfeited for taxes	—	—	—	—	—	(2)	—	—	(2)
Preferred stock offering	19	—	645	14,675	—	—	—	—	14,675
Preferred stock dividends	—	—	—	—	—	—	(2,901)	—	(2,901)
Common stock offerings	—	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	632	—	—	—	632
Balances, January 31, 2022	15,705	157	1,683	37,779	128,926	(16,862)	(117,856)	(1,881)	30,263
Net loss	—	—	—	—	—	—	(8,832)	—	(8,832)
Foreign currency translation	—	—	—	—	—	—	—	1,915	1,915
Restricted stock forfeited for taxes	—	—	—	—	—	(1)	—	—	(1)
Restricted stock issued	16	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	654	—	—	—	654
Balances, January 31, 2023	15,721	157	1,683	37,779	129,580	(16,863)	(127,635)	34	$23,052

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,832)	$(15,085)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	—	(850)
Depreciation and amortization	1,887	2,214
Stock-based compensation	654	643
Non-cash cumulative translation adjustment for discontinued operations	1,626	—
(Recovery) provision for doubtful accounts, net of charge offs	—	(453)
Provision for inventory obsolescence	445	921
Gross profit from sale of lease pool equipment	(1,052)	—
Gross profit from sale of other equipment	113	(155)
Deferred tax benefit	(62)	(106)
Changes in:
Accounts receivable	4,890	(3,195)
Unbilled revenue	(26)	(57)
Inventories	(1,756)	(3,074)
Income taxes receivable and payable	441	37
Accounts payable, accrued expenses and other current liabilities	775	713
Prepaid expenses and other current and long-term assets	(10)	(565)
Deferred revenue	(1,998)	1,878
Net cash used in operating activities	(2,905)	(17,134)
Cash flows from investing activities:
Cost incurred to develop technology	(12)	—
Purchases of property and equipment	(570)	(834)
Sale of assets held for sale	1,052	5,437
Sale of business, net of cash sold	—	761
Net cash provided by investing activities	470	5,364
Cash flows from financing activities:
Net proceeds from preferred stock offering	—	14,676
Net proceeds from common stock offering	—	43
Repurchase of common stock	(1)	(2)
Preferred stock dividends	(1,894)	(2,530)
Net cash (used in) provided by financing activities	(1,895)	12,187
Effect of changes in foreign exchange rates on cash and cash equivalents	(6)	86
Net (decrease) increase in cash and cash equivalents	(4,336)	503
Cash and cash equivalents, beginning of period	5,114	4,611
Cash and cash equivalents, end of period	$778	$5,114

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

Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC (formerly Seamap USA, LLC), Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, and its wholly owned subsidiary, Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide. Effective July 31, 2020, the Leasing Business has been classified as held for sale and the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details). All intercompany transactions and balances have been eliminated in consolidation.

Correction of Comprehensive Loss —The Company has corrected an immaterial error in the statement of comprehensive loss during the year ended January 31, 2022, which as previously presented, incorrectly included $2.9 million of preferred dividends as a component of comprehensive loss.

Revenue Recognition of Marine Product Sales—Revenues and cost of sales from the sale of marine products are recognized upon acceptance of terms and completion of our performance obligations, which is typically when delivery has occurred, or in the case of bill-and-hold arrangements, when control has been transferred.

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

Revenue Recognition of Service Agreements—In some cases the Company provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. The Company may also provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for fiscal  2023 and 2022 were not material and as a result are not presented separately in the financial statements.

Revenue Recognition of Leasing Arrangements—The Company has historically leased various types of seismic equipment to seismic data acquisition companies. There were no active leases as of  January 31, 2023, or January 31, 2022. Lease revenue is recognized ratably over the term of the lease. The Company does not enter into leases with embedded maintenance obligations. The standard lease provides that the lessee is responsible for maintenance and repairs to the equipment, excluding normal wear and tear. The Company occasionally provides technical advice to its customers without additional compensation as part of its customer service practices. Repairs or maintenance performed by the Company is charged to the lessee, generally on a time and materials basis. Repair and maintenance revenues are recognized as incurred. Effective July 31, 2020, the Leasing Business has been classified as held for sale on the financial results reported as discontinued operations (see Note 2 – “Assets Held for Sale and Discontinued Operations” for additional details).

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

Inventories—Inventories are stated at the lower of cost or realizable value. The Company determines cost on the basis of Average or Standard Cost. An allowance for obsolescence is maintained to reduce the carrying value of any inventory items that may become obsolete. Inventories are periodically monitored to ensure that the allowance for obsolescence covers any obsolete items.

Property and Equipment—Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the related estimated useful lives. The estimated useful lives of equipment range from three to seven years. Buildings are depreciated over 30 years and property improvements are amortized over 10 years or the shorter of their useful life. Leasehold improvements are amortized over the shorter of the estimated useful life or the life of the respective leases. No salvage value is assigned to property and equipment. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred.

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

Impairment—The Company reviews its long-lived assets, including its amortizable intangible and non-amortizing assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. The Company performs an impairment test on indefinite lived assets on an annual basis. The Company performs a qualitative review to determine if it is more likely than not that the fair value of our indefinite lived assets is greater than their carrying value. If the Company is unable to conclude qualitatively that it is more likely than not that an indefinite lived asset’s fair value exceeds its carrying value, then the Company performs a quantitative assessment of fair value of the indefinite lived asset. The quantitative reviews involve significant estimates on the part of management.

Product Warranties—Seamap provide its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. Klein also provides its customers with similar warranties against defects in material and workmanship for an approximate twelve month period subsequent to delivery of the product. The Company maintains an accrual for potential warranty costs based on historical warranty claims. For fiscal 2023 and 2022, warranty expense was not material.

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

The weight given to the potential effect of positive and negative evidence is commensurate with the extent to which it can be objectively verified. The preponderance of negative or positive evidence supports a conclusion regarding the need for a valuation allowance for some portion, or all, of the deferred tax asset. The more significant types of evidence considered include the following:

•	projected taxable income in future years;

•	our history of taxable income within a particular jurisdiction;

•	any history of deferred tax assets expiring prior to realization;

•	whether the carry forward period is so brief that it would limit realization of tax benefits;

•	other limitations on the utilization of tax benefits;

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures;

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition; and

•	tax planning strategies that will create additional taxable income.

Employee retention credit (ERC)—The ERC allows for a refundable tax credit against certain employment taxes equal to 70% of the first ten thousand dollars in qualified wages paid between January 1, 2021, and June 30, 2021. To be eligible, pursuant to the Taxpayer Certainty and Disaster Relief Act of 2020, the Company must have had gross receipts decline by more than 20% in a calendar quarter when compared to the same quarter in 2019. Because the Company had fewer than 500 full-time employees in 2019, wages paid to employees providing services and not providing services are qualified wages. During the fourth quarter of fiscal 2023 the Company filed ERC refund claims of approximately $1.0 million, which was recognized as Other Income on the Company’s consolidated statements of operations and within accounts receivable, net on the Company's consolidated balance sheets.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for doubtful accounts, inventory obsolescence, lease liabilities, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets, valuation of assets acquired and liabilities assumed in business combinations and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for doubtful accounts because of the extended payment terms the Company offers to its customers on occasion and the limited financial wherewithal of certain of these customers. As a result, the Company’s allowance for doubtful accounts could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make substantial judgments regarding the valuation allowance on deferred tax assets and with respect to quantitative analysis prepared in conjunction with impairment analysis related to intangible assets.

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

The Company measures the fair values of intangibles and other long-lived assets on a non-recurring basis if required by impairment tests applicable to these assets. Based on the results of our qualitative reviews, no quantitative tests were applicable during fiscal years 2023 and 2022.

Foreign Currency Translation—All balance sheet accounts of the Canadian resident subsidiary for fiscal 2023 and 2022 have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within stockholders’ equity.

Leases—The Company determines if an arrangement is a lease at inception. Operating leases are recorded as right-of-use assets and operating lease liabilities. The Company has not entered into any financing leases.

Operating lease right-of-use assets represent a right to use an underlying asset for the lease term and operating lease right-of-use liabilities represent an obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term and use an implicit rate when readily available. Since most of the Company’s leases do not provide an implicit rate the Company utilizes the incremental borrowing rate to determine the present value of lease payments. The rate will take into consideration the underlying asset’s economic environment, including the length of the lease term and currency that the lease is payable in. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Stock-Based Compensation—Stock-based compensation expense is recorded based on the grant date fair value of share-based awards. Restricted stock awards are valued at the closing price on the date of grant. Determining the grant date fair value for options requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our Common Stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables. The fair value of stock-based compensation awards is amortized over the requisite service period of the award, which is the vesting period of the related awards.

Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding Common Stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding Common Stock warrants. For fiscal 2023 and 2022, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Year Ended
	January 31,
	2023	2022
	(in thousands)
Stock options	—	37
Restricted stock	—	13
Total dilutive shares	—	50

For fiscal 2023 and 2022, respectively, potentially dilutive common shares, underlying stock options and unvested restricted stock were anti-dilutive and were therefore not considered in calculating diluted loss per share for those periods.

2. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and its results of operations are reported as discontinued operations as of January 31, 2023 and 2022 and for the years then ended. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending  July 31, 2021. As of January 31, 2023, we have substantially completed the sale of our discontinued operations.

The assets reported as held for sale consist of the following:

	As of January 31,
	2023	2022
Current assets of discontinued operations:	(in thousands)
Accounts receivable, net	—	177
Inventories, net	—	2
Prepaid expenses and other current assets	—	167
Seismic equipment lease pool and property and equipment, net	—	738
Loss recognized on classification as held for sale	—	(925)
Total assets of discontinued operations	$—	$159

The liabilities reported as held for sale consist of the following:

	As of January 31,
	2023	2022
Current liabilities of discontinued operations:	(in thousands)
Accounts payable	$—	$132
Deferred revenue	—	73
Accrued expenses and other current liabilities	—	507
Income taxes payable	—	241
Total liabilities of discontinued operations	$—	$953

The results of operations from discontinued operations for the twelve months ended January 31, 2023 and 2022, consist of the following:

	Twelve Months Ended January 31,
	2023	2022
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$878
Cost of sales:
Cost of discontinued operations	91	993
Operating expenses:
Selling, general and administrative	765	1,622
(Recovery) provision for doubtful accounts	—	(450)
Depreciation and amortization	—	5
Total operating expenses	765	1,177
Operating loss	(856)	(1,292)
Other (expense) income	(545)	93
Loss before income taxes from discontinued operations	(1,401)	(1,199)
Provision for income taxes from discontinued operations	—	(307)
Net loss from discontinued operations	(1,401)	(1,506)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	As of January 31,
	2023	2022
	(in thousands)
Depreciation and amortization	$—	$5
(Recovery) provisions for doubtful accounts	$—	$(450)
Sale of assets held for sale	$1,052	$6,198

3. New Accounting Pronouncements

The Company has not adopted any new accounting pronouncements and there are no new accounting pronouncements that have been issued that are applicable to the Company.

4. Going Concern and Subsequent Event

On February 2, 2023, the Company and Klein (collectively, the “Borrowers”), entered into a $3.75 million Loan and Security Agreement (the “Loan”) with Sachem Capital Corp., (the “Lender”). The Loan is due February 1, 2024, and bears interest at 12.9% per annum, payable monthly. However, the Borrowers have prepaid interest through maturity. In addition, the Borrowers have paid the Lender an origination fee equal to $240,000.  The Loan may be prepaid at any time without penalty.

The Loan is secured by mortgages on certain real estate owned by the Borrowers. The Loan contains terms customary with this type of transaction including representations, warranties, covenants, and reporting requirements.

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. As of January 31, 2023, the Company has some remaining lease pool equipment available for sale and has approximately 317,000 shares of Preferred Stock and approximately 22.1 million shares of Common Stock available for issuance. However, there can be no assurance the remaining lease pool equipment will be sold or that the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

The above factors create substantial doubt regarding the Company’s future financial results and liquidity. As such, there is substantial doubt as to the Company’s ability to continue as a going concern.

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company has working capital of approximately $13.3 million as of January 31, 2023, including cash of approximately $778,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in an effort to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders of approximately $20.7 million as of January 31, 2023, which is an increase of approximately 58% from the $13.1 million reported at January 31, 2022. Production for certain of these orders was in process and included in inventory as of January 31, 2023, thereby reducing the liquidity needed to complete the orders.

•

The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, and each quarter in fiscal 2022, but deferred payment of the quarterly dividend for the second, third and fourth quarters of fiscal 2023 and the first quarter of fiscal 2024. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company’s board.

Notwithstanding the mitigating factors identified by management, there remains substantial doubt regarding the Company’s ability to meet its obligations as they arise over the next twelve months.

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by product line and timing of revenue recognition:

	Twelve Months Ended January 31,
	2023	2022
Revenue recognized at a point in time:	(in thousands)
Seamap	$22,544	$16,422
Klein	6,379	5,428
Total revenue recognized at a point in time	$28,923	$21,850
Revenue recognized over time:
Seamap	$2,468	$871
Klein	$3,700	$386
Total revenue recognized over time	6,168	1,257
Total revenue from contracts with customers	$35,091	$23,107

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

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Twelve Months Ended January 31,
	2023	2022
Revenue from contracts with customers:	(in thousands)
United States	$6,918	$2,409
Europe	14,814	8,821
Asia-Pacific	12,876	11,244
Other	483	633
Total revenue from contracts with customers	$35,091	$23,107

As of January 31, 2023 and 2022 contract assets and liabilities consisted of the following:

	January 31, 2023	January 31, 2022
Contract Assets:	(in thousands)
Unbilled revenue-current	$2	$28
Total unbilled revenue	$2	$28
Contract Liabilities:
Deferred revenue & customer deposits - current	$571	$2,569
Total deferred revenue & customer deposits	$571	$2,569

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

6. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for fiscal 2023 and 2022 were as follows (in thousands):

	Year Ended January 31,
	2023	2022
Interest paid	$4	$31
Income taxes paid, net	371	355

7. Inventories

Inventories from continuing operations consisted of the following (in thousands):

	As of January 31,
	2023	2022
Raw materials	$8,480	$8,511
Finished goods	4,156	3,806
Work in progress	4,422	3,567
Cost of inventories	17,058	15,884
Less allowance for obsolescence	(1,740)	(1,878)
Net inventories	$15,318	$14,006

8. Accounts Receivables

Accounts receivables from continuing operations consisted of the following (in thousands):

	As of January 31, 2023			As of January 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
Accounts receivable	$4,497	$—	$4,497	$8,610	$650	$9,260
Less allowance for doubtful accounts	(504)	—	(504)	(484)	—	(484)
Accounts receivable net of allowance for doubtful accounts	$3,993	$—	$3,993	$8,126	$650	$8,776

* the long-term balance of accounts receivable is recorded in Other Assets.

9. Property and Equipment

Property and equipment from continuing operations consisted of the following (in thousands)

	As of January 31,
	2023	2022
Furniture and fixtures	9,896	9,865
Autos and trucks	358	495
Marine seismic service equipment	—	3,880
Land and buildings	4,880	4,555
Cost of property and equipment	15,134	18,795
Less accumulated depreciation	(11,189)	(14,523)
Net book value of property and equipment	$3,945	$4,272

Depreciation expense on property, plant and equipment was approximately $806,000 for fiscal 2023, and approximately $934,000 for fiscal 2022.

Location of property and equipment (in thousands):

	As of January 31,
	2023	2022
United States	$3,166	$3,068
Europe	44	46
Singapore	154	332
Malaysia	581	826
Net book value of property and equipment	$3,945	$4,272

10. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Hungary, Singapore, Malaysia and United Kingdom. We negotiated the termination of our Colombia lease obligation during the prior fiscal year and our lease obligation in Canada was terminated as of March 31, 2022.

Lease expense for the twelve months ended  January 31, 2023 and 2022 was approximately $858,000 and $1.2 million, respectively, and was recorded as a component of operating loss. Included in these costs was short-term lease expense of approximately $6,000 and $36,000 for the twelve months ended January 31, 2023 and 2022, respectively.

Supplemental balance sheet information related to leases as of  January 31, 2023 and 2022 was as follows (in thousands):

	As of January 31,
Lease	2023	2022
Assets
Operating lease assets	$1,749	$1,835

Liabilities
Operating lease liabilities	$1,749	$1,835

Classification of lease liabilities
Current liabilities	$903	$869
Non-current liabilities	846	966
Total Operating lease liabilities	$1,749	$1,835

Lease-term and discount rate details as of  January 31, 2023 and 2022 were as follows:

	As of January 31,
Lease term and discount rate	2023	2022
Weighted average remaining lease term (years)
Operating leases	1.98	1.82

Weighted average discount rate:
Operating leases	13%	13%

Supplemental cash flow information related to leases on  January 31, 2023 and 2022 was as follows (in thousands):

	As of January 31,
Lease	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(858)	$(1,196)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$819	$772

Maturities of lease liabilities on  January 31, 2023 and 2022 were as follows (in thousands):

	As of January 31,
	2023	2022
2023	$903	$869
2024	574	547
2025	274	285
2026	188	211
2027	188	188
Thereafter	16	204
Total payments under lease agreements	$2,143	$2,304

Less: imputed interest	(394)	(469)
Total lease liabilities	$1,749	$1,835

Prior to July 31, 2020, the Company leased seismic equipment to customers under operating leases with non-cancelable terms of one year or less. These leases were generally renewable on a month-to-month basis. All taxes (other than income taxes) and assessments were the contractual responsibility of the lessee. To the extent that foreign taxes were not paid by the lessee, the relevant foreign taxing authorities might seek to collect such taxes from the Company. Under the terms of its lease agreements, any amounts paid by the Company to such foreign taxing authorities may be billed and collected from the lessee. The Company is not aware of any foreign tax obligations as of  January 31, 2023 and 2022 that are not reflected in the accompanying consolidated financial statements.

11. Intangible Assets

Intangible assets from continuing operations consisted of the following:

		January 31, 2023				January 31, 2022
	Weighted
	Average	Gross			Net	Gross			Net
	Life at	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	1/31/2023	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Proprietary rights	5.1	$8,238	$(4,606)	—	3,632	$8,237	$(4,150)	—	4,087
Customer relationships	0.2	5,024	(4,894)	—	130	5,024	(4,797)	—	227
Patents	2.0	2,540	(2,027)	—	513	2,540	(1,778)	—	762
Trade name	3.3	894	(97)	(760)	37	894	(85)	(760)	49
Developed technology	2.9	1,430	(1,013)	—	417	1,430	(870)	—	560
Other	1.3	705	(503)	—	202	694	(361)	—	333
Amortizable intangible assets		$18,831	$(13,140)	$(760)	$4,931	$18,819	$(12,041)	$(760)	$6,018

Approximately $923,000 of the gross carrying amount of intangible assets, primarily in proprietary rights, are related to technology development projects that have not yet been completed. As a result, these intangible assets are not currently being amortized. The Company did not record impairment of intangible assets during fiscal years 2023 and 2022.

Aggregate amortization expense was $1.1 million and $1.3 million for fiscal 2023 and fiscal 2022, respectively. As of January 31, 2023, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal year ending January 31:
2024	$704
2025	839
2026	608
2027	506
2028	267
Thereafter	1,084
Total	$4,008

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities from continuing operations consisted of the following (in thousands):

	As of January 31,
	2023	2022
Wages and benefits	906	556
Customer deposits	407	2,601
Accrued inventory	306	900
Accrued preferred stock dividend	—	947
Other	628	758
Accrued Expenses and Other Liabilities	$2,247	$5,762

13. Notes Payable

On May 5, 2020, the Company’s wholly owned subsidiary, Klein (the “Borrower”), was granted a loan (the “Loan”) from Bank of America, N.A. in the amount of approximately $850,000, pursuant to the Small Business Association's Paycheck Protection Program (the “PPP”), a component of the Coronavirus Aid, Relief, and Economic Security Act which was enacted on March 27, 2020.

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

In  February 2021, the Loan was forgiven, resulting in other income of approximately $850,000.

14. Stockholders’ Equity

The Company has 2,000,000 shares of Preferred Stock authorized. The Preferred Stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2023 and 2022, there were 1,682,985 shares of the Series A Preferred Stock outstanding. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefor at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may not redeem the Series A Preferred Stock before June 8, 2021, except as described below. On or after June 8, 2021, the Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our Common Stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days.

The Company has 40,000,000 shares of Common Stock authorized, of which 15,721,000 and 15,705,000 were issued as of January 31, 2023 and 2022. Treasury shares as of January 31, 2023 and 2022 were 1,933,000 and 1,931,000, respectively.

During fiscal 2023, approximately 2,200 shares were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $1.25. During fiscal 2022, approximately 1,100 shares were surrendered in exchange for payment of taxes due upon the vesting of restricted shares.

15. Related Party Transaction

In  September 2020, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of our Board. Pursuant to the Equity Distribution Agreement, the Company  may sell up to 500,000 shares of 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Preferred Stock”) and 5,000,000 shares of $0.01 par value common stock (“Common Stock”) through an at-the-market offering program (the “ATM Offering Program”) administered by the Agent. Under the Equity Distribution Agreement, the Agent is entitled to compensation of up to 2.0% of the gross proceeds from the sale of Preferred Stock and Common Stock under the ATM Offering Program.

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

For the twelve months ended January 31, 2023, the Company sold no shares of Series A Preferred Stock under the ATM Offering Program. For the twelve months ended  January 31, 2022, the Company issued 212,753 shares of Series A Preferred Stock under the ATM Offering Program. Gross proceeds from these sales were approximately $5.3 million and the Agent received compensation of approximately $106,000, resulting in net proceeds to the Company of $5.2 million for the twelve months ended January 31, 2022. The Non-Executive Chairman of the Company received no portion of this compensation.

For the twelve months ended January 31, 2023, the Company sold no shares of Common Stock under the ATM Offering Program. For the twelve months ended  January 31, 2022, the Company issued 18,415 shares of Common Stock under the ATM Offering Program. Gross proceeds from these sales were approximately $44,000, the Agent received compensation of approximately $1,000 resulting in net proceeds to the Company, after deducting underwriting discounts and offering costs, of approximately $43,000 for the twelve months ended January 31, 2022. The Non-Executive Chairman of the Company received no portion of this compensation.

16. Income Taxes

	Year Ended January 31,
	2023	2022
	(in thousands)
Loss from continuing operations before income taxes is attributable to the following jurisdictions:
Domestic	$(10,446)	$(11,618)
Foreign	3,714	(2,000)
Total	$(6,732)	$(13,618)
The components of income tax expense (benefit) for continuing operations were as follows:
Current:
Domestic	$19	$27
Foreign	743	40
	762	67
Deferred:
Domestic	—	—
Foreign	(63)	(106)
	(63)	(106)
Income tax (benefit) expense	$699	$(39)

The following is a reconciliation of expected to actual income tax expense (benefit) for continuing operations:

	Year Ended January 31,
	2023	2022
	(in thousands)
Federal income tax at 21%	$(1,414)	$(2,860)
Changes in tax rates	—	—
Permanent differences	363	(144)
Foreign effective tax rate differential	(53)	(8)
Valuation allowance on deferred tax assets	1,690	2,931
Excess tax deficiency for share-based payments under ASU 2016-09	133	13
Other	(20)	29
	$699	$(39)

The components of the Company’s deferred taxes for continuing operations consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$23,019	$20,282
Tax credit carry forwards	184	165
Stock option book expense	857	833
Allowance for doubtful accounts	145	102
Inventory	1,383	835
Accruals not yet deductible for tax purposes	83	130
Fixed assets	265	289
Intangible assets	411	391
Other	585	623
Gross deferred tax assets	26,932	23,650
Valuation allowance	(26,932)	(23,650)
Deferred tax assets	—	—
Deferred tax liabilities:
Other	(29)	(92)
Deferred tax liabilities	(29)	(92)
Unrecognized tax benefits	—	—
Total deferred tax liabilities, net	(29)	$(92)

On August 16, 2022, the Inflation Reduction Act (IRA) was enacted.  The IRA, among other things, establishes certain “green energy” tax credits, establishes a corporate alternative minimum tax, and requires a 2% excise tax on stock buybacks. The Company does not believe the IRA will have a material impact on the Company’s future income tax expense or the related tax assets and liabilities.

The Company has determined that, due to the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2023, are not deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2023.

Included in deferred tax assets is approximately $857,000 related to stock-based compensation, including non-qualified stock options. Recent market prices for the Company’s Common Stock remain below the exercise price of a number of options outstanding as of January 31, 2023. Should the market price of the Company’s Common Stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2023, the Company has recorded valuation allowances of approximately $26.9 million related to deferred tax assets for continuing operations. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

On  January 31, 2023, the Company had tax credit carry forwards for continuing operations of approximately $184,000, which amounts can be carried forward through at least 2026.

As of January 31, 2023, and 2022 the company had no unrecognized tax benefits attributable to uncertain tax positions.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2019, through 2023. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2017, through 2023. The Company’s Singapore income tax returns are subject to examination by the Singapore tax authorities for fiscal years ended January 31, 2017, through 2023. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2018 through January 31, 2023.

17. Commitments and Contingencies

Contractual Obligations—During fiscal 2021 we entered into an agreement (the “Agreement”) with a major European defense contractor (the “Co-developer”) for the joint development and marketing of synthetic aperture sonar (“SAS”) systems. Under the terms of the Agreement, we are obligated to make payments upon completion of certain developmental milestones related to a license for use of the Co-developer’s underlying technology. Our total potential commitment, assuming achievement of all milestones contemplated in the Agreement, is approximately $1.6 million, of which approximately $748,000 was paid as of  January 31, 2023 and 2022.

Purchase Obligations—On  January 31, 2023, the Company had approximately $4.7 million in purchase orders outstanding.

18. Stock Option Plans

At January 31, 2023, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2023 and 2022 was approximately $654,000 and $643,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during fiscal 2023 and 2022 were $0.51 and $1.04, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Year Ended January 31,
	2023	2022
Risk free interest rate	2.69% - 3.03%	0.72% - 0.72%
Expected life (in years)	5.50 - 6.50	3.97 - 5.97
Expected volatility	68% -70%	63% - 63%
Expected dividend yield	0.00%	0.00%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during fiscal 2023 and 2022.

The Company has share-based awards outstanding under, the MIND Technology, Inc. Stock Awards Plan (“the Plan”). Stock options granted and outstanding under the Plan generally vest evenly over three years and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s Common Stock on the option grant date. As of January 31, 2023, there were approximately 180,000 shares available for grant under the Plan. The Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued upon vesting for restricted stock and upon exercise for options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding, January 31, 2022	3,425	$3.53	6.58	$100
Granted	895	0.81
Exercised	—	—
Forfeited	—	—
Expired	(225)	5.30
Outstanding, January 31, 2023	4,095	$2.84	5.91	$—
Exercisable at January 31, 2023	2,693	$3.68	4.25	$—
Nonvested at January 31, 2023	1,402	$1.23	9.11	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2023. This amount changes based upon the market value of the Company’s Common Stock. No options were exercised during fiscal 2023 and 2022. The fair value of options that vested during the fiscal years ended  January 31, 2023 and 2022 was approximately $1.4 million and $700,000, respectively. For fiscal 2023 and fiscal 2022 approximately 1.1 million and 500,000 options vested, respectively.

As of January 31, 2023, there was approximately $1.3 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.5 years.

Restricted stock as of January 31, 2023, and changes during fiscal 2023 were as follows:

	Year Ended January 31, 2023
	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Unvested, beginning of period	19	$2.51
Granted	11	1.00
Vested	(19)	2.51
Canceled	—	—
Unvested, end of period	11	$1.00

As of January 31, 2023, there was approximately no unrecognized stock-based compensation expense related to unvested restricted stock awards.

19. Segment Reporting

Historically, we reported two segments, Marine Technology Products and Equipment Leasing. Effective January 31, 2023, we split our Marine Technology Products Segment into two segments, Seamap Marine Products and Klein Marine Products, to more accurately reflect our reportable segments. During the second quarter of fiscal 2021, our Board decided to exit the Leasing Business and instructed management to develop and implement a plan to dispose of those operations. Since then Equipment Leasing operations have been reported as discontinued operations. See Note 2 - “Assets Held for Sale and Discontinued Operations” to our consolidated financial statements for more details.

Prior to the year ended January 31, 2023, Seamap Marine Products and Klein Marine Products operating segments had been reported on an aggregated basis under our Marine Technology Products segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, regarding aggregation of operating segments. For the year ended January 31, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the year ended January 31, 2022, to correct our error and conform to our current presentation.

Our Seamap Marine Products business is engaged in the design, manufacture and sale of specialized marine seismic equipment. Manufacturing, support and sales facilities are maintained in the United Kingdom, Singapore, Malaysia and the state of Texas.

Our Klein Marine Products business is engaged in the design, manufacture and sale of high performance side scan sonar and water-side security systems. Manufacturing, support and sales facilities are maintained in the state of New Hampshire.

The Company’s two reportable business segments are managed separately based on geographical locations and differences in their operations. The Company evaluates performance of its segments based on the contribution to operating income (loss) of the respective segments.

Financial information by business segment is set forth below net of any allocations (in thousands):

	As of January 31, 2023				As of January 31, 2022
	Seamap Marine Products	Klein Marine Products	Corporate	Consolidated	Seamap Marine Products	Klein Marine Products	Corporate	Consolidated
Accounts Receivable, Net	$3,245	$748	$—	$3,993	$7,246	$880	$—	$8,126
Inventories, Net	11,026	4,292	—	15,318	9,508	4,498	—	14,006
Long-lived Assets, Net	5,649	4,480	496	10,625	7,741	3,879	505	12,125
Segment assets	19,920	9,520	496	$29,936	24,495	9,257	505	34,257
Other(1)				2,922				7,763
Total Consolidated Assets				$32,858				$42,020

(1) Other includes cash and prepaid expenses and other assets.

	Year Ended January 31,
	2023					2022
	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated
Revenues	$25,012	$10,555	$—	$(476)	$35,091	$17,294	$5,825	$—	$(12)	$23,107
Cost of sales	15,537	7,055	—	(476)	22,116	11,735	5,362	—	(12)	17,085
Capital expenditures	103	528	—	—	631	233	757	—	—	990
Depreciation and amortization expense	1,253	543	91	—	1,887	1,591	541	77	—	2,209
Operating income (loss)	2,074	(2,309)	(7,379)	—	(7,614)	(4,462)	(5,263)	(4,819)	—	(14,544)

Sales from the Klein Marine Products to the Seamap Marine Products segment are eliminated in consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and the cost to manufacture the equipment.

The following table presents a reconciliation of operating income (loss) to loss from continuing operations before income taxes (in thousands):

	Years Ended January 31,
	2023	2022
Seamap Marine Products	$2,074	$(4,462)
Klein Marine Products	(2,309)	(5,263)
Corporate Expenses	(7,379)	(4,819)
Operating loss	(7,614)	(14,544)

Employment Retention Credit	1,004	—
Paycheck Protection Plan	—	850
Other	(122)	76
Loss from continuing operations before income taxes	$(6,732)	$(13,618)

20. Concentrations

Credit Risk— As of January 31, 2023, we had two customers that individually exceeded 10% of consolidated accounts receivable. During fiscal 2022, we had two customers that individually exceeded 10% of consolidated accounts receivable.

Revenue Risk— In fiscal 2023 and 2022, our single largest customer accounted for approximately 17% and 23%, respectively, of our consolidated revenues, with these revenues being generated from the Seamap Marine Products segment. Together, our five largest customers accounted for approximately 47% and 51% of our consolidated revenues in fiscal 2023 and fiscal 2022, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $370,000 at January 31, 2023 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Supplier Concentration—The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

21. Sales and Major Customers

A summary of the Company’s revenues, from continuing operations, from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2023	2022
Europe	$14,814	$8,821
Asia/South Pacific	12,876	11,244
Other	483	633
Total	$28,173	$20,698

During fiscal year ended January 31, 2023, two Seamap Marine Products customers individually exceeded 10% of total revenue. During fiscal year ended  January 31, 2022, one Seamap Marine Products customer individually exceeded 10% of total revenue.

SCHEDULE II

MIND TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Deductions		Balance at End
Description	of Period	Expenses	Accounts		Describe		of Period
Allowance for doubtful accounts
January 31, 2023	$506	—	—	(a)	—	(b)	$506
January 31, 2022	$1,776	(820)	—	(a)	(450)	(b)	$506
Allowance for obsolete equipment and inventory
January 31, 2023	$2,418	445	—	(a)	(1,123)	(c)	$1,740
January 31, 2022	$1,660	921	—	(a)	(163)	(c)	$2,418

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.