Form 10-K/A
period 2023-01-31
MIND TECHNOLOGY, INC
filed 2023-05-31
CIK 926423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

(Registrant’s telephone number, including area code): 281-353-4475

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

As of July 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,499,390 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2023
Common Stock, $0.01 par value per share	13,788,738	shares

Auditor Name: Moss Adams LLP
Auditor Location: Houston, Texas
Auditor PCAOB ID: 659

EXPLANATORY NOTE

MIND Technology, Inc.  (the “Company,” “MIND,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on May 1, 2023. The sole purpose of this Amendment No. 1 is to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from our definitive proxy statement if such statement is filed with the SEC no later than 120 days after the fiscal year-end covered by the Form 10-K. We are filing this Amendment No. 1 to include information required by Part III of Form 10-K because we may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year-end covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of May 31, 2023):

				Committees
Name	Age	Position	Board Appt	A	C	SP	N
Peter H. Blum	66	Non-Executive Chairman of the Board	2000		x(1)	x(1)	x(1)
Alan P. Baden	75	Director	2022	x	x
Robert P. Capps	69	President and Chief Executive Officer, Director	2004
Thomas S. Glanville	64	Director	2015	x(1)	x	x	x
Nancy J. Harned	59	Director	2022			x
William H. Hilarides	64	Director	2019			x	x
Mark A. Cox	63	Vice President and Chief Financial Officer	-
(1) Committee Chairman

Biographies of Directors

At the date of this Amendment No. 1 to our Annual Report on Form 10-K, the Board of Directors, or the Board, consists of six members. Our directors are elected annually and serve one-year terms or until their death, resignation, or removal.

Peter H. Blum has been a member of our Board since July 2000 and was elected Non-Executive Chairman of our Board on July 8, 2004. Mr. Blum is Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co., Inc., an investment banking firm, where he has been employed since 2004. Prior to 2004, Mr. Blum was a senior investment banker with various Wall Street firms. Mr. Blum started his career with Arthur Young & Co. as a Certified Public Accountant and received a Bachelor of Business Administration degree from the University of Wisconsin- Madison. Mr. Blum has over 30 years of experience as an investment banker in the energy industry during which time he provided consultation and advice to a variety of companies. He also has extensive experience in financial and capital markets. Our Board believes that Mr. Blum’s experience supports its efforts in overseeing and advising on corporate strategy and financial matters, enabling him to effectively serve as a director on our board.

Alan P. Baden was appointed to our Board in May 2022 on the recommendation of the Nominating Committee. Mr. Baden is a retired corporate finance and securities attorney. Mr. Baden practiced law in Ohio, Texas and New York. From 2014 to 2021, Mr. Baden was a partner and then counsel in the firm of Thompson & Knight L.L.P., which merged with Holland & Knight L.L.P. in 2021, where he was a consulting counsel until his retirement in 2022. Prior to joining Thompson & Knight, Mr. Baden was a partner in the Houston and New York offices of the law firm of Vinson & Elkins, where he practiced for over 35 years. Mr. Baden is a graduate of the Wharton School of the University of Pennsylvania with a BS in Economics degree and Case Western Reserve Law School with a JD degree. Our Board believes that Mr. Baden’s extensive legal and financial experience as partner in various prestigious law firms enables him to effectively serve as a director on our Board.

Robert P. Capps has been a member of our Board since July 2004. In June 2006, Mr. Capps was appointed as our Executive Vice President and Chief Financial Officer. In September 2015, Mr. Capps was named to the additional position of Co-Chief Executive Officer. In August 2021, Mr. Capps was appointed to sole Chief Executive Officer and President of the Company. From July 1999 until May 2006, he was the Executive Vice President and Chief Financial Officer of TeraForce Technology Corporation, a publicly held provider of defense electronics products. From 1996 to 1999, Mr. Capps was Executive Vice President and Chief Financial Officer of Dynamex, Inc., a NASDAQ-listed supplier of same-day transportation services. Prior to his employment with Dynamex, Mr. Capps was Executive Vice President and Chief Financial Officer of Hadson Corporation, a New York Stock Exchange-listed energy company. Mr. Capps was formerly with Arthur Young & Co. Mr. Capps holds a Bachelor of Accountancy degree from the University of Oklahoma. Mr. Capps has over 35 years of financial experience, including more than 20 years as chief financial officer for public companies, including ours. Our Board believes that Mr. Capps’ experience allows him to offer valuable perspectives on our corporate planning, budgeting, and financial reporting, thereby enabling him to effectively serve as a director on our board.

Thomas S. Glanville was appointed to our Board in September 2015 based on the recommendation of the Nominating Committee. Mr. Glanville is the managing partner of Eschelon Advisors, LP, Eschelon Energy Partners, LP, and affiliates, providing energy and private equity investment and advisory services. From 1999-2002, Mr. Glanville served as vice president of technology and new ventures for Reliant Energy, Inc., one of the world’s largest international energy services companies, and its affiliate, Reliant Resources, Inc. Mr. Glanville currently serves on the board of directors of the privately held oil and gas exploration and production companies Crescent Pass Energy Holdings, L.L.C. and Strand Energy, L.L.C. Since May 2021, Mr. Glanville has served on the board of Enchant Energy Corporation, a private company developing carbon capture projects, and is currently its Vice Chair. Mr Glanville served from 2001 to 2022 as a Director, including service as Chair of the Audit/Finance Committee and member of the Compensation and Corporate Governance Committees of Itron, Inc., a publicly traded technology and services company dedicated to the resourceful use of energy and water. He also served as Chairman of the Texas Tri-Cities branch (Houston, Austin, San Antonio) of the National Association of Corporate Directors (NACD) from 2011 to 2016. Mr. Glanville graduated with a Master of Science degree in Mineral Economics from the Colorado School of Mines and holds a Bachelor of Arts degree in Economics from the University of Virginia. Our Board believes that Mr. Glanville’s operational and financial experience in various senior management positions and his experience as a director of a public company enable him to effectively serve as a director.

Nancy J. Harned was appointed to our Board in May 2022 on the recommendation of the Nominating Committee. Ms. Harned retired in 2020 from a 34-year career as a civilian employee of the Department of Defense. She served from 2007-2020 in various Senior Executive Service positions (equivalent to general officer or flag officer rank in the U.S. Armed Forces). From 2015-2020 she was the Executive Director for the Navy Expeditionary Combat Command, responsible to man, train and equip the Navy’s 19,000+ Expeditionary Sailors. Her other Senior Executive assignments included the Office of the Assistant Secretary of the Army (Acquisition, Logistics and Technology), the Office of the Assistant Secretary of Defense for Research and Engineering, and Deputy Director for Programming on the Chief of Naval Operations staff, responsible to develop the annual $125B U.S. Navy budget. From 2001-2007 Ms. Harned served in a variety of positions on the Chief of Naval Operations staff, and from 1993-2001 she led sonar research programs at the Office of Naval Research. She began her career at the Naval Air Warfare Center, developing sonar signal processing techniques for anti-submarine warfare. She has her bachelor’s and master’s degrees in electrical engineering. Our Board believes that Ms. Harned's significant senior leadership and industry-specific experience enables her to effectively serve as a director on our Board.

Vice Admiral William H. Hilarides (retired) was appointed to our Board in August 2019 on the recommendation of the Nominating Committee. Mr. Hilarides is a graduate of the U.S. Naval Academy and was commander of Naval Sea Systems Command ("NAVSEA") prior to his retirement in 2016. As NAVSEA commander, he oversaw a global workforce of more than 56,000 military and civilian personnel responsible for the development, delivery and maintenance of the Navy's ships, submarines and systems. He held a number of other posts during his career, including director, Advanced Submarine Research and Development, program manager of the SSGN Program, program executive officer for submarines and commander of the nuclear submarine USS Key West. Our Board believes that this experience managing large complex organizations and knowledge of sophisticated marine technologies enables Mr. Hilarides to effectively serve as a director on our Board.

Biographies of Officers

Our executive officers are elected annually by our Board and serve one-year terms or until their death, resignation, or removal by our Board. There are no family relationships between any of our directors and executive officers. In addition, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any person was selected as a director or an executive officer, respectively.

Robert P. Capps’ biographical information may be located under “Our Board.”

Mark A. Cox joined MIND as Vice President Finance and Accounting in February 2017, and was appointed Chief Accounting Officer in May 2017. In August 2021, Mr. Cox was appointed as our Chief Financial Officer. Prior to joining Mitcham, Mr. Cox was employed by Key Energy Services, Inc., an oilfield service company, where he served as Vice President, Controller and Principal Accounting Officer from March 2012 to October 2016, and Vice President, Tax, from October 2009 to March 2012. From December 2008 to September 2009, Mr. Cox served as Chief Financial Officer for Recon International, a privately held company providing construction services to military and private organizations in Afghanistan. From August 1990 through November 2008, Mr. Cox held a variety of positions with BJ Services Company, including Director of Tax, Middle East Region Controller and Assistant Corporate Controller. He also worked in the tax practice of Arthur Andersen LLP from 1986 to 1990. Mr. Cox is a Certified Public Accountant (inactive) and holds a Bachelor of Accountancy degree from Houston Baptist University.

Determination of Director Independence

As required under the NASDAQ Listing Standards, a majority of the members of our Board must qualify as independent, as affirmatively determined by our Board. Our Board evaluated all relevant transactions and relationships between each director, or any of his or her family members, and our company, senior management and independent registered public accounting firm. Based on this evaluation, our Board has determined that Thomas S. Glanville, Vice Admiral William H. Hilarides, Nancy J. Harned, Alan P. Baden and Peter H. Blum are each an independent director, as that term is defined in the NASDAQ Listing Standards. Messrs. Glanville, Hilarides, Baden and Blum, and Ms. Harned constitute a majority of the members of our Board.

Robert P. Capps is not independent because he currently serves as our Chief Executive Officer and President.

Attendance at Board and Committee Meetings

During the fiscal year ended January 31, 2023 (referred to as “fiscal 2023”), our Board held nine meetings. Each individual serving as a director during such period attended all meetings of our Board and the Board committees on which he served during the fiscal year.

Attendance at Annual Meetings

Our policy is to encourage our directors to attend the annual meetings of our shareholders. All nominees who were serving as directors in July 2022 attended the annual meeting of our shareholders in July 2022.

Leadership Structure and Role in Risk Oversight

Our Board separated the positions of Chairman of our Board and Chief Executive Officer in 2004. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman to lead our Board in its fundamental role of providing advice to, and independent oversight, of management. Our Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to this position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as our Board’s oversight responsibilities continue to grow. While our Bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our Board believes that having separate positions and having an independent outside director serve as Chairman is the appropriate leadership structure for our company at this time and demonstrates our commitment to good corporate governance. The Board periodically reviews the leadership structure and may make changes in the future.

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

Our Board believes that establishing the right “tone at the top” and that full and open communication between management and our Board are essential for effective risk management and oversight. Our Chairman has regular discussions with our Chief Executive Officer and other senior officers to discuss strategy and risks facing our company. Senior management attends the quarterly Board meetings and is available to address any questions or concerns raised by our Board on risk management-related and any other matters. Each quarter, our Board receives presentations from senior management on strategic matters involving our operations.

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

Stockholder Communications with Our Board

Our Board welcomes communications from our shareholders. Shareholders may send communications to our Board, or any director in particular, by contacting us by mail at MIND Technology, Inc., 2002 Timberloch Place, Suite 550, The Woodlands, Texas 77380-1187, Attention: Corporate Secretary or via e-mail through our website at http://www.mind-technology.com. Each communication must (1) identify the sender, (2) identify the applicable director(s) and (3) contain the information necessary to enable the director(s) to contact the sender. Our Corporate Secretary will relay this information to the applicable director(s) and request that the sender be contacted as soon as possible.

Our Governance Practices

General

We are committed to sound corporate governance principles. To evidence this commitment, our Board has adopted charters for its committees and a Code of Ethics. These documents provide the framework for our corporate governance. A complete copy of the current version of each of these documents is available on our website at http://www.mind-technology.com or in print, free of charge, to any shareholder who requests it by contacting us by mail at MIND Technology, Inc., 2002 Timberloch Place, Suite 550, The Woodlands, Texas 77380-1187, Attention: Corporate Secretary, or by telephone (281) 353-4475. Our Board regularly reviews corporate governance developments and modifies our governance documents as appropriate.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and our Corporate Controller, to ensure that our business is conducted in a legal and ethical manner.

All our directors, officers and employees are required to certify their compliance with the Code of Ethics. The Code of Ethics requires that any exception to or waiver for an executive officer or director be made only by our Board and disclosed as required by law and the listing standards of The NASDAQ Stock Market LLC (the “NASDAQ Listing Standards”). To date, we have neither received any requests for, nor granted, waivers of the Code of Ethics for any of our executive officers or directors.

Among other things, the Code of Ethics addresses:

●	conflicts of interest;

●	insider trading;

●	record keeping and questionable accounting or auditing matters;

●	corporate opportunities;

●	confidentiality;

●	competition and fair dealing;

●	compliance with laws and regulations, including the Foreign Corrupt Practices Act of 1977 and similar laws in other countries in which we operate;

●	protection and proper use of our company assets; and

●	reporting of any illegal or unethical behavior.

It is our policy that there shall be no acts of retaliation, intimidation, threat, coercion or discrimination against any individual for truthfully reporting, furnishing information or assisting or participating in any manner in an investigation, compliance review or other activity related to the administration of the Code of Ethics.

Hedging

We prohibit short sales, hedging, and transactions in derivatives of the Company’s securities for all personnel, including directors, officers, and employees. We allow for certain portfolio diversification transactions, such as investments in exchange funds.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended January 31, 2023 all filing requirements applicable to the Reporting Persons were timely met except that Mr. Blum did not timely file a Form 4 in connection with the purchase of shares of Series A preferred stock on June 16, 2022, due to administrative oversight.

Committees of Our Board

Our Board has standing Audit, Compensation, Strategic Planning and Nominating Committees. Our Board, in its business judgment, has determined that each committee is comprised entirely of independent directors as currently required under the NASDAQ Listing Standards and applicable rules and requirements of the Securities and Exchange Commission, including the rules and requirements specifically applicable to the members of each committee. Each committee is governed by a written charter approved by the full Board.

Audit Committee

The Audit Committee has been established to assist our Board in:

●	overseeing the quality and integrity of our financial statements and other financial information we provide to any governmental body or the public;

●	overseeing our compliance with legal and regulatory requirements;

●	overseeing the independent registered public accounting firm’s qualifications, independence and performance;

●	overseeing our systems of internal controls regarding finance, accounting and legal compliance that our management and our Board have established;

●
facilitating an open avenue of communication among the registered independent accountants, financial and senior management, and our Board, with the registered independent accountants being accountable to the Audit Committee; and

●	performing such other duties as directed by our Board.

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

During fiscal 2023, the Audit Committee held five meetings. The Audit Committee currently consists of Messrs. Glanville (Chairman), Baden and Hilarides. Our Board has determined that all members of the Audit Committee are independent as that term is defined in the NASDAQ Listing Standards and Rule 10A-3 promulgated under the Exchange Act. Our Board also has determined that each member of the Audit Committee is financially literate, and that Mr. Glanville has the necessary accounting and financial expertise to serve as chairman. Further, our Board has determined that each of Messrs. Glanville, Hilarides and Baden is an “audit committee financial expert” following a determination that each of them met the criteria for such designation under the Securities and Exchange Commission’s rules and regulations. For information regarding the business experience of each of the members of the Audit Committee, see “Directors, Executive Officers and Corporate Governance - Our Board.”

Compensation Committee

Pursuant to its charter, the purposes of our Compensation Committee are to:

●	review, evaluate and approve the agreements, plans, policies and programs to compensate our officers and directors;

●
review and discuss with our management the Compensation Discussion and Analysis to be included in the proxy statement for our annual meeting of shareholders and to determine whether to recommend to our Board that the Compensation Discussion and Analysis be included in the proxy statement, in accordance with applicable rules and regulations;

●	produce the Compensation Committee Report for inclusion in the proxy statement, in accordance with applicable rules and regulations;

●	otherwise discharge our Board’s responsibilities relating to compensation of our officers and directors; and

●	perform such other functions as our Board may assign to the committee from time to time.

In connection with these purposes, our Board has entrusted the Compensation Committee with the overall responsibility for establishing, implementing and monitoring the compensation for our executive officers. In general, executive compensation matters are presented to the Compensation Committee or raised with the Compensation Committee in one of the following ways: (1) at the request of the Compensation Committee Chairman or another Compensation Committee member or member of our Board, (2) in accordance with the Compensation Committee’s agenda, which is reviewed by the Compensation Committee members and other directors on an annual basis, (3) by our Chief Executive Officer or (4) by the Compensation Committee’s outside compensation consultant, if a consultant has been engaged by the Compensation Committee.

The Compensation Committee works with the management team to implement and promote our executive compensation strategy. The most significant aspects of management’s involvement in this process are:

●	preparing materials in advance of Compensation Committee meetings for review by the Compensation Committee members;

●	evaluating employee performance;

●	establishing our business goals; and

●	recommending compensation arrangements and components for our employees.

Our Chief Executive Officer is instrumental to this process. Specifically, our Chief Executive Officer assists the Compensation Committee by:

●	providing background information regarding our business goals;

●	annually reviewing performance of each of our executive officers (other than themselves); and

●	recommending compensation arrangements and components for our executive officers (other than themselves).

Our other executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with our Chief Executive Officer.

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

During fiscal 2023, the Compensation Committee held two meetings. The Compensation Committee currently consists of Messrs. Blum (Chairman), Baden, Glanville and Hilarides.

Strategic Planning Committee

The purpose of the Strategic Planning Committee, as stated in its charter, is to assist our Board and the Chief Executive Officer in their oversight of our long-term strategy development and implementation. In fulfilling this role, from time to time, the Strategic Planning Committee reviews with management the key issues, options and external developments impacting our strategy. In addition, the committee monitors enterprise risks that may affect us and assists management in addressing such risks in our strategic plan.

During fiscal 2023, the Strategic Planning Committee did not meet. The Strategic Planning Committee currently consists of Messrs. Blum (Chairman), Glanville and Hilarides, and Ms. Harned.

Nominating Committee

The purposes of the Nominating Committee, as stated in its charter, include the following:

●	identifying individuals qualified to become Board members;

●	recommending to our Board the persons to be nominated by our Board for election as directors at the annual meeting of shareholders; and

●	performing such other functions as our Board may assign to the committee from time to time.

During fiscal 2023, the Nominating Committee met one time. The Nominating Committee currently consists of Messrs. Blum (Chairman), Glanville and Hilarides.

Director Nomination Process

The Nominating Committee is responsible for establishing criteria for selecting new directors, actively seeking individuals to become directors and recommending such individuals to our Board. In seeking candidates for our Board, the Nominating Committee will consider the entirety of each candidate’s credentials. Currently, the Nominating Committee does not require director candidates to possess a specific set of minimum qualifications, as different factors may assume greater or lesser significance at particular times, and the needs of our Board may vary in light of its composition and the Nominating Committee’s perceptions about future issues and needs. However, while the Nominating Committee does not maintain a formal list of qualifications, in making its evaluation and recommendation of candidates, the Nominating Committee may consider, among other factors, diversity, age, skill, experience in the context of the needs of our Board, independence qualifications and whether prospective nominees have relevant business and financial experience, have industry or other specialized expertise and have high moral character. As set forth above, the Nominating Committee may consider diversity as one of a number of factors in identifying nominees for director and will continue to seek opportunities to enhance the diversity of directors serving on our Board. It does not, however, have a formal policy in this regard. The Nominating Committee views diversity broadly to include diversity of experience, skills and viewpoint as well as traditional diversity concepts such as race or gender.

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

Stockholders or a group of stockholders may recommend potential candidates for consideration by the Nominating Committee by sending a written request to our Corporate Secretary at MIND Technology, Inc., 2002 Timberloch Place, Suite 550, The Woodlands, Texas 77380-1187.

ITEM 11.         EXECUTIVE COMPENSATION.

We are currently considered a “smaller reporting company,” within the meaning of the Securities Act of 1933, for purposes of the Securities and Exchange Commission’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding the compensation of our Named Executive Officers. Further, our reporting obligations extend only to the individuals serving as our principal executive officer and the two most highly compensated executive officers, following our principal executive officer. For fiscal 2023, our “Named Executive Officers” were:

Name	Position
Robert P. Capps	President, Chief Executive Officer
Mark A. Cox	Vice President and Chief Financial Officer
Dennis P. Morris	Former Vice President and Chief Operating Officer

Summary Compensation Table for Fiscal Year Ended January 31, 2023

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during fiscal years 2023 and 2022.

Name and Principal Position	Fiscal Year Ended Jan 31	Salary	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total

Robert P. Capps	2023	285.000	—	48,767	13,434	347,201
President, CEO	2022	262,500	—	72,487	12,838	347,825

Mark A. Cox	2023	230,000	—	29,260	11,234	270,494
VP and CFO	2022	218,000	—	41,421	10,658	270,079

Dennis P. Morris	2023	225,625	—	—	105,975	331,600
Former VP and COO (1)	2022	285,000	—	62,132	82,785	429,917

(1)
Mr. Morris resigned, by mutual agreement, from his position of Vice President and Chief Operating Officer on April 15, 2022. The amounts reported for 2023 include all compensation that was paid to Mr. Morris during fiscal 2023.

(2)	There were no stock awards granted during fiscal 2023 or 2022.

(3)
This column includes the grant date fair value of the option awards granted to our Named Executive Officers in fiscal 2022 and 2023, computed in accordance with FASB ASC Topic 718 and determined without regard to estimated forfeitures. These amounts reflect our accounting valuation of these awards, and do not correspond to any actual value that may be recognized by our Named Executive Officers. The assumptions used in the calculation of these amounts are discussed in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The fiscal 2023 option awards were granted on August 3, 2022 to Messrs. Capps and Cox. The fiscal 2022 option awards were granted on August 5, 2021 to Messrs. Capps, Morris and Cox. See “Executive Compensation-- Outstanding Equity Awards Value at Fiscal 2023 Year-End Table” for more details of the option awards granted to our Named Executive Officers in fiscal 2022 and 2023.

(4)	The amounts reflected in the “All Other Compensation” column for fiscal 2023 consist of the following:

Name	Life Insurance Premiums	401(k) Matching Contributions	Others (a)	Total
	$	$	$	$
Robert P. Capps	2,034	11,400	—	13,434
Mark A. Cox	2,034	9,200	—	11,234
Dennis P. Morris	809	4,322	100,844	105,975

(a) Reflects the yearly bonus of $71,250 stipulated in Mr. Morris's employment agreement dated April 21, 2020, and a $29,594 payout for unused vacation upon Mr. Morris’s termination

Narrative Disclosure to Summary Compensation Table

Base Salaries

We provide our Named Executive Officers with an annual base salary to compensate them for services rendered to us during the year.

In addition to providing a base salary that the Compensation Committee considers to be competitive with the market, we determine base salaries based on the duties and responsibilities of each officer, retention concerns, and a desire to align the salary level of each of our Named Executive Officers to promote internal pay equity relative to our other officers. To that end, annual salary adjustments are based on the Compensation Committee’s analysis of many individual factors, including:

●	the responsibilities of the officer;

●	the period over which the officer has performed these responsibilities;

●	the scope, level of expertise and experience required for the officer’s position;

●	the strategic impact of the officer’s position;

●	the potential future contribution and demonstrated individual performance of the officer; and

●	the general economic environment in which we are currently operating.

In addition to individual factors listed above, the Compensation Committee considers our overall business performance, such as our net earnings, earnings before interest, taxes, depreciation and amortization (or EBITDA), sales growth and implementation of directives. While these metrics generally provide context for making base salary decisions, base salary decisions do not depend on the attainment of specific goals or performance levels, no specific weighting is given to any one factor over another, and specific performance criteria or targets are not communicated to our Named Executive Officers. Base salaries are generally reviewed annually but are not automatically increased if the Compensation Committee believes that an award in other elements of compensation would be more appropriate in light of the Compensation Committee’s stated objectives.

Bonus Awards

Our annual cash bonus awards are designed to reward our executive officers for achieving performance results that are important to our operations and that contribute to the creation of stockholder value.

For fiscal 2023, the Compensation Committee determined that given the Company’s recent performance and financial position, cash bonuses would not be appropriate. Accordingly, no cash bonuses were awarded for fiscal 2023.

Long-Term Equity-Based Incentives

Our long-term equity-based incentive program is designed to give our key employees a longer-term stake in our company, act as a long-term retention tool and align employee and shareholder interests by aligning compensation with growth in shareholder value. To achieve these objectives, we have historically relied on a combination of grants of stock options and restricted stock, which are subject to vesting requirements and are made under the MIND Technology, Inc. Amended and Restated Stock Awards Plan (the “Stock Awards Plan”).  In its considerations of whether or not to grant equity awards to our Named Executive Officers and, if equity awards are so granted, in its considerations of the type and size of the awards, the Compensation Committee considers the Company-level performance, the applicable officer’s performance, comparative share ownership by similarly situated executives of comparable companies, the amount of equity previously awarded to the applicable officer and the vesting schedule of outstanding awards. While there is no formal weighting of these elements, the Compensation Committee considers each in its analysis.

No restricted stock awards were granted in fiscal 2023 or 2022. In August 2022, the Compensation Committee granted options to purchase to each of our Named Executive Officers as follows: Mr. Capps - options to purchase 100,000 shares of common stock; Mr. Cox - options to purchase 60,000 shares of common stock. The closing stock price on the grant date was $0.79 per share. The options vest in equal one-third increments on each of August 3, 2023, August 3, 2024, and August 3, 2025, subject to the applicable Named Executive Officer’s continued employment through each such vesting date. The vesting provisions are consistent with those of equity awards granted by our Peer Companies and further facilitate our retention efforts.

Outstanding stock options granted to the Named Executive Officers under our Stock Awards Plan will become fully vested and exercisable upon a Named Executive Officer’s death or termination of employment due to disability or upon a change in control of the Company. Such options that become vested and exercisable due to death or disability will remain exercisable until the earlier to occur of (1) the end of the original ten-year term of the option or (2) the date that is one-year following the date of death or termination of employment due to disability, as applicable. Options that become vested and exercisable due to a change of control will remain exercisable for the remainder of the applicable ten-year term as provided under the option award agreement. Any outstanding stock options (whether vested or unvested) will be cancelled without payment if the Named Executive Officer is terminated for cause. If the Named Executive Officer is terminated for any reason other than cause, death or disability, (A) any unvested stock options will be cancelled without payment, and (B) any vested stock options will remain exercisable for the lesser of the original term of the option or the three-month period following the date of termination.

For purposes of the outstanding stock options granted to our Named Executive Officers under our Stock Awards Plan, “cause” generally means:(1) the Named Executive Officer acts dishonestly, and the direct or indirect consequence (or intended consequence) of such action is personal enrichment to that executive at the expense of the Company or any affiliate, (2) the Named Executive Officer is unwilling to perform his duties in a satisfactory manner (as determined in good faith by our Board) or (3) the Named Executive Officer fails to consistently perform his duties at a level that our Board has, by written notice, informed the officer is expected from him. A Named Executive Officer will be considered “disabled” if he becomes entitled to benefits under our long-term disability plan.

Pursuant to our Plan, a “change in control” for purposes of the stock options held by our Named Executive Officers means the occurrence of any of the following events:

●
we are not the surviving entity in any merger, consolidation or other reorganization with (or we survive only as a subsidiary of) an entity other than a previously wholly-owned subsidiary of the Company;

●	we sell, lease or exchange all or substantially all of our assets to a third party;

●	we dissolve or liquidate the Company;

●	any person or entity acquires ownership of our securities which represent 35% or more of the voting power of our then outstanding securities entitled to vote in the election of directors; or

●
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

●
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

●
Perquisites and Other Personal Benefits.  We believe that the total mix of compensation and benefits provided to our executive officers is competitive, and perquisites should generally not play a large role in our executive officers’ total compensation. As a result, the perquisites and other personal benefits we may provide to our executive officers are limited. We currently do not provide our Named Executive Officers any perquisites or other personal benefits.

Employment, Severance or Change in Control Agreements

On September 11, 2017, we entered into an employment agreement with Mr. Capps. We entered into the employment agreement to ensure that our Mr. Capps will perform his role for an extended period of time. The employment agreement has a two-year initial term which automatically renews and extends for a period of twelve months upon expiration of the initial term or any then-existing renewal term unless a written notice of nonrenewal is delivered by either party not less than 60 days prior to expiration of the then-existing term.

The employment agreement currently provides for an annualized base salary equal to $285,000 for Mr. Capps, subject to increase from time-to-time at the discretion of the Compensation Committee. In the event that Mr. Capps’s employment is terminated by us without cause, or by Mr. Capps for good reason, he will, subject to execution and non-revocation of a release of claims, be eligible to receive a severance payment in an amount equal to two times the sum of annualized base salary then in effect plus the greater of (a) the amount of the bonus received for the most recently completed bonus year and (b) 25% of annualized base salary then in effect.

On April 15, 2022, (the “Resignation Date”), the Company announced the resignation by mutual agreement of Mr. Morris. In connection with Mr. Morris’ departure, the Company and Mr. Morris entered into a Separation and Release Agreement (the “Separation Agreement”), pursuant to which Mr. Morris is entitled to receive (i) cash payments equal to $213,750, less applicable withholdings and taxes, with $71,250 of such amount paid as a lump sum within 45 days of the Resignation Date, and the remaining $142,500 paid in equal or nearly equal installments over the six-month period following the Effective Date; and (ii) the accelerated vesting of options to purchase 310,000 shares of the Company’s common stock and 15,000 shares of the Company’s restricted stock, all of which vested as of the effective date of the Separation Agreement. The Separation Agreement contains a release of claims and incorporates customary non-disclosure, non-solicitation and non-disparagement obligations.

Under the employment agreements, the following terms are generally defined as follows:

● “cause” is deemed to exist if an executive: (1) engages in fraud, breach of fiduciary duty, theft or embezzlement against the Company or its affiliates, (2) willfully refuses to perform his duties, (3) materially breaches the confidentiality, non-competition or non-solicitation obligations under his employment agreement, (4) is convicted of, or pleads guilty to, a felony or crime involving moral turpitude, (5) engages in willful misconduct or gross negligence in the performance of his duties that could have a material adverse effect on the Company or, (6) materially breaches and violates the Companies policies pertaining to sexual harassment, discrimination or insider trading.

● “good reason” is defined as: (1) a material reduction in the executive’s position, responsibilities or duties, (2) relocation of the geographic location of the executive’s place of employment by more than 50 miles, or (3) a material breach by the Company of any provision of the employment agreement; and

● a “disability” will exist if the applicable executive is entitled to receive long-term disability benefits under the Company's disability plan.

The employment agreement also contains non-solicitation and non-compete provisions that are effective during the term of the employment agreement and for 24 months following the date of termination.

Results of Prior Year Advisory Vote on Executive Compensation and Fiscal 2023 Compensation Decisions

In determining the appropriateness of our executive compensation program, the Committee considers, among other things, the results of the prior year’s advisory vote on executive compensation (“say-on-pay”). At our fiscal 2022 Annual Meeting of Shareholders, the proposal to approve the compensation of our Named Executive Officers received the support of approximately 89% of our shareholders voting in favor of our Named Executive Officer compensation. The level of support is calculated based on votes in favor of the proposal divided by the sum of votes against the proposal plus votes in favor of the proposal.

In light of the favorable say-on-pay vote at our fiscal 2022 Annual Meeting of Stockholders, the Compensation Committee took the following actions in fiscal 2023 with respect to the compensation of our Named Executive Officers:

●	Established that cash bonuses were not warranted for fiscal 2023.

●	Did not grant “full value” stock awards to Named Executive Officers for fiscal 2023.

Outstanding Equity Awards Value at Fiscal 2023 Year-End Table

The following table provides information concerning all equity awards granted to our Named Executive Officers that were outstanding as of January 31, 2023.

Outstanding Equity Awards as of January 31, 2023

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Robert P. Capps	60.000		—		5.00	5/27/2025
	60.000		—		2.80	1/12/2026
	90.000		—		4.62	2/15/2027
	50,000		—		3.79	7/12/2028
	50,000		—		4.19	7/23/2029
	23,333		46,667	(1)	1.97	8/5/2031
	—		100,000	(2)	0.79	8/3/2032

Dennis P. Morris	250,000	(3)	—		1.25	3/31/2030
	60,000	(3)	—		1.97	8/05/2031

Mark A. Cox	30,000		—		4.64	2/22/2027
	20,000		—		3.79	7/12/2028
	20,000		—		4.19	7/23/2029
	13.333		26,667	(1)	1.97	8/5/2031
	—		60,000	(2)	0.79	8/3/2032

(1)
The unexercisable stock options granted on August 5, 2021 will become exercisable as follows so long as the applicable executive remains employed through the respective vesting date: one-half on August 5, 2023; and one-half on August 5, 2024.

(2)
The unexercisable stock options granted on August 3, 2022 will become exercisable as follows so long as the applicable executive remains employed through the respective vesting date: one-third on August 3, 2023; one-third on August 3, 2024; and one-third on August 3, 2025.

(3)
Pursuant to the terms of the Separation Agreement, all of Mr. Morris' outstanding options vested as of the date of the Separation Agreement and will expire on the third anniversary of the date of the Separation Agreement.

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

Director Compensation for the Year Ended January 31, 2023

The following table sets forth a summary of the compensation earned or paid to our non-employee directors during the fiscal year ended January 31, 2023. Mr. Capps, who is our full-time employee, received no compensation for serving as a director.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)(2)	($)
Peter H. Blum Non-Executive Chairman	131,375	—	34,136	165,511
Robert J. Albers (3)	23,375	—	—	23,375
Alan P. Baden	43,875	5,500	53,005	102,380
Thomas S. Glanville	71,000	—	21,945	92,945
Nancy P. Harned	45,000	5,500	53,005	103,505
William H. Hilarides	72,500	—	21,945	94,445

(1)
This column includes the grant date fair value of the stock awards granted to our non-employee directors computed in accordance with FASB ASC Topic 718 and determined without regard to estimated forfeitures. These amounts reflect our accounting valuation of these awards. The assumptions used in the calculation of these amounts are discussed in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The 2023 stock awards were granted to Mr. Baden and Ms. Harned on May 2, 2023.

(2)
This column includes the grant date fair value of the option awards to our non-employee directors computed in accordance with FASB ASC Topic 718 and determined without regard to estimated forfeitures. These amounts reflect our accounting valuation of these awards, and do not correspond to the actual value that may be recognized by our non-employee directors. The assumptions used in the calculation of these amounts are discussed in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. As of January 31, 2023, Messrs. Blum, Glanville, Hilarides, and Baden, and Ms. Harned held a total of 283,000, 203,000, 130,000, 85,000 and 85,000 unexercised stock options, respectively.

(3)	Mr. Albers passed away on February 26, 2022. The outstanding stock options held by Mr. Albers vested immediately upon his death and expired on February 26, 2023.

Retainer and Fees

Pursuant to our summary of non-employee director compensation, adopted as of April 30, 2022 (the “Director Compensation Summary”), each non-employee director is eligible to receive an annual retainer of $32,000, plus the following supplemental cash retainers, as applicable:

Fiscal 2023
Annual supplemental cash retainers:	$
Non-executive chairman	50,000
Member of Audit Committee	7,500
Chairman of Audit Committee	8,500
Member of Compensation Committee	5,000
Chairman of Compensation Committee	6,000
Member of Nominating Committee	4,000
Chairman of Nominating Committee	4,000
Member of Strategic Planning Committee	10,000
Chairman of Strategic Planning Committee	30,000
Each Board meeting attended	3,500

Equity-Based Compensation

In addition to cash compensation, our non-employee directors are eligible, at the discretion of our full Board, to receive discretionary grants of stock options or restricted stock or any combination thereof under our equity compensation plans. For the fiscal year ended January 31, 2023, the Board granted our non-employee directors stock options and equity awards under our Stock Awards Plan. Specifically, on August 3, 2022, our Board granted 45,000 options to Messrs. Glanville, Hilarides and Baden, and Ms. Harned, and 70,000 options to Mr. Blum, in each case, at an exercise price of $0.77. The options vest as follows: one-third on August 3, 2023, one-third on August 3, 2024, and one-third on August 3, 2025. Additionally, on May 2, 2022, our Board granted 5,500 shares of stock to each of Mr. Baden and Ms. Harned. The shares of stock vest as follows: one-third on May 2, 2023, one-third on May 2, 2024, and one-third on May 2, 2025. For the fiscal year ended January 31, 2022, the Board granted our non-employee directors stock options under our Stock Awards Plan. Specifically, on August 5, 2021, our Board granted 45,000 options to Messrs. Albers, Glanville, and Rowland, and 70,000 options to Mr. Blum, in each case, at an exercise price of $1.97. The options vest as follows: one-third on August 5, 2022, one-third on August 5, 2023, and one-third on August 5, 2024. For the fiscal year ended January 31, 2022, the Board did not grant our non-employee directors equity awards under our Stock Awards Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is now, or at any time has been, employed by or served as an officer of MIND Technology, Inc. or any of its subsidiaries or has any substantial business dealings with MIND Technology, Inc. or any of its subsidiaries. None of our executive officers are now, or at any time has been, a member of the compensation committee or board of directors of another entity, one of whose executive officers has been a member of the Compensation Committee or our Board.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The Stock Awards Plan has been approved by the stockholders of the Company and is the only equity compensation plan maintained by the Company. The Company does not maintain an equity compensation plan that has not been approved by our stockholders. The following table contains information about the Stock Awards Plan as of January 31, 2023.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Stock Awards Plan	4,106,000	$2.84	180,000
Total	4,106,000	$2.84	180,000

Principal Holders of Securities

The following table sets forth the beneficial ownership of the outstanding shares of common stock and Series A Preferred Stock as of May 30, 2023 with respect to each person, other than our directors and officers, who we know to be the beneficial owner of more than 5% of our issued and outstanding common stock or Series A Preferred Stock, respectively.

	Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class(2)
Mitsubishi Heavy Industries, Ltd
6-1, 6-Chrome Hikoshima-Enoura-Cho Shimonoseki 750-8505 Japan	174,046	10.3%

(1)
“Beneficial ownership” is a term broadly defined by the Securities and Exchange Commission in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of May 30, 2023 if that person or group has the right to acquire shares within 60 days after such date.

(2)	Based on total shares outstanding of 1,682,985 on May 30, 2023 unless otherwise indicated.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our common stock or Series A Preferred Stock.

Security Ownership of Management

The following table sets forth the beneficial ownership of common stock as of May 30, 2023 by: (1) each of the executive officers named in the Summary Compensation Table below, (2) each of our directors and director nominees and (3) all current directors and executive officers as a group. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise indicated in the footnotes to the table.

In addition to the beneficial ownership(1) of common stock listed below, Peter H. Blum owns 21,696 shares, or approximately 1.3%, of our Series A Preferred Stock.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares		Percent of Class(2)
Peter H. Blum	878,970	(3)	6.4%
Alan P. Baden	15,167	(4)	*
Robert P. Capps	395,263	(5)	2.9%
Thomas S. Glanville	148,500	(6)	1.1%
Nancy J. Harned	15,167	(7)	*
William H. Hilarides	60,500	(8)	*
Mark A. Cox	83,333	(9)	*
All current directors and executive officers as a group (7 persons)	1,596,900	(10)	11.6%

*	Less than 1%

(1)
“Beneficial ownership” is a term broadly defined by the Securities and Exchange Commission in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of May 30, 2023 if that person or group has the right to acquire shares within 60 days after such date.

(2)	Based on total shares outstanding of 13,788,738 on May 30, 2023 and shares which such individual has the right to acquire within 60 days of May 30, 2023.

(3)	Includes 166,333 shares underlying exercisable options, 6,000 shares owned by Mr. Blum’s spouse’s individual retirement account.

(4)	Includes 13,333 shares underlying exercisable options.

(5)	Includes 333,333 shares underlying exercisable options.

(6)	Includes 128,000 shares underlying exercisable options.

(7)	Includes 13,333 shares underlying exercisable options.

(8)	Includes 55,000 shares underlying exercisable options.

(9)	Includes 83,333 shares underlying exercisable options.

(10)	Includes 792,667 shares underlying exercisable options.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independent Directors

Please see Item 10, “Determination of Director Independence"

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

●
the Audit Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

●	the transaction is approved by the disinterested members of our Board; or

●	the transaction involves compensation approved by the Compensation Committee.

For these purposes, a “Related Person” is:

●	a senior officer (which includes, at a minimum, each executive vice president and Section 16 officer) or director;

●	a stockholder owning more than 5% of our company (or its controlled affiliates);

●	a person who is an immediate family member of a senior officer or director; or

●	an entity which is owned or controlled by someone listed above, or an entity in which someone listed above has a substantial ownership interest or control of that entity.

For these purposes, a “Related Person Transaction” is a transaction between our company and any Related Person (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than:

●	transactions available to all employees generally; and

●	transactions involving less than $5,000 when aggregated with all similar transactions.

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

Transactions

Since the beginning of fiscal 2023, we have not participated in (or proposed to participate in) any transactions with Related Persons except as described below. Each of these Related Person Transactions was approved under our policy for reviewing Related Person Transactions.

Transactions with Members of the Board of Directors

In September 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). Pursuant to the Equity Distribution Agreement, the Company may sell up to 500,000 shares of our 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share, with liquidation preference of $25.00 per share (the “Series A Preferred Stock”) and 5,000,000 shares of $0.01 par value common stock (“Common Stock”) through the Agent through an at-the-market program (the “ATM Offering Program”). The Co-Chief Executive Officer and Co-President of the Agent, Peter H. Blum, is the Non-Executive Chairman of the Board. Under the Equity Distribution Agreement, the Agent is entitled to compensation of up to 2.0% of the gross proceeds from the sale of Series A Preferred Stock under the ATM Offering Program.

During fiscal 2023, the Company did not issue shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees And Expenses of Moss Adams LLP

The following table sets forth the amount of audit fees, audit-related fees and tax fees billed or expected to be billed by Moss Adams LLP, our independent registered public accounting firm, for the fiscal years ended January 31, 2023 and January 31, 2022:

	2023	2022
Audit fees(1)	$466,496	$416,750
Total Fees	$466,496	$416,750

(1)	Includes the audit of our annual consolidated financial statements and the review of our Quarterly Reports on Form 10-Q.

There were no fees billed by Moss Adams LLP for fiscal years ended January 31, 2023, and January 31, 2022 that would constitute “Audit-Related Fees”, “Tax Fees” or “Other Fees”.

Audit Committee Pre-Approval Policies and Procedures

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The Part IV (Item 15) of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(b) Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibits 31.1 and 31.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit	Document Description	Form	Exhibit
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2023	By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President – Chief Executive Officer and Director
(Principal Executive Officer)