Form 10-Q
period 2023-04-30
MIND TECHNOLOGY, INC
filed 2023-06-14
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,788,738 shares of common stock, $0.01 par value, were outstanding as of June 13, 2023.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$815	$778
Accounts receivable, net of allowance for doubtful accounts of $504 at each of April 30, 2023 and January 31, 2023	7,390	3,993
Inventories, net	14,339	15,318
Prepaid expenses and other current assets	1,088	2,144
Total current assets	23,632	22,233
Property and equipment, net	3,787	3,945
Operating lease right-of-use assets	1,762	1,749
Intangible assets, net	4,664	4,931
Total assets	$33,845	$32,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$4,101
Deferred revenue	486	164
Accrued expenses and other current liabilities	2,638	2,247
Income taxes payable	1,723	1,516
Operating lease liabilities - current	753	903
Note payable, net	3,139	—
Total current liabilities	9,945	8,931
Operating lease liabilities - non-current	1,009	846
Deferred tax liability	29	29
Total liabilities	10,983	9,806
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of April 30, 2023 and January 31, 2023	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 15,721 shares issued at each of April 30, 2023 and January 31, 2023	157	157
Additional paid-in capital	129,630	129,580
Treasury stock, at cost (1,933 shares at each of April 30, 2023 and January 31, 2023 )	(16,863)	(16,863)
Accumulated deficit	(127,875)	(127,635)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	22,862	23,052
Total liabilities and stockholders’ equity	$33,845	$32,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2023	2022
Revenues:
Sale of marine technology products	$12,586	$9,087
Total revenues	12,586	9,087
Cost of sales:
Sale of marine technology products	7,169	5,798
Total cost of sales	7,169	5,798
Gross profit	5,417	3,289
Operating expenses:
Selling, general and administrative	3,874	4,272
Research and development	773	1,014
Depreciation and amortization	481	479
Total operating expenses	5,128	5,765
Operating income (loss)	289	(2,476)
Other expense:
Other, net	(111)	(118)
Total other expense	(111)	(118)
Income (loss) from continuing operations before income taxes	178	(2,594)
Provision for income taxes	(418)	(211)
Net loss from continuing operations	(240)	(2,805)
Income from discontinued operations, net of income taxes	—	386
Net loss	$(240)	$(2,419)
Preferred stock dividends - declared	—	(947)
Preferred stock dividends - undeclared	(947)	—
Net loss attributable to common stockholders	$(1,187)	$(3,366)
Net loss per common share - Basic and Diluted
Continuing operations	$(0.09)	$(0.27)
Discontinued operations	$—	$0.03
Net loss	$(0.09)	$(0.24)
Shares used in computing net loss per common share:
Basic	13,789	13,775
Diluted	13,789	13,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2023	2022
Net loss	$(240)	$(2,419)
Change in cumulative translation adjustment	—	(3)
Comprehensive loss	$(240)	$(2,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(240)	$(2,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	481	479
Stock-based compensation	50	236
Provision for inventory obsolescence	—	23
Gross profit from sale of other equipment	(138)	(167)
Changes in:
Accounts receivable	(3,462)	(871)
Unbilled revenue	11	(26)
Inventories	979	(260)
Prepaid expenses and other current and long-term assets	1,308	286
Income taxes receivable and payable	206	(66)
Accounts payable, accrued expenses and other current liabilities	(2,788)	(622)
Deferred revenue and customer deposits	606	(115)
Net cash used in operating activities	(2,987)	(3,522)
Cash flows from investing activities:
Purchases of property and equipment	(57)	(107)
Sale of other equipment	138	283
Net cash provided by investing activities	81	176
Cash flows from financing activities:
Purchase of treasury stock	—	(1)
Net proceeds from short-term loan	2,945	—
Preferred stock dividends	—	(947)
Net cash provided by (used in) financing activities	2,945	(948)
Effect of changes in foreign exchange rates on cash and cash equivalents	(2)	(3)
Net increase (decrease) in cash and cash equivalents	37	(4,297)
Cash and cash equivalents, beginning of period	778	5,114
Cash and cash equivalents, end of period	$815	$817
Supplemental cash flow information:
Interest paid	$204	$4
Income taxes paid	$189	$277

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2023	15,721	$157	1,683	$37,779	$129,580	$(16,863)	$(127,635)	$34	$23,052
Net loss	—	—	—	—	—	—	(240)	—	(240)
Stock-based compensation	—	—	—	—	50	—	—	—	50
Balances, April 30, 2023	15,721	$157	1,683	$37,779	$129,630	$(16,863)	$(127,875)	$34	$22,862

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2022	15,705	$157	$1,683	$37,779	$128,926	$(16,862)	$(117,856)	$(1,881)	$30,263
Net loss	—	—	—	—	—	—	(2,419)	—	(2,419)
Foreign currency translation	—	—	—	—	—	—	—	(3)	(3)
Restricted stock issued	10	—	—	—	—	—	—	—	—
Restricted stock surrendered for tax withholding	—	—	—	—	—	(1)	—	—	(1)
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	236	—	—	—	236
Balances, April 30, 2022	15,715	$157	$1,683	$37,779	$129,162	$(16,863)	$(121,222)	$(1,884)	$27,129

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

The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), and Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide (the “Leasing Business”). Effective July 31, 2020, the Leasing Business has been classified as held for sale and the financial results reported as discontinued operations (see Note 3 – “Assets Held for Sale and Discontinued Operations” for additional details). All intercompany transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has a history of generating losses and negative cash from operating activities and may not have access to sources of capital that were available in prior periods. In addition, emerging supply chain disruptions and recent volatility in oil prices have created significant uncertainty in the global economy which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. Accordingly, substantial doubt has arisen regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $13.7 million as of April 30, 2023, including cash of approximately $815,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions and other administrative positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders of approximately $22.6 million as of April 30, 2023. Production for certain of these orders was in process and included in inventory as of April 30, 2023, thereby reducing the liquidity needed to complete the orders.

•

There were no dividends declared or paid on the Company’s Preferred stock for the first quarter of fiscal 2024.The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, but deferred all dividend payments for the subsequent quarters of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2023, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 (“fiscal 2023”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2023, the results of operations for the three-months ended April 30, 2023 and 2022, the cash flows for the three months ended April 30, 2023 and 2022, and the statement of stockholders’ equity for the three-months ended April 30, 2023 and 2022, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2024 (“fiscal 2024”).

3. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business were considered held for sale and its results of operations were reported as discontinued operations through the fiscal year ended January 31, 2023. As of February 1, 2023, discontinued operations were considered materially completed.

The results of operations from discontinued operations for the three-months ended April 30, 2023 and 2022 consist of the following:

	For the Three Months Ended April 30,
	2023	2022
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$—
Cost of sales:
Cost of discontinued operations	—	25
Operating expenses:
Selling, general and administrative	—	113
Total operating expenses	—	113
Operating loss	—	(138)
Other income	—	524
Income before income taxes from discontinued operations	—	386
Net income from discontinued operations	—	386

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Three Months Ended April 30,
	2023	2022
	(in thousands)
Gross profit from sale of assets held-for-sale	$—	$(280)
Sale of assets held for sale	$—	$283

4. New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to address timing on recognition of credit losses on loans and other financial instruments. This update requires all organizations to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 was effective during the three months ended April 30, 2023. The adoption of this standard did not have a material effect on the Company’s financial statements.

5. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by reportable segment and timing of revenue recognition:

	Three Months Ended April 30,
	2023	2022
Revenue recognized at a point in time:	(in thousands)
Seamap	$10,405	$7,994
Klein	1,472	1,008
Total revenue recognized at a point in time	$11,877	$9,002
Revenue recognized over time:
Seamap	$192	$85
Klein	$517	$—
Total revenue recognized over time	709	85
Total revenue from contracts with customers	$12,586	$9,087

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

The following table presents revenue from contracts with customers disaggregated by geography, based on the shipping location of our customers:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
United States	$1,342	$2,253
Europe	7,035	4,612
Asia-Pacific	3,953	2,184
Other	256	38
Total revenue from contracts with customers	$12,586	$9,087

As of April 30, 2023, and January 31, 2023, contract assets and liabilities consisted of the following:

	April 30, 2023	January 31, 2023
Contract Assets:	(in thousands)
Unbilled revenue - current	$13	$2
Total unbilled revenue	$13	$2
Contract Liabilities:
Deferred revenue & customer deposits - current	$1,178	$571
Total deferred revenue & customer deposits	$1,178	$571

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

6. Balance Sheet

	April 30, 2023	January 31, 2023
	(in thousands)
Inventories:
Raw materials	$8,341	$8,480
Finished goods	3,657	4,156
Work in progress	4,079	4,422
Cost of inventories	16,077	17,058
Less allowance for obsolescence	(1,738)	(1,740)
Total inventories, net	$14,339	$15,318

	April 30, 2023	January 31, 2023
	(in thousands)
Property and equipment:
Furniture and fixtures	$10,021	$9,896
Autos and trucks	358	358
Land and buildings	4,767	4,880
Cost of property and equipment	15,146	15,134
Accumulated depreciation and amortization	(11,359)	(11,189)
Total property and equipment, net	$3,787	$3,945

As of January 31, 2023, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable and no impairment was recorded for fiscal 2023. Since  January 31, 2023, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company in the three months ended  April 30, 2023, that would, in the aggregate, indicate additional impairment analysis is necessary as of April 30, 2023.

7. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom. Our lease obligation in Canada was terminated as of March 31, 2022, and our lease obligation in Hungary was terminated November 30, 2022.

Lease expense for the three months ended April 30, 2023 was approximately $221,000, and during the three months ended April 30, 2022 was approximately $203,000, and were recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately $2,000  for the three months ended April 30, 2023, and during the three months ended April 30, 2022 was approximately $9,000.

Supplemental balance sheet information related to leases as of April 30, 2023 and January 31, 2023 were as follows:

Lease	April 30, 2023	January 31, 2023
Assets	(in thousands)
Operating lease assets	$1,762	$1,749

Liabilities
Operating lease liabilities	$1,762	$1,749

Classification of lease liabilities
Current liabilities	$753	$903
Non-current liabilities	1,009	846
Total Operating lease liabilities	$1,762	$1,749

Lease-term and discount rate details as of April 30, 2023 and January 31, 2023 were as follows:

Lease term and discount rate	April 30, 2023	January 31, 2023
Weighted average remaining lease term (years)
Operating leases	1.94	1.98

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

Lease	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(221)	$(203)

Changes in lease balances resulting from new and modified leases:
Operating leases	$223	$—

Maturities of lease liabilities at April 30, 2023 were as follows:

April 30, 2023
(in thousands)
2024	$753
2025	691
2026	294
2027	188
2028	188
Thereafter	15
Total payments under lease agreements	$2,129

Less: imputed interest	(367)
Total lease liabilities	$1,762

8. Intangible Assets

		April 30, 2023				January 31, 2023
	Weighted	Gross			Net	Gross			Net
	Average Life at	Carrying	Accumulated		Carrying	Carrying	Accumulated		Carrying
	April 30, 2023	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Proprietary rights	4.9	8,238	(4,722)	—	3,516	8,238	(4,606)	—	3,632
Customer relationships	0.1	5,024	(4,919)	—	105	5,024	(4,894)	—	130
Patents	1.8	2,540	(2,090)	—	450	2,540	(2,027)	—	513
Trade name	3.1	894	(99)	(760)	35	894	(97)	(760)	37
Developed technology	2.7	1,430	(1,049)	—	381	1,430	(1,013)	—	417
Other	1.1	714	(537)	—	177	705	(503)	—	202
Intangible assets		$18,840	$(13,416)	$(760)	$4,664	$18,831	$(13,140)	$(760)	$4,931

Approximately $923,000 of the gross carrying amount of intangible assets, primarily in proprietary rights, are related to technology development projects that have not yet been completed. As a result, these intangible assets are not currently being amortized.

On January 31, 2023, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the three months ended April 30, 2023, there have been no substantive indicators of impairment.

Aggregate amortization expense was $276,000 and $271,000 for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2024	$757
2025	728
2026	628
2027	349
2028	283
Thereafter	996
Total	$3,741

9. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Loan is due February 1, 2024, and bears interest at 12.9% per annum, payable monthly. The Company has incurred approximately $814,000 of debt acquisition costs associated with the loan including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which is the interest due through maturity. These costs have been recorded as a reduction to the carrying value of our debt and are amortized to interest expense straight-line over the term of the Loan. Approximately $204,000 of amortization of debt acquisition costs have been recorded as interest expense for the three months ended April 30, 2023.  The Loan may be repaid at any time without penalty. The Loan is secured by mortgages on certain real estate owned by the Company. The Loan contains terms customary with this type of transaction including representations, warranties, covenants, and reporting requirements.

10. Income Taxes

For the three-month period ended April 30, 2023, the income tax expense from continuing operations was approximately $ 418,000 on a pre-tax income from continuing operations of approximately $ 178,000. For the three-month period ended April 30, 2022, the income tax expense from continuing operations was approximately$ 211,000 on a pre-tax loss from continuing operations of $2.6 million. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods, permanent differences between book income and taxable income.

The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2019 through 2023. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ended January 31, 2017 through 2023. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2017 through 2023.

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2023. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2023.

For the three-month period ended April 30, 2023 and 2022, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

11. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended April 30, 2023 and April 30, 2022, dilutive potential common shares outstanding were immaterial and had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three months ended April 30, 2023 and April 30,2022, was approximately 13.8 million shares.

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

During the three-month period ended April 30, 2023, and 2022 the Company sold no shares of Preferred Stock under the ATM Offering Program.

During the three-month period ended April 30, 2023, and 2022 the Company sold no shares of Common Stock under the ATM Offering Program.

With respect to the Loan (see Note-9 "Notes Payable" for additional details). the Agent acted as the broker and received approximately $50,000 in related fees. Our Non-Executive Chairman of the Board received no portion of this compensation.

13. Equity and Stock-Based Compensation

As of April 30, 2023, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $43.9 million, which amount includes approximately $3.8 million in undeclared cumulative dividends. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year. During the three months ended April 30, 2023, the Board did not declare, and the Company did not pay a quarterly dividend on our Preferred Stock. As a result, the Company has approximately $3.8 million of cumulative undeclared preferred dividends as of April 30, 2023. During the three months ended April 30, 2022, the Board declared a quarterly dividend of $0.5625 per share on our Preferred Stock.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three-month period ended April 30, 2023 was approximately $ 50,000, and during the three-month period ended April 30, 2022, was approximately $ 236,000.

14. Segment Reporting

The Company operates in two segments, Seamap and Klein.  Seamap operates from facilities in Singapore, Malaysia the United Kingdom and Texas.  Klein operates from a location in New Hampshire.

Prior to the year ended January 31, 2023, Seamap Marine Products and Klein Marine Products operating segments had been reported on an aggregated basis under our Marine Technology Products segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, regarding aggregation of operating segments. For the three months ended April 30, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the three months ended April 30, 2022, to correct our error and conform to our current presentation. As a matter of Company policy, corporate overhead is not allocated on a quarterly basis.

As of April 30, 2023					As of January 31, 2023
Total Assets					Total Assets
Seamap Marine Products	Klein Marine Products	Equipment Leasing -discontinued	Corporate	Consolidated	Seamap Marine Products	Klein Marine Products	Equipment Leasing -discontinued	Corporate	Consolidated
$22,516	$10,680	$—	$649	$33,845	$21,302	$10,708	$—	$848	$32,858

	For the Three Months Ended April 30, 2023					For the Three Months Ended April 30, 2022
	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated

Revenues	$10,597	$2,330	$-	$(341)	$12,586	$8,079	$1,122	$-	$(114)	$9,087
Cost of sales	6,061	1,449	-	(341)	7,169	5,057	855	-	(114)	5,798
Depreciation and amortization expense	313	149	19	-	481	323	132	24	-	479
Interest expense	-	-	(204)	-	(204)	-	-	(4)	-	(4)
Operating income (loss)	2,720	(131)	(2,300)	-	289	1,431	(1,180)	(2,727)	-	(2,476)

Sales from the Klein Marine Products to the Seamap Marine Products segment are eliminated in consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and the cost to manufacture the equipment.

The following table presents a reconciliation of operating income (loss) to loss from continuing operations before income taxes (in thousands):

	Three Months Ended April 30
	2023	2022
Seamap Marine Products	$2,720	$1,431
Klein Marine Products	(131)	(1,180)
Corporate Expenses	(2,300)	(2,727)
Operating income (loss)	289	(2,476)
Interest Expense	(204)	(4)
Other	93	(114)
Income (loss) from continuing operations before income taxes	$178	$(2,594)

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “may,” “will,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks associated with our ability to continue as a going concern
•	risks associated with our manufacturing operations including availability and reliability of materials and components as well the reliability of the products that we manufacture and sell;
•	loss of significant customers;
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
•

fluctuations in demand for seismic data, which is dependent on the level of spending by oil and gas companies for exploration, production and development activities, and may potentially negatively impact the value of our assets held for sale;

•	inflation and price volatility in the global economy could negatively impact our business and results of operations;
•	the consequences of future geopolitical events, which we cannot predict but which may adversely affect the markets in which we operate, our operations, or our results of operations; and
•	negative impacts to our business from security threats, including cybersecurity threats, and other disruptions.

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, and (3) the Company’s other filings filed with the SEC from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Seamap and Klein.  Seamap designs, produces and sells seismic exploration equipment. Its customers include foreign and domestic commercial marine survey companies and various governmental institutions.  Klein designs, produces and sells sonar equipment.  Its customers include foreign and domestic commercial marine survey companies and governmental organizations, including navies.

Prior to the year ended January 31, 2023, Seamap Marine Products and Klein Marine Products operating segments had been reported on an aggregated basis under our Marine Technology Products segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, regarding aggregation of operating segments. For the three months ended April 30, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the three months ended April 30, 2022, to correct our error and conform to our current presentation.

Management believes that the performance of our Seamap and Klein businesses is indicated by revenues from sales of products and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

	For the Three Months Ended April 30,
	2023	2022
Reconciliation of Net loss from Continuing Operations to EBITDA (loss) and Adjusted EBITDA (loss)	(in thousands)
Net loss from continuing operations	$(240)	$(2,805)
Interest expense, net	204	—
Depreciation and amortization	481	479
Provision for income taxes	418	211
EBITDA (loss) from continuing operations (1)	863	(2,115)
Stock-based compensation	50	236
Adjusted EBITDA (loss) from continuing operations (1)	$913	$(1,879)
Reconciliation of Net Cash Used in Operating Activities to EBITDA (loss) from continuing operations
Net cash used in operating activities	$(2,987)	$(3,522)
Stock-based compensation	(50)	(236)
Provision for inventory obsolescence	—	(23)
Changes in accounts receivable (current and long-term)	3,451	1,037
Interest paid	204	4
Taxes paid, net of refunds	189	277
Gross profit (loss) from sale of other equipment	138	(113)
Changes in inventory	(979)	260
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	2,182	397
Changes in prepaid expenses and other current and long-term assets	(1,308)	(175)
Other	23	(21)
EBITDA (loss) from continuing operations (1)	$863	$(2,115)

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, stock-based compensation, impairment of intangible assets, other non-cash tax related items and non-cash costs of lease pool equipment sales. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

Business Outlook

Our financial performance has improved significantly in recent periods.  Although we have a history of operating losses, we have produced positive operating income in each of the last two fiscal quarters.  We believe this is due to increased demand within our primary markets, alleviation of the impacts of the global pandemic and efforts to reduce costs and improve product margins.

We have experienced increased inquiries and bid activity for our marine technology products in both the Seamap and Klein segments. As of April 30, 2023, our backlog of firm orders was approximately $22.6 million, as compared to approximately $20.7 million as of January 31, 2023, and $13.4 million as of April 30, 2022. In addition, we continue to pursue a number of other significant opportunities and expect to secure additional orders. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We expect revenue in fiscal 2024 to exceed that of fiscal 2023. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Other unanticipated delays beyond our control.

We continue to address three primary markets in our Seamap and Klein businesses:

•	Marine Survey

•	Marine Exploration

•	Maritime Defense.

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

We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:

•	The increase in the use of unmanned, or uncrewed, marine vessels, both surface vehicles and underwater vehicles, and the need for a variety of sensor packages designed for these applications;

•	Demand for higher resolution sonar images, such as for mine countermeasure and other marine security applications;

•	Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications; and

•	Increased activity within the marine exploration space, including applications for energy exploration, alternative energy projects such as off-shore windfarms and carbon capture projects.

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include the following:

•	Application of our Automatic Target Recognition (“ATR”) technology to our sonar systems;

•	Development of Synthetic Aperture Sonar (“SAS”) systems in cooperation with a major European defense contractor;

•	Adaptation of our SeaLink solid streamer technology to alternative applications, such as windfarm and carbon capture projects; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

Subsequent to January 31, 2023, we eliminated two executive management positions and certain other administrative positions in order to further control general and administrative costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

General inflation levels have increased recently due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors can be expected to have a negative impact on our costs; however, the magnitude of such impact cannot be accurately determined. In response to these cost increases, in the first quarter of fiscal 2023, we increased the pricing for most of our products. The amount of the increase varied by product and ranged from approximately 5% to 20%.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.

Results of Operations

Revenues for the three months ended April 30, 2023 were approximately $12.6 million compared to approximately $9.1 million for the three months ended April 30, 2022.. The increase in the first quarter of fiscal 2024 compared to the prior year period was primarily due to positive trends within our primary markets, as discussed above. For the three months ended April 30, 2023, we generated an operating income of approximately $289,000, compared to an operating loss of approximately $2.5 million for the three months ended April 30, 2022.  The increased operating income in current three-month period was primarily attributable to incremental revenues and higher profit margins during the three months ended April 30, 2023. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended
	April 30,
	2023	2022
	(in thousands)
Revenues:
Seamap	$10,597	$8,079
Klein	2,330	1,122
Intra-business sales	(341)	(114)
	12,586	9,087
Cost of sales:
Seamap	6,061	5,057
Klein	1,449	855
Intra-business sales	(341)	(114)
	7,169	5,798
Gross profit	$5,417	$3,289
Gross profit margin	43%	36%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Revenue from the sale of Seamap products was approximately $10.6 million for the three-month period ended April 30, 2023, compared to revenue of approximately $8.1 million for three-month period of fiscal 2023. The gross profit and gross profit margins for Seamap were approximately $4.5 million and 43% and approximately $3.0 million and 37% in the first quarters of fiscal 2024 and 2023, respectively. The increase in gross profit margin between the comparative periods is due primarily to a favorable mix of revenue from sales of higher margin products and services, higher manufacturing activity levels resulting in greater absorption of overhead, and lower discounts granted to customers in the most recent period.

Revenue from the sale of Klein products was approximately $2.3 million for the first quarter of fiscal 2024 compared to approximately $1.1 million in the prior year period. The gross profit and gross profit margin for Klein were approximately $881,000 and 38% and $267,000 and 24% for the first quarter of fiscal 2024 and 2023, respectively. The increase in gross profit margins in the current quarter as compared to the fiscal 2023 period is due primarily to the higher level of revenues resulting in greater absorption of fixed overhead costs and the impact of price increases implemented in fiscal 2023.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2023, were approximately $3.9 million compared to approximately $4.3 million for the three-months ended April 30, 2022. The decrease from the three-month period ended April 30, 2022 is primarily the result of lower compensation expense due to headcount reductions, and the impact of broader cost control measures.

Research and development costs were approximately $773,000 in the three-month period ended April 30, 2023, compared to approximately $1.0 million in the three-months ended April 30, 2022. Costs in the fiscal 2023 period related primarily to our synthetic aperture sonar development program and enhancements to our towed streamer and passive sonar array systems.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets remained relatively consistent year-over year. These costs were approximately $481,000 in the three-month period ended April 30, 2023, as compared to approximately $479,000 in the three-month period ended April 30, 2022.

Other Expense

Other expense in the three months ended April 30, 2023 was primarily due to interest expense of $204,000 related to the short-term loan entered into in February 2023, partially offset by gains on the sale of certain ancillary equipment of $138,000.  In the three months ended April 30, 2022, other expense related to the net loss on the sale of certain ancillary equipment.

Provision for Income Taxes

For the three months ended April 30, 2023, we reported tax expense of approximately $418,000 on pre-tax income of approximately $178,000 from continuing operations, and for the three months ended April 30, 2022, we reported tax expense of approximately $211,000 on pre-tax loss of approximately $2.6 million from continuing operations. We recorded tax expense in excess of pre-tax income for the first quarter of fiscal 2024 due mainly to the effect of recording valuation allowances against increases in our deferred tax assets. We recorded tax expense for the three-month period ended April 30, 2022, despite generating pre-tax losses from continuing operations, due mainly to the effect of permanent differences between book and taxable income and recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years and recently, a short-term loan. As of April 30, 2023, the Company has approximately 317,000 shares of Preferred Stock and approximately 22.4 million shares of Common Stock available for issuance. However, there can be no assurance the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $13.7 million as of April 30, 2023, including cash of approximately $815,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders of approximately $22.6 million as of April 30, 2023,

. Production for certain of these orders was in process and included in inventory as of April 30, 2023, thereby reducing the liquidity needed to complete the orders.

•

There were no dividends declared or paid on the Company’s Preferred stock for the first quarter of fiscal 2024. The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, but deferred all dividend payments for the subsequent quarters of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock, or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

•	The Company’s financial results have improved in recent quarters, producing income before taxes in each of last two fiscal quarters.

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of Preferred Stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,788,738 are currently outstanding and 3,837,667 are reserved for issue under outstanding stock options, leaving 22,373,595 available for future issuance. We believe these factors provide capacity for subsequent issues of Common Stock or Preferred Stock

The Preferred Stock was issued in public offerings in June 2016 and November 2021, and in two ATM offering programs. The Preferred Stock issued in the June 2016 public offering was consideration to Mitsubishi Heavy Industries, Ltd. Pursuant to the November 2021 underwritten public offering, the Company issued 432,000 shares of Preferred Stock. The Company received net proceeds of approximately $9.5 million after underwriting discounts and other costs. The Preferred Stock (i) allows for redemption at our option (even in the event of a change of control), (ii) does not grant holders with voting control of our Board of Directors, and (iii) provides holders with a conversion option (into common stock) only upon a change of control which, upon conversion, would be subject to a limit on the maximum number of shares of common stock to be issued. Through April 30, 2023 we have issued 1,682,985 shares of our Preferred Stock.

During the three months ended April 30, 2023, the Company did not sell any shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

Due to the rising level of sales and production activities there are increasing requirements for purchases of inventory and other production costs. Additionally, due to component shortages and long-lead times for certain items there are requirements in some cases to purchase items well in advance. Furthermore, some suppliers require prepayments in order to secure some items. All of these factors combine to increase the Company’s working capital requirements. Furthermore, Management believes there are opportunities to increase production capacity and efficiencies. However, some of these opportunities may require additional investments such as in production equipment or other fixed assets. If we are unable to meet suppliers demands, we may not be able to produce products and fulfill orders from our customers.

We expect additional collections from customers in the second quarter of fiscal 2024 and beyond due to the expected increase in revenue. However, Management believes it prudent for the Company to explore sources of additional capital. Such sources include private or public issues of equity or debt securities, or a combination of such securities. Other sources could include secured debt financing, the sale of assets or investment from strategic industry participants. The Company is currently exploring a number of such opportunities. There can be no assurance that any of these sources will be available to the Company, available in adequate amounts, or available under acceptable terms.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended
	April 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(2,987)	$(3,522)
Net cash provided by investing activities	81	176
Net cash provided by (used in) financing activities	2,945	(948)
Effect of changes in foreign exchange rates on cash and cash equivalents	(2)	(3)
Net increase (decrease) in cash and cash equivalents	$37	$(4,297)

As of April 30, 2023, we had working capital of approximately $13.7 million, including cash and cash equivalents of approximately $815,000, as compared to working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000, at January 31, 2023.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.0 million in the first three months of fiscal 2024 as compared to approximately $3.5 million in the first three months of fiscal 2023. The decrease in net cash used in operating activities in the first three months of fiscal 2024 compared to the prior year period was due mainly to the decreased net loss.

Cash Flows from Investing Activities. Cash provided by investing activities during the first three months of fiscal 2024 decreased approximately $95,000 over the same period in fiscal 2023. The decrease relates primarily to a reduction in sales of assets held-for-sale, partially offset by decreased purchases of property, plant and equipment compared to the first three months of fiscal 2023.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first three months of fiscal 2024 consisted of approximately $2.9 million of short-term loans compared to cash used of approximately $948,000 in the prior year period related to Preferred Stock dividends.

As of April 30, 2023, we have short-term loans, net of acquisition costs, of approximately $3.1 million.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of April 30, 2023. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of April 30, 2023, we had deposits in foreign banks equal to approximately $651,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2023. There have been no material changes to our critical accounting estimates during the three-month period ended April 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2023, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $280,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $28,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of April 30, 2023, we had no interest-bearing debt with a variable rate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of April 30, 2023, due to a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Remediation

As previously described in Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, we are implementing a remediation plan to address the material weakness in our internal controls over financial reporting. The weakness will remain unresolved, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2023, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2023, The risks described in our Annual Report on Form 10-K for the year ended January 31, 2023 are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit	Document Description	Form	Exhibit
Number			Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.3	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.5
3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 25, 2020.	3.1
3.5	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Registration Statement on Form S-1 filed with the SEC on October 25, 2021.	3.5
3.6	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on November 4, 2021.	3.3
3.7	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.8	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.2
4.1	Form of Senior Indenture (including Form of Senior Note)	Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	4.1
4.2	Form of Subordinated Indenture (including form of Subordinated Note)	Registration Statement on Form S-3, filed with the SEC on March 18, 2011.	4.2

10.1	Loan and Security Agreement, dated February 2, 2023, between the Borrowers and Sachem Capital Corp.	Current Report on Form 8-K, filed with the SEC on February 8, 2023.	10.1

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: June 14, 2023	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)