Form 10-Q
period 2023-07-31
MIND TECHNOLOGY, INC
filed 2023-09-14
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,788,738 shares of common stock, $0.01 par value, were outstanding as of September 13, 2023.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$494	$778
Accounts receivable, net of allowance for doubtful accounts of $504 at each of July 31, 2023 and January 31, 2023	7,143	3,993
Inventories, net	15,651	15,318
Prepaid expenses and other current assets	1,273	2,144
Total current assets	24,561	22,233
Property and equipment, net	3,620	3,945
Operating lease right-of-use assets	1,626	1,749
Intangible assets, net	4,418	4,931
Total assets	$34,225	$32,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,459	$4,101
Deferred revenue	309	164
Accrued expenses and other current liabilities	3,386	2,247
Income taxes payable	1,585	1,516
Operating lease liabilities - current	903	903
Note payable, net	3,343	—
Total current liabilities	11,985	8,931
Operating lease liabilities - non-current	723	846
Deferred tax liability	41	29
Total liabilities	12,749	9,806
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of July 31, 2023 and January 31, 2023	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 15,721 shares issued at each of July 31, 2023 and January 31, 2023	157	157
Additional paid-in capital	129,738	129,580
Treasury stock, at cost (1,933 shares at each of July 31, 2023 and January 31, 2023 )	(16,863)	(16,863)
Accumulated deficit	(129,369)	(127,635)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	21,476	23,052
Total liabilities and stockholders’ equity	$34,225	$32,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Sale of marine technology products	$8,750	$8,713	$21,336	$17,800
Total revenues	8,750	8,713	21,336	17,800
Cost of sales:
Sale of marine technology products	5,483	5,175	12,652	10,973
Total cost of sales	5,483	5,175	12,652	10,973
Gross profit	3,267	3,538	8,684	6,827
Operating expenses:
Selling, general and administrative	3,514	3,789	7,388	8,061
Research and development	842	833	1,615	1,847
Depreciation and amortization	459	467	940	946
Total operating expenses	4,815	5,089	9,943	10,854
Operating loss	(1,548)	(1,551)	(1,259)	(4,027)
Other expense:
Other, net	131	(76)	20	(194)
Total other income (expense)	131	(76)	20	(194)
Loss from continuing operations before income taxes	(1,417)	(1,627)	(1,239)	(4,221)
Provision for income taxes	(77)	(131)	(495)	(342)
Net loss from continuing operations	(1,494)	(1,758)	(1,734)	(4,563)
(Loss) income from discontinued operations, net of income taxes	—	(162)	—	224
Net loss	$(1,494)	$(1,920)	$(1,734)	$(4,339)
Preferred stock dividends - declared	—	—	—	(947)
Preferred stock dividends - undeclared	(947)	(947)	(1,894)	(947)
Net loss attributable to common stockholders	$(2,441)	$(2,867)	$(3,628)	$(6,233)
Net loss per common share - Basic and Diluted
Continuing operations	$(0.18)	$(0.20)	$(0.26)	$(0.47)
Discontinued operations	$—	$(0.01)	$—	$0.02
Net loss	$(0.18)	$(0.21)	$(0.26)	$(0.45)
Shares used in computing net loss per common share:
Basic	13,792	13,782	13,791	13,779
Diluted	13,792	13,782	13,791	13,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(1,494)	$(1,920)	$(1,734)	$(4,339)
Change in cumulative translation adjustment	—	300	—	297
Comprehensive loss	$(1,494)	$(1,620)	(1,734)	(4,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,734)	$(4,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	940	946
Stock-based compensation	158	388
Provision for inventory obsolescence	—	45
Gross profit from sale of other equipment	(336)	(245)
Changes in:
Accounts receivable	(3,238)	1,998
Unbilled revenue	31	15
Inventories	(333)	(461)
Prepaid expenses and other current and long-term assets	1,329	168
Income taxes receivable and payable	63	19
Accounts payable, accrued expenses and other current liabilities	(1,556)	(1,126)
Deferred revenue and customer deposits	1,199	95
Net cash used in operating activities	(3,477)	(2,497)
Cash flows from investing activities:
Purchases of property and equipment	(102)	(250)
Sale of other equipment	336	361
Net cash provided by investing activities	234	111
Cash flows from financing activities:
Purchase of treasury stock	—	(1)
Net proceeds from short-term loan	2,947	—
Preferred stock dividends	—	(1,894)
Net cash provided by (used in) financing activities	2,947	(1,895)
Effect of changes in foreign exchange rates on cash and cash equivalents	12	—
Net decrease in cash and cash equivalents	(284)	(4,281)
Cash and cash equivalents, beginning of period	778	5,114
Cash and cash equivalents, end of period	$494	$833
Supplemental cash flow information:
Interest paid	$407	$4
Income taxes paid	$425	$277

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2023	15,721	$157	1,683	$37,779	$129,580	$(16,863)	$(127,635)	$34	$23,052
Net loss	—	—	—	—	—	—	(240)	—	(240)
Stock-based compensation	—	—	—	—	50	—	—	—	50
Balances, April 30, 2023	15,721	$157	1,683	$37,779	$129,630	$(16,863)	$(127,875)	$34	$22,862
Net loss	—	—	—	—	—	—	(1,494)	—	(1,494)
Stock-based compensation	—	—	—	—	108	—	—	—	108
Balances, July 31, 2023	15,721	$157	1,683	$37,779	$129,738	$(16,863)	$(129,369)	$34	$21,476

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

MIND TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Liquidity

MIND Technology, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), and Klein Marine Systems, Inc. (“Klein”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the states of New Hampshire and Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide (the “Leasing Business”). Effective July 31, 2020, the Leasing Business has been classified as held for sale and the financial results reported as discontinued operations (see Note 4 – “Assets Held for Sale and Discontinued Operations” for additional details). On August 21, 2023, the Company completed the sale of Klein (see Note 2-"Sale of Subsidiary and Subsequent Events" for additional details). The operations and balance sheet of Klein are included as part of the accompanying financial statements and were not considered Held-for-Sale at July 31, 2023. All intercompany transactions and balances have been eliminated in consolidation.

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

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $12.6 million as of July 31, 2023, including cash of approximately $494,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions and other administrative positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders of approximately $17.0 million as of July 31, 2023. Production for certain of these orders was in process and included in inventory as of July 31, 2023, thereby reducing the liquidity needed to complete the orders.

•

There were no dividends declared or paid on the Company’s Preferred stock for the first or second quarter of fiscal 2024.The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, but deferred all dividend payments for the subsequent quarters of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

•

On August 21, 2023, we completed the Sale of Klein for consideration to the Company of $11.5 million in cash. Following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full (see Note 10 - "Notes Payable" for additional details).  After transaction costs and repayment of the Loan, the Company received net proceeds from the Sale of Klein totaling approximately $7.3 million. The Sale of Klein increases the Company’s working capital and significantly improves the Company’s liquidity situation.

Notwithstanding the mitigating factors identified by management, there remains substantial doubt regarding the Company's ability to meet its obligations as they arise over the next twelve months.

2. Sale of Subsidiary and Subsequent Events

On August 21, 2023, the Company sold its Klein Marine Services, Inc. subsidiary (“Klein”) pursuant to a Stock Purchase Agreement (the “SPA”) with General Oceans AS (“the Buyer"). In connection with the SPA, the Company granted the Buyer a license in its Spectral Ai software suite (“Spectral Ai”). The license is exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The foregoing transactions contemplated by the SPA are referred to as the “Sale of Klein”. The aggregate consideration to the Company consisted of a cash payment of $11.5 million, resulting in a gain of approximately $2.0 million that will be recorded in the quarter ended October 31, 2023. The SPA contains customary representation and warranties.

On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full and the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 10 - "Notes Payable" for additional details).

The following unaudited pro forma condensed consolidated financial statements are intended to show how the Sale of Klein might have affected the historical financial statements of the Company if the Sale of Klein had been completed at an earlier time as indicated therein. The unaudited pro forma condensed consolidated balance sheet as of July 31, 2023, assumes that the transaction had occurred on July 31, 2023. The unaudited pro forma condensed consolidated statements of operations for the three and six months ended July 31, 2023, give effect to the transaction as if it had occurred as of February 1, 2023.The unaudited pro forma condensed consolidated financial information of the Company as of and for the three and six months ended July 31, 2023, and the notes related thereto, in each case giving effect to the Sale of Klein are as follows:

MIND Technology, Inc
Unaudited Pro Forma Condensed Consolidated Balance Sheet As of July 31, 2023
(in thousands, except per share data)

ASSETS	Historical MIND Technology (a)	Operations of Klein (b)		Pro Forma Adjustments		Pro-forma MIND Technology
Current assets:
Cash and cash equivalents	494	-		7,304	(e)	7,798
Accounts receivable, net of allowance for doubtful accounts of $ 504 as of July 31, 2023	7,143	(944)	(c)	-		6,199
Inventories, net	15,651	(5,031)	(c)	-		10,620
Prepaid expenses and other current assets	1,273	(312)	(c)			961
Total current assets	24,561	(6,287)		7,304		25,578
Property and equipment, net	3,620	(2,784)	(c)	-		836
Operating lease right-of-use assets	1,626	-		-		1,626
Intangible assets, net	4,418	(1,193)	(c)	-		3,225
Total assets	34,225	(10,264)		7,304		31,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,459	(866)	(c)	-		1,593
Deferred revenue	309	(10)	(c)	-		299
Accrued expenses and other current liabilities	3,386	(690)	(c)	-		2,696
Income taxes payable	1,585	-		-		1,585
Operating lease liabilities - current	903	-		-		903
Note payable, net	3,343	-		(3,343)	(f)	-
Total current liabilities	11,985	(1,566)		(3,343)		7,076
Operating lease liabilities - non-current	723	-		-		723
Deferred tax liability	41	-		-		41
Total liabilities	12,749	(1,566)		(3,343)		7,840
Stockholders’ equity:
Preferred stock, $ 1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding as of July 31, 2023	37,779	-		-		37,779
Common stock, $ 0.01 par value; 40,000 shares authorized; 15,721 shares issued as of July 31, 2023	157	-		-		157
Additional paid-in capital	129,738	-		-		129,738
Treasury stock, at cost ( 1,933 shares as of July 31, 2023)	(16,863)	-		-		(16,863)
Accumulated deficit	(129,369)	(8,698)	(g)	10,647	(g)	(127,420)
Accumulated other comprehensive gain	34	-		-		34
Total stockholders’ equity	21,476	(8,698)		10,647		23,425
Total liabilities and stockholders’ equity	34,225	(10,264)		7,304		31,265

MIND Technology, Inc
Unaudited Pro Forma Condensed Consolidated Statement of Operations For the Six Months Ended July 31, 2023
(in thousands, except per share data)

	Historical MIND Technology (a)	Operations of Klein (b)		Pro Forma Adjustments		Pro-forma MIND Technology
Revenues:
Sale of marine technology products	21,336	(3,178)	(d)			18,158
Total revenues	21,336	(3,178)		-		18,158
Cost of sales:
Sale of marine technology products	12,652	(1,972)	(d)	-		10,680
Total cost of sales	12,652	(1,972)				10,680
Gross profit	8,684	(1,206)		-		7,478
Operating expenses:
Selling, general and administrative	7,388	(1,199)	(d)	-		6,189
Research and development	1,615	(737)	(d)	-		878
Depreciation and amortization	940	(306)	(d)			634
Total operating expenses	9,943	(2,242)		-		7,701

Operating income (loss)	(1,259)	1,036		-		(223)
Other expense:
Other, net	20	(77)	(d)	407	(h)	350
Total other income (expense)	20	(77)		407		350
Income (loss) from continuing operations before income taxes	(1,239)	959		407		127
Provision for income taxes	(495)	(17)	(d)			(512)
Net (loss) income from continuing operations	(1,734)	942		407		(385)
Preferred stock dividends - declared	-					-
Preferred stock dividends - undeclared	(1,894)	-		-		(1,894)
Net loss attributable to common stockholders	(3,628)	-		-		(2,279)
Net loss per common share - Basic and Diluted	(0.26)					(0.17)
Shares used in computing net loss per common share:
Basic	13,791					13,791
Diluted	13,791					13,791

MIND Technology, Inc
Unaudited Pro Forma Condensed Consolidated Statement of Operations For the Three Months Ended July 31, 2023
(in thousands, except per share data)

	Historical MIND Technology (a)	Operations of Klein (b)		Pro Forma Adjustments		Pro-forma MIND Technology
Revenues:
Sale of marine technology products	8,750	(1,190)	(d)	-		7,560
Total revenues	8,750	(1,190)		-		7,560
Cost of sales:
Sale of marine technology products	5,483	(864)	(d)	-		4,619
Total cost of sales	5,483	(864)				4,619
Gross profit	3,267	(326)		-		2,941
Operating expenses:
Selling, general and administrative	3,514	(616)	(d)	-		2,898
Research and development	842	(395)	(d)	-		447
Depreciation and amortization	459	(157)	(d)	-		302
Total operating expenses	4,815	(1,168)		-		3,647

Operating income (loss)	(1,548)	842		-		(706)
Other expense:
Other, net	131	(98)	(d)	204	(h)	237
Total other income (expense)	131	(98)		204		237
Income (loss) from continuing operations before income taxes	(1,417)	744		204		(469)
Provision for income taxes	(77)	(24)	(d)	-		(101)
Net loss from continuing operations	(1,494)	720		204		(570)
Preferred stock dividends - declared	-					-
Preferred stock dividends - undeclared	(947)	-		-		(947)
Net loss attributable to common stockholders	(2,441)	-		-		(1,517)
Net loss per common share - Basic and Diluted	(0.18)					(0.11)
Shares used in computing net loss per common share:
Basic	13,792					13,792
Diluted	13,792					13,792

The unaudited pro forma condensed consolidated financial statements reflect the following notes and adjustments:
(a) Reflects the condensed consolidated balance sheet as of July 31, 2023 and condensed consolidated statement of operations for the three and six months ended July 31, 2023 in the Form 10-Q.
(b) Reflects the consummation of the Sale of Klein in accordance with the terms of the SPA.
(c) Adjustments represent the disposition of assets and liabilities of the Klein operations.
(d) Adjustments represent the elimination of income and expenses of the Klein operations.

(e) To record the net cash proceeds from the Sale of Klein paid on the Closing Date of $11.5 million, less estimated closing costs, estimated pay-off of the Note Payable, and estimated transaction costs, primarily legal expenses and investment broker fees, associated with the sale, all of which were incurred as part of the consummation of the Sale of Klein.

(f) To record the pay-off of the Note Payable, net of prepaid interest and debt acquisition costs, due to Sachem Capital.

(g) Adjustments to accumulated deficit reflect the estimated gain on Sale of Klein. The estimated gain has not been reflected in the accompanying statements of operations as it is not related to continuing operations. The actual gain or loss on Sale of Klein will be recorded in the Company's financial statements for the quarter ending October 31, 2023, and will differ from this estimate.

(h) Reflects removal of interest expense that would not have been incurred if the Sale of Klein had been completed February 1, 2023.

3. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2023, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 (“fiscal 2023”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2023, the results of operations for the three and six months ended July 31, 2023 and 2022, the cash flows for the six months ended July 31, 2023 and 2022, and the statement of stockholders’ equity for the three and six-months ended July 31, 2023 and 2022, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2024 (“fiscal 2024”).

4. Assets Held for Sale and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business were considered held for sale and its results of operations were reported as discontinued operations through the fiscal year ended January 31, 2023. As of February 1, 2023, discontinued operations of the Leasing Business were considered materially completed.

The results of operations from discontinued operations for the three and six months ended July 31, 2023 and 2022 consist of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$—	$—	$—
Cost of sales:
Cost of discontinued operations	—	23	—	48
Operating expenses:
Selling, general and administrative	—	101	—	214
Total operating expenses	—	101	—	214
Operating loss	—	(124)	—	(262)
Other (expense) income	—	(38)	—	486
(Loss) income before income taxes from discontinued operations	—	(162)	—	224
Net (loss) income from discontinued operations	—	(162)	—	224

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Six Months Ended July 31,
	2023	2022
	(in thousands)
Gross profit from sale of assets held-for-sale	$—	$(358)
Sale of assets held for sale	$—	$361

5. New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to address timing on recognition of credit losses on loans and other financial instruments. This update requires all organizations to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective February 1, 2023. The adoption of this standard did not have a material effect on the Company’s financial statements.

6. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by reportable segment and timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue recognized at a point in time:	(in thousands)
Seamap	$7,103	$4,288	$17,508	$12,281
Klein	1,180	3,688	2,652	4,696
Total revenue recognized at a point in time	$8,283	$7,976	$20,160	$16,977
Revenue recognized over time:
Seamap	$458	$737	$650	$823
Klein	$9	$—	$526	$—
Total revenue recognized over time	467	737	1,176	823
Total revenue from contracts with customers	$8,750	$8,713	$21,336	$17,800

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

The following table presents revenue from contracts with customers disaggregated by geography, based on the shipping location of our customers:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
United States	$378	$2,333	$1,720	$4,586
Europe	2,965	4,082	10,000	8,694
Asia-Pacific	4,700	2,042	8,653	4,226
Other	707	256	963	294
Total revenue from contracts with customers	$8,750	$8,713	$21,336	$17,800

As of July 31, 2023, and January 31, 2023, contract assets and liabilities consisted of the following:

	July 31, 2023	January 31, 2023
Contract Assets:	(in thousands)
Unbilled revenue - current	$33	$2
Total unbilled revenue	$33	$2
Contract Liabilities:
Deferred revenue & customer deposits - current	$1,670	$571
Total deferred revenue & customer deposits	$1,670	$571

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

7. Balance Sheet

	July 31, 2023	January 31, 2023
	(in thousands)
Inventories:
Raw materials	$8,730	$8,480
Finished goods	3,936	4,156
Work in progress	4,876	4,422
Cost of inventories	17,542	17,058
Less allowance for obsolescence	(1,891)	(1,740)
Total inventories, net	$15,651	$15,318

	July 31, 2023	January 31, 2023
	(in thousands)
Property and equipment:
Furniture and fixtures	$10,048	$9,896
Autos and trucks	399	358
Land and buildings	4,547	4,880
Cost of property and equipment	14,994	15,134
Accumulated depreciation and amortization	(11,374)	(11,189)
Total property and equipment, net	$3,620	$3,945

As of January 31, 2023, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable and no impairment was recorded for fiscal 2023. Since  January 31, 2023, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company in the six months ended July 31, 2023, that would, in the aggregate, indicate additional impairment analysis is necessary as of July 31, 2023.

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom. Our lease obligation in Canada was terminated as of March 31, 2022, and our lease obligation in Hungary was terminated as of November 30, 2022.

Lease expense for the three and six months ended July 31, 2023 was approximately $201,000 and $422,000, respectively, and during the three and six months ended July 31, 2022 was approximately $218,000 and $421,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately$2,000 and $4,000 for the three and six months ended July 31, 2023, respectively, and during the three and six months ended July 31, 2022 was approximately$9,000 and $18,000 respectively.

Supplemental balance sheet information related to leases as of July 31, 2023 and January 31, 2023 was as follows:

Lease	July 31, 2023	January 31, 2023
Assets	(in thousands)
Operating lease assets	$1,626	$1,749

Liabilities
Operating lease liabilities	$1,626	$1,749

Classification of lease liabilities
Current liabilities	$903	$903
Non-current liabilities	723	846
Total Operating lease liabilities	$1,626	$1,749

Lease-term and discount rate details as of July 31, 2023 and January 31, 2023 were as follows:

Lease term and discount rate	July 31, 2023	January 31, 2023
Weighted average remaining lease term (years)
Operating leases	1.84	1.98

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

Lease	Six Months Ended July 31, 2023	Six Months Ended July 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(422)	$(421)

Changes in lease balances resulting from new and modified leases:
Operating leases	$294	$638

Maturities of lease liabilities at July 31, 2023 were as follows:

July 31, 2023
(in thousands)
2024	$506
2025	711
2026	309
2027	208
2028	208
Thereafter	21
Total payments under lease agreements	$1,963

Less: imputed interest	(337)
Total lease liabilities	$1,626

9. Intangible Assets

		July 31, 2023				January 31, 2023
	Weighted
	Average Life at	Gross Carrying	Accumulated		Net Carrying	Gross Carrying	Accumulated		Net Carrying
	July 31, 2023	Amount	Amortization	Impairment	Amount	Amount	Amortization	Impairment	Amount
		(in thousands)				(in thousands)
Proprietary rights	4.7	8,238	(4,835)	—	3,403	8,238	(4,606)	—	3,632
Customer relationships	0.1	5,024	(4,943)	—	81	5,024	(4,894)	—	130
Patents	1.6	2,540	(2,123)	—	417	2,540	(2,027)	—	513
Trade name	2.8	894	(102)	(760)	32	894	(97)	(760)	37
Developed technology	2.4	1,430	(1,084)	—	346	1,430	(1,013)	—	417
Other	0.9	714	(575)	—	139	705	(503)	—	202
Intangible assets		$18,840	$(13,662)	$(760)	$4,418	$18,831	$(13,140)	$(760)	$4,931

Approximately $923,000 of the gross carrying amount of intangible assets, primarily in proprietary rights, are related to technology development projects that have not yet been completed. As a result, these intangible assets are not currently being amortized.

On January 31, 2023, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the six months ended July 31, 2023, there have been no substantive indicators of impairment.

Aggregate amortization expense was $522,000 and $427,000 for the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2024	$468
2025	743
2026	617
2027	330
2028	283
Thereafter	1,054
Total	$3,495

10. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Loan is due February 1, 2024, and bears interest at 12.9% per annum, payable monthly. The Company has incurred approximately $814,000 of debt acquisition costs associated with the loan including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which is the interest due through maturity. These costs have been recorded as a reduction to the carrying value of our debt and are amortized to interest expense straight-line over the term of the Loan. Approximately $204,000 and $407,000 of amortization of debt acquisition costs have been recorded as interest expense for the three and six months ended July 31, 2023.  The Loan may be repaid at any time without penalty. The Loan is secured by mortgages on certain real estate owned by the Company. The Loan contains terms customary with this type of transaction including representations, warranties, covenants, and reporting requirements. On August 22, 2023, in connection with the sale of Klein, the Loan was repaid in full (see Note 2- "Sale of Subsidiary and Subsequent Events" for additional details).

11. Income Taxes

For the three- and six-month periods ended July 31, 2023, the income tax expense from continuing operations was approximately $77,000 and $ 495,000, respectively, on a pre-tax loss from continuing operations of approximately$1.4 million and $1.2 million, respectively. For the three and six month periods ended July 31, 2022, the income tax expense from continuing operations was approximately $131,000 and $ 342,000, respectively, on a pre-tax loss from continuing operations of $1.6 million and $4.2 million, respectively. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods and permanent differences between book income and taxable income.

The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2019 through 2023. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ending  January 31, 2017 through 2023. In addition, the Company's tax returns filed in foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2017 through 2023.

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2023. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2023.

For the three- and six-month periods ended July 31, 2023 and 2022, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

12. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three and six months ended July 31, 2023 and July 31, 2022, dilutive potential common shares outstanding were immaterial and had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three and six months ended July 31, 2023 and July 31,2022, was approximately 13.8 million shares.

13. Related Party Transaction

 Ladenburg Thalmann & Co. Inc. (the “Agent”) acted as the broker for the Loan (See Note 10 - "Notes Payable" for additional details). The Co-Chief Executive Officer and Co-President of the Agent is the Non-Executive Chairman of our Board. The Agent received approximately $50,000 in related fees. Our Non-Executive Chairman of the Board received no portion of this compensation.

14. Equity and Stock-Based Compensation

As of July 31, 2023, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $46.8 million, which amount includes approximately $4.7 million in undeclared cumulative dividends. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year. During the three months ended July 31, 2023, the Board did not declare, and the Company did not pay a quarterly dividend on our Preferred Stock. As a result, the Company has approximately $4.7 million of cumulative undeclared preferred dividends as of July 31, 2023.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six month periods ended July 31, 2023 was approximately $108,000 and $ 158,000, respectively, and during the three and six-month period ended July 31, 2022, was approximately $152,000 and $ 388,000, respectively.

15. Segment Reporting

The Company operates in two segments, Seamap and Klein.  Seamap operates from facilities in Singapore, Malaysia, the United Kingdom and Texas.  Klein operates from a location in New Hampshire. On August 21, 2023, the Company completed the sale of Klein (see Note 2 -"Sale of Subsidiary and Subsequent Events" for additional details).

Prior to the year ended January 31, 2023, Seamap Marine Products and Klein Marine Products operating segments had been reported on an aggregated basis under our Marine Technology Products segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, regarding aggregation of operating segments. For fiscal 2024, we have correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the three and six months ended July 31, 2022, to correct our error and conform to our current presentation. As a matter of Company policy, corporate overhead is not allocated on a quarterly basis.

As of July 31, 2023					As of January 31, 2023
Total Assets					Total Assets
Seamap Marine Products	Klein Marine Products	Equipment Leasing -discontinued	Corporate	Consolidated	Seamap Marine Products	Klein Marine Products	Equipment Leasing -discontinued	Corporate	Consolidated
$ 23,139	$ 10,537	$ —	$ 549	$ 34,225	$ 21,302	$ 10,708	$ —	$ 848	$ 32,858

	For the Three Months Ended July 31, 2023					For the Three Months Ended July 31, 2022
	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated

Revenues	$ 7,618	$ 1,238	$ -	$ (106)	$ 8,750	$ 5,025	$ 3,689	$ -	$ (1)	$ 8,713
Cost of sales	4,677	912	-	(106)	5,483	3,213	1,963	-	(1)	5,175
Depreciation and amortization expense	284	157	18	-	459	309	135	23	-	467
Interest expense	40	-	(204)	-	(164)	-	-	-	-	-
Operating income (loss)	1,026	(780)	(1,794)	-	(1,548)	292	494	(2,337)	-	(1,551)

	For the Six Months Ended July 31, 2023					For the Six Months Ended July 31, 2022
	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated	Seamap Marine Products	Klein Marine Products	Corporate expenses	Eliminations	Consolidated

Revenues	$18,215	$3,569	$-	$(448)	$21,336	$13,104	$4,810	$-	$(114)	$17,800
Cost of sales	10,738	2,362	-	(448)	12,652	8,270	2,817	-	(114)	10,973
Depreciation and amortization expense	597	306	37	-	940	632	267	47	-	946
Interest expense	40	-	(408)	-	(368)	-	-	(4)	-	(4)
Operating income (loss)	3,746	(911)	(4,094)	-	(1,259)	1,723	(686)	(5,064)	-	(4,027)

Sales from the Klein Marine Products to the Seamap Marine Products segment are eliminated in consolidated revenues. Consolidated income before taxes reflects the elimination of profit from intercompany sales and the cost to manufacture the equipment.

The following table presents a reconciliation of operating loss to loss from continuing operations before income taxes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Seamap Marine Products	$1,026	$292	$3,746	$1,723
Klein Marine Products	(780)	494	(911)	(686)
Corporate Expenses	(1,794)	(2,337)	(4,094)	(5,064)
Operating loss	(1,548)	(1,551)	(1,259)	(4,027)
Interest Expense	(164)	—	(368)	(4)
Other	295	(76)	388	(190)
Loss from continuing operations before income taxes	$(1,417)	$(1,627)	$(1,239)	$(4,221)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in two segments, Seamap and Klein.  Seamap designs, produces and sells seismic exploration equipment. Its customers include foreign and domestic commercial marine survey companies and various governmental institutions.  Klein designs, produces and sells sonar equipment.  Its customers include foreign and domestic commercial marine survey companies and governmental organizations, including navies. On August 21, 2023, the Company completed the Sale of Klein (see Note 2- "Sale of Subsidiary and Subsequent Events" for adittional details).

Prior to the year ended January 31, 2023, Seamap Marine Products and Klein Marine Products operating segments had been reported on an aggregated basis under our Marine Technology Products segment. We subsequently determined that we misapplied the provisions of ASC 280, Segment Reporting, regarding aggregation of operating segments. For the three and six months ended July 31, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280, and we have restated segment information for the three and six months ended July 31, 2022, to correct our error and conform to our current presentation.

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

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
Reconciliation of Net loss from Continuing Operations to EBITDA (loss) and Adjusted EBITDA (loss)	(in thousands)
Net loss from continuing operations	$(1,494)	$(1,758)	$(1,734)	$(4,563)
Interest expense, net	163	4	367	4
Depreciation and amortization	459	467	940	946
Provision for income taxes	77	131	495	342
EBITDA (loss) from continuing operations (1)	(795)	(1,156)	68	(3,271)
Stock-based compensation	108	152	158	388
Adjusted EBITDA (loss) from continuing operations (1)	$(687)	$(1,004)	$226	$(2,883)
Reconciliation of Net Cash Used in Operating Activities to EBITDA (loss) from continuing operations
Net cash (used in) provided by operating activities	$(490)	$1,025	$(3,477)	$(2,497)
Stock-based compensation	(108)	(152)	(158)	(388)
Provision for inventory obsolescence	—	(22)	—	(45)
Changes in accounts receivable (current and long-term)	(244)	(2,897)	3,207	(1,860)
Interest paid	203	—	407	4
Taxes paid, net of refunds	236	—	425	277
Gross profit (loss) from sale of other equipment	198	—	336	(113)
Changes in inventory	1,312	201	333	461
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(1,825)	333	357	730
Changes in prepaid expenses and other current and long-term assets	(21)	304	(1,329)	129
Other	(56)	52	(33)	31
EBITDA (loss) from continuing operations (1)	$(795)	$(1,156)	$68	$(3,271)

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

Business Outlook

Our financial performance has improved significantly in recent periods.  Although we have a history of operating losses, we generated positive operating income in the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024.  We believe this is due to increased demand within our primary markets, alleviation of the impacts of the global pandemic and efforts to reduce costs and improve product margins.

On August 21, 2023, we completed the Sale of Klein. The aggregate consideration to the Company consisted of a cash payment of $11.5 million. On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full, the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 10 - "Notes Payable" for additional details). In addition, in connection with the Sale of Klein, the Company granted the Buyer a license in its Spectral Ai software suite, exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The license and collaboration agreements provide opportunities for recurring licensing revenue and recovery of certain ongoing operating costs.  We believe the Sale of Klein serves to streamline the Company’s operations and provides needed working capital to address the financial requirements associated with the continuing growth of our Seamap business.

We have experienced increased inquiries and bid activity for our marine technology products in both the Seamap and Klein segments. As of July 31, 2023, our backlog of firm orders for our Seamap segment was approximately $17.0 million, as compared to approximately $15.7 million as of January 31, 2023, and $14.0 million as of July 31, 2022. Subsequent to July 31 we have received additional orders totaling approximately $5.4 million and are in negotiation with certain customers for other significant orders and believe we will be successful in landing these orders; however, there can be no assurance of this. We believe that these firm and potential orders provide good visibility for the balance of this fiscal year and into the next year. However, the level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

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

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include the following:

•	Application of our Automatic Target Recognition (“ATR”) technology to our sonar systems and other proprietary applications;

•	Adaptation of our SeaLink solid streamer technology to alternative applications, such as windfarm and carbon capture projects; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

Subsequent to January 31, 2023, we eliminated two executive management positions and certain other administrative positions in order to further control general and administrative costs. We believe that the Sale of Klein will allow us to further streamline our operations and may provide opportunities to further reduce overhead costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

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

Results of Operations

Revenues for the three and six months ended July 31, 2023 were approximately $8.8 million and $21.3 million, respectively, compared to approximately $8.7 million and $17.8 million for the three and six months ended July 31, 2022, respectively. The increase in the first six months of fiscal 2024 compared to the prior year period was primarily due to positive trends within our primary markets, as discussed above. For the three and six months ended July 31, 2023, we generated operating losses of approximately $1.5 million and $1.3 million, respectively, compared to operating losses of approximately $1.6 million and $4.0 million for the three and six months ended July 31, 2022, respectively. The decrease in operating losses in the current three and six month periods was primarily attributable to incremental revenues and higher profit margins during the three and six months ended July 31, 2023. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues:
Seamap	$7,618	$5,025	$18,215	$13,104
Klein	1,238	3,689	3,569	4,811
Intra-business sales	(106)	(1)	(448)	(115)
	8,750	8,713	21,336	17,800
Cost of sales:
Seamap	4,677	3,213	10,738	8,270
Klein	912	1,963	2,362	2,818
Intra-business sales	(106)	(1)	(448)	(115)
	5,483	5,175	12,652	10,973
Gross profit	$3,267	$3,538	$8,684	$6,827
Gross profit margin	37%	41%	41%	38%

A significant portion of Seamap’s sales consists of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Revenue from the sale of Seamap products was approximately $7.6 million and $18.2 million for the three and six month periods ended July 31, 2023, respectively, compared to revenue of approximately $5.0 million and $13.1 million for three and six-month periods ended July 31, 2022, respectively. The gross profit and gross profit margins for Seamap were approximately $2.9 million and 39% and approximately $1.8 million and 36% in the three-month periods ended July 31, 2023 and 2022, respectively. For the six-months ended July 31, 2023 and 2022, the gross profit and gross profit margins were $7.5 million and 41% and $4.8 million and 37%, respectively. The increase in gross profit margin between the comparative periods is due primarily to a favorable mix of revenue from sales of higher margin products and services, and increased manufacturing activity levels resulting in greater absorption of manufacturing overhead in the most recent period.

Revenue from the sale of Klein products was approximately $1.2 million and $3.6 million for the three and six months ended July 31, 2023, respectively, compared to $3.7 million and $4.8 million for the three and six months ended July 31, 2022, respectively. The gross profit and gross profit margin for Klein were approximately $326,000 and 26% and $1.2 million and 34% for the three and six months ended July 31, 2023, respectively, compared to $1.7 million and 47% and $2.0 million and 41% for the three and six months ended July 31, 2022, respectively. The decrease in gross profit margins in fiscal 2024 periods as compared to the fiscal 2023 periods is due primarily to the drop in revenues and related manufacturing activity, resulting in lower absorption of manufacturing overhead costs, and sales of higher margin multi-beam sonar products in the prior year periods, not recurring in the current year periods.

Operating Expenses

General and administrative expenses for the three and six months ended July 31, 2023, were approximately $3.5 million and $7.4 million, respectively, compared to approximately $3.8 million and $8.1 million for the three and six months ended July 31, 2022, respectively. The decrease from the prior periods is primarily the result of lower compensation expense due to headcount reductions, and the impact of broader cost control measures.

Research and development costs were approximately $842,000 and $1.6 million in the three and six-month periods ended July 31, 2023, respectively, compared to approximately $833,000 and $1.8 million in the three and six month periods ended July 31, 2022, respectively. Costs in each of the periods are related primarily to our synthetic aperture sonar and automatic target recognition development programs, as well as enhancements to our towed streamer and passive sonar array systems.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets remained relatively consistent year-over year. These costs were approximately $459,000 and $940,000 in the three and six-month period ended July 31, 2023, as compared to approximately $467,000 and $946,000 in the three and six-month period ended July 31, 2022.

Other Expense

Other income in the three and six months ended July 31, 2023, was primarily due to net interest expense of $163,000 and $367,000, respectively, primarily related to the Loan we entered into in February 2023, offset by gains on the sale of certain ancillary equipment, scrap sales and other income of $295,000 and $387,000 for the three and six-month periods ended July 31, 2023, respectively. In the three and six months ended July 31, 2022, other expense related to the net loss on the sale of certain ancillary equipment.

Provision for Income Taxes

For the three- and six-months ended July 31, 2023, we reported tax expense of approximately $77,000 and $495,000 on pre-tax loss from continuing operations of approximately $1.4 million and $1.2 million, respectively. For the three- and six-month periods ended July 31, 2022, our income tax expense was approximately $131,000 and $342,000 on a pre-tax loss from continuing operations of $1.6 million and $4.2 million, respectively. We recorded tax expense more than pre-tax income for the first and second quarters of fiscal 2024 and 2023 due mainly to the effect of recording valuation allowances against increases in our deferred tax assets.

Liquidity and Capital Resources

On August 21, 2023, we completed the Sale of Klein. The aggregate consideration to the Company consisted of a cash payment of $11.5 million. On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full, the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see note 10 - "Notes Payable" for additional details).  After transaction costs and repayment of the Loan, the Company received net proceeds from the Sale of Klein totaling approximately $7.3 million. We believe the Sale of Klein serves to streamline the Company’s operations and provides needed working capital to address the financial requirements associated with the continuing growth of our Seamap business. In addition to increasing the Company’s working capital, we believe the Sale of Klein significantly improves the Company’s liquidity situation.

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years and recently, a short-term loan. As of July 31, 2023, the Company has approximately 317,000 shares of Preferred Stock and approximately 22.6 million shares of Common Stock available for issuance. However, there can be no assurance the Preferred Stock or Common Stock can be sold at prices acceptable to the Company.

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $12.6 million as of July 31, 2023, including cash of approximately $494,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $17.0 million as of July 31, 2023, production for certain of these orders was in process and included in inventory as of July 31, 2023, thereby reducing the liquidity needed to complete the orders.

•

There were no dividends declared or paid on the Company’s Preferred stock for the first or second quarter of fiscal 2024. The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023 but deferred all dividend payments for the subsequent quarters of fiscal 2023. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock will have the right to appoint two directors to the Company's board.

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

•	The Company’s financial results have improved in recent quarters, producing income before taxes in the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024.

•

On August 21, 2023, we completed the Sale of Klein for aggregate consideration to the Company of $11.5 million in cash. Following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full (see Note 10 -  "Notes Payable" for additional details").  After transaction costs and repayment of the Loan, the Company received net proceeds from the Sale of Klein totaling approximately $7.3 million. The Sale of Klein increases the Company’s working capital and significantly improves the Company’s liquidity situation.

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of Preferred Stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 13,788,738 are currently outstanding and 3,591,667 are reserved for issue under outstanding stock options, leaving 22,619,595 available for future issuance. We believe these factors provide capacity for subsequent issues of Common Stock or Preferred Stock.

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

During the six months ended July 31, 2023, the Company did not sell any shares of Common Stock or Series A Preferred Stock under the ATM Offering Program.

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

In order to fund future growth, we may explore sources of additional capital. Such sources include private or public issues of equity or debt securities, or a combination of such securities. Other sources could include secured debt financing, the sale of assets or investment from strategic industry participants. The Company is currently exploring a number of such opportunities. There can be no assurance that any of these sources will be available to the Company, available in adequate amounts, or available under acceptable terms.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended
	July 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(3,477)	$(2,497)
Net cash provided by investing activities	234	111
Net cash provided by (used in) financing activities	2,947	(1,895)
Effect of changes in foreign exchange rates on cash and cash equivalents	12	—
Net increase (decrease) in cash and cash equivalents	$(284)	$(4,281)

As of July 31, 2023, we had working capital of approximately $12.6 million, including cash and cash equivalents of approximately $494,000, as compared to working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000, at January 31, 2023.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.5 million in the first six months of fiscal 2024 as compared to approximately $2.5 million in the first six months of fiscal 2023. The increase in net cash used in operating activities in the first six months of fiscal 2024 compared to the prior year period was due mainly to the decrease in accounts payable coupled with the increase in accounts receivable.

Cash Flows from Investing Activities. Cash provided by investing activities during the first six months of fiscal 2024 increased approximately $123,000 over the same period in fiscal 2023. The increase relates primarily to decreased purchases of property, plant and equipment compared to the first six months of fiscal 2023.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first six months of fiscal 2024 consisted of approximately $2.9 million of short-term loans compared to cash used of approximately $1.9 million in the prior year period related to Preferred Stock dividends.

As of July 31, 2023, we have short-term loans, net of acquisition costs, of approximately $3.3 million. On August 21, 2023, the Company completed the Sale of Klein (see Note 2 – “Sale of Subsidiary and Subsequent Events” for additional details). In connection with the Sale of Klein, the Loan was subsequently paid in full (see Note 10 - "Notes Payable" for additional details).

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of July 31, 2023. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of July 31, 2023, we had deposits in foreign banks equal to approximately $411,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2023. There have been no material changes to our critical accounting estimates during the three- and six-month periods ended July 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2023, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $221,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $22,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of July 31, 2023, we had no interest-bearing debt with a variable rate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of July 31, 2023, due to a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2023, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2023. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2023, are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

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

MIND TECHNOLOGY, INC.

Date: September 14, 2023	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)