Form 10-Q
period 2023-10-31
MIND TECHNOLOGY, INC
filed 2023-12-14
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,405,779 shares of common stock, $0.01 par value, were outstanding as of December 13, 2023.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,569	$778
Accounts receivable, net of allowance for doubtful accounts of $332 at each of October 31, 2023 and January 31, 2023	3,882	3,247
Inventories, net	13,263	11,026
Prepaid expenses and other current assets	1,701	1,400
Current assets of discontinued operations	—	5,783
Total current assets	24,415	22,234
Property and equipment, net	830	953
Operating lease right-of-use assets	1,517	1,749
Intangible assets, net	3,073	3,633
Long-term assets of discontinued operations	—	4,289
Total assets	$29,835	$32,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127	$2,494
Deferred revenue	130	144
Accrued expenses and other current liabilities	4,360	1,477
Income taxes payable	1,457	1,493
Operating lease liabilities - current	833	903
Current liabilities of discontinued operations	—	2,420
Total current liabilities	7,907	8,931
Operating lease liabilities - non-current	684	846
Deferred tax liability	41	29
Total liabilities	8,632	9,806
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of October 31, 2023 and January 31, 2023	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 1,406 shares issued at October 31, 2023 and 1,599 shares at January 31, 2023 (as Adjusted, see Note 14)	14	16
Additional paid-in capital (as Adjusted, see Note 14)	113,124	129,721
Treasury stock, at cost (193 shares at January 31, 2023) (As Adjusted, see Note 14)	—	(16,863)
Accumulated deficit	(129,748)	(127,635)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	21,203	23,052
Total liabilities and stockholders’ equity	$29,835	$32,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Sale of marine technology products	$4,974	$3,038	$23,132	$16,142
Total revenues	4,974	3,038	23,132	16,142
Cost of sales:
Sale of marine technology products	2,721	2,176	13,402	10,446
Total cost of sales	2,721	2,176	13,402	10,446
Gross profit	2,253	862	9,730	5,696
Operating expenses:
Selling, general and administrative	2,941	3,023	9,160	9,867
Research and development	508	412	1,479	1,063
Depreciation and amortization	257	331	892	1,011
Total operating expenses	3,706	3,766	11,531	11,941
Operating loss	(1,453)	(2,904)	(1,801)	(6,245)
Other (expense) income:
Interest expense	(169)	—	(536)	(4)
Other, net	25	59	336	(186)
Total other (expense) income	(144)	59	(200)	(190)
Loss from continuing operations before income taxes	(1,597)	(2,845)	(2,001)	(6,435)
Provision for income taxes	(112)	(38)	(590)	(380)
Net loss from continuing operations	(1,709)	(2,883)	(2,591)	(6,815)
Income (loss) from discontinued operations, net of income taxes, (including a $2,393 gain on the sale of Klein for the three and nine months ended October 31, 2023)	2,277	(2,276)	1,424	(2,683)
Net income (loss)	$568	$(5,159)	$(1,167)	$(9,498)
Preferred stock dividends - declared	(947)	—	(947)	(947)
Preferred stock dividends - undeclared	—	(947)	(1,894)	(1,894)
Net loss attributable to common stockholders	$(379)	$(6,106)	$(4,008)	$(12,339)
Net loss per common share - Basic and Diluted
Continuing operations	$(1.89)	$(2.72)	$(3.86)	$(6.87)
Discontinued operations	$1.62	$(1.62)	$1.01	$(1.91)
Net loss	$(0.27)	$(4.34)	$(2.85)	$(8.78)
Shares used in computing net loss per common share:
Basic	1,406	1,406	1,406	1,405
Diluted	1,406	1,406	1,406	1,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Net income (loss)	$568	$(5,159)	$(1,167)	$(9,498)
Change in cumulative translation adjustment of entities held-for-sale	—	1,626	—	1,919
Other changes in cumulative translation adjustment	—	(9)	—	(5)
Comprehensive income (loss)	$568	$(3,542)	(1,167)	(7,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,167)	$(9,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,230	1,414
Stock-based compensation	264	524
Gain on sale of Klein	(2,393)	—
Provision for inventory obsolescence	23	68
Gross profit from sale of other equipment	(385)	(269)
Non-cash cumulative translation adjustment for discontinued operations	—	1,626
Changes in:
Accounts receivable	(688)	4,981
Unbilled revenue	51	1
Inventories	(3,174)	(2,899)
Prepaid expenses and other current and long-term assets	566	506
Income taxes receivable and payable	(21)	(16)
Accounts payable, accrued expenses and other current liabilities	(1,045)	983
Deferred revenue and customer deposits	1,115	328
Net cash used in operating activities	(5,624)	(2,251)
Cash flows from investing activities:
Purchases of property and equipment	(199)	(531)
Proceeds from the sale of Klein, net	10,832	—
Sale of other equipment	385	382
Net cash provided by (used in) investing activities	11,018	(149)
Cash flows from financing activities:
Purchase of treasury stock	—	(1)
Net proceeds from short-term loan	2,947	—
Payment on short-term loan	(3,750)	—
Refund of prepaid interest on short-term loan	214	—
Preferred stock dividends	—	(1,894)
Net cash used in financing activities	(589)	(1,895)
Effect of changes in foreign exchange rates on cash and cash equivalents	(14)	(7)
Net change in cash and cash equivalents	4,791	(4,302)
Cash and cash equivalents, beginning of period	778	5,114
Cash and cash equivalents, end of period	$5,569	$812
Supplemental cash flow information:
Interest paid	$576	$4
Income taxes paid	$617	$371

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2023	1,599	$16	1,683	$37,779	$129,721	$(16,863)	$(127,635)	$34	$23,052
Net loss	—	—	—	—	—	—	(240)	—	(240)
Stock-based compensation	—	—	—	—	50	—	—	—	50
Balances, April 30, 2023	1,599	$16	1,683	$37,779	$129,771	$(16,863)	$(127,875)	$34	$22,862
Net loss	—	—	—	—	—	—	(1,494)	—	(1,494)
Stock-based compensation	—	—	—	—	108	—	—	—	108
Balances, July 31, 2023	1,599	$16	1,683	$37,779	$129,879	$(16,863)	$(129,369)	$34	$21,476
Net income	—	—	—	—	—	—	568	—	568
Retirement of treasury stock	(193)	(2)	—	—	(16,861)	16,863	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	106	—	—	—	106
Balances, October 31, 2023	1,406	$14	1,683	$37,779	$113,124	$—	$(129,748)	$34	$21,203

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
	As adjusted	See Note 14			Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2022	1,597	$16	$1,683	$37,779	$129,067	$(16,862)	$(117,856)	$(1,881)	$30,263
Net loss	—	—	—	—	—	—	(2,419)	—	(2,419)
Foreign currency translation	—	—	—	—	—	—	—	(3)	(3)
Restricted stock issued	1	—	—	—	—	—	—	—	—
Restricted stock surrendered for tax withholding	—	—	—	—	—	(1)	—	—	(1)
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	236	—	—	—	236
Balances, April 30, 2022	1,598	$16	$1,683	$37,779	$129,303	$(16,863)	$(121,222)	$(1,884)	$27,129
Net loss	—	—	—	—	—	—	(1,920)	—	(1,920)
Foreign currency translation	—	—	—	—	—	—	—	300	300
Restricted stock issued	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	152	—	—	—	152
Balances, July 31, 2022	1,599	$16	1,683	$37,779	$129,455	$(16,863)	$(123,142)	$(1,584)	$25,661
Net loss	—	—	—	—	—	—	(5,159)	—	(5,159)
Foreign currency translation								1,617	1,617
Restricted stock issued	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	136	—	—	—	136
Balances, October 31, 2022	1,599	$16	1,683	$37,779	$129,591	$(16,863)	$(128,301)	$33	$22,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Liquidity

MIND Technology, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the state of Texas. Prior to July 31, 2020, the Company, through its wholly owned Canadian subsidiary, Mitcham Canada, ULC (“MCL”), its wholly owned Hungarian subsidiary, Mitcham Europe Ltd. (“MEL”), and its branch operations in Colombia, provided full-service equipment leasing, sales and service to the seismic industry worldwide (the “Leasing Business”). Effective July 31, 2020, the Leasing Business has been classified as held for sale and the financial results reported as discontinued operations (see Note 4 – “Discontinued Operations” for additional details). On August 21, 2023, the Company completed the sale of our Klein Marine Systems, Inc. subsidiary (“Klein”) (see Note 2-"Sale of Subsidiary" and Note 4-"Discontinued Operations" for additional details). The operations of Klein are included as part of the accompanying financial statements and are considered discontinued operations for the three- and nine-month periods ended  October 31, 2023 and 2022. Balance sheet amounts related to Klein as of January 31, 2023, have been presented as current and long-term assets of discontinued operations, Long-term assets of discontinued operations, and current liabilities of discontinued operations. All intercompany transactions and balances have been eliminated in consolidation.

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

Management has identified the following mitigating factors regarding adequate liquidity and capital resources to meet its obligations:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $16.5 million as of October 31, 2023, including cash of approximately $5.6 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions and other administrative positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders of approximately $37.4 million as of October 31, 2023. Production for certain of these orders was in process and included in inventory as of October 31, 2023, thereby reducing the liquidity needed to complete the orders.

•

Although the Company declared a dividend on its Series A Preferred Stock ("Preferred Stock") in the third quarter of fiscal 2024, there were no dividends declared or paid on the Company’s Preferred Stock for the first or second quarter of fiscal 2024.The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023 but deferred all dividend payments for the subsequent quarters of fiscal 2023. The Company has the option to defer future quarterly dividend payments if deemed necessary. The dividends are cumulative and deferred dividends accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Preferred Stock for six or more quarters, the holders of Preferred Stock will have the right to appoint two directors to the Company's board.

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

•

On August 21, 2023, the Company completed the Sale of Klein for consideration of $11.5 million in cash. Following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full (see Note 10 - "Notes Payable" for additional details).  After transaction costs and repayment of the Loan, the Company received net proceeds from the Sale of Klein totaling approximately $7.3 million. The Sale of Klein increased the Company’s working capital and significantly improved its liquidity situation.

Notwithstanding the mitigating factors identified by management, substantial doubt remains regarding the Company's ability to meet its obligations as they arise over the next twelve months.

2. Sale of Subsidiary

On August 21, 2023, the Company sold Klein pursuant to a Stock Purchase Agreement (the “SPA”) with General Oceans AS (“the Buyer"). In connection with the SPA, the Company granted the Buyer a license to its Spectral Ai software suite (“Spectral Ai”). The license is exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The foregoing transactions contemplated by the SPA are referred to as the “Sale of Klein”. The aggregate consideration to the Company consisted of a cash payment of $11.5 million, resulting in a gain of approximately $2.4 million. The SPA contained customary representation and warranties.

On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full and the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 10 - "Notes Payable" for additional details).

3. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2023, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 (“fiscal 2023”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2023, the results of operations for the three and nine months ended October 31, 2023 and 2022, the cash flows for the nine months ended  October 31, 2023 and 2022, and the statement of stockholders’ equity for the three and nine-months ended October 31, 2023 and 2022, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2024 (“fiscal 2024”).

4. Discontinued Operations

On August 21, 2023, the Company sold Klein pursuant to the SPA with the Buyer. As a result, the assets and liabilities of Klein have been reclassified as assets, excluding cash, and liabilities of discontinued operations at January 31, 2023 and it’s results of operations are reported as discontinued operations for the three and nine-month periods ended October 31, 2023 and 2022.

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business were considered held for sale and reported as discontinued operations at January 31, 2023, and its results of operations were reported as discontinued operations for the three and nine month periods ended October 31, 2022. As of February 1, 2023, discontinued operations of the Leasing Business were considered materially completed.

The assets and liabilities reported as part of discontinued operations consist of the following:

January 31, 2023
Current assets of discontinued operations:
Accounts receivable, net	$746
Inventories, net	4,292
Prepaid expenses and other current assets	745
Total current assets of discontinued operations	$5,783
Property and equipment, net	2,992
Intangible assets, net	1,297
Total assets of discontinued operations	$10,072
Current liabilities of discontinued operations:
Accounts payable	$1,607
Accrued and other liabilities	813
Total liabilities of discontinued operations	$2,420

The results of operations from discontinued operations for the three and nine months ended October 31, 2023 and 2022 consist of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:	(in thousands)
Revenue from discontinued operations	$140	$1,847	$3,318	$6,543
Cost of sales:
Cost of discontinued operations	11	1,230	1,982	3,981
Operating expenses:
Selling, general and administrative	179	680	1,348	2,109
Research and development	45	431	689	1,628
Depreciation and amortization	18	136	324	402
Total operating expenses	242	1,247	2,361	4,139
Operating loss	(113)	(630)	(1,025)	(1,577)
Other income (expense) (Including $1,626 of currency translation loss for the three and nine months ended October 31, 2022.)	2	(1,646)	73	(1,106)
Gain on sale of Klein	2,393	—	2,393	—
Income (loss) before income taxes from discontinued operations	2,282	(2,276)	1,441	(2,683)
Provision for income taxes from discontinued operations	(5)	—	(17)	—
Net income (loss) from discontinued operations	2,277	(2,276)	1,424	(2,683)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Nine Months Ended October 31,
	2023	2022
	(in thousands)
Gross profit from sale of assets held-for-sale	$—	$(382)
Gain on sale of Klein	$(2,393)	$—
Non-Cash cumulative translation adjustment for discontinued operations	$—	$1,626
Sale of assets held for sale	$—	$383

5. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 will become effective February 1, 2024. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to address timing on recognition of credit losses on loans and other financial instruments. This update requires all organizations to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective February 1, 2023. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

6. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$4,458	$2,778	$21,966	$15,060
Revenue recognized over time:
Total revenue recognized over time	516	260	1,166	1,082
Total revenue from contracts with customers	$4,974	$3,038	$23,132	$16,142

The revenue from products manufactured and sold by our Seamap business is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, from time to time our Seamap business provides repair and maintenance services, or perform upgrades, on customer owned equipment in which case revenue is recognized over time. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA is recognized over time, with the total value of the SMA recognized in equal monthly amounts over the life of the contract.

The following table presents revenue from contracts with customers disaggregated by geography, based on the shipping location of our customers:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
United States	$351	$131	$852	$1,895
Europe	2,019	1,547	11,013	9,130
Asia-Pacific	1,591	1,252	10,085	4,850
Other	1,013	108	1,182	267
Total revenue from contracts with customers	$4,974	$3,038	$23,132	$16,142

As of October 31, 2023, and January 31, 2023, contract assets and liabilities consisted of the following:

	October 31, 2023	January 31, 2023
Contract Assets:	(in thousands)
Unbilled revenue - current	$53	$2
Total unbilled revenue	$53	$2
Contract Liabilities:
Deferred revenue & customer deposits - current	$1,687	$571
Total deferred revenue & customer deposits	$1,687	$571

Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect the Company's contract assets and liabilities to turn over, on average, within a period of three to nine months.

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

7. Balance Sheet

	October 31, 2023	January 31, 2023
	(in thousands)
Inventories:
Raw materials	$7,828	$6,798
Finished goods	3,075	2,744
Work in progress	3,618	2,699
Cost of inventories	14,521	12,241
Less allowance for obsolescence	(1,258)	(1,215)
Total inventories, net	$13,263	$11,026

	October 31, 2023	January 31, 2023
	(in thousands)
Property and equipment:
Furniture and fixtures	$8,704	$8,739
Autos and trucks	382	341
Land and buildings	997	997
Cost of property and equipment	10,083	10,077
Accumulated depreciation and amortization	(9,253)	(9,124)
Total property and equipment, net	$830	$953

As of January 31, 2023, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2023. Since  January 31, 2023, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of October 31, 2023.

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom. Our lease obligation in Canada was terminated as of March 31, 2022, and our lease obligation in Hungary was terminated as of November 30, 2022.

Lease expense for the three and nine months ended October 31, 2023 was approximately $198,000 and $621,000, respectively, and during the three and nine months ended October 31, 2022 was approximately $218,000 and $639,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately$2,000 and $5,000 for the three and nine months ended October 31, 2023, respectively, and during the three and nine months ended October 31, 2022 was approximately$2,000 and $5,000 respectively.

Supplemental balance sheet information related to leases as of October 31, 2023 and January 31, 2023 was as follows:

Lease	October 31, 2023	January 31, 2023
Assets	(in thousands)
Operating lease assets	$1,517	$1,749

Liabilities
Operating lease liabilities	$1,517	$1,749

Classification of lease liabilities
Current liabilities	$833	$903
Non-current liabilities	684	846
Total Operating lease liabilities	$1,517	$1,749

Lease-term and discount rate details as of October 31, 2023 and January 31, 2023 were as follows:

Lease term and discount rate	October 31, 2023	January 31, 2023
Weighted average remaining lease term (years)
Operating leases	1.69	1.98

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

Lease	Nine Months Ended October 31, 2023	Nine Months Ended October 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(621)	$(639)

Changes in lease balances resulting from new and modified leases:
Operating leases	$391	$655

Maturities of lease liabilities at October 31, 2023 were as follows:

October 31, 2023
(in thousands)
2024	$299
2025	700
2026	338
2027	232
2028	235
Thereafter	33
Total payments under lease agreements	$1,837

Less: imputed interest	(320)
Total lease liabilities	$1,517

9. Intangible Assets

		October 31, 2023			January 31, 2023
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	October 31, 2023	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	5.1	7,473	(4,943)	2,530	7,473	(4,612)	2,861
Customer relationships	0.1	4,884	(4,827)	57	4,884	(4,754)	130
Patents	1.6	2,540	(2,140)	400	2,540	(2,027)	513
Trade name	2.6	134	(105)	29	134	(97)	37
Other	0.4	396	(339)	57	375	(283)	92
Intangible assets		$15,427	$(12,354)	$3,073	$15,406	$(11,773)	$3,633

Approximately $158,000 of the gross carrying amount of intangible assets, primarily in proprietary rights, are related to technology development projects that have not yet been completed. As a result, these intangible assets are not currently being amortized.

On January 31, 2023, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the nine months ended October 31, 2023, there have been no substantive indicators of impairment.

Aggregate amortization expense was $591,000 and $667,000 for the nine months ended October 31, 2023 and 2022, respectively, and approximately $173,000 and $222,000 for the three months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2024	$333
2025	538
2026	514
2027	316
2028	316
Thereafter	898
Total	$2,915

10. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Company has incurred approximately $814,000 of debt acquisition costs associated with the loan including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which is the interest due through maturity. These costs have been recorded as a reduction to the carrying value of our debt and are amortized to interest expense straight-line over the term of the Loan. Approximately $169,000 and $536,000 of amortization of debt acquisition costs have been recorded as interest expense for the three and nine months ended October 31, 2023, respectively. On August 22, 2023, in connection with the Sale of Klein, the Loan was repaid in full (see Note 2- "Sale of Subsidiary " for additional details).

11. Income Taxes

For the three- and nine-month periods ended October 31, 2023, the income tax expense from continuing operations was approximately $112,000 and $ 590,000, respectively, on a pre-tax loss from continuing operations of approximately$1.6 million and $2.0 million, respectively. For the three- and nine-month periods ended October 31, 2022, the income tax expense from continuing operations was approximately $38,000 and $ 380,000, respectively, on a pre-tax loss from continuing operations of $2.8 million and $6.4 million, respectively. The variance between our actual provision and the expected provision based on the U.S. statutory rate is due primarily to recording valuation allowances against the increase in our deferred tax assets in the respective periods and permanent differences between book income and taxable income.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2023. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2023.

For the three- and nine-month periods ended October 31, 2023 and 2022, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

12. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three and nine months ended October 31, 2023 and October 31, 2022, dilutive potential common shares outstanding were immaterial and had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three and nine months ended October 31, 2023 and October 31,2022, was approximately 1.4 million shares.

On October 12, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Charter (the “Charter Amendment”) to effect a one-for-ten reverse stock split (the “Reverse Stock Split”). Prior periods shares have been restated to reflect the impact of the Reverse Stock Split in calculating earnings per share (see Note 14- "Equity and Stock Based Compensation " for additional details).

13. Related Party Transaction

 Ladenburg Thalmann & Co. Inc. (“Ladenburg”) provided advisor and arrangement services for the Loan (See Note 10 - "Notes Payable" for additional details) and received $50,000 in fees for such services.  Additionally, Ladenburg provided advisory services related to the Sale of Klein and received fees of $355,000 for such services. The Co-Chief Executive Officer and Co-President of Ladenburg is the Non-Executive Chairman of our Board. Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

14. Equity and Stock-Based Compensation

As of October 31, 2023, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $46.8 million, which amount includes approximately $4.7 million in undeclared cumulative dividends. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year. During the three months ended October 31, 2023, the Board declared a quarterly dividend on our Preferred Stock. The Company has approximately $4.7 million of cumulative undeclared preferred dividends as of October 31, 2023.

On September 28, 2023, the Board approved the Reverse Stock Split at a ratio of one-for-ten. On October 12, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Charter Amendment to effect the Reverse Stock Split. The Charter Amendment became effective on October 13, 2023.

As a result of the Charter Amendment and Reverse Stock Split, every ten shares of issued and outstanding Common Stock were combined into one issued and outstanding share of Common Stock, without any change in par value per share. Proportionate adjustments were also made to any outstanding securities or rights convertible into, or exchangeable or exercisable for, shares of Common Stock. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share were entitled to receive one full share of post-Reverse Stock Split Common Stock, in lieu of receiving such fractional shares. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities. The Reverse Stock Split reduced the number of shares of issued and outstanding Common Stock from approximately 13,788,738 shares to approximately 1,405,779 shares. Common stock and treasury stock shares have been retroactively adjusted to reflect the Reverse Stock Split in all periods presented. In connection with the reverse stock split, the Company retired all treasury stock.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three- and nine-month periods ended October 31, 2023 was approximately $106,000 and $ 264,000, respectively, and during the three and nine-month periods ended October 31, 2022, was approximately $136,000 and $524,000, respectively.

15. Segment Reporting

Prior to August 22, 2023, the Company operated in two segments, Seamap and Klein.  On August 21, 2023, the Company completed the Sale of Klein. (see Note 2-"Sale of Subsidiary" for additional details). As a result, at October 31, 2023, Seamap is the Company’s sole operating segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On August 21, 2023, the Company completed the Sale of Klein (see Note 2-"Sale of Subsidiary" in the accompanying financial statements for additional details). Effective with the Sale of Klein, we operate in one segment, Seamap.  Seamap designs, produces and sells seismic exploration and survey equipment. Its customers include foreign and domestic commercial marine survey companies and various governmental institutions.

Management believes that the performance of our Seamap business is indicated by revenues from sales of products and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Reconciliation of Net loss from Continuing Operations to EBITDA (loss) and Adjusted EBITDA (loss)	(in thousands)
Net loss from continuing operations	$(1,709)	$(2,883)	$(2,591)	$(6,815)
Interest expense, net	169	—	536	4
Depreciation and amortization	257	331	892	1,011
Provision for income taxes	112	38	590	380
EBITDA (loss) from continuing operations (1)	(1,171)	(2,514)	(573)	(5,420)
Stock-based compensation	106	136	264	524
Adjusted EBITDA (loss) from continuing operations (1)	$(1,065)	$(2,378)	$(309)	$(4,896)
Reconciliation of Net Cash (Used in) Provided by Operating Activities to EBITDA (loss) from continuing operations
Net cash (used in) provided by operating activities	$(2,146)	$247	$(5,624)	$(2,251)
Stock-based compensation	(106)	(136)	(264)	(524)
Provision for inventory obsolescence	(23)	(23)	(23)	(68)
Changes in accounts receivable (current and long-term)	(2,496)	(886)	514	(4,150)
Interest paid, net	129	—	536	4
Taxes paid, net of refunds	—	94	425	371
Gross profit (loss) from sale of other equipment	49	—	385	(113)
Changes in inventory	2,665	1,702	2,259	2,220
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(82)	(3,083)	1,052	(350)
Changes in prepaid expenses and other current and long-term assets	368	(91)	(566)	18
Other	471	(338)	733	(577)
EBITDA (loss) from continuing operations (1)	$(1,171)	$(2,514)	$(573)	$(5,420)

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

We design, manufacture and sell a variety of products used primarily in seismic and marine survey industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems; (ii) the BuoyLink RGPS tracking system used to provide precise positioning of seismic sources and streamers (marine recording channels that are towed behind a vessel) and (iii) SeaLink marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in marine survey applications.

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Part II, Item 1A- “Risk Factors.”

Business Outlook

Our financial performance has improved significantly in recent periods.  Although we have a history of operating losses, we generated positive operating income from continuing operations in the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024.  We believe this is due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

On August 21, 2023, we completed the Sale of Klein for cash consideration of $11.5 million. In addition, in connection with the Sale of Klein, the Company granted the Buyer a license in its Spectral Ai software suite, exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The license and collaboration agreements provide opportunities for recurring licensing revenue and recovery of certain ongoing operating costs.  We believe the Sale of Klein serves to streamline the Company’s operations and provides needed working capital to address the financial requirements associated with the continuing growth of our Seamap business.

We have experienced increased inquiries and bid activity for our marine technology products. As of October 31, 2023, our backlog of firm orders for our Seamap segment was approximately $37.4 million, as compared to approximately $15.7 million as of January 31, 2023, and $14.0 million as of October 31, 2022. Additionally, subsequent to the end of the quarter we entered into a supply agreement with a major international seismic contractor and expect to receive initial orders under the agreement in the fourth quarter of fiscal 2024. We believe that essentially all of our current backlog and the initial orders expected under the new supply agreement will be completed and shipped by the end of fiscal 2025. We believe that these firm orders provide good visibility for the balance of this fiscal year and into the next year. However, the level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We expect higher revenue in the fourth quarter of fiscal 2024 as compared to each of the prior quarters in fiscal 2024. We further expect revenue in the fiscal year ending January 31, 2025 to exceed that of fiscal 2024. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Other unanticipated delays beyond our control.

In our Seamap business we address the following primary markets:

•	Marine Survey

•	Marine Exploration

We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain of the business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the majority of our revenues have been from commercial customers.

We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:

•	Demand for economical, commercially developed, technology for anti-submarine warfare and maritime security applications; and

•	Increased activity within the marine exploration space, including applications for energy exploration, alternative energy projects such as offshore windfarms and carbon capture projects.

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include the following:

•	Application of our Spectral Ai software suite technology to side scan sonar systems and potentially other applications;

•	Adaptation of our SeaLink solid streamer technology to alternative applications, such as windfarm and carbon capture projects; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as anti-submarine warfare.

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

Results of Operations

Revenues for the three and nine months ended October 31, 2023 were approximately $5.0 million and $23.1 million, respectively, compared to approximately $3.0 million and $16.1 million for the three and nine months ended October 31, 2022, respectively. The increase in the first nine months of fiscal 2024 compared to the prior year period was primarily due to positive trends within our primary markets, as discussed above. However, those increases were not as great as we anticipated, as discussed below. For the three and nine months ended October 31, 2023, we generated operating losses of approximately $1.5 million and $1.8 million, respectively, compared to operating losses of approximately $2.9 million and $6.2 million for the three and nine months ended October 31, 2022, respectively. The decrease in operating losses in the current three and nine month periods was primarily attributable to incremental revenues and higher profit margins during the three and nine months ended October 31, 2023. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues:
Seamap	$4,974	$3,038	$23,132	$16,142
Cost of sales:
Seamap	2,721	2,176	13,402	10,446
Gross profit	$2,253	$862	$9,730	$5,696
Gross profit margin	45%	28%	42%	35%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Revenue from the sale of Seamap products was approximately $5.0 million and $23.1 million for the three- and nine-month periods ended October 31, 2023, respectively, compared to revenue of approximately $3.0 million and $16.1 million for three and nine-month periods ended October 31, 2022, respectively. We had expected revenues in the third quarter of fiscal 2024 to be higher.  However, due to delays in receiving certain components we were unable to complete and ship some orders as originally scheduled.  We estimate the impact of these delays on revenue in the quarter to be between $5.0 and $6.0 million.  We expect these orders to be completed in the fourth quarter of fiscal 2024.  Based upon this, and other orders in our backlog, we expect a significant increase in revenue in the fourth quarter of fiscal 2024 as compared to each of the prior three quarters. The gross profit and gross profit margins for Seamap were approximately $2.3 million and 45% and approximately $862,000 and 28% in the three-month periods ended October 31, 2023 and 2022, respectively. For the nine-months ended October 31, 2023 and 2022, the gross profit and gross profit margins were $9.7 million and 42% and $5.7 million and 35%, respectively. The increase in gross profit margin between the comparative periods is due primarily to a favorable mix of revenue from sales of higher margin products and services.  In particular, in the third quarter of fiscal 2024 there was a higher proportion of spare parts sales, as opposed to system sales, which generally attract higher gross margins. Increased manufacturing activity levels resulting in greater absorption of manufacturing overhead also contributed to the improved gross margins.

Operating Expenses

General and administrative expenses for the three and nine months ended October 31, 2023, were approximately $2.9 million and $9.2 million, respectively, compared to approximately $3.0 million and $9.9 million for the three and nine months ended October 31, 2022, respectively. The decrease from the prior periods is primarily the result of lower compensation expense due to headcount reductions, and the impact of broader cost control measures. However, the decrease between the three month periods was lower due mainly to accrued severance cost and higher professional fees incurred in the current period.

Research and development costs were approximately $508,000 and $1.5 million in the three and nine-month periods ended October 31, 2023, respectively, compared to approximately $412,000 and $1.1 million in the three- and nine-month periods ended October 31, 2022, respectively. Costs in each of the periods are related primarily to our next generation towed streamer system and ongoing development of our Spectral Ai software suite.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets remained relatively consistent year-over year. These costs were approximately $257,000 and $892,000 in the three and nine-month period ended October 31, 2023, as compared to approximately $331,000 and $1.0 million in the three and nine-month period ended October 31, 2022.

Interest Expense

Interest expense in the three and nine months ended October 31, 2023, was primarily due to interest on the Loan of approximately $169,000 and $536,000, respectively. Interest expense in the three months ended October 31, 2023, relates to the write-off of remaining debt acquisition costs due to the early repayment of the Loan.

Other Expense

Other expense primarily relates to gains on the sale of certain ancillary equipment, scrap sales and other income.

Provision for Income Taxes

For the three- and nine-months ended October 31, 2023, we reported tax expense of approximately $112,000 and $590,000 on pre-tax loss from continuing operations of approximately $1.6 million and $2.0 million, respectively. For the three- and nine-month periods ended October 31, 2022, our income tax expense was approximately $38,000 and $380,000 on a pre-tax loss from continuing operations of $2.8 million and $6.4 million, respectively. We recorded tax expense on pre-tax losses for fiscal 2024 and 2023 due mainly to the effect of recording valuation allowances against increases in our deferred tax assets.

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

Due to the above factors, there is substantial doubt about the Company’s ability to meet its obligations as they arise over the next twelve months.  However, management believes there are compensating factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $16.5 million as of October 31, 2023, including cash of approximately $5.6 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $37.4 million as of October 31, 2023, production for certain of these orders was in process and included in inventory as of October 31, 2023, thereby reducing the liquidity needed to complete the orders.

•	Although the Company declared and paid the quarterly dividend on its Preferred Stock for the third quarter of fiscal 2024, there were no dividends declared or paid on the Company’s Preferred stock for the first or second quarter of fiscal 2024. The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023 but deferred all dividend payments for the subsequent quarters of fiscal 2023. The Company has the option to defer future quarterly dividend payments if deemed necessary. The dividends are cumulative and deferred dividends accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. Further, if the Company does not pay dividends on its Preferred Stock for six or more quarters, the holders of Preferred Stock will have the right to appoint two directors to the Company's board.

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

•	The Company’s financial results have improved in recent quarters, producing positive operating income from continuing operations in the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024.

•

On August 21, 2023, we completed the Sale of Klein for aggregate consideration to the Company of $11.5 million in cash. Following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full (see Note 10 -"Notes Payable" for additional details").  After transaction costs and repayment of the Loan, the Company received net proceeds from the Sale of Klein totaling approximately $7.3 million.

Due to the rising level of sales and production activities there are increasing requirements for purchases of inventory and other production costs. Additionally, due to component shortages and long-lead times for certain items there are requirements in some cases to purchase items well in advance. Furthermore, some suppliers require prepayments in order to secure some items. All of these factors combine to increase the Company’s working capital requirements. Furthermore, Management believes there are opportunities to increase production capacity and efficiencies. However, some of these opportunities may require additional investments such as in production equipment or other fixed assets. If we are unable to meet suppliers' demands, we may not be able to produce products and fulfill orders from our customers.

In order to fund future growth, we may explore sources of additional capital. Such sources include private or public issues of equity or debt securities, or a combination of such securities. Other sources could include secured debt financing, the sale of assets or investment from strategic industry participants.

We declared and paid the dividend on the Preferred Stock for the quarter ended October 31, 2023 which amounted to approximately $947,000.  However, accumulated and undeclared dividends amount to approximately $4.7 million as of October 31, 2023. Management does not believe that current operations can simultaneously fund the capital requirements of the ongoing business, as discussed above, as well as ongoing or accumulated dividends related to the Preferred Stock.  Accordingly, although no firm decisions have been made, management currently believes it is unlikely that the Company will declare dividends on the Preferred Stock for the foreseeable future.

.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	October 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(5,624)	$(2,251)
Net cash provided by (used in) investing activities	11,018	(149)
Net cash used in financing activities	(589)	(1,895)
Effect of changes in foreign exchange rates on cash and cash equivalents	(14)	(7)
Net increase (decrease) in cash and cash equivalents	$4,791	$(4,302)

As of October 31, 2023, we had working capital of approximately $16.5 million, including cash and cash equivalents of approximately $5.6 million, as compared to working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000, at January 31, 2023.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $5.6 million in the first nine months of fiscal 2024 as compared to approximately $2.3 million in the first nine months of fiscal 2023. The increase in net cash used in operating activities in the first nine months of fiscal 2024 compared to the prior year period was due mainly to an increase in inventories and reduction in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities during the first nine months of fiscal 2024 increased approximately $11.0 million over the same period in fiscal 2023. The increase relates primarily to the proceeds for the Sale of Klein.

Cash Flows from Financing Activities. Net cash used in financing activities during the first nine months of fiscal 2024 consisted of approximately $589,000 of payments net of proceeds related to short-term loans compared to cash used of approximately $1.9 million in the prior year period related to Preferred Stock dividends.

On August 21, 2023, the Company completed the Sale of Klein (see Note 2 – “Sale of Subsidiary” for additional details). In connection with the Sale of Klein, the Loan was subsequently paid in full (see Note 10 - "Notes Payable" for additional details).

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of October 31, 2023. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of October 31, 2023, we had deposits in foreign banks equal to approximately $2.8 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2023. There have been no material changes to our critical accounting estimates during the three- and nine-month periods ended October 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2023, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $224,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $22,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of October 31, 2023, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of October 31, 2023, due to a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Remediation

As previously described in Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, we are implementing a remediation plan to address the material weakness in our internal controls over financial reporting. The weakness will remain unresolved until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIND TECHNOLOGY, INC.

Date: December 14, 2023	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)