Form 10-K
period 2024-01-31
MIND TECHNOLOGY, INC
filed 2024-04-30
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024

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

As of July 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,089,154 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2024
Common Stock, $0.01 par value per share	1,405,779	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of MIND Technology, Inc. for the 2024 Annual Meeting of Stockholders, which will be filed within 120 days of January 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MIND TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) for the fiscal year ended January 31, 2024 (“fiscal 2024”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Historically, we operated in two segments, Marine Technology Products and Equipment Leasing. During the second quarter of the fiscal year ended January 31, 2021 (“fiscal 2021”), our Board decided to exit the land-based seismic equipment leasing business (the “Leasing Business”) and instructed management to develop and implement a plan to dispose of those operations. Effective January 31, 2023, we split our Marine Technology Products Segment into two segments, Seamap Marine Products and Klein Marine Products, to reflect our operations more accurately. On August 21, 2023, we sold the Klein Marine Products segment, and now operate within one segment.

Our worldwide Seamap Marine Products business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment. Our worldwide Klein Marine Products business included Klein Marine Systems, Inc. (“Klein”), which designed, manufactured and sold high performance side scan sonar systems.

We are focusing on our strategy to emphasize our Seamap business following the decision to exit the Leasing Business and dispose of the Klein Marine Products segment. This strategy is based on the following vision for MIND:

•	become known as a provider of innovative technology and products to the oceanographic, hydrographic, seismic, defense and maritime security industries; and

•	leverage our various technologies, products and services to create new products and address new markets, as well as seek out opportunities to add new technologies and products.

We are primarily focused on three markets within the broader marine products space, Marine Exploration, Marine Survey and Maritime Security. Customers within these market segments include marine survey companies, seismic survey contractors, non-military governmental organizations, research institutes, domestic and foreign navies, and operators of port facilities and other offshore installations.

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

The discontinued operations of the Klein Marine Product segment include all the activities of Klein which had been conducted from our location in Salem, New Hampshire.

Our products and equipment are utilized in a variety of geographic regions throughout the world, which are described under “Customers, Sales, Backlog and Marketing.”

Seamap Marine Products Business –

Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers”, and the BuoyLink™ RGNSS(“relative global navigation satellite system”) positioning system, and SeaLink™ marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). Applications for these technologies include marine seismic surveys related to energy exploration and alternative energy projects, as well as other resources, ocean bottom surveys and various research activities. We have not yet generated revenue from defense applications of this technology; however, we believe our hydrophone and solid streamer technologies are well suited to defense and maritime security applications.

Discontinued Operations –

Klein primarily designed, manufactured and sold side scan sonar systems for the oceanographic, hydrographic, defense and maritime security industries on a world-wide basis. Klein’s family of sonar products were used in a variety of applications including hydrographic surveys, naval mine counter measure operations, search and recovery operations, ocean bottom profiling and other underwater object detection operations.

Our Leasing Business consisted of many types of equipment used in seismic data acquisition, including various electronic components of land, transition zone and marine seismic data acquisition systems, geophones and cables, peripheral equipment, survey and other equipment.

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

The acoustic sensors, or hydrophones, and streamer systems used in seismic applications can also be utilized in developing passive and active sonar systems. Such technology is widely used in maritime security and defense applications, such as maritime security and anti-submarine warfare.

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

Seamap’s primary products include: (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGNSS positioning system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Sleeve Gun energy sources and (4) the SeaLink towed seismic streamer system. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products. These services include repair, engineering, training, field service operations and umbilical terminations.

We have recently introduced our Sea Serpent™ line of passive sonar arrays for maritime security and anti-submarine warfare applications. Sea Serpent is based on our commercially developed SeaLink towed streamer systems. We believe that Sea Serpent provides a cost-effective, robust, and capable passive sonar solution for navies, governmental agencies and other operators of offshore facilities. However, we have not yet generated revenue from this product.

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

Components for our marine products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore, Malaysia and Texas.

Spectral Ai and Software-

Prior to the sale of Klein, we developed a data handling and automatic target recognition (“ATR”) software system designed specifically for Klein side scan sonar systems which we refer to a Spectral Ai™. Under the terms of the Klein sale, we retained ownership of the intellectual property associated with Spectral Ai and entered into a licensing agreement and collaboration agreement with Klein and the purchaser of Klein, General Oceans AS.  Pursuant to these agreements, we will jointly promote the licensing of Spectral Ai to customers of Klein, for which we will receive recurring licensing fees.  Additionally, we may provide other software services to Klein and General Oceans AS for mutually agreed fees.   Revenues from these arrangements have been immaterial to date.

Key Agreements

We have a limited number of agreements for the distribution or representation of our products. These agreements are generally cancellable upon a notice period of from one to three months.

Customers, Sales, Backlog and Marketing

In fiscal 2024 and 2023, our single largest customer accounted for approximately 21% and 17%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 67% of our consolidated revenues in fiscal 2024. The loss of any one of our largest customers or a sustained decrease in demand by any of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”

As of January 31, 2024, our Seamap Marine Products business had a backlog of orders amounting to approximately $38.4 million, which is an increase of approximately 145% from the $15.7 million reported at January 31, 2023. We expect a substantial portion of the backlog of orders as of January 31, 2024, to be fulfilled during the fiscal year ending January 31, 2025 (“fiscal 2025”).

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

We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services.

A summary of our revenues from continuing operations from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2024	2023
United States	$1,250	$1,986
Europe(1)	20,248	11,836
Asia/South Pacific	12,399	10,755
Other(2)	2,613	435
Total Non-United States	35,260	23,026
Total	$36,510	$25,012

(1)    Includes the United Kingdom

(2)    Includes The Middle East, Africa, Canada, Mexico, and South America.

The net book value of our property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2024	2023
United States	$200	$174
United Kingdom	60	44
Singapore	147	154
Malaysia	411	581
Total Non-United States	618	779
Total	$818	$953

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

Employees

As of January 31, 2024, we employed approximately 145 people on a full-time basis, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory. For additional information regarding the risks associated with our employees, see Item 1A-”Risk Factors.”

Intellectual Property

The products designed, manufactured, and sold by our Seamap businesses utilize significant intellectual property that we have developed or purchased from others. Our internally developed intellectual property consists of product designs, trade secrets and patent applications. We have acquired certain United States and foreign patents related to energy source controllers, hydrophone and other technologies. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink and Sealink product lines, as well as other products. We believe the pertinent patents to have a valid term through at least 2028.

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

You should refer to the explanation of the qualifications and limitations on forward-looking statements included under “Cautionary Statement About Forward-Looking Statements” of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.

Risk Related to Our Financial Condition

The Company’s ability to continue as a going concern could impact our ability to obtain capital financing and adversely affect the price of our Common Stock and Preferred Stock.

The Company has a history of generating operating losses and negative cash flows from operating activities. Due to our historical financial results and financial position, some suppliers may be reluctant to do business with us or may require prepayment for goods or services. This could negatively impact our liquidity. This could also impact our ability to obtain capital or other sources of financing.

Risks Related to the Operation of Our Business

A limited number of customers account for a significant portion of our revenues and the loss of one of these customers could harm our results of operations.

We typically sell equipment to a relatively small number of customers, the composition of which changes from year to year as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2024 and 2023, our single largest customer accounted for approximately 21% and 17%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 67% of our consolidated revenues in fiscal 2024. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The demand for our government-related services is generally driven by the level of government program funding. The state of the economy, competing political priorities, public funds and the timing of payment of these funds may influence the amount and timing of spending by our customers who are government agencies. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

The financial soundness of our customers could materially affect our business and operating results.

If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues, such as volatility in price of oil or other hydrocarbons or a worldwide pandemic, such as the global pandemic, could exacerbate financial difficulties for our customers. Any inability of customers to pay us for products and services could adversely affect our financial condition and results of operations.

As of January 31, 2024, we had approximately $6.9 million of gross customer accounts receivable, of which approximately $51,000 was over 180 days past due. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. We had an allowance for credit losses of approximately $332,000 related to accounts receivable from continuing operations. For fiscal 2024 and fiscal 2023, we had no charges to our provision for credit losses related to continuing operations. Significant payment defaults by our customers in excess of our allowance for credit losses would have a material adverse effect on our financial position and results of operations.

We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. Our international operations include locations in Malaysia, Singapore, and the United Kingdom. For fiscal 2024 and 2023, approximately 97% and 92%, respectively, of our revenues were attributable to customers in foreign countries.

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

•

environmental conditions and regulatory controls or initiatives in some countries that may impose additional or more stringent requirements than found in the United States and which may not be consistently applied or enforced; and

•

regulations, laws or emergency measures taken or imposed by the United States or foreign state and local governments and municipalities in response to emergency or crisis situations, including natural disasters or pandemics, which could have an adverse effect on our business, our customers or our operations.

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

New seismic data acquisition technologies may be developed. New and enhanced products and services introduced by a competitor may gain market acceptance and, if not available to us, may adversely affect us. If we choose the wrong technology, or if our competitors select a superior technology, we could lose our existing customers and be unable to attract new customers, which would harm our business and operations.

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

We depend on a limited number of suppliers for some components of our products, as well as for equipment used to design and test our products. Certain components used in our products may be available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, may allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in the deployment of these products and in our ability to recognize revenues.

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

A global shortage of key components, such as semiconductors, and long lead-times can disrupt production.

If there is a shortage of a key component and the component cannot be easily sourced from a different supplier, the shortage could disrupt our production activities. Additionally, lead times for other components have increased in some cases. A shortage of key components may cause a significant disruption to our production activities, which could have a substantial adverse effect on its financial condition or results of operations.

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

We have not been directly impacted by the Israel-Hamas conflict. However, the historic volatility in the Middle East, including as a result of recent events in Israel and Gaza, may result in political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue.

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

The demand for our products could be impacted by oil and other hydrocarbon commodity prices.

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

We face significant inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. In fiscal 2024 we recorded inventory obsolescence charges of approximately $341,000 compared to approximately $269,000 in fiscal 2023. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking components in order to avoid shortages, excesses or obsolete inventory. Demand for components, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and they may not be returnable. We carry a broad selection and significant inventory levels of certain components, and we may be unable to sell them in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

We have competitors who provide similar products and services, many of which have substantially greater financial resources than our own. There are also several smaller competitors that, in the aggregate, generate significant revenues from the sale of products similar to those we offer. Some competitors may offer a broader range of instruments and equipment for sale than we do and may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify. We cannot assure you that revenue from our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products. Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations.

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

In recent periods we have funded our capital requirements with the issuance of Preferred Stock and Common Stock and proceeds from the sale of assets. Our capital requirements may continue to increase. If we were to expand our operations at a rate exceeding operating cash flow, or current demand or pricing of our services were to decrease substantially or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. Access to global financial markets and the terms under which capital is available can be uncertain and volatile.

As of January 31, 2024, under our Amended and Restated Articles of Incorporation, we are authorized to issue up to 40,000,000 shares of our Common Stock and 2,000,000 shares of Preferred Stock, of which 1,405,779 shares of Common Stock and 1,682,985 shares of Preferred Stock are issued and outstanding. We cannot predict the availability, size or price of any future issuances of Preferred Stock or Common Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities or our ability to raise additional capital through stock issuances. Any additional issuances of Preferred Stock or Common Stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company.

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

We periodically assess our long-lived assets and other intangible assets for impairment. If the future cash flows anticipated to be generated from these assets fall below net book value, we may be required to write down the value of our long-lived assets. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See the discussion included in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates."

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

Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers’ operations, loss or damage to our data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data, and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. Emerging artificial intelligence technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities and increase the difficulty detecting threats. Although we have taken measures to prevent cybersecurity attacks and respond to cyber incidents as they have occurred, these measures may not be sufficient to prevent or recover from cyberattacks or information security breaches. Although we maintain insurance coverage to protect against cybersecurity risks, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of any future cyberattacks. Furthermore, additional cybersecurity attacks could damage our reputation and lead to financial losses from remedial actions, loss of business, increased protection costs, regulatory action or potential liability.

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

We have initiated, and may in the future initiate, strategic initiatives in order to focus and expand our product offerings. The initiatives we have initiated include (i) the introduction of our Sea Serpent passive sonar arrays for use in maritime security applications, such as anti-submarine warfare; and (ii) implementation of our Spectral Ai technology. There can be no assurance that we will realize the anticipated benefits of such initiatives or that any of the strategic initiatives will ultimately have a material impact on our financial position or results of operations. The pursuit of the strategic initiatives presents a number of risks, including but not limited to, the length of development, increased competition, the diversion of management’s attention from existing operations or other priorities, the unavailability of equipment, budget limitations and the ability to sell our lease pool equipment on favorable terms, if at all, all of which could adversely affect our financial condition and results of operations.

We face risks related to health epidemics and other outbreaks, such as the COVID-19 or novel coronavirus, or fear of such an event.

Our business could be adversely affected by a widespread outbreak of contagious disease, such as the outbreak of respiratory illness caused by the COVID-19 global pandemic. If there are extended or additional facility closures, or other interruptions to our business, including as a result of impact on third-party suppliers, contract manufacturers and service providers, related to health epidemics and other outbreaks, such disruptions could have a material adverse impact on our liquidity, financial condition, and results of operations.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, such allocation, we are subject to the risk of bank failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue its operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB. Subsequently, Signature Bank failed on March 12, 2023, UBS took over Credit Suisse on March 19, 2023 and First Republic closed on May 1, 2023, selling most of its deposits and assets to JPMorgan Chase. None of our cash and cash equivalents was held at the failed banks aforementioned and we do not expect further developments with such failed banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if the banks where we hold deposits were to experience a similar failure, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Risks Related to Human Capital Management

We expect to develop and expand the size of our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of January 31, 2024, we had approximately 145 employees and we expect to increase our number of employees and expand the scope and location of our operations. To manage our anticipated development, expansion and incurrence of additional expenses, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Members of our management team may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

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

The Company has deferred payment of the quarterly dividend on its Series A Preferred Stock for seven fiscal quarters, including the fourth quarter of fiscal 2024 and the fist quarter of fiscal 2025. Prior to the declaration and payment of dividends our board of directors must determine, among other things, that funds are available out of the surplus of the Company and that the payment would not render us insolvent or compromise our ability to pay our obligations as they come due in the ordinary course of business. As a result, although the Series A Preferred Stock will continue to earn a right to receive dividends, the Company’s ability to pay dividends will depend, among other things, upon our ability to generate excess cash. During a deferral period, the Company is prohibited from paying dividends or distributions on its Common Stock or redeeming any of those shares. Further, since the Company has not paid dividends on its Series A Preferred Stock for six or more quarters, the holders of Series A Preferred Stock have the right to appoint two directors to the Company’s board. Additionally, while there are dividends in arears, we are ineligible to utilize certain forms of registration statements with the SEC. This could inhibit our ability to raise additional capital.

We may issue securities with rights senior to that of our Common Stock or Preferred Stock in liquidation which could dilute or negatively affect the value of those securities.

As of January 31, 2024, 1,682,985 shares of the Series A Preferred Stock were outstanding, with a liquidation preference of $25.00 per share. The Company has 2,000,000 shares of Preferred Stock authorized. The Preferred Stock may be issued in multiple series with various terms, as authorized by the Company’s board of directors. The Series A Preferred Stock has a liquidation preference senior to that of our Common Stock. In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our Common Stock or debt securities with a liquidation preference senior to that of our Preferred Stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities could receive a distribution of our available assets before distributions to the holders of our Common Stock. The issuance of these securities could dilute or negatively affect the value of our Common Stock.

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

As of January 31, 2024, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s controls over the existence of inventory at its subsidiary location in Singapore. The Company performed a less-than-complete physical inventory at year-end because it placed reliance on other compensating controls during the year, including cycle counts and controls involving receipt and disbursement of inventory See further discussion of the material weakness, including the Company's remediation procedures, in Item 9A - "Controls and Procedures."

As of January 31, 2023, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness involved the Company’s insufficient level of review performed in connection with the analysis of the aggregation of operating segments, which resulted in a misapplication of ASC 280, Segment Reporting. For the year ended January 31, 2023, we correctly reported segment activity pursuant to the provisions of ASC 280. In Fiscal 2024, see further discussion of the material weakness, including the Company's remediation procedures, in Item 9A - "Controls and Procedures."

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the current material weakness is not remediated, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s Common Stock. See further discussion of the material weakness, including the Company's remediation procedures, in Item 9A.- “Controls and Procedures.”

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis, and response to mitigate unknown and unexpected threats and security risks. Our cybersecurity risk management processes include technical security controls, monitoring systems, employee training, and management oversight to assess, identify, and manage risks from cybersecurity threats. To date, we have not experienced any cybersecurity threats or incidents which have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, but we cannot provide assurance that they will not have a material impact in the future. See “Risk Factors” in Item 1A of this Annual Report for additional information about our cybersecurity risks.

Also, as part of our cybersecurity program, we partner with a third-party information technology firm to support and evaluate our cybersecurity and informational security program. This third-party service includes product and software security for data protection and cyber defense, to monitor, detect, prevent, and protect our Company against potential cybersecurity threats.

Governance

Our executive management has overall responsibility for risk oversight in performing this function. Our executive management assesses cybersecurity and information technology risks and the controls implemented to monitor and mitigate these risks. Our cybersecurity program is overseen by our Global Information Technology Manager, who meets regularly with executive management to share information about potential cybersecurity events and monitor, prevent, and detect potential cybersecurity incidents. Executive management is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Common Stock is traded on NASDAQ under the symbol “MIND.” As of April 29, 2024, there were approximately 1,600 beneficial holders of our Common Stock.

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

As of April 29, 2024, there were 1,682,985 shares of Series A Preferred Stock outstanding with a liquidation preference of $25.00 per share. The quarterly dividends on the outstanding Series A Preferred Stock are approximately $947,000. However, in response to unexpected demands on our liquidity, we have suspended the quarterly dividend on the Series A Preferred Stock. Undeclared dividends total approximately $5.7 million.

On March 25, 2024, we commenced the solicitation of proxies to approve an amendment (the “Amendment”) to the Certificate of Designations, Preferences and Rights of our Series A Cumulative Preferred Stock to provide that, at the discretion of our Board of Directors deciding to file the Amendment with the Secretary of State of the State of Delaware at any time prior to July 31, 2024, each share of Series A Preferred Stock shall be converted into 2.7 shares of Common Stock upon the effective time of the Amendment (the “Preferred Stock Proposal”). Holders of Series A Preferred Stock as of the record date of February 27, 2024 were entitled to vote at a Virtual Special Meeting of Preferred Stockholders to be held on April 25, 2024 (the “Special Meeting”). The affirmative vote of two-thirds (66 2/3%) of the outstanding shares of Series A Preferred Stock was required for approval of the Preferred Stock Proposal. Holders of Common Stock were not entitled to vote at the Special Meeting. On April 24, 2024, we announced that our Board of Directors had postponed the Special Meeting and would determine a revised date for the Special Meeting, as well as a revised record date. When the Board of Directors establishes a new record date, we will deliver a new notice of the Special Meeting and an updated proxy statement, which will include a new proxy card.

As of January 31, 2024, we had deposits in foreign banks equal to approximately $4.9 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective January 31, 2023, we split our Marine Technology Products Segment into two segments, Seamap Marine Products and Klein Marine Products, to more accurately reflect our operations. On August 21, 2023, we sold the Klein Marine Products segment and now operate in one segment.

Our worldwide Seamap Marine Products business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment.

Revenue from the Seamap Marine Products business relates to sales of Seamap products, which operates from locations near Bristol, United Kingdom; Huntsville, Texas; Johor, Malaysia and in Singapore.

The discontinued operations of the Klein Marine Products business related to sales of Klein products, which operated from Salem, New Hampshire.

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

The following table presents certain operating information of our continuing operations:

	Year Ended January 31,
	2024	2023
	(in thousands)
Revenues:
Sale of marine technology products	$36,510	$25,012
Total revenues	$36,510	$25,012
Cost of sales:
Sale of marine technology products	$20,539	$15,062
Total cost of sales	$20,539	$15,062
Gross profit	$15,971	$9,950
Operating expenses:
Selling, general and administrative	$12,142	$12,883
Research and development	$2,133	$1,373
Depreciation and amortization	$1,178	$1,344
Total operating expenses	$15,453	$15,600
Operating income (loss)	$518	$(5,650)

	Year Ended January 31,
	2024	2023
	(in thousands)
Reconciliation of Net Income (loss) to EBITDA and Adjusted EBITDA from continuing operations
Net income (loss)	$274	$(8,832)
Interest expense, net	634	4
Depreciation and amortization	1,516	1,887
Provision for income taxes	1,355	699
EBITDA	3,779	(6,242)
(Income) loss from discontinued operations net of depreciation and amortization	(1,729)	2,196
Stock-based compensation	261	654
Adjusted EBITDA from continuing operations (1)	$2,311	$(3,392)
Reconciliation of Net Cash Used In Operating Activities to EBITDA
Net cash used in operating activities	$(4,967)	$(2,905)
Stock-based compensation	(261)	(654)
Provision for inventory obsolescence	(341)	(445)
Changes in accounts receivable (current and long-term)	3,318	(4,864)
Interest paid	634	—
Taxes paid, net of refunds	847	371
Gain on sale of other equipment	476	939
Gain on sale of Klein	2,343	—
Changes in inventory	3,601	1,756
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(2,744)	1,223
Changes in prepaid expenses and other current and long-term assets	847	10
Non-cash cumulative translation adjustment for discontinued operations	—	(1,626)
Other	26	(47)
EBITDA(1)	$3,779	$(6,242)

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

Within our Seamap business, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, defense, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems; (ii) the BuoyLink RGNSS positioning system used to provide precise positioning of seismic sources and streamers and (iii) SeaLink marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in survey and exploration applications.

The discontinued operations of our Klein business designed, manufactured, and sold side scan sonar and water-side security systems to commercial, governmental, and military customers throughout the world.

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, difficulties in obtaining licenses or permits, security problems, labor or political issues, inclement weather, and global pandemics. See Item 1A- “Risk Factors."

Business Outlook

Our financial results during fiscal year 2024 improved significantly when compared to fiscal 2023. Despite improving results, our operations continue to be impacted by the following factors:

•	Extended lead times for key components.

•	Requirements for advanced payments from some vendors for key components.

•	Delays and uncertainties in the timing of orders due to customer delivery requirements.

•	Difficulties sourcing skilled labor and obtaining necessary work permits and visas in some jurisdictions in which we operate.

However, we believe general economic and geopolitical trends are now favorable for much of our business. Global energy prices traded within a fairly tight range during fiscal 2024 but remain significantly higher than the past several years and are generally expected to rise in fiscal 2025. We believe this is a positive development for our marine seismic customers and many of our customers in this space have recently reported improving financial metrics and outlooks. Expected increases in energy prices and the global movement towards renewable energy is, we believe, positive for our customers in the marine survey industry. We have seen increasing demand for our products regarding alternative energy projects, such as marine wind farm installations, and carbon capture projects.

In recent months, we have continued to experience significant inquiries and bid activity for our Seamap Marine products. As of January 31, 2024, our backlog of firm orders for Seamap Marine Products was approximately $38.4 million, which is an increase of approximately 145% from the $15.7 million reported at January 31, 2023. In addition, we continue to pursue a number of other significant opportunities and expect to secure additional orders, primarily for delivery in fiscal 2025 and beyond. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on our current backlog of orders, continued product inquiries, and current production and delivery schedules, we expect revenue in fiscal 2025 to exceed that of fiscal 2024. If revenues in fiscal 2025 increase as expected, we believe the Company will report net income from continuing operations and positive EBITDA for fiscal 2025. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

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

Specific applications within those markets include sea-floor survey, mineral and geophysical exploration and maritime security. We have existing technology and products that meet needs across all these markets such as -

•	Marine seismic equipment, such as GunLink and BuoyLink; and

•	Acoustic arrays, such as SeaLink

We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In response, we have initiated certain strategic initiatives in order to exploit the opportunities that we perceive. These initiatives include the following:

•	Development of our Spectral Ai sonar software system; and

•	Introduction of Sea Serpent passive sonar arrays for use in maritime security applications.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues; however, neither initiative has produced material revenue to date.

As we grow our business, we are also looking to control our costs. During fiscal 2024, we eliminated several executive and management level positions to control general and administrative costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

General inflation levels have increased recently due in part to supply chain issues and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors can be expected to have a negative impact on our costs; however, the magnitude of such an impact cannot be accurately determined. In response to these cost increases, in the first quarter of fiscal 2024, we increased the pricing for most of our products. The amount of the increase varies by product and ranged from approximately 5% to 10%.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described below.

Results of Continuing Operations

For fiscal 2024, we recorded operating income of approximately $518,000 and for fiscal 2023, we recorded an operating loss of approximately $5.7 million. The improvement in operating results was driven primarily by significant increases in revenue for the Seamap product lines in addition to cost-saving efforts implemented in the current fiscal year.

Revenues and cost of sales from continued operations were as follows:

	Year Ended January 31,
	2024	2023
	(in thousands)
Sale of marine technology products	$36,510	$25,012
	36,510	25,012
Cost of sales	20,539	15,062
	20,539	15,062
Gross profit	$15,971	$9,950
Gross profit margin	44%	40%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. The gross profit and gross profit margins generated by sales of Seamap products were approximately $16.0 million and 44% during fiscal 2024 and approximately $10.0 million and 40% in fiscal 2023. The increase in gross profit margins between the periods is primarily due to incremental revenue and production activity resulting in higher absorption of fixed costs.

Operating Expenses

Selling, general and administrative expenses for fiscal 2024 amounted to approximately $12.1 million, compared to approximately $12.9 million in 2023, respectively. In fiscal 2024 compared to fiscal 2023, the decrease of approximately 6% is primarily the result of reductions in headcount, compensation expense and other administrative costs due to cost reduction initiatives implemented in fiscal 2024.

Research and development costs were approximately $2.1 million in fiscal 2024 as compared to approximately $1.4 million in fiscal 2023. The increase in research and development spending was due primarily to development of the next generation of the Sealink product line.

We did not record a provision for credit losses in fiscal 2024 or fiscal 2023. On January 31, 2024, and 2023, we had trade accounts and note receivables over 180 days past due of approximately $51,000 and $349,000, respectively. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2024, and 2023, our allowance for credit losses receivable for continuing operations amounted to approximately $332,000.

Depreciation and amortization expense relates primarily to the depreciation of furniture and fixtures, office and manufacturing equipment and the amortization of intangible assets. Depreciation and amortization expense was approximately $1.2 million and $1.3 million for fiscal 2024 and 2023, respectively.  The decrease in depreciation and amortization expense in fiscal 2024 is due primarily to tangible and intangible assets becoming fully depreciated during the current fiscal year.

We periodically evaluate the recoverability of our long-lived assets. As of January 31, 2024, we performed a qualitative analysis of our long-lived assets and determined that there were no indicators of impairment for fiscal 2024.

Other Income and Expense

In fiscal 2024, we recorded other expense of approximately $280,000, consisting of interest expense of approximately $675,000 related to the $3.75 million loan that was repaid, in full, in conjunction with the sale of Klein, partially offset by gains from sale of assets. In fiscal 2023, we recorded other income of approximately $256,000, consisting primarily of gains from sale of assets.

Provision for Income Taxes

Our provision for income taxes for continuing operations for fiscal 2024 was approximately $1.3 million compared to approximately $699,000 for fiscal 2023. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss from continuing operations before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily in Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

Internal Controls

As of January 31, 2024, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. See Item 9A. Controls and Procedures for further details.

As of January 31, 2023, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective due to an identified material weakness. See Item 9A. Controls and Procedures for further details.

Results of Discontinued Operations

Revenues and cost of sales from discontinued operations were comprised of the following:

	Year Ended January 31,
	2024	2023
	(in thousands)
Revenues:
Sales of Klein Equipment	3,315	10,079
	3,315	10,079
Cost of sales:
Cost of sales	1,979	7,145
	1,979	7,145
Gross profit	1,336	2,934
Operating expenses:
Selling, general and administrative	2,022	5,185
Depreciation and amortization	338	543
Total operating expenses	2,360	5,728
Operating loss	(1,024)	(2,794)
Other income, including $2.3 million gain on sale of Klein	2,415	81
Income (loss) before income taxes	1,391	(2,713)
Provision for income taxes	(17)	(26)
Net income (loss)	1,374	(2,739)

In the third quarter of fiscal 2024, we sold the Klein business and therefore present those operations as discontinued operations.

We recorded revenue of $3.3 million from discontinued operations during fiscal 2024, compared to approximately $10.1 million for fiscal 2023. The revenue recorded in fiscal 2024 and 2023 is from the discontinued operations of Klein. The drop in revenue is due to only seven months of activity in fiscal 2024 and several large multi-beam system sales in fiscal 2023, not recurring in fiscal 2024.

Costs of sales related to the discontinued operations of Klein dropped to approximately $2.0 million in fiscal 2024 from approximately $7.1 million reported in fiscal 2023. The reduction in direct costs is commensurate with the decline in revenue.

Selling, general and administrative costs related to the discontinued operations, primarily related to Klein, totaled approximately $2.0 million in fiscal 2024 compared to approximately $5.2 million during fiscal 2023. The decrease was due primarily to only seven months of activity in fiscal 2024 due to the sale of Klein on August 21, 2023.

Depreciation and amortization expense was approximately $338,000 in fiscal 2024 and approximately $543,000 for fiscal 2023.  The decrease in depreciation and amortization expense in fiscal 2024 is due primarily to the sale of Klein on August 21, 2023.

In fiscal 2024 we recognized approximately $2.3 million of gain on the sale of Klein.

We recorded provision for income taxes of approximately $17,000 and $26,000 related to the discontinued operations of Klein in fiscal 2024 and fiscal 2023, respectively. The tax provision for the discontinued operations of Klein relates to state income tax varies from the expected provision based on the U.S. statutory rate due to the proration of profit and loss allocated to the state taxing jurisdiction.

Liquidity and Capital Resources

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. However, the Company’s operating results improved significantly in fiscal 2024 as compared to fiscal 2023 and prior years, generating net income from operations and positive Adjusted EBITDA for the fiscal year ended January 31, 2024. In addition, the Company sold its Klein business on August 21, 2023, generating net proceeds of approximately $7.3 million after settlement of closing cost and all outstanding amounts due and owed, including principal, interest, and other charges, on the Company’s $3.75 million loan. The sale of Klein increased the Company’s working capital and improved its liquidity situation.

As of January 31, 2024, the Company had working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, compared to working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000, as of January 31, 2023. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and potential sales of remaining lease pool equipment to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company owned real property, disciplined working capital commitments, and potentially securing a credit facility or some other form of financing.

In addition, management believes there are additional factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $18.1 million as of January 31, 2024, including cash of approximately $5.3 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in an effort to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders from continuing operations of approximately $38.4 million as of January 31, 2024, which is an increase of approximately 145% from the $15.7 million reported at January 31, 2023. Production for certain of these orders was in process and included in inventory as of January 31, 2024, thereby reducing the liquidity needed to complete the orders. Based largely on this backlog, Management expects the Company to produce positive operating income and EBITDA in fiscal 2025.

•

The Company declared and paid the quarterly dividend on its Preferred Stock for the first quarter of fiscal 2023, but deferred payment of the quarterly dividend for the first, second and fourth quarters of fiscal 2024 and the first quarter of fiscal 2025. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. On March 25, 2024, the Company commenced the solicitation of proxies to approve an amendment to the Certificate of Designations, Preferences and Rights of its Series A Cumulative Preferred Stock to provide that, at the discretion of its Board of Directors deciding to file the Amendment with the Secretary of State of the State of Delaware at any time prior to July 31, 2024, each share of Series A Preferred Stock shall be converted into 2.7 shares of Common Stock upon the effective time of the Amendment. Holders of Series A Preferred Stock as of the record date of February 27, 2024 were entitled to vote at a Virtual Special Meeting of Preferred Stockholders to be held on April 25, 2024. The affirmative vote of two-thirds (66 2/3%) of the outstanding shares of Series A Preferred Stock was required for approval of the Preferred Stock Proposal. Holders of Common Stock were not entitled to vote at the Special Meeting. On April 24, 2024, the Company announced that its Board of Directors had postponed the Special Meeting and would determine a revised date for the Special Meeting, as well as a revised record date. When the Board of Directors establishes a new record date, the Company will deliver a new notice of the Special Meeting and an updated proxy statement, which will include a new proxy card.

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

•	The Company owns unencumbered real estate near Huntsville, Texas which could be used to generate capital if needed through a mortgage or sale lease transaction. The Company demonstrated its ability to do this through a secured lending transaction in early fiscal 2024, which was repaid from the proceeds from the sale of Klein. The appraised value of this property is approximately $5.0 million.

As of this date, under our Amended and Restated Certificate of Incorporation, we have 2,000,000 shares of Preferred Stock authorized, of which 1,682,985 are currently outstanding, leaving 317,015 available for future issuance. In addition, 40,000,000 shares of Common Stock are authorized, of which 1,405,779 are currently outstanding and 38,377 are reserved for issuance pursuant to our Amended and Restated Stock Awards Plan, leaving 38,555,844 available for future issuance. We believe these factors provide capacity for subsequent issues of Common Stock or Preferred Stock.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Year Ended January 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(4,967)	$(2,905)
Net cash provided by investing activities	11,018	470
Net cash used in financing activities	(1,535)	(1,895)
Effect of changes in foreign exchange rates on cash and cash equivalents	(5)	(6)
Net (decrease) increase in cash and cash equivalents	$4,511	$(4,336)

As of January 31, 2024, we had working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, as compared to working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000 at January 31, 2023. Our working capital increased during fiscal 2024 compared to fiscal 2023, due primarily to increases in cash, accounts receivable and inventory and a decrease in accounts payable.

Cash Used In Operating Activities. Cash used in operating activities amounted to approximately $5.0 million in fiscal 2024, compared to approximately $2.9 million in fiscal 2023. In fiscal 2024, the primary sources of cash used in operating activities was the net change in working capital items, such as accounts receivable, inventories, prepaid assets, and accounts payable, totaling approximately $4.4 million.

Cash Flows From Investing Activities. Cash provided by investing activities during fiscal 2024 increased approximately $10.5 million over fiscal 2023, due primarily to proceeds from the sale of Klein totaling approximately $11.5 million.

Cash Flows From Financing Activities. Net cash used in financing activities during fiscal 2024 consisted of approximately $0.9 million of Preferred Stock dividend payments and approximately $600,000 of net outflows related to the borrowing and repayment of a short-term loan. Net cash used in financing activities during fiscal 2023 consisted of approximately $1.9 million of Preferred Stock dividend payments.

As of January 31, 2024, we have no funded debt and no obligations containing restrictive financial covenants. On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Loan was due February 1, 2024, and bore interest at 12.9% per annum, payable monthly. However, the interest due through maturity and an origination fee equal to $240,000 were withheld from the proceeds issued by the Lender.  The Loan was secured by mortgages on certain real estate owned by the Company and contained terms customary with this type of transaction, including representations, warranties, covenants, and reporting requirements. The terms of the Loan also allowed for prepayment at any time without penalty.  On August 22, 2023, following the sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, with respect to the Loan were repaid, in full.

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

We have determined that, due to the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of January 31, 2024. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of January 31, 2024, we had deposits in foreign banks equal to approximately $4.9 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Critical accounting estimates made by us in the accompanying consolidated financial statements relate to the allowances for uncollectible accounts receivable and inventory obsolescence, and the impairment assessments of our various intangible assets.

Critical accounting estimates are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting estimates.

Allowance for Credit Losses

We make provisions to the allowance for credit losses based on a detailed review of outstanding receivable balances. Factors considered include the age of the receivable, the payment history of the customer, the general financial condition of the customer, any financial or operational leverage we may have in a particular situation and general industry conditions and reasonable and supportable forecasts. Our estimates are subject to uncertainty because financial information about our customers may not be public information or readily available, and the information that is available may not be current or verifiable. However, we have longstanding relationships with most of our Marine Technology business customers and can rely on internal collection history data which we believe is more predictable than most of the other sources of data we use for this purpose. We typically do not charge fees on past-due accounts, although we reserve the right to do so in most of our contractual arrangements with our customers and have done so from time to time. No additional allowance for credit losses related to continuing operations was recorded during fiscal 2024 or fiscal 2023. At January 31, 2024 and 2023, we had an allowance for credit losses of approximately $332,000 related to continuing operations receivables.

Inventory Obsolescence

We value our inventory based on our cost. We adjust the value of our inventory to the extent we determine that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, we may use estimates of future demand for our products to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. Our estimates related to inventory obsolescence are subject to uncertainty because many aspects of estimating future demand for our products are beyond our control and subject to change and variation.  We are currently experiencing record levels of confirmed backlog of orders which makes the estimate of future demand more sure and less sensitive to changes beyond our control. For fiscal 2024, we increased our inventory obsolescence reserve for continuing operations by approximately $316,000. In fiscal 2023 we decreased our inventory obsolescence reserve for continuing operations by approximately $315,000 primarily due to write-offs of obsolete inventory.

Intangible Assets

Intangible assets consist primarily of proprietary rights, customer relationships, patents, trade names, developed software and other developed technology.

Intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset. Our estimates of an asset’s useful life are subject to uncertainty because our intangible assets are unique and may differ from one to another by type, technology, or use, all of which may impact its estimated useful life.  Likewise, if we perform quantitative analysis to determine the recoverability of the carrying value of an asset, our estimate is subject to uncertainty because cashflow projections involve numerous assumptions, many of which are beyond our control. However, due to the Company’s improving financial results our facts and circumstances do not mandate quantitative analysis.

For fiscal 2024 and fiscal 2023, management did not identify any events or changes in circumstances that indicated that the carrying amount may not be recoverable. As a result, no charge for impairment was recorded for fiscal 2024 or fiscal 2023.

Significant Accounting and Disclosure Changes

See Note 3 - “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management has identified a material weakness involving the Company’s controls over the existence of inventory at its subsidiary location in Singapore.  The Company performed less-than-complete physical inventory at year-end because it placed reliance on other compensating controls during the year, including cycle counts and controls involving receipt and disbursement of inventory. However, due to the material value of inventory items not counted at yearend, management determined that reliance on other compensating controls was insufficient to ensure there is not a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected in a timely basis.

As described below, the Company will implement changes to internal control procedures over the existence of inventory. Notwithstanding the material weakness described above, the Company’s management, including our principal executive officer and principal financial officer, have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, identified a material weakness involving the Company’s control over the existence of inventory at its subsidiary location in Singapore.  The annual physical count of the subsidiary’s inventory was limited to items with an extended value greater than $5,000, so all the inventory at the subsidiary location was not counted.  The Company performed less-than-complete physical inventory at year-end because it placed reliance on other compensating controls during the year, including cycle counts and controls involving receipt and disbursement of inventory. However, due to the material value of inventory items not counted at yearend, management determined that reliance on other compensating controls was insufficient to ensure there is not a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected in a timely basis.. Solely as a result of such material weakness, the Company’s executive officers determined that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of January 31, 2024.

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, we had a material weakness in our controls over financial reporting because of the Company's failure to perform a sufficient level of review related to the aggregation of operating segments, which resulted in a misapplication of ASC 280, Segment Reporting, as identified by the Company’s auditors during the audit of our financial statements for the fiscal year ended January 31, 2023.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting

To address the material weakness regarding controls over the existence of inventory, the Company will implement and reinforce the following:

●	Implement a robust cycle count process at its subsidiary location in Singapore,
●	Reinforce the importance of proper cycle counts through policy statements, regular communications and in periodic reviews and meetings with managers and staff, and
●	Ensure adequate review and oversight of cycle count procedures and results.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to the existence of inventory and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Remediation of the Material Weakness in Internal Control over Financial Reporting

During fiscal 2024, management implemented our previously disclosed remediation plan that included reinforcing an executive level of review of the Company's technical accounting matters:

In connection with its assessment of the effectiveness of our internal control over financial reporting as of January 31, 2024, our management, including our principal executive officer and principal financial officer, concluded that the material weakness involving the Company’s review controls to ensure the proper application of generally accepted accounting principles (ASC 280, Segment Reporting) has been remediated as of January 31, 2024.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there was no change in our system of internal control over financial reporting during the fiscal year ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2024.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2024.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

Exhibit Number	Document Description	Form	Exhibit Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc..	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.5
3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 25, 2020.	3.1
3.6	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Registration Statement on Form S-1, filed with the SEC on October 25, 2021	3.5
3.7	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on November 4, 2021.	3.3
3.8	Fourth Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock effective as of October 12, 2023	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.2
3.9	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.10	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020	3.2
4.1†	Description of Securities

Exhibit Number	Document Description	Form	Exhibit Reference
10.1*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	Appendix A
10.2*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	Appendix A
10.3*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Form S-8 filed with the SEC on September 5, 2019.	4.5
10.4*	Third Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 28, 2021.	Appendix A
10.5*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.3
10.6*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.4
10.7*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.5
10.8*	Form of Restricted Stock Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.1
10.9*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.2
10.10*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.4
10.11*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.5

Exhibit Number	Document Description	Form	Exhibit Reference
10.12*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.6
10.13*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.7
10.14*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.8
10.15*	Summary of Non-Employee Director Compensation	Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on April 29, 2022	10.15
10.16*	Employment Agreement between the Company and Robert P. Capps, dated September 11, 2017	Current Report on Form 8-K, filed with the SEC on September 15, 2017.	10.1
10.17	Amended and Restated Equity Distribution Agreement, dated as of September 25, 2020, by and between MIND Technology, Inc. and Ladenburg Thalmann & Co. Inc.	Current Report on Form 8-K, filed with the SEC on September 25, 2020.	1.1
10.18	Separation and Release Agreement, dated the Effective Date, between the Company and Dennis P. Morris.	Current Report on Form 8-K, filed with the SEC on April 20, 2022.	10.1
10.19	Loan and Security Agreement, dated February 2, 2023, between the Borrowers and Sachem Capital Corp.	Current Report on Form 8-K, filed with the SEC on February 8, 2023.	10.1
10.20	Stock Purchase Agreement, dated August 21, 2023	Current Report on Form 8-K, filed with the SEC on August 25, 2023.	10.1
21.1†	Subsidiaries of MIND Technology, Inc.
23.1†	Consent of Moss Adams LLP
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Robert P. Capps, Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

Exhibit Number	Document Description	Form	Exhibit Reference
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2024.

MIND TECHNOLOGY, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date
/s/ ROBERT P. CAPPS	President, Chief Executive Officer and Director	April 30, 2024
Robert P. Capps	(Principal Executive Officer)

/s/ MARK A. COX	Vice President and Chief Financial Officer	April 30, 2024
Mark A. Cox	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 30, 2024
Peter H. Blum

/s/ THOMAS S. GLANVILLE	Director	April 30, 2024
Thomas S. Glanville

/s/ WILLIAM H. HILARIDES	Director	April 30, 2024
William H. Hilarides

/s/ ALAN P. BADEN	Director	April 30, 2024
Alan P. Baden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors

MIND Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MIND Technology, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 30, 2024

We have served as the Company’s auditor since 2017.

MIND TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,289	$778
Accounts receivable, net of allowance for credit losses of $332 and $332 at January 31, 2024 and 2023, respectively	6,566	3,247
Inventories, net	13,371	11,026
Prepaid expenses and other current assets	3,113	1,400
Current assets of discontinued operations	—	5,783
Total current assets	28,339	22,234
Property and equipment, net	818	953
Operating lease right-of-use assets	1,324	1,749
Intangible assets, net	2,888	3,633
Deferred tax asset	122	—
Long-term assets of discontinued operations	—	4,289
Total assets	$33,491	$32,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623	$2,494
Deferred revenue	203	144
Accrued expenses and other current liabilities	5,586	1,477
Income taxes payable	2,114	1,493
Operating lease liabilities - current	751	903
Current liabilities of discontinued operations	—	2,420
Total current liabilities	10,277	8,931
Operating lease liabilities - non-current	573	846
Deferred tax liability	—	29
Total liabilities	10,850	9,806
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each January 31, 2024, and 2023	37,779	37,779
Common stock $0.01 par value; 40,000 shares authorized; 1,406 and 1,599 shares issued at January 31, 2024 and 2023, respectively	14	16
Additional paid-in capital	113,121	129,721
Treasury stock, at cost (0 and 193 shares at January 31, 2024 and 2023, respectively)	—	(16,863)
Accumulated deficit	(128,307)	(127,635)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	22,641	23,052
Total liabilities and stockholders’ equity	$33,491	$32,858

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2024	2023
Revenues:
Sale of marine technology products	$36,510	$25,012
Cost of sales:
Sale of marine technology products	20,539	15,062
Gross profit	15,971	9,950
Operating expenses:
Selling, general and administrative	12,142	12,883
Research and development	2,133	1,373
Depreciation and amortization	1,178	1,344
Total operating expenses	15,453	15,600
Operating income (loss)	518	(5,650)
Other (expense) income	(280)	256
Income (loss) from continuing operations before income taxes	238	(5,394)
Provision for income taxes	(1,338)	(699)
Loss from continuing operations	(1,100)	(6,093)
Income (loss) from discontinued operations, net of income taxes	1,374	(2,739)
Net income (loss)	$274	$(8,832)
Preferred stock dividends - declared	(946)	(947)
Preferred stock dividends - undeclared	(2,842)	(2,841)
Net loss attributable to common stockholders	$(3,514)	$(12,620)
Net (loss) income per common share - Basic and diluted
Continuing operations	$(3.48)	$(7.03)
Discontinued operations	$0.98	$(1.95)
Net loss	$(2.50)	$(8.98)
Basic	1,406	1,405
Diluted	1,406	1,405

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended January 31,
	2024	2023
Net income (loss)	$274	$(8,832)
Change in cumulative translation adjustment for liquidation of entities held for sale	$—	$1,915
Comprehensive income (loss)	$274	$(6,917)

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended January 31, 2023 and 2024
	Common Stock		Preferred Stock

							Retained	Accumulated
					Additional		Earnings	Other
					Paid-In	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total
Balances, January 31, 2022	1,597	16	1,683	37,779	129,067	(16,862)	(117,856)	(1,881)	30,263
Net loss	—	—			—	—	(8,832)	—	(8,832)
Foreign currency translation	—	—	—	—	—	—	—	1,915	1,915
Restricted stock issued	2	—	—	—	—	—	—	—	—
Restricted stock forfeited for taxes	—	—	—	—	—	(1)	—	—	(1)
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	654	—	—	—	654
Balances, January 31, 2023	1,599	16	1,683	37,779	129,721	(16,863)	(127,635)	34	23,052
Net income	—	—	—	—	—	—	274	—	274
Preferred stock dividends	—	—	—	—	—	—	(946)	—	(946)
Retirement of treasury stock	(193)	(2)	—	—	(16,861)	16,863	—	—	—
Stock-based compensation	—	—	—	—	261	—	—	—	261
Balances, January 31, 2024	1,406	14	1,683	37,779	113,121	—	(128,307)	34	$22,641

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$274	$(8,832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,516	1,887
Stock-based compensation	261	654
Non-cash cumulative translation adjustment for discontinued operations	—	1,626
Gain on sale of Klein	(2,343)	—
Provision for inventory obsolescence	341	445
Gross profit from sale of other equipment	(476)	(939)
Deferred tax benefit	(153)	(62)
Changes in:
Accounts receivable	(3,343)	4,890
Unbilled revenue	25	(26)
Inventories	(3,601)	(1,756)
Income taxes receivable and payable	635	441
Accounts payable, accrued expenses and other current liabilities	(334)	775
Prepaid expenses and other current and long-term assets	(847)	(10)
Deferred revenue	3,078	(1,998)
Net cash used in operating activities	(4,967)	(2,905)
Cash flows from investing activities:
Cost incurred to develop technology	(49)	(12)
Purchases of property and equipment	(241)	(570)
Sale of other assets	476	1,052
Proceeds from the sale of Klein, net	10,832	—
Net cash provided by investing activities	11,018	470
Cash flows from financing activities:
Net proceeds from short-term loan	2,947	—
Payment on short-term loan	(3,750)	—
Refund of prepaid interest on short-term loan	214
Repurchase of common stock	—	(1)
Preferred stock dividends	(946)	(1,894)
Net cash used in financing activities	(1,535)	(1,895)
Effect of changes in foreign exchange rates on cash and cash equivalents	(5)	(6)
Net increase (decrease) in cash and cash equivalents	4,511	(4,336)
Cash and cash equivalents, beginning of period	778	5,114
Cash and cash equivalents, end of period	$5,289	$778

The accompanying notes are an integral part of these consolidated financial statements.

MIND Technology, Inc.

Notes to Consolidated Financial Statements

1. Organization, Liquidity and Summary of Significant Accounting Policies

Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the state of Texas. Prior to August 21, 2023, the Company, through its wholly owned subsidiary Klein Marine Systems, Inc. (“Klein”), designed, manufactured and sold a broad range of proprietary products for the seismic, hydrographic and offshore industries from its facility in the state of New Hampshire. Effective August 21, 2023, the Company sold Klein and retrospectively presented its prior periods balance sheet activity as assets and liabilities of discontinued operations and the financial results reported as discontinued operations (see Note 2 – “Sale of a Subsidiary and Discontinued Operations” for additional details).

As of January 31, 2024, the Company had working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, compared to working capital of approximately $13.3 million, including cash and cash equivalents of approximately $778,000, as of January 31, 2023. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company owned real property, and potentially securing a credit facility or some other form of financing.

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

Revenue Recognition of Service Agreements—In some cases the Company provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. The Company may also provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for fiscal  2024 and 2023 were not material and as a result are not presented separately in the financial statements.

Allowance for Credit Losses—Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables and contracts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected, based on the age of the receivable, payment history of the customer, general industry conditions, general financial condition of the customer and any financial or operational leverage the Company may have in a particular situation. Amounts are written-off when collection is deemed unlikely. Past due amounts are determined based on contractual terms. The Company generally does not charge interest on past due accounts.

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

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. For fiscal 2024 and 2023, warranty expense was not material.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for credit losses, inventory obsolescence, lease liabilities, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets, valuation of assets acquired and liabilities assumed in business combinations and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

Substantial judgment is necessary in the determination of the appropriate levels for the Company’s allowance for credit losses because of the extended payment terms the Company offers to its customers on occasion and the limited financial wherewithal of certain of these customers. As a result, the Company’s allowance for credit losses could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make judgments with respect to quantitative analysis prepared in conjunction with impairment analysis related to intangible assets.

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

The Company measures the fair values of intangibles and other long-lived assets on a non-recurring basis if required by impairment tests applicable to these assets. Based on the results of our qualitative reviews, no quantitative tests were applicable during fiscal years 2024 and 2023.

Foreign Currency Translation—All balance sheet accounts of the Canadian subsidiary for fiscal 2024 and 2023 have been translated at the current exchange rate as of the end of the accounting period. Statements of operations items have been translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of comprehensive income within stockholders’ equity.

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

Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding Common Stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding Common Stock warrants. For fiscal 2024 and 2023, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

Year Ended
January 31,
	2024	2023
(in thousands)
Stock options	—	—
Restricted stock	—	—
Total dilutive shares	—	—

For fiscal 2024 and 2023, respectively, potentially dilutive common shares, were immaterial and did not change the calculation of diluted loss per share for those periods.

2. Sale of a Subsidiary and Discontinued Operations

On July 27, 2020, the Board determined to exit the Leasing Business. As a result, the assets, excluding cash, and liabilities of the Leasing Business are considered held for sale and its results of operations are reported as discontinued operations as of January 31, 2023 and for the year then ended. The Company originally anticipated selling the discontinued operations in multiple transactions, potentially involving the sale of legal entities, assets, or a combination of both, within the twelve months ending  July 31, 2021. As of January 31, 2023, we have substantially completed the sale of discontinued operations related to the Leasing Business.

On August 21, 2023, the Company sold Klein pursuant to a Stock Purchase Agreement (the “SPA”) with General Oceans AS (“the Buyer"). In connection with the SPA, the Company granted the Buyer a license to its Spectral Ai software suite (“Spectral Ai”). The license is exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The foregoing transactions contemplated by the SPA are referred to as the “Sale of Klein”. The aggregate consideration to the Company consisted of a cash payment of $10.8 million, resulting in a gain of approximately $2.4 million. The SPA contained customary representation and warranties. On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full and the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 11 - "Notes Payable" for additional details). As a result of the sale, the assets, and liabilities of Klein, are considered assets and liabilities of discontinued operations in prior periods and its results of operations are reported as discontinued operations for the years ended  January 31, 2024 and 2023.

The assets reported as discontinued operations consist of the following:

	As of January 31,
	2024	2023
Assets of discontinued operations:	(in thousands)
Accounts receivable, net	$—	$746
Inventories, net	—	4,292
Prepaid expenses and other current assets	—	745
Total current assets of discontinued operations	—	5,783
Property, plant and equipment, net	—	2,992
Intangible and other assets, net	—	1,297
Total assets of discontinued operations	$—	$10,072

The liabilities of discontinued operations consist of the following:

	As of January 31,
	2024	2023
Current liabilities of discontinued operations:	(in thousands)
Accounts payable	$—	$1,607
Deferred revenue	—	20
Accrued expenses and other current liabilities	—	769
Income taxes payable	—	24
Total current liabilities of discontinued operations	$—	$2,420

The results of operations from discontinued operations for the twelve months ended January 31, 2024 and 2023, consist of the following:

	Twelve Months Ended January 31,
	2024	2023
Revenues:	(in thousands)
Revenue from discontinued operations	$3,315	$10,079
Cost of sales:
Cost of discontinued operations	1,979	7,145
Operating expenses:
Selling, general and administrative	2,022	5,185
Depreciation and amortization	338	543
Total operating expenses	2,360	5,728
Operating loss	(1,024)	(2,794)
Other income, including $2.3 million gain on sale of Klein	2,415	81
Income (loss) before income taxes from discontinued operations	1,391	(2,713)
Provision for income taxes from discontinued operations	(17)	(26)
Net income (loss) from discontinued operations	1,374	(2,739)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	Twelve Months Ended January 31,
	2024	2023
	(in thousands)
Depreciation and amortization	$338	$543
Gross profit from sale of other equipment	$—	$939
Gain on sale of Klein	$2,343	$—
Non-cash cumulative translation loss for discontinued operations	$—	$1,626

In fiscal 2023, our discontinued operations recognized a loss of approximately $1.6 million related to cumulative currency translation adjustments related to our subsidiary, Mitcham Canada, which was declared a discontinued entity. In addition, our discontinued operations recognized gains of approximately $939,000 related to the sales of lease pool equipment in fiscal 2023.

3. New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), which changes the existing incurred loss impairment model for financial assets held at amortized cost. The new model uses a forward-looking expected loss method to calculate credit loss estimates. ASU 2016-13 and its amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption was permitted. The Company adopted the requirements of ASU 2016-13 as of February 1, 2023, on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 will become effective February 1, 2024. The Company is currently evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on February 1, 2025. The Company is currently evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Twelve Months Ended January 31,
	2024	2023
	(in thousands)
Total revenue recognized at a point in time	$35,556	$22,544
Total revenue recognized over time	954	2,468
Total revenue from contracts with customers	$36,510	$25,012

The revenue from products manufactured and sold by our Seamap business, is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, from time to time our Seamap business provides repair and maintenance services, or performs upgrades, on customer owned equipment in which case revenue is recognized over time. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract.

The following table presents revenue from contracts with customers disaggregated by geography, based on shipping location of our customers:

	Twelve Months Ended January 31,
	2024	2023
Revenue from contracts with customers:	(in thousands)
United States	$1,250	$1,986
Europe	20,248	11,836
Asia-Pacific	12,399	10,755
Other	2,613	435
Total revenue from contracts with customers	$36,510	$25,012

As of January 31, 2024 and 2023 contract assets and liabilities consisted of the following:

	January 31, 2024	January 31, 2023
Contract Assets:	(in thousands)
Unbilled revenue-current	$26	$2
Total unbilled revenue	$26	$2
Contract Liabilities:
Deferred revenue & customer deposits - current	$3,649	$571
Total deferred revenue & customer deposits	$3,649	$571

Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period.

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

5. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for fiscal 2024 and 2023 were as follows (in thousands):

	Year Ended January 31,
	2024	2023
Interest paid	$634	$4
Income taxes paid, net	847	371

6. Inventories

Inventories from continuing operations consisted of the following (in thousands):

	As of January 31,
	2024	2023
Raw materials	$8,730	$6,798
Finished goods	2,463	2,744
Work in progress	3,709	2,699
Cost of inventories	14,902	12,241
Less allowance for obsolescence	(1,531)	(1,215)
Net inventories	$13,371	$11,026

7. Property and Equipment

Property and equipment from continuing operations consisted of the following (in thousands)

	As of January 31,
	2024	2023
Furniture and fixtures	8,868	8,739
Autos and trucks	287	341
Land and buildings	997	997
Cost of property and equipment	10,152	10,077
Less accumulated depreciation	(9,334)	(9,124)
Net book value of property and equipment	$818	$953

Depreciation expense on property, plant and equipment was approximately $383,000 for fiscal 2024, and approximately $471,000 for fiscal 2023.

Location of property and equipment (in thousands):

	As of January 31,
	2024	2023
United States	$199	$174
Europe	60	44
Singapore	147	154
Malaysia	412	581
Net book value of property and equipment	$818	$953

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia and United Kingdom. Our lease obligation in Canada was terminated as of March 31, 2022 and our lease obligation in Hungary was terminated as of October 31, 2022.

Lease expense for the twelve months ended  January 31, 2024 and 2023 was approximately $831,000 and $858,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately $8,000 and $6,000 for the twelve months ended January 31, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases as of  January 31, 2024 and 2023 was as follows (in thousands):

	As of January 31,
Lease	2024	2023
Assets
Operating lease right-of-use assets	$1,324	$1,749

Liabilities
Operating lease liabilities	$1,324	$1,749

Classification of lease liabilities
Current liabilities	$751	$903
Non-current liabilities	573	846
Total Operating lease liabilities	$1,324	$1,749

Lease-term and discount rate details as of  January 31, 2024 and 2023 were as follows:

	As of January 31,
Lease term and discount rate	2024	2023
Weighted average remaining lease term (years)
Operating leases	1.40	1.98

Weighted average discount rate:
Operating leases	13%	13%

Supplemental cash flow information related to leases on  January 31, 2024 and 2023 was as follows (in thousands):

	As of January 31,
Lease	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(831)	$(858)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$409	$819

Maturities of lease liabilities on  January 31, 2024 and 2023 were as follows (in thousands):

	As of January 31,
	2024	2023
2025	$753	$903
2026	343	574
2027	235	274
2028	232	188
2029	34	188
Thereafter	—	16
Total payments under lease agreements	$1,597	$2,143

Less: imputed interest	(273)	(394)
Total lease liabilities	$1,324	$1,749

9. Intangible Assets

Intangible assets from continuing operations consisted of the following:

		January 31, 2024			January 31, 2023
	Weighted
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	1/31/2024	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	4.8	$7,473	$(5,053)	2,420	$7,473	$(4,612)	2,861
Customer relationships	0.1	4,884	(4,852)	32	4,884	(4,754)	130
Patents	1.3	2,540	(2,190)	350	2,540	(2,027)	513
Trade name	2.3	134	(108)	26	134	(97)	37
Other	0.3	426	(366)	60	375	(283)	92
Amortizable intangible assets		$15,457	$(12,569)	$2,888	$15,406	$(11,773)	$3,633

The Company did not record impairment of intangible assets during fiscal years 2024 and 2023.

Aggregate amortization expense was approximately $795,000 and $873,000 for fiscal 2024 and fiscal 2023, respectively. As of January 31, 2024, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal year ending January 31:
2025	$614
2026	520
2027	381
2028	315
2029	213
Thereafter	845
Total	$2,888

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities from continuing operations consisted of the following (in thousands):

	As of January 31,
	2024	2023
Wages and benefits	686	621
Customer deposits	3,447	215
Accrued inventory	621	69
Other	832	572
Accrued Expenses and Other Liabilities	$5,586	$1,477

11. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Company had incurred approximately $814,000 of debt acquisition costs associated with the loan including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which was the total interest due through maturity. These costs were recorded as a reduction to the carrying value of our debt and are amortized to interest expense straight-line over the term of the Loan. Approximately $601,000 of amortization of debt acquisition costs were recorded as interest expense for the twelve months ended January 31, 2024. On August 22, 2023, in connection with the Sale of Klein, the Loan was repaid in full (see Note 2- "Sale of a Subsidiary and Discontinued Operations" for additional details).

12. Stockholders’ Equity

The Company has 2,000,000 shares of Preferred Stock authorized. The Preferred Stock may be issued in multiple series with various terms, as authorized by the Company’s Board of Directors. As of January 31, 2024 and 2023, there were 1,682,985 shares of the Series A Preferred Stock outstanding. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable quarterly on or about the last day of January, April, July and October of each year when, as and if, declared by the Company’s board of directors. Dividends are payable out of amounts legally available therefore at a rate equal to 9.00% per annum per $25.00 of stated liquidation preference per share, or $2.25 per share of Series A Preferred Stock per year. The Company may redeem, at the Company’s option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. If at any time a change of control occurs, the Company will have the option to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the date on which the change of control occurred by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. As of January 31, 2024, the aggregate liquidation preference on preferred shares was approximately $47.7 million, including $5.7 million of cumulative undeclared dividends. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into our Common Stock in connection with a change of control. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Stock are in arrears for six or more consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain the listing of the Series A Preferred Stock on a national securities exchange for a period continuing for more than 180 days. As of January 31, 2024, preferred stock dividends have not been declared for a cumulative of six quarters.

On September 28, 2023, the Board approved a reverse stock split (the "Reverse Stock Split") of the Company's shares of common stock at a ratio of one-for-ten. On October 12, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Charter Amendment to effect the Reverse Stock Split. The Charter Amendment became effective on October 13, 2023.

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

The Company has 40,000,000 shares of Common Stock authorized, of which 1,405,779 and 1,599,053 were issued as of January 31, 2024 and 2023. Treasury shares as of January 31, 2023 were 193,274.

During fiscal 2023, approximately 220 shares were surrendered in exchange for payment of taxes due upon the vesting of restricted shares. The shares had an average fair value of $12.50.

13. Related Party Transaction

Ladenburg Thalmann & Co. Inc. (“Ladenburg”) provided advisor and arrangement services for the Loan (See Note 11 - "Notes Payable" for additional details) and received $75,000 in fees for such services. Additionally, Ladenburg provided advisory services related to the Sale of Klein and received fees of $405,000 for such services. The Co-Chief Executive Officer and Co-President of Ladenburg is the Non-Executive Chairman of our Board. Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

14. Income Taxes

	Year Ended January 31,
	2024	2023
	(in thousands)
Income (loss) from continuing operations before income taxes is attributable to the following jurisdictions:
Domestic	$(8,075)	$(9,108)
Foreign	8,313	3,714
Total	$238	$(5,394)
The components of income tax expense (benefit) for continuing operations were as follows:
Current:
Domestic	$—	$19
Foreign	1,489	743
	1,489	762
Deferred:
Domestic	—	—
Foreign	(151)	(63)
	(151)	(63)
Income tax (benefit) expense	$1,338	$699

The following is a reconciliation of expected to actual income tax expense (benefit) for continuing operations:

	Year Ended January 31,
	2024	2023
	(in thousands)
Federal income tax at 21%	$50	$(1,133)
Taxes created by return to provision adjustments to prior year temporary differences	146	—
Global intangible low tax income ("GILTI") inclusion	1,653	—
Permanent differences	90	329
Foreign effective tax rate differential	(218)	(43)
Valuation allowance on deferred tax assets	(528)	1,400
Excess tax deficiency for share-based payments under ASU 2016-09	150	121
Other	(5)	25
	$1,338	$699

The components of the Company’s deferred taxes for continuing operations consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$26,895	$22,425
Tax credit carry forwards	944	165
Stock option book expense	766	825
Allowance for credit losses	107	141
Inventory	594	1,262
Accruals not yet deductible for tax purposes	130	250
Fixed assets	80	236
Intangible assets	523	416
Disallowed interest expense	227	—
Other	1,033	527
Gross deferred tax assets	31,299	26,247
Valuation allowance	(31,177)	(26,247)
Deferred tax assets	122	—
Deferred tax liabilities:
Other	—	(29)
Deferred tax liabilities	—	(29)
Unrecognized tax benefits	—	—
Total deferred tax liabilities, net	—	$(29)

On August 16, 2022, the Inflation Reduction Act (IRA) was enacted.  The IRA, among other things, establishes certain “green energy” tax credits, establishes a corporate alternative minimum tax, and requires a 2% excise tax on stock buybacks. The Company does not believe the IRA will have a material impact on the Company’s future income tax expense or the related tax assets and liabilities.

The Company has determined that, due to the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2024, are not deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2024.

Included in deferred tax assets is approximately $766,000 related to stock-based compensation, including non-qualified stock options. Recent market prices for the Company’s Common Stock remain below the exercise price of a number of options outstanding as of January 31, 2024. Should the market price of the Company’s Common Stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2024, the Company has recorded valuation allowances of approximately $31.2 million related to deferred tax assets for continuing operations. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. These net operating loss carry forwards are subject to limitation and future expiration. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

On  January 31, 2024, the Company had tax credit carry forwards for continuing operations of approximately $944,000, which amounts can be carried forward through at least 2027.

As of January 31, 2024, and 2023 the company had no unrecognized tax benefits attributable to uncertain tax positions.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2019, through 2024. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2017, through 2024. The Company’s Singapore income tax returns are subject to examination by the Singapore tax authorities for fiscal years ended January 31, 2017, through 2024. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2018 through January 31, 2024.

15. Commitments and Contingencies

Purchase Obligations—On  January 31, 2024, the Company had approximately $11.7 million in purchase orders outstanding.

16. Stock Option Plans

At January 31, 2024, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2024 and 2023 was approximately $261,000 and $654,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation.  There were no options granted during fiscal 2024. The weighted average grant-date fair value of options granted during fiscal 2023 was $5.01. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

Year Ended January 31,
2023
Risk free interest rate	2.69% - 3.03%
Expected life (in years)	5.50 - 6.50
Expected volatility	68% -70%
Expected dividend yield	0.00%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during fiscal 2024 and 2023.

The Company has share-based awards outstanding under the MIND Technology, Inc. Stock Awards Plan (“the Plan”). Stock options granted and outstanding under the Plan generally vest evenly over three years and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s Common Stock on the option grant date. As of January 31, 2024, there were approximately 68,000 shares available for grant under the Plan. The Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued upon vesting for restricted stock and upon exercise for options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding, January 31, 2023	410	$28.41	5.91	$—
Granted	—	—
Exercised	—	—
Forfeited	(35)	39.67
Expired	(16)	13.23
Outstanding, January 31, 2024	359	$27.98	5.07	$—
Exercisable at January 31, 2024	284	$32.35	4.25	$—
Nonvested at January 31, 2024	75	$11.32	8.21	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2024. This amount changes based upon the market value of the Company’s Common Stock. No options were exercised during fiscal 2024 and 2023. The fair value of options that vested during the fiscal years ended  January 31, 2024 and 2023 was approximately $517,000 and $1.4 million, respectively. For fiscal 2024 and fiscal 2023 approximately 75,000 and 110,000 options vested, respectively.

As of January 31, 2024, there was approximately $243,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.0 years.

Restricted stock as of January 31, 2024, and changes during fiscal 2024 were as follows:

Year Ended January 31, 2024
	Number of	Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value
Unvested, beginning of period	1	$10.00
Granted	—	—
Vested	(1)	10.00
Canceled	—	—
Unvested, end of period	—	$—

As of January 31, 2024, there was no unrecognized stock-based compensation expense related to unvested restricted stock awards.

17. Segment Reporting

Prior to August 22, 2023, the Company operated in two segments, Seamap and Klein. On August 21, 2023, the Company completed the Sale of Klein. (see Note 2-"Sale of a Subsidiary and Discontinued Operations" for additional details). As a result, at January 31, 2024, Seamap is the Company’s sole reporting segment.

18. Concentrations

Credit Risk— As of January 31, 2024, we had four customers that individually exceeded 10% of consolidated accounts receivable. During fiscal 2023, we had two customers that individually exceeded 10% of consolidated accounts receivable.

Revenue Risk— In fiscal 2024 and 2023, our single largest customer accounted for approximately 21% and 17%, respectively, of our consolidated revenues, with these revenues being generated from the Seamap Marine Products segment. Together, our five largest customers accounted for approximately 67% and 47% of our consolidated revenues in fiscal 2024 and fiscal 2023, respectively.

The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $4.9 million at January 31, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Supplier Concentration—The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

19. Sales and Major Customers

A summary of the Company’s revenues, from continuing operations, from customers by geographic region, outside the U.S., is as follows (in thousands):

	Year Ended January 31,
	2024	2023
Europe	$20,248	$11,836
Asia/South Pacific	12,399	10,755
Other	2,613	435
Total	$35,260	$23,026

During the fiscal year ended January 31, 2024, Three Seamap Marine Products customers individually exceeded 10% of total revenue. During the fiscal year ended  January 31, 2023, Two Seamap Marine Products customers individually exceeded 10% of total revenue.

SCHEDULE II

MIND TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Deductions		Balance at End
Description	of Period	Expenses	Accounts		Describe		of Period
Allowance for credit losses
January 31, 2024	$332	—	—	(a)	—	(b)	$332
January 31, 2023	$332	—	—	(a)	—	(b)	$332
Allowance for obsolete inventory
January 31, 2024	$1,215	341	—	(a)	(25)	(c)	$1,531
January 31, 2023	$2,070	268	—	(a)	(1,123)	(c)	$1,215

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.