Form 10-K/A
period 2024-01-31
MIND TECHNOLOGY, INC
filed 2024-05-30
CIK 926423

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

As of July 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,809,154 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2024
Common Stock, $0.01 par value per share	1,405,779 shares

Auditor Name: Moss Adams LLP
Auditor Location: Houston, Texas
Auditor PCAOB ID: 659

EXPLANATORY NOTE

MIND Technology, Inc. (the “Company,” “MIND,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2024. The sole purpose of this Amendment No. 1 is to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from our definitive proxy statement if such statement is filed with the SEC no later than 120 days after the fiscal year-end covered by the Form 10-K. We are filing this Amendment No. 1 to include information required by Part III of Form 10-K because we may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year-end covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III of the Original Filing are hereby amended and restated in its entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of May 30, 2024):

				Committees
Name	Age	Position	Board Appt	A	C	SP	N
Peter H. Blum	67	Non-Executive Chairman of the Board	2000		X(1)	X(1)	X(1)
Alan P. Baden	76	Director	2022	X	X
Robert P. Capps	70	President and Chief Executive Officer, Director	2004
Thomas S. Glanville	65	Director	2015	X(1)	X		X
William H. Hilarides	65	Director	2019	X	X	X	X
Mark A. Cox	64	Vice President and Chief Financial Officer	-
(1) Committee Chairman
(2) Nancy J.. Harned resigned from her position on our board on October 31, 2023, upon which her board position was eliminated.

Biographies of Directors

At the date of this Amendment No. 1 to our Annual Report on Form 10-K, the Board of Directors, or the Board, consists of five members. Our directors are elected annually and serve one-year terms or until their death, resignation, or removal. We have deferred payment of dividends on our 9.00% Series A Cumulative Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), for six or more quarterly periods.  Accordingly, holders of the Series A Preferred Stock are entitled to elect two additional directors, subject to the terms and conditions of the Certificate of Designations, Preferences and Rights of the “Series A Preferred Stock.  No nominees for such board positions have been proposed as of this date.

Peter H. Blum has been a member of our Board since July 2000 and was elected Non-Executive Chairman of our Board on July 8, 2004. Mr. Blum is currently Vice Chairman of Lucid Capital Markets, LLC. From 2004 through April 2024, Mr. Blum was Co-Chief Executive Officer and Co-President of Ladenburg Thalmann & Co., Inc., an investment banking firm. Prior to 2004, Mr. Blum was a senior investment banker with various Wall Street firms. Mr. Blum started his career with Arthur Young & Co. as a Certified Public Accountant and received a Bachelor of Business Administration degree from the University of Wisconsin- Madison. Mr. Blum has over 30 years of experience as an investment banker in the energy industry during which time he provided consultation and advice to a variety of companies. He also has extensive experience in financial and capital markets. Our Board believes that Mr. Blum’s experience supports its efforts in overseeing and advising on corporate strategy and financial matters, enabling him to effectively serve as a director on our board.

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

Robert P. Capps has been a member of our Board since July 2004. In June 2006, Mr. Capps was appointed as our Executive Vice President and Chief Financial Officer. In September 2015, Mr. Capps was named to the additional position of Co-Chief Executive Officer. In August 2021, Mr. Capps was appointed to sole Chief Executive Officer and President of the Company. From July 1999 until May 2006, he was the Executive Vice President and Chief Financial Officer of TeraForce Technology Corporation, a publicly held provider of defense electronics products. From 1996 to 1999, Mr. Capps was Executive Vice President and Chief Financial Officer of Dynamex, Inc., a NASDAQ-listed supplier of same-day transportation services. Prior to his employment with Dynamex, Mr. Capps was Executive Vice President and Chief Financial Officer of Hadson Corporation, a New York Stock Exchange listed energy company. Mr. Capps was formerly with Arthur Young & Co. Mr. Capps holds a Bachelor of Accountancy degree from the University of Oklahoma. Mr. Capps has over 35 years of financial experience, including more than 20 years as chief financial officer for public companies, including ours. Our Board believes that Mr. Capps’ experience allows him to offer valuable perspectives on our corporate planning, budgeting, and financial reporting, thereby enabling him to effectively serve as a director on our board.
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

Mark A. Cox joined MIND as Vice President Finance and Accounting in February 2017, and was appointed Chief Accounting Officer in May 2017. In August 2021, Mr. Cox was appointed as our Chief Financial Officer. Prior to joining MIND, Mr. Cox was employed by Key Energy Services, Inc., an oilfield service company, where he served as Vice President, Controller and Principal Accounting Officer from March 2012 to October 2016, and Vice President, Tax, from October 2009 to March 2012. From December 2008 to September 2009, Mr. Cox served as Chief Financial Officer for Recon International, a privately held company providing construction services to military and private organizations in Afghanistan. From August 1990 through November 2008, Mr. Cox held a variety of positions with BJ Services Company, including Director of Tax, Middle East Region Controller and Assistant Corporate Controller. He also worked in the tax practice of Arthur Andersen LLP from 1986 to 1990. Mr. Cox is a Certified Public Accountant (inactive) and holds a Bachelor of Accountancy degree from Houston Baptist University.

Determination of Director Independence

As required under the NASDAQ Listing Standards, a majority of the members of our Board must qualify as independent, as affirmatively determined by our Board. Our Board evaluated all relevant transactions and relationships between each director, or any of his or her family members, and our company, senior management and independent registered public accounting firm. Based on this evaluation, our Board has determined that Thomas S. Glanville, Vice Admiral William H. Hilarides, Alan P. Baden and Peter H. Blum are each an independent director, as that term is defined in the NASDAQ Listing Standards. Nancy J. Harned, who resigned her position on our Board on October 31, 2023, upon which her board position was eliminated, was also determined to be an independent director under NASDAQ Listing Standards. Messrs. Glanville, Hilarides, Baden and Blum, constitute a majority of the members of our Board.

Robert P. Capps is not independent because he currently serves as our President and Chief Executive Officer.

Attendance at Board and Committee Meetings

During the fiscal year ended January 31, 2024 (referred to as “fiscal 2024”), our Board held six meetings. Each individual serving as a director during such period attended all meetings of our Board and the Board committees on which he served during the fiscal year.

Attendance at Annual Meetings

Our policy is to encourage our directors to attend the annual meetings of our shareholders. All nominees who were serving as directors in August 2023 attended the annual meeting of our shareholders in August 2023.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all our employees, including our Chief Executive Officer, Chief Financial Officer and our Corporate Controller, to ensure that our business is conducted in a legal and ethical manner.

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

Committees of Our Board

Our Board has standing Audit, Compensation, and Nominating Committees. In October 2023 the Board determined that the Strategic Planning Committee was no longer warranted, and it was therefore eliminated. The Board believed that due to the size of the Board, it was more appropriate for strategic planning matters be considered by the full Board. Our Board, in its business judgment, has determined that each committee is comprised entirely of independent directors as currently required under the NASDAQ Listing Standards and applicable rules and requirements of the Securities and Exchange Commission, including the rules and requirements specifically applicable to the members of each committee. Each committee is governed by a written charter approved by the full Board.

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

During fiscal 2024, the Audit Committee held six meetings. The Audit Committee currently consists of Messrs. Glanville (Chairman), Baden and Hilarides. Our Board has determined that all members of the Audit Committee are independent as that term is defined in the NASDAQ Listing Standards and Rule 10A-3 promulgated under the Exchange Act. Our Board also has determined that each member of the Audit Committee is financially literate, and that Mr. Glanville has the necessary accounting and financial expertise to serve as chairman. Further, our Board has determined that each of Messrs. Glanville, Hilarides and Baden is an “audit committee financial expert” following a determination that each of them met the criteria for such designation under the Securities and Exchange Commission’s rules and regulations. For information regarding the business experience of each of the members of the Audit Committee, see “Directors, Executive Officers and Corporate Governance - Our Board.”

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

During fiscal 2024, the Compensation Committee held one meeting. The Compensation Committee currently consists of Messrs. Blum (Chairman), Glanville and Hilarides.

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

During fiscal 2024, the Nominating Committee did not meet. The Nominating Committee currently consists of Messrs. Blum (Chairman), Glanville and Hilarides.

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

Because the Company has deferred payment of dividends on the Series A Preferred Stock for six or more quarterly periods, holders of 25% or more of the Series A Preferred Stock are entitled to elect two additional directors, subject to the terms and conditions of the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock. No nominees for such board positions have been proposed as of this date.

ITEM 11.         EXECUTIVE COMPENSATION.

We are currently considered a “smaller reporting company,” within the meaning of the Securities Act of 1933, for purposes of the Securities and Exchange Commission’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding the compensation of our Named Executive Officers. Further, our reporting obligations extend only to the individuals serving as our principal executive officer and the two most highly compensated executive officers, assuming such individuals meet the definition of “executive officer” in Rule 3b-7 under the Exchange Act and receive individual total compensation in excess of $100,000, following our principal executive officer. For fiscal 2024, our “Named Executive Officers” were:

Name	Position
Robert P. Capps	President, Chief Executive Officer
Mark A. Cox	Vice President and Chief Financial Officer

Summary Compensation Table for Fiscal Year Ended January 31, 2024

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during fiscal years 2024 and 2023.

Name and Principal Position	Fiscal Year Ended Jan 31	Salary	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total

Robert P. Capps	2024	285,000	—	—	13,434	298,434
President, CEO	2023	285,000	—	48,767	13,434	347,201

Mark A. Cox	2024	255,000	—	—	12,234	267,234
VP and CFO	2023	230,000	—	29,260	11,234	270,494

(1)	There were no stock awards granted during fiscal 2024 or 2023.

(2)
This column includes the grant date fair value of the option awards granted to our Named Executive Officers in fiscal 2022 and 2023, computed in accordance with FASB ASC Topic 718 and determined without regard to estimated forfeitures. These amounts reflect our accounting valuation of these awards, and do not correspond to any actual value that may be recognized by our Named Executive Officers. The assumptions used in the calculation of these amounts are discussed in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. No option awards were granted during fiscal 2024. The fiscal 2023 option awards were granted on August 3, 2022 to Messrs. Capps and Cox. See “Executive Compensation-- Outstanding Equity Awards Value at Fiscal 2024 Year-End Table” for more details of the option awards granted to our Named Executive Officers in fiscal 2024 and 2023.

(3)	The amounts reflected in the “All Other Compensation” column for fiscal 2023 consist of the following:

Name	Life Insurance Premiums	401(k) Matching Contributions	Others	Total
	$	$	$	$
Robert P. Capps	2,034	11,400	—	13,434
Mark A. Cox	2,034	10,200	—	12,234

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

For fiscal 2024, the Compensation Committee determined that given the Company’s recent performance and financial position, cash bonuses would not be appropriate. Accordingly, no cash bonuses were awarded during fiscal 2024.

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

No restricted stock awards were granted in fiscal 2024 or 2023. In August 2022, the Compensation Committee granted options to purchase to each of our Named Executive Officers as follows: Mr. Capps - options to purchase 10,000 shares of common stock (on a reverse split adjusted basis); Mr. Cox - options to purchase 6,000 shares of common stock (on a reverse split adjusted basis). The closing stock price on the grant date was $7.90 per share (on a reverse split adjusted basis). One-third of the options vested on August 3, 2023, one-third will vest on August 3, 2024, and one third will vest on August 3, 2025, subject to the applicable Named Executive Officer’s continued employment through each such vesting date. The vesting provisions are consistent with those of equity awards granted by our Peer Companies and further facilitate our retention efforts.

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

Employment, Severance or Change in Control Agreements

On September 11, 2017, we entered into an employment agreement with Mr. Capps. We entered into the employment agreement to ensure that Mr. Capps will perform his role for an extended period of time. The employment agreement has a two-year initial term which automatically renews and extends for a period of twelve months upon expiration of the initial term or any then-existing renewal term unless a written notice of nonrenewal is delivered by either party not less than 60 days prior to expiration of the then-existing term.

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

Under the employment agreement, the following terms are generally defined as follows:

● “cause” is deemed to exist if an executive: (1) engages in fraud, breach of fiduciary duty, theft or embezzlement against the Company or its affiliates, (2) willfully refuses to perform his duties, (3) materially breaches the confidentiality, non-competition or non-solicitation obligations under his employment agreement, (4) is convicted of, or pleads guilty to, a felony or crime involving moral turpitude, (5) engages in willful misconduct or gross negligence in the performance of his duties that could have a material adverse effect on the Company or, (6) materially breaches and violates the Companies policies pertaining to sexual harassment, discrimination or insider trading;

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

Results of Prior Year Advisory Vote on Executive Compensation and Fiscal 2024 Compensation Decisions

In determining the appropriateness of our executive compensation program, the Committee considers, among other things, the results of the prior year’s advisory vote on executive compensation (“say-on-pay”). At our fiscal 2023 Annual Meeting of Shareholders, the proposal to approve the compensation of our Named Executive Officers received the support of approximately 95% of our shareholders voting in favor of our Named Executive Officer compensation. The level of support is calculated based on votes in favor of the proposal divided by the sum of votes against the proposal plus votes in favor of the proposal.

In light of the favorable say-on-pay vote at our fiscal 2023 Annual Meeting of Stockholders, the Compensation Committee did not make any changes with respect to the compensation of our Named Executive Officers in fiscal 2024.

Outstanding Equity Awards Value at Fiscal 2024 Year-End Table

The following table provides information concerning all equity awards granted to our Named Executive Officers that were outstanding as of January 31, 2024. All amounts have been adjusted to give effect to the reverse split of the Company's common stock that was effected in fiscal 2024.

Outstanding Equity Awards as of January 31, 2024

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Robert P. Capps	6,000	—		50.00	5/27/2025
	6,000	—		28.00	1/12/2026
	9,000	—		46.20	2/15/2027
	5,000	—		37.90	7/12/2028
	5,000	—		41.90	7/23/2029
	4,667	2,333	(1)	19.70	8/5/2031
	3,333	6,667	(2)	7.90	8/3/2032

Mark A. Cox	3,000	—		46.40	2/22/2027
	2,000	—		37.90	7/12/2028
	2,000	—		41.90	7/23/2029
	2,667	1,333	(1)	19.70	8/5/2031
	2,000	4,000	(2)	7.90	8/3/2032

(1)
The unexercisable stock options granted on August 5, 2021 will become exercisable as follows so long as the applicable executive remains employed through the respective vesting date: the remaining balance on August 5, 2024.

(2)
The unexercisable stock options granted on August 3, 2022 will become exercisable as follows so long as the applicable executive remains employed through the respective vesting date: one-half on August 3, 2024; and one-half on August 3, 2025.

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

Director Compensation for the Year Ended January 31, 2024

The following table sets forth a summary of the compensation earned or paid to our non-employee directors during the fiscal year ended January 31, 2024. Mr. Capps, who is our full-time employee, received no compensation for serving as a director.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)(2)	($)
Peter H. Blum Non-Executive Chairman	123,125	—	—	123,125
Alan P. Baden	55,575	—	—	55,575
Thomas S. Glanville	67,450	—	—	67,450
Nancy P. Harned (3)	45,000	—	—	45,000
William H. Hilarides	66,875	—	—	66,875

(1)
This column includes the grant date fair value of the stock awards granted to our non-employee directors computed in accordance with FASB ASC Topic 718 and determined without regard to estimated forfeitures. These amounts reflect our accounting valuation of these awards. The assumptions used in the calculation of these amounts are discussed in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

(2)
This column includes the grant date fair value of the option awards to our non-employee directors computed in accordance with FASB ASC Topic 718 and determined without regard to estimated forfeitures. These amounts reflect our accounting valuation of these awards, and do not correspond to the actual value that may be recognized by our non-employee directors. The assumptions used in the calculation of these amounts are discussed in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. As of January 31, 2024, Messrs. Blum, Glanville, Hilarides, and Baden, and Ms. Harned held a total of 28,300, 20,300, 13,000, 8,500 and 8,500 unexercised stock options (on a reverse split adjusted basis), respectively.

(3)	Ms. Harned resigned from her position on our board on October 31, 2023.

Retainer and Fees

Prior to November 1, 2024, pursuant to our summary of non-employee director compensation, adopted as of April 30, 2022 (the “Director Compensation Summary”), each non- employee director was eligible to receive an annual retainer, plus supplemental cash retainers. Effective November 1, 2024, our board approved a reduction in the annual retainer and supplemental cash retainers for our non-employee directors. The annual retainers and supplemental cash retainers our non-employee directors are eligible to receive prior to November 1, 2024, and after November 1, 2024, are as follows:

	Fiscal 2024
	Before Nov 1, 2024	After Nov 1, 2024
	$	$
Annual cash retainer	32,000	25,600

Annual supplemental cash retainers:
Non-executive chairman	50,000	40,000
Member of Audit Committee	7,500	6,000
Chairman of Audit Committee	8,500	6,800
Member of Compensation Committee	5,000	4,000
Chairman of Compensation Committee	6,000	4,800
Member of Nominating Committee	4,000	3,200
Chairman of Nominating Committee	4,000	3,200
Member of Strategic Planning Committee	10,000	-
Chairman of Strategic Planning Committee	30,000	-
Each Board meeting attended	3,500	2,800

Equity-Based Compensation

In addition to cash compensation, our non-employee directors are eligible, at the discretion of our full Board, to receive discretionary grants of stock options or restricted stock or any combination thereof under our equity compensation plans. For the fiscal year ended January 31, 2024, the Board did not grant our non-employee directors stock options or equity awards under our Stock Awards Plan. For the fiscal year ended January 31, 2023, the Board granted our non-employee directors stock options and equity awards under our Stock Awards Plan. Specifically, on August 3, 2022, our Board granted 4,500 options (on a reverse split adjusted basis) to Messrs. Glanville, Hilarides and Baden, and Ms. Harned, and 7,000 options (on a reverse split adjusted basis) to Mr. Blum, in each case, at an exercise price of $7.70 (on a reverse split adjusted basis). One-third of the options vested on August 3, 2023, one-third will vest on August 3, 2024, and one-third will vest on August 3, 2025. Additionally, on May 2, 2022, our Board granted 550 shares of stock (on a reverse split adjusted basis) to each of Mr. Baden and Ms. Harned. One third of the shares of stock vested on May 2, 2023, one-third vested on May 2, 2024, and one-third will vest on May 2, 2025.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The Stock Awards Plan has been approved by the stockholders of the Company and is the only equity compensation plan maintained by the Company. The Company does not maintain an equity compensation plan that has not been approved by our stockholders. The following table contains information about the Stock Awards Plan as of January 31, 2024.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Stock Awards Plan	359,000	$27.98	68,000
Total	359,000	$27.98	68,000

Principal Holders of Securities

The following table sets forth the beneficial ownership of the outstanding shares of common stock and Series A Preferred Stock as of May 30, 2024 with respect to each person, other than our directors and officers, who we know to be the beneficial owner of more than 5% of our issued and outstanding common stock or Series A Preferred Stock, respectively.

	Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class(2)
Mitsubishi Heavy Industries, Ltd
6-1, 6-Chrome Hikoshima-Enoura-Cho Shimonoseki 750-8505 Japan	174,046	10.3%
Peter H. Blum Timberloch Place, Suite 550, The Woodlands, Texas 77380	21,696	1.3%

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

(2)	Based on 1,682,985 total shares outstanding as of May 30, 2024 unless otherwise indicated.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our common stock or Series A Preferred Stock.

Security Ownership of Management

The following table sets forth the beneficial ownership of common stock as of May 30, 2024 by: (1) each of the executive officers named in the Summary Compensation Table below, (2) each of our directors and director nominees and (3) all current directors and executive officers as a group. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise indicated in the footnotes to the table.

In addition to the beneficial ownership(1) of common stock listed below, Peter H. Blum owns 21,696 shares, or approximately 1.3%, of our Series A Preferred Stock.

	Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares		Percent of Class(2)
Peter H. Blum	92,564	(3)	6.6%
Alan P. Baden	4,717	(4)	*
Robert P. Capps	45,193	(5)	3.2%
Thomas S. Glanville	17,850	(6)	1.3%
William H. Hilarides	8,717	(7)	*
Mark A. Cox	11,667	(8)	*
All current directors and executive officers as a group (6 persons)	180,708	(9)	12.9%

*	Less than 1%

(1)
“Beneficial ownership” is a term broadly defined by the Securities and Exchange Commission in Rule 13d-3 under the Exchange Act and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of May 30, 2024 if that person or group has the right to acquire shares within 60 days after such date.

(2)	Based on 1,405,779 total shares outstanding as of May 30, 2024 and shares which such individual has the right to acquire within 60 days of May 30, 2024.

(3)	Includes 21,300 shares underlying exercisable options, 600 shares owned by Mr. Blum’s spouse’s individual retirement account.

(4)	Includes 4,167 shares underlying exercisable options.

(5)	Includes 39,000 shares underlying exercisable options.

(6)	Includes 15,800 shares underlying exercisable options.

(7)	Includes 8,500 shares underlying exercisable options.

(8)	Includes 11,667 shares underlying exercisable options.

(9)	Includes 100,434 shares underlying exercisable options.

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

Transactions

Since the beginning of fiscal 2024, we have not participated in (or proposed to participate in) any transactions with Related Persons except as described below. Each of these Related Person Transactions was approved under our policy for reviewing Related Person Transactions.

Transactions with Members of the Board of Directors

During fiscal 2024, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) provided advisor and arrangement services for the $3.75 million Loan and Security Agreement the Company entered into on February 2, 2023, and received $75,000 in fees for such services. Additionally, Ladenburg provided advisory services related to the Sale of Klein and received fees of $405,000 for such services. The Co-Chief Executive Officer and Co-President of Ladenburg, Peter H. Blum, is the Non-Executive Chairman of the Board. Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees And Expenses of Moss Adams LLP

The following table sets forth the amount of audit fees, audit-related fees and tax fees billed or expected to be billed by Moss Adams LLP, our independent registered public accounting firm, for the fiscal years ended January 31, 2024 and January 31, 2023:

	2024	2023
Audit Fees (1)	$376,700	$466,496

Total Fees	$376,700	$466,496

(1) Includes the audit of our annual consolidated financial statements and the review of our Quarterly Reports on Form 10-Q.

There were no fees billed by Moss Adams LLP for fiscal years ended January 31, 2024, and January 31, 2022 that would constitute “Audit-Related Fees”, “Tax Fees” or “Other Fees”.

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

Exhibit		Document Description	Form	Exhibit
31.1	†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act, as amended
31.2	†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2024	By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President – Chief Executive Officer and Director
(Principal Executive Officer)