Form 10-Q
period 2024-04-30
MIND TECHNOLOGY, INC
filed 2024-06-11
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,405,779 shares of common stock, $0.01 par value, were outstanding as of June 10, 2024.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$924	$5,289
Accounts receivable, net of allowance for credit losses of $332 at each of April 30, 2024 and January 31, 2024	9,412	6,566
Inventories, net	16,161	13,371
Prepaid expenses and other current assets	3,014	3,113
Total current assets	29,511	28,339
Property and equipment, net	791	818
Operating lease right-of-use assets	1,725	1,324
Intangible assets, net	2,714	2,888
Deferred tax asset	122	122
Total assets	$34,863	$33,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,703	$1,623
Deferred revenue	561	203
Accrued expenses and other current liabilities	5,303	5,586
Income taxes payable	1,928	2,114
Operating lease liabilities - current	728	751
Total current liabilities	10,223	10,277
Operating lease liabilities - non-current	997	573
Total liabilities	11,220	10,850
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of April 30, 2024 and January 31, 2024	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 1,406 shares issued at April 30, 2024 and January 31, 2024	14	14
Additional paid-in capital	113,169	113,121
Accumulated deficit	(127,353)	(128,307)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	23,643	22,641
Total liabilities and stockholders’ equity	$34,863	$33,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2024	2023
Revenues:
Sales of marine technology products	$9,678	$10,597
Cost of sales:
Sales of marine technology products	5,460	6,061
Gross profit	4,218	4,536
Operating expenses:
Selling, general and administrative	2,759	3,306
Research and development	462	478
Depreciation and amortization	267	333
Total operating expenses	3,488	4,117
Operating income	730	419
Other income (expense):
Interest expense	—	(204)
Other, net	469	72
Total other income (expense)	469	(132)
Income from continuing operations before income taxes	1,199	287
Provision for income taxes	(245)	(411)
Net income (loss) from continuing operations	954	(124)
Loss from discontinued operations, net of income taxes	—	(116)
Net income (loss)	$954	$(240)
Preferred stock dividends - declared	—	—
Preferred stock dividends - undeclared	(947)	(947)
Net income (loss) attributable to common stockholders	$7	$(1,187)
Net income (loss) per common share - Basic and Diluted
Continuing operations	$—	$(0.76)
Discontinued operations	$—	$(0.08)
Net income (loss)	$—	$(0.84)
Shares used in computing net income (loss) per common share:
Basic and diluted	1,406	1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2024	2023
Net income (loss)	$954	$(240)
Comprehensive income (loss)	$954	$(240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$954	$(240)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	267	481
Stock-based compensation	48	50
Provision for inventory obsolescence	23	—
Gross profit from sale of other equipment	(457)	(138)
Changes in:
Accounts receivable	(2,837)	(3,462)
Unbilled revenue	(10)	11
Inventories	(2,812)	979
Prepaid expenses and other current and long-term assets	100	1,308
Income taxes receivable and payable	(186)	206
Accounts payable, accrued expenses and other current liabilities	277	(2,788)
Deferred revenue and customer deposits	(120)	606
Net cash used in operating activities	(4,753)	(2,987)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(57)
Sale of other equipment	457	138
Net cash provided by investing activities	391	81
Cash flows from financing activities:
Net proceeds from short-term loan	—	2,945
Net cash provided by financing activities	—	2,945
Effect of changes in foreign exchange rates on cash and cash equivalents	(3)	(2)
Net change in cash and cash equivalents	(4,365)	37
Cash and cash equivalents, beginning of period	5,289	778
Cash and cash equivalents, end of period	$924	$815
Supplemental cash flow information:
Interest paid	$—	$204
Income taxes paid	$430	$189

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2024	1,406	$14	1,683	$37,779	$113,121	$—	$(128,307)	$34	$22,641
Net income	—	—	—	—	—	—	954	—	954
Stock-based compensation	—	—	—	—	48	—	—	—	48
Balances, April 30, 2024	1,406	$14	1,683	$37,779	$113,169	$—	$(127,353)	$34	$23,643

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
	As adjusted	See Note 14			Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balances, January 31, 2023	1,599	$16	$1,683	$37,779	$129,721	$(16,863)	$(127,635)	$34	$23,052
Net loss	—	—	—	—	—	—	(240)	—	(240)
Stock-based compensation	—	—	—	—	50	—	—	—	50
Balances, April 30, 2023	1,599	$16	$1,683	$37,779	$129,771	$(16,863)	$(127,875)	$34	$22,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Liquidity and Summary of Significant Accounting Policies

Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the state of Texas. Prior to August 21, 2023, the Company, through its wholly owned subsidiary Klein Marine Systems, Inc. (“Klein”), designed, manufactured and sold a broad range of proprietary products for the seismic, hydrographic and offshore industries from its facility in the state of New Hampshire. Effective August 21, 2023, the Company sold Klein and retrospectively presented its prior periods financial results reported as discontinued operations (see Note 2 – “Sale of a Subsidiary” for additional details).

Liquidity—As of April 30, 2024, the Company had working capital of approximately $19.3 million, including cash and cash equivalents of approximately $924,000, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company owned real property, and potentially securing a credit facility or some other form of financing.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. During the three months ended April 30, 2024, there were no changes to those accounting policies.

F-9

2. Sale of Subsidiary

On August 21, 2023, the Company sold Klein pursuant to a Stock Purchase Agreement (the “SPA”) with General Oceans AS (“the Buyer"). In connection with the SPA, the Company granted the Buyer a license to its Spectral Ai software suite (“Spectral Ai”). The license is exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The foregoing transactions contemplated by the SPA are referred to as the “Sale of Klein”. The aggregate consideration to the Company consisted of a cash payment of $11.5 million, resulting in a gain of approximately $2.3 million. The SPA contained customary representation and warranties.

On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan (as defined below) were repaid in full and the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 10 - "Notes Payable" for additional details).

3. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2024, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 (“fiscal 2024”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2024, the results of operations for the three months ended April 30, 2024 and 2023, the cash flows for the three months ended April 30, 2024 and 2023, and the statement of stockholders’ equity for the three-months ended April 30, 2024 and 2023, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2025 (“fiscal 2025”).

4. Discontinued Operations

On August 21, 2023, the Company sold Klein pursuant to the SPA with the Buyer. As a result, its results of operations are reported as discontinued operations for the three-month period ended April 30, 2023.

The results of operations from discontinued operations for the three months ended April 30, 2023 consist of the following:

	For the Three Months Ended April 30,
	2024	2023
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$1,989
Cost of sales:
Cost of discontinued operations	—	1,108
Operating expenses:
Selling, general and administrative	—	568
Research and development	—	295
Depreciation and amortization	—	148
Total operating expenses	—	1,011
Operating loss	—	(130)
Other income	—	21
Loss before income taxes from discontinued operations	—	(109)
Provision for income taxes from discontinued operations	—	(7)
Net loss from discontinued operations	—	(116)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Three Months Ended April 30,
	2024	2023
	(in thousands)
Depreciation and amortization	$—	$148

5. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-7"), to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective four our annual periods beginning February 1, 2024 and interim periods within fiscal years beginning February 1, 2025. The Company is evaluating the impacts of adoption.

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

6. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended April 30,
	2024	2023
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$9,377	$10,512
Revenue recognized over time:
Total revenue recognized over time	301	85
Total revenue from contracts with customers	$9,678	$10,597

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

The following table presents revenue from contracts with customers disaggregated by geography, based on the shipping location of our customers:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
United States	$345	$392
Europe	2,785	6,500
Asia-Pacific	5,843	3,582
Other	705	123
Total revenue from contracts with customers	$9,678	$10,597

As of April 30, 2024, and January 31, 2024, contract assets and liabilities consisted of the following:

	April 30, 2024	January 31, 2024
Contract Assets:	(in thousands)
Unbilled revenue - current	$16	$26
Total unbilled revenue	$16	$26
Contract Liabilities:
Deferred revenue & customer deposits - current	$3,529	$3,649
Total deferred revenue & customer deposits	$3,529	$3,649

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

7. Balance Sheet

	April 30, 2024	January 31, 2024
	(in thousands)
Inventories:
Raw materials	$9,949	$8,730
Finished goods	2,657	2,463
Work in progress	5,089	3,709
Cost of inventories	17,695	14,902
Less allowance for obsolescence	(1,534)	(1,531)
Total inventories, net	$16,161	$13,371

	April 30, 2024	January 31, 2024
	(in thousands)
Property and equipment:
Furniture and fixtures	$8,923	$8,868
Autos and trucks	286	287
Land and buildings	997	997
Cost of property and equipment	10,206	10,152
Accumulated depreciation and amortization	(9,415)	(9,334)
Total property and equipment, net	$791	$818

As of January 31, 2024, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2024. Since  January 31, 2024, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of April 30, 2024.

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three months ended April 30, 2024 was approximately $207,000, respectively, and during the three months ended April 30, 2023 was approximately $221,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately$1,000 for the three months ended April 30, 2024, and during the three months ended April 30, 2023 was approximately$2,000.

Supplemental balance sheet information related to leases as of April 30, 2024 and January 31, 2024 was as follows:

Lease	April 30, 2024	January 31, 2024
Assets	(in thousands)
Operating lease assets	$1,725	$1,324

Liabilities
Operating lease liabilities	$1,725	$1,324

Classification of lease liabilities
Current liabilities	$728	$751
Non-current liabilities	997	573
Total Operating lease liabilities	$1,725	$1,324

Lease-term and discount rate details as of April 30, 2024 and January 31, 2024 were as follows:

Lease term and discount rate	April 30, 2024	January 31, 2024
Weighted average remaining lease term (years)
Operating leases	1.83	1.40

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended April 30,
Lease	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(207)	$(221)

Changes in lease balances resulting from new and modified leases:
Operating leases	$612	$223

Maturities of lease liabilities at April 30, 2024 were as follows:

April 30, 2024
(in thousands)
2025	$705
2026	595
2027	487
2028	275
2029	35
Thereafter	—
Total payments under lease agreements	$2,097

Less: imputed interest	(372)
Total lease liabilities	$1,725

9. Intangible Assets

		April 30, 2024			January 31, 2024
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	April 30, 2024	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	4.6	7,473	(5,168)	2,305	7,473	(5,053)	2,420
Customer relationships	0.1	4,884	(4,876)	8	4,884	(4,852)	32
Patents	1.2	2,540	(2,216)	324	2,540	(2,190)	350
Trade name	2.1	134	(111)	23	134	(108)	26
Other	0.2	416	(362)	54	426	(366)	60
Intangible assets		$15,447	$(12,733)	$2,714	$15,457	$(12,569)	$2,888

On January 31, 2024, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the three months ended April 30, 2024, there have been no substantive indicators of impairment.

Aggregate amortization expense was $185,000 and $224,000 for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2025	$442
2026	520
2027	381
2028	315
2029	213
Thereafter	843
Total	$2,714

10. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Company incurred approximately $814,000 of debt acquisition costs associated with the loan including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which is the interest due through maturity. These costs were recorded as a reduction to the carrying value of our debt and amortized to interest expense straight-line over the term of the Loan. Approximately $204,000 of amortization of debt acquisition costs were recorded as interest expense for the three months ended April 30, 2023. On August 22, 2023, in connection with the Sale of Klein, the Loan was repaid in full (see Note 2- "Sale of Subsidiary" for additional details).

11. Income Taxes

For the three-month period ended April 30, 2024, the income tax expense from continuing operations was approximately  $ 245,000, on pre-tax income from continuing operations of approximately $1.2 million. For the three- month period ended April 30, 2023, the income tax expense from continuing operations was approximately $ 411,000, on pre-tax income from continuing operations of  $ 287,000. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2019 through 2024. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ending  January 31, 2017 through 2024. The Company's Singapore income tax returns are subject to examination by the Singapore tax authorities for the fiscal years ended January 31, 2017, through 2024. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2018 through 2024.

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2024. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2024.

For the three-month period ended April 30, 2024 and 2023, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

12. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended April 30, 2024 and April 30, 2023, dilutive potential common shares outstanding were immaterial and had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three months ended April 30, 2024 and April 30,2023, was approximately 1.4 million shares.

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

13. Related Party Transaction

 Ladenburg Thalmann & Co. Inc. (“Ladenburg”) provided advisor and arrangement services for the Loan (See Note 10 - "Notes Payable" for additional details) and received $75,000 in fees for such services.  Additionally, Ladenburg provided advisory services related to the Sale of Klein and received fees of $405,000 for such services. The former Co-Chief Executive Officer and Co-President of Ladenburg is the Non-Executive Chairman of our Board. Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

14. Equity and Stock-Based Compensation

As of April 30, 2024, there are approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $48.7 million, which amount includes approximately $6.6 million in undeclared cumulative dividends. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year.

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

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three-month period ended April 30, 2024 was approximately $ 48,000, and during the three-month period ended April 30, 2023, was approximately $50,000.

15. Segment Reporting

Prior to August 22, 2023, the Company operated in two segments, Seamap and Klein.  On August 21, 2023, the Company completed the Sale of Klein. (see Note 2-"Sale of Subsidiary" for additional details). As a result, at April 30, 2024, Seamap is the Company’s sole operating segment.

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
•

the impact of disruptions in global supply chains due to various factors, including certain components and materials becoming unavailable, increased lead times for components and materials, as well as increased costs for such items;

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, and (3) the Company’s other filings filed with the SEC from time to time.

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

	For the Three Months Ended April 30,
	2024	2023
Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA from continuing operations	(in thousands)
Net income (loss)	$954	$(240)
Interest expense, net	—	204
Depreciation and amortization	267	481
Provision for income taxes	245	411
EBITDA (1)	1,466	856
Stock-based compensation	48	50
Income from discontinued operations net of depreciation and amortization	—	(32)
Adjusted EBITDA from continuing operations (1)	$1,514	$874
Reconciliation of Net Cash Used in Operating Activities to EBITDA
Net cash used in operating activities	$(4,753)	$(2,987)
Stock-based compensation	(48)	(50)
Provision for inventory obsolescence	(23)	—
Changes in accounts receivable (current and long-term)	2,847	3,451
Interest paid, net	—	204
Taxes paid, net of refunds	430	189
Gross profit from sale of other equipment	457	138
Changes in inventory	2,812	(979)
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(157)	2,182
Changes in prepaid expenses and other current and long-term assets	(100)	(1,308)
Other	1	16
EBITDA (1)	$1,466	$856

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

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, supply chain issues, labor or political issues, inclement weather, and global pandemics. See Part II, Item 1A- “Risk Factors.”

Business Outlook

Our financial performance has improved significantly in recent periods.  Although we have a history of operating losses, we generated positive operating income from continuing operations in fiscal 2024 and the first quarter of fiscal 2025.  We believe this is due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

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

We have experienced increased inquiries and bid activity for our marine technology products. As of April 30, 2024, our backlog of firm orders was approximately $31.0 million, as compared to approximately $38.4 million as of January 31, 2024, and $18.1 million as of April 30, 2023. We believe that essentially all of our current backlog will be completed and shipped by the end of fiscal 2025. We believe that these firm orders provide good visibility for the balance of this fiscal year and into the next year. However, the level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We currently expect revenue in the fiscal year ending January 31, 2025 to exceed that of fiscal 2024. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

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

We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. Certain business opportunities that we are pursuing are with military or other governmental organizations. The sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations. Therefore, the timing of contract awards is often difficult to predict. However, once awarded, programs of this type can extend for many years. To date, the majority of our revenues have been from commercial customers.

We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:

•	Demand for economical, commercially developed, technology for maritime security applications; and

•	Increased activity within the marine exploration space, including applications for alternative energy projects such as offshore windfarms and carbon capture projects.

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include the following:

•	Application of our Spectral Ai software suite technology to side scan sonar systems and potentially other sensor systems;

•	Adaptation of our SeaLink solid streamer technology to alternative applications, such as hydrographic surveys for windfarm and carbon capture projects; and

•	Application of our SeaLink solid streamer technology to passive sonar arrays for use in maritime security applications, such as domain awareness and anti-submarine warfare.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

In fiscal 2024, we eliminated two executive management positions and certain other administrative positions in order to further control general and administrative costs. The Sale of Klein has allowed us to further streamline our operations and may provide opportunities to further reduce overhead costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

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

Results of Operations

Revenues for the three months ended April 30, 2024 were approximately $9.7 million, compared to approximately $10.6 million for the three months ended April 30, 2023 The decrease in the first three months of fiscal 2025 compared to the prior year period was primarily due to timing of completion of projects. For the three months ended April 30, 2024, we generated operating income of approximately $730,000, compared to operating income of approximately $419,000 for the three months ended April 30, 2023. The increase in operating income in the current three month periods was primarily attributable to decreased selling, general and administrative costs during the three months ended April 30, 2024. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended
	April 30,
	2024	2023
	(in thousands)
Revenues:
Seamap	$9,678	$10,597
Cost of sales:
Seamap	5,460	6,061
Gross profit	$4,218	$4,536
Gross profit margin	44%	43%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Revenue from the sale of Seamap products was approximately $9.7 million for the three-month period ended April 30, 2024, compared to revenue of approximately $10.6 million for three-month period ended April 30, 2023.  The gross profit and gross profit margins remained consistent for Seamap and were approximately $4.2 million and 44% and approximately $4.5 million and 43% in the three-month periods ended April 30, 2024 and 2023, respectively. The gross profit margin in the first quarter of fiscal 2025 improved from the comparable period in the prior fiscal year, despite lower revenues, due to price increases implemented in fiscal 2024 and increased production efficiencies. The increased production efficiencies were due primarily to production and procurement efficiencies facilitated by increased order backlog.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2024, were approximately $2.8 million, compared to approximately $3.3 million for the three months ended April 30, 2023. The decrease from the prior periods is primarily the result of lower compensation expense due to headcount reductions, and the impact of broader cost control measures.

Research and development costs were approximately $462,000 in the three-month period ended April 30, 2024, compared to approximately $478,000 in the three-month period ended April 30, 2023, respectively. Costs in each of the periods are related primarily to our next generation towed streamer system and ongoing development of our Spectral Ai software suite.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $267,000 in the three -month period ended April 30, 2024, as compared to approximately $333,000 in the three-month period ended April 30, 2023.

Interest Expense

Interest expense of approximately $204,000 in the three months ended April 30, 2023, was primarily due to interest on the Loan. The Loan was repaid in fiscal 2024 in connection with the sale of Klein (see note 10-"Notes Payable" and Note 2-"Sale of Subsidiary" for additional details).

Other Expense

Other expense primarily relates to gains on the sale of certain ancillary equipment, scrap sales and other income.

Provision for Income Taxes

For the three-months ended April 30, 2024, we reported tax expense of approximately $245,000 on pre-tax income from continuing operations of approximately $1.2 million. For the three-month period ended April 30, 2023, our income tax expense was approximately $411,000 on pre-tax Income from continuing operations of approximately $287,000. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss from continuing operations before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily in Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

Liquidity and Capital Resources

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and Common Stock for the past several years. However, the Company’s operating results improved significantly in fiscal 2024 as compared to fiscal 2023 and prior years, generating net income from operations and positive Adjusted EBITDA for the fiscal year ended January 31, 2024 and the three months ended April 30, 2024. In addition, the Company sold its Klein business on August 21, 2023, generating net proceeds of approximately $7.3 million after settlement of closing cost and all outstanding amounts due and owed, including principal, interest, and other charges, on the Company’s $3.75 million loan. The sale of Klein increased the Company’s working capital and improved its liquidity situation.

As of April 30, 2024, the Company had working capital of approximately $19.3 million, including cash and cash equivalents of approximately $924,000, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and potential sales of remaining lease pool equipment to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company owned real property, disciplined working capital commitments, and potentially securing a credit facility or some other form of financing.

In addition, management believes there are a number of additional factors and actions available to the Company to address any liquidity needs, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $19.3 million as of April 30, 2024, including cash of approximately $924,000.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. In fiscal 2024, the Company eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $31.0 million as of April 30, 2024, production for certain of these orders was in process and included in inventory as of April 30, 2024, thereby reducing the liquidity needed to complete the orders.

•	The Company has deferred payment of the quarterly dividend on its Series A Preferred Stock for seven fiscal quarters, including the first quarter of fiscal 2025. The Company also has the option to defer future quarterly dividend payments if deemed necessary. The dividends are a cumulative dividend that accrue for payment in the future. During a deferral period, the Company is prohibited from paying dividends or distributions on its common stock or redeeming any of those shares. The Company has commenced the solicitation of proxies to approve an amendment to the Certificate of Designations, Preferences and Rights of its Series A Cumulative Preferred Stock to provide that, at the discretion of its Board of Directors at any time prior to July 31, 2024, each share of Series A Preferred Stock shall be converted into 3.9 shares of Common Stock upon the effective time of the Amendment. Holders of Series A Preferred Stock as of the record date of April 26, 2024 are entitled to vote at a Virtual Special Meeting of Preferred Stockholders to be held on June 13, 2024. The affirmative vote of two-thirds (66 2/3%) of the outstanding shares of Series A Preferred Stock is required for approval of the Preferred Stock Proposal. Holders of Common Stock are not entitled to vote at the Special Meeting.

•

In recent years, the Company has raised capital through the sale of Common Stock and Preferred Stock pursuant to the at-the-market program (the "ATM Offering Program") and underwritten offerings on Form S-1. Currently, the Company is not eligible to issue securities pursuant to Form S-3 and accordingly cannot sell securities pursuant to the ATM Offering Program. However, the Company may sell securities pursuant to Form S-1 or in private transactions.  Management expects to be able to raise further capital through these available means should the need arise.

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

The Company has deferred payment of quarterly dividends for seven fiscal quarters including the first quarter of fiscal 2025. Accumulated and undeclared dividends amount to approximately $6.6 million as of April 30, 2024. Management does not believe that current operations can simultaneously fund the capital requirements of the ongoing business, as discussed above, as well as ongoing or accumulated dividends related to the Preferred Stock.  Accordingly, although no firm decisions have been made, management currently believes it is unlikely that the Company will declare dividends on the Preferred Stock for the foreseeable future.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended
	April 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(4,753)	$(2,987)
Net cash provided by investing activities	391	81
Net cash provided by financing activities	—	2,945
Effect of changes in foreign exchange rates on cash and cash equivalents	(3)	(2)
Net (decrease) increase in cash and cash equivalents	$(4,365)	$37

As of April 30, 2024, we had working capital of approximately $19.3 million, including cash and cash equivalents of approximately $924,000, as compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, at January 31, 2024.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $4.8 million in the first three months of fiscal 2025 as compared to approximately $3.0 million in the first three months of fiscal 2024. The increase in net cash used in operating activities in the first three months of fiscal 2025 compared to the prior year period was due mainly to an increase in accounts receivable and inventories.

Cash Flows from Investing Activities. Cash provided by investing activities during the first three months of fiscal 2025 increased approximately $310,000 over the same period in fiscal 2024. The increase relates primarily to sales of other equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first three months of fiscal 2024 consisted of approximately $2.9 million of net proceeds related to short-term loans (see Note 10 - "Notes Payable" for additional details).

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of April 30, 2024. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of April 30, 2024, we had deposits in foreign banks equal to approximately $710,000, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2024. There have been no material changes to our critical accounting estimates during the three-month period ended April 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At April 30, 2024, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $390,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $39,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of April 30, 2024, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of April 30, 2024, due to a material weakness in our internal control over financial reporting relating to the existence of inventory that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Remediation

As previously described in Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, we are implementing a remediation plan to address the material weakness in our internal controls over the existence of inventory. The weakness will remain unresolved until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2024, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2024. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2024, are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit	Document Description	Form	Exhibit
Number			Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.5
3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 25, 2020.	3.1
3.6	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Registration Statement on Form S-1 filed with the SEC on October 25, 2021.	3.5
3.7	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on November 4, 2021.	3.3
3.8	Fourth Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on October 13, 2023.	3.2
3.9	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.10	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.2

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: June 11, 2024	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)