Form 10-Q
period 2024-07-31
MIND TECHNOLOGY, INC
filed 2024-09-12
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,405,779 shares of common stock, $0.01 par value, were outstanding as of September 11, 2024.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,904	$5,289
Accounts receivable, net of allowance for credit losses of $332 at each of July 31, 2024 and January 31, 2024	9,586	6,566
Inventories, net	19,069	13,371
Prepaid expenses and other current assets	2,075	3,113
Total current assets	32,634	28,339
Property and equipment, net	782	818
Operating lease right-of-use assets	1,732	1,324
Intangible assets, net	2,566	2,888
Deferred tax asset	122	122
Total assets	$37,836	$33,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,387	$1,623
Deferred revenue	428	203
Customer deposits	2,726	3,446
Accrued expenses and other current liabilities	1,905	2,140
Income taxes payable	2,171	2,114
Operating lease liabilities - current	747	751
Total current liabilities	12,364	10,277
Operating lease liabilities - non-current	985	573
Total liabilities	13,349	10,850
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; 1,683 shares issued and outstanding at each of July 31, 2024 and January 31, 2024	37,779	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 1,406 shares issued and outstanding at July 31, 2024 and January 31, 2024	14	14
Additional paid-in capital	113,215	113,121
Accumulated deficit	(126,555)	(128,307)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	24,487	22,641
Total liabilities and stockholders’ equity	$37,836	$33,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:
Sales of marine technology products	$10,036	$7,561	19,714	18,158
Cost of sales:
Sales of marine technology products	5,258	4,620	10,718	10,681
Gross profit	4,778	2,941	8,996	7,477
Operating expenses:
Selling, general and administrative	2,784	2,913	5,543	6,219
Research and development	328	493	790	971
Depreciation and amortization	236	302	503	635
Total operating expenses	3,348	3,708	6,836	7,825
Operating income (loss)	1,430	(767)	2,160	(348)
Other income (expense):
Interest expense	—	(163)	—	(367)
Other, net	40	238	509	310
Total other income (expense)	40	75	509	(57)
Income (loss) from continuing operations before income taxes	1,470	(692)	2,669	(405)
Provision for income taxes	(672)	(66)	(917)	(477)
Net income (loss) from continuing operations	798	(758)	1,752	(882)
Loss from discontinued operations, net of income taxes	—	(736)	—	(852)
Net income (loss)	$798	$(1,494)	$1,752	$(1,734)
Preferred stock dividends - declared	—	—	—	—
Preferred stock dividends - undeclared	(947)	(947)	(1,894)	(1,894)
Net loss attributable to common stockholders	$(149)	$(2,441)	$(142)	$(3,628)
Net loss per common share - Basic and Diluted
Continuing operations	$(0.11)	$(1.21)	$(0.10)	$(1.97)
Discontinued operations	$—	$(0.52)	$—	$(0.61)
Net loss	$(0.11)	$(1.74)	$(0.10)	$(2.58)
Shares used in computing net income (loss) per common share:
Basic and diluted	1,406	1,406	1,406	1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023
Net income (loss)	$798	$(1,494)	$1,752	$(1,734)
Comprehensive income (loss)	$798	$(1,494)	1,752	(1,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,752	$(1,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	503	940
Stock-based compensation	95	158
Provision for inventory obsolescence	45	—
Gross profit from sale of other equipment	(457)	(336)
Changes in:
Accounts receivable	(3,032)	(3,238)
Unbilled revenue	75	31
Inventories	(5,742)	(333)
Prepaid expenses and other current and long-term assets	1,042	1,329
Income taxes receivable and payable	54	63
Accounts payable, accrued expenses and other current liabilities	2,465	(1,556)
Deferred revenue and customer deposits	(495)	1,199
Net cash used in operating activities	(3,695)	(3,477)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(102)
Sale of other equipment	457	336
Net cash provided by investing activities	311	234
Cash flows from financing activities:
Payment on short-term loan	—	2,947
Net cash provided by financing activities	—	2,947
Effect of changes in foreign exchange rates on cash and cash equivalents	(1)	12
Net change in cash and cash equivalents	(3,385)	(284)
Cash and cash equivalents, beginning of period	5,289	778
Cash and cash equivalents, end of period	$1,904	$494
Supplemental cash flow information:
Interest paid	$—	$407
Income taxes paid	$938	$425

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2024	1,406	$14	1,683	$37,779	$113,121	$—	$(128,307)	$34	$22,641
Net income	—	—	—	—	—	—	954	—	954
Stock-based compensation	—	—	—	—	48	—	—	—	48
Balances, April 30, 2024	1,406	$14	1,683	$37,779	$113,169	$—	$(127,353)	$34	$23,643
Net income	—	—	—	—	—	—	798	—	798
Stock-based compensation	—	—	—	—	46	—	—	—	46
Balances, July 31, 2024	1,406	$14	1,683	$37,779	$113,215	$—	$(126,555)	$34	$24,487

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
	As adjusted	See Note 15			Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2023	1,599	$16	$1,683	$37,779	$129,721	$(16,863)	$(127,635)	$34	$23,052
Net loss	—	—	—	—	—	—	(240)	—	(240)
Stock-based compensation	—	—	—	—	50	—	—	—	50
Balances, April 30, 2023	1,599	$16	$1,683	$37,779	$129,771	$(16,863)	$(127,875)	$34	$22,862
Net loss	—	—	—	—	—	—	(1,494)	—	(1,494)
Stock-based compensation	—	—	—	—	108	—	—	—	108
Balances, July 31, 2023	1,600	$16	1,683	$37,779	$129,879	$(16,863)	$(129,369)	$34	$21,476

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

Liquidity—As of July 31, 2024, the Company had working capital of approximately $20.3 million, including cash and cash equivalents of approximately $1.9 million, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company-owned real property, and potentially securing a credit facility or some other form of financing.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. During the six months ended July 31, 2024, there were no changes to those accounting policies.

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

3. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2024, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 (“fiscal 2024”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2024, the results of operations for the three and six months ended July 31, 2024 and 2023, the cash flows for the six months ended July 31, 2024 and 2023, and the statement of stockholders’ equity for the three and six months ended July 31, 2024 and 2023, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2025 (“fiscal 2025”).

4. Discontinued Operations

On August 21, 2023, the Company sold Klein pursuant to the SPA with the Buyer. As a result, its results of operations are reported as discontinued operations for the three and six-month period ended July 31, 2023.

The results of operations from discontinued operations for the three and six months ended July 31, 2024 and 2023 consist of the following:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$1,189	$—	$3,178
Cost of sales:
Cost of discontinued operations	—	863	—	1,971
Operating expenses:
Selling, general and administrative	—	600	—	1,168
Research and development	—	349	—	644
Depreciation and amortization	—	158	—	306
Total operating expenses	—	1,107	—	2,118
Operating loss	—	(781)	—	(911)
Other income	—	55	—	76
Loss before income taxes from discontinued operations	—	(726)	—	(835)
Provision for income taxes from discontinued operations	—	(10)	—	(17)
Net loss from discontinued operations	—	(736)	—	(852)

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Six Months Ended July 31,
	2024	2023
	(in thousands)
Depreciation and amortization	$—	$306

5. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for our annual periods beginning February 1, 2024 and interim periods within fiscal years beginning February 1, 2025. The Company is evaluating the impacts of adoption.

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

6. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$9,661	$7,191	$19,038	$17,703
Revenue recognized over time:
Total revenue recognized over time	375	370	676	455
Total revenue from contracts with customers	$10,036	$7,561	$19,714	$18,158

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

The following table presents revenue from contracts with customers disaggregated by geography, based on the shipping location of our customers:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
United States	$492	$107	$837	$499
Europe	6,298	2,557	9,083	9,057
Asia-Pacific	2,647	4,850	8,490	8,432
Other	599	47	1,304	170
Total revenue from contracts with customers	$10,036	$7,561	$19,714	$18,158

As of July 31, 2024, and January 31, 2024, contract assets and liabilities consisted of the following:

	July 31, 2024	January 31, 2024
Contract Assets:	(in thousands)
Unbilled revenue - current	$101	$26
Total unbilled revenue	$101	$26
Contract Liabilities:
Deferred revenue & customer deposits - current	$3,154	$3,649
Total deferred revenue & customer deposits	$3,154	$3,649

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

7. Balance Sheet

	July 31, 2024	January 31, 2024
	(in thousands)
Inventories:
Raw materials	$9,997	$8,730
Finished goods	4,174	2,463
Work in progress	6,450	3,709
Cost of inventories	20,621	14,902
Less allowance for obsolescence	(1,552)	(1,531)
Total inventories, net	$19,069	$13,371

	July 31, 2024	January 31, 2024
	(in thousands)
Property and equipment:
Furniture and fixtures	$8,990	$8,868
Autos and trucks	286	287
Land and buildings	997	997
Cost of property and equipment	10,273	10,152
Accumulated depreciation and amortization	(9,491)	(9,334)
Total property and equipment, net	$782	$818

As of January 31, 2024, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2024. Since  January 31, 2024, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of July 31, 2024.

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three and six months ended July 31, 2024, was approximately $207,000 and $422,000, respectively, and during the three and six months ended July 31, 2023, was approximately $201,000 and $422,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately$7,000 and $13,100, respectively for the three and six months ended July 31, 2024, and approximately $2,000 and $4,000, respectively for the three and six months ended July 31, 2023.

Supplemental balance sheet information related to leases as of July 31, 2024 and January 31, 2024 was as follows:

Lease	July 31, 2024	January 31, 2024
Assets	(in thousands)
Operating lease assets	$1,732	$1,324

Liabilities
Operating lease liabilities	$1,732	$1,324

Classification of lease liabilities
Current liabilities	$747	$751
Non-current liabilities	985	573
Total Operating lease liabilities	$1,732	$1,324

Lease-term and discount rate details as of July 31, 2024 and January 31, 2024 were as follows:

Lease term and discount rate	July 31, 2024	January 31, 2024
Weighted average remaining lease term (years)
Operating leases	1.88	1.40

Weighted average discount rate:
Operating leases	13%	13%

The incremental borrowing rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended July 31, 2024
Lease	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(422)	$(422)

Changes in lease balances resulting from new and modified leases:
Operating leases	$834	$294

Maturities of lease liabilities at July 31, 2024 were as follows:

July 31, 2024
(in thousands)
2025	$531
2026	707
2027	526
2028	275
2029	35
Thereafter	—
Total payments under lease agreements	$2,074

Less: imputed interest	(342)
Total lease liabilities	$1,732

9. Intangible Assets

		July 31, 2024			January 31, 2024
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	July 31, 2024	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	4.3	7,473	(5,277)	2,196	7,473	(5,053)	2,420
Customer relationships	—	4,884	(4,884)	—	4,884	(4,852)	32
Patents	1.1	2,540	(2,241)	299	2,540	(2,190)	350
Trade name	1.8	134	(113)	21	134	(108)	26
Other	0.2	416	(366)	50	426	(366)	60
Intangible assets		$15,447	$(12,881)	$2,566	$15,457	$(12,569)	$2,888

On January 31, 2024, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the six months ended July 31, 2024, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $159,000 and $345,000 for the three and six months ended July 31, 2024, respectively, and approximately $223,000 and $445,000 for the three and six months ended July 31, 2023, respectively. As of July 31, 2024, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2025	$300
2026	513
2027	374
2028	305
2029	227
Thereafter	847
Total	$2,566

10. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Company incurred approximately $814,000 of debt acquisition costs associated with the loan including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which is the interest due through maturity. These costs were recorded as a reduction to the carrying value of our debt and amortized to interest expense straight-line over the term of the Loan. Approximately $204,000 and $407,000 of amortization of debt acquisition costs were recorded as interest expense for the three and six months ended July 31, 2023, respectively. On August 22, 2023, in connection with the Sale of Klein, the Loan was repaid in full (see Note 2- "Sale of Subsidiary" for additional details).

11. Income Taxes

For the three- and six-month periods ended July 31, 2024, the income tax expense from continuing operations was approximately $672,000 and $917,000, respectively, on pre-tax income from continuing operations of approximately $1.5 million and $2.7 million, respectively. For the three and six- month period ended July 31, 2023, the income tax expense from continuing operations was approximately $66,000 and $477,000, respectively, on pre-tax losses from continuing operations of approximately $692,000 and $405,000, respectively. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2024. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2024.

For the three- and six-month periods ended July 31, 2024 and 2023, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

12. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three and six months ended July 31, 2024 and July 31, 2023, dilutive potential common shares outstanding were immaterial and had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three and six months ended July 31, 2024 and July 31, 2023, was approximately 1.4 million shares.

On October 12, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Charter (the “Charter Amendment”) to effect a one-for-ten reverse stock split (the “Reverse Stock Split”). Prior periods shares have been restated to reflect the impact of the Reverse Stock Split in calculating earnings per share (see Note 15- "Equity and Stock Based Compensation " for additional details).

13. Related Party Transaction

 Ladenburg Thalmann & Co. Inc. (“Ladenburg”) provided advisor and arrangement services for the Loan (See Note 10 - "Notes Payable" for additional details) and received $75,000 in fees for such services.  Additionally, Ladenburg provided advisory services related to the Sale of Klein and received fees of $405,000 for such services. The former Co-Chief Executive Officer and Co-President of Ladenburg is the Non-Executive Chairman of the Company's board of directors (the "Board"). Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

14. Subsequent Event

On September 4, 2024, The Company filed an amendment to the Certificate of Designations, Preferences and Rights of 9.00% Series A Cumulative Preferred Stock to provide that each share of Preferred Stock shall be converted into 3.9 shares of common stock.   The amendment was approved by the holders of the Preferred Stock at a Virtual Special Meeting on August 29, 2024.  As a result, the Company issued approximately 6.6 million shares of common stock in exchange for all outstanding shares of Preferred Stock.  Following the transaction, there are approximately 8.0 million shares of common stock and no preferred stock outstanding.

15. Equity and Stock-Based Compensation

As of July 31, 2024, there were approximately 1,683,000 shares of Preferred Stock outstanding with an aggregate liquidation preference of approximately $49.6 million, which amount includes approximately $7.6 million in undeclared cumulative dividends. Holders of our Preferred Stock are entitled to receive, when and as declared by the Board out of funds of the Company available for the payment of distributions, quarterly cumulative preferential cash dividends of $0.5625 per share of the $25.00 per share stated liquidation preference on our Preferred Stock. Dividends on the Preferred Stock are payable quarterly in arrears, on April 30, July 31, October 31, and January 31, of each year. On September 4, 2024, all outstanding shares of Preferred Stock were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion.  Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods (see Note 14- "Subsequent Events" for additional details).

On September 28, 2023, the Board approved the Reverse Stock Split at a ratio of one-for-ten. On October 12, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Charter (the "Charter Amendment") to effect the Reverse Stock Split. The Charter Amendment became effective on October 13, 2023.

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

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six-month periods ended July 31, 2024 was approximately $46,000, and $95,000, respectively, and during the three and six-month periods ended July 31, 2023, was approximately $108,000 and $158,000, respectively.

16. Segment Reporting

Prior to August 22, 2023, the Company operated in two segments, Seamap and Klein.  On August 21, 2023, the Company completed the Sale of Klein. (see Note 2-"Sale of Subsidiary" for additional details). As a result, at July 31, 2024, Seamap is the Company’s sole reportable segment.

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

•	inflation and price volatility in the global economy that could negatively impact our business and results of operations;
•	the consequences of future geopolitical events, which we cannot predict but which may adversely affect the markets in which we operate, our operations, or our results of operations; and
•	negative impacts to our business from security threats, including cybersecurity threats, and other disruptions.

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

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023
Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA from continuing operations	(in thousands)
Net income (loss)	$798	$(1,494)	$1,752	$(1,734)
Interest expense, net	—	163	—	367
Depreciation and amortization	236	459	503	940
Provision for income taxes	672	66	917	477
EBITDA (1)	1,706	(806)	3,172	50
Stock-based compensation	46	108	95	158
Loss from discontinued operations net of depreciation and amortization	—	578	—	546
Adjusted EBITDA from continuing operations (1)	$1,752	$(120)	$3,267	$754
Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$1,058	$(490)	$(3,695)	$(3,477)
Stock-based compensation	(46)	(108)	(95)	(158)
Provision for inventory obsolescence	(22)	—	(45)	—
Changes in accounts receivable (current and long-term)	111	(244)	2,957	3,207
Interest paid, net	—	203	—	407
Taxes paid, net of refunds	508	236	938	425
Gross profit from sale of other equipment	—	198	457	336
Changes in inventory	2,930	1,312	5,742	333
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(1,813)	(1,825)	(1,970)	357
Changes in prepaid expenses and other current and long-term assets	(942)	(21)	(1,042)	(1,329)
Other	(78)	(67)	(75)	(51)
EBITDA (1)	$1,706	$(806)	$3,172	$50

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest income and interest expense, (b) provision for (or benefit from) income taxes and (c) depreciation and amortization. Adjusted EBITDA excludes non-cash foreign exchange gains and losses, stock-based compensation, impairment of intangible assets and other non-cash tax related items. We consider EBITDA and Adjusted EBITDA to be important indicators for the performance of our business, but not measures of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as indicators of our ability to make capital expenditures, service debt and finance working capital requirements and we believe that EBITDA and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful to our analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully trend and analyze the performance of our core cash operations. EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to cash flow from operating activities or to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA and Adjusted EBITDA do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of the measurements that management utilizes. Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do and EBITDA and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.

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

Business Outlook

Our financial performance has improved significantly in recent periods.  Although we have a history of operating losses, we generated positive operating income from continuing operations in fiscal 2024 and the first and second quarters of fiscal 2025.  We believe this is due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

On August 21, 2023, we completed the Sale of Klein for cash consideration of $11.5 million. In addition, in connection with the Sale of Klein, the Company granted the Buyer a license in its Spectral Ai software suite, exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The license and collaboration agreements provide opportunities for recurring licensing revenue and recovery of certain ongoing operating costs.  The Sale of Klein served to streamline the Company’s operations and provided needed working capital to address the financial requirements associated with the continuing growth of our Seamap business.

As of July 31, 2024, our backlog of firm orders was approximately $26.2 million, as compared to approximately $38.4 million as of January 31, 2024, and $17.0 million as of July 31, 2023. We believe a significant portion of our current backlog will be completed and shipped by the end of fiscal 2025. Additionally, we have a significant pipeline of pending and potential orders that we are pursuing.  There are more than $6 million of such orders that have been received subsequent to July 31, 2024 or that we believe are imminent. We believe these orders provide good visibility for the balance of this fiscal year and into the next year. However, the level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

On September 4, 2024, all outstanding shares of Preferred Stock were converted into common stock and retired.  The Company issued approximately 6.6 million shares of common stock in connection with the conversion.  Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods (see Note 14- “Subsequent Events” for additional details).

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We currently expect revenue in fiscal 2025 to exceed that of fiscal 2024 and revenue in the second half of fiscal 2025 to somewhat exceed that for the first half of fiscal 2025. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

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

In fiscal 2024, we eliminated two executive management positions and certain other administrative positions in order to further control general and administrative costs. We have eliminated certain other positions in fiscal 2025. The Sale of Klein has allowed us to further streamline our operations and may provide opportunities to further reduce overhead costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

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

Results of Operations

Revenues for the three and six months ended July 31, 2024 were approximately $10.0 million and $19.7 million, respectively, compared to approximately $7.6 million and $18.2 million for the three and six months ended July 31, 2023 , respectively. The increase in the three and six month periods ended July 31, 2024, compared to the prior year period was primarily due to timing of completion of order shipments. For the three and six months ended July 31, 2024, we generated operating income of approximately $1.4 million and $2.2 million, respectively, compared to an operating loss of approximately $767,000 and $348,000 for the three and six months ended July 31, 2023. The increase in operating income in the current year was attributable to improved gross profit margins, decreased selling, general and administrative costs and reduced research and development costs during the three and six months ended July 31, 2024. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Marine Technology Products business were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues:
Seamap	$10,036	$7,561	$19,714	$18,158
Cost of sales:
Seamap	5,258	4,620	10,718	10,681
Gross profit	$4,778	$2,941	$8,996	$7,477
Gross profit margin	48%	39%	46%	41%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. Revenue from the sale of Seamap products was approximately $10.0 million and $19.7 million for the three and six-month periods ended July 31, 2024, compared to revenue of approximately $7.6 million and $18.2 million for the three and six-month periods ended July 31, 2023.  The gross profit and gross profit margins for Seamap were approximately $4.8 million and 48% and $9.0 million and 46% for the three and six-month periods ended July 31, 2024, respectively, compared to approximately $2.9 million and 39% and $7.5 million and 41% in the three and six-month periods ended July 31, 2023, respectively. The gross profit margins in fiscal 2025 improved from the comparable period in the prior fiscal year, due to price increases implemented in fiscal 2024 and increased production efficiencies. The increased production efficiencies were due primarily to higher overhead absorption from higher activity levels and production and procurement efficiencies facilitated by increased order backlog.

Operating Expenses

General and administrative expenses for the three and six-months ended July 31, 2024, respectively, were approximately $2.8 million and $5.5 million, compared to approximately $2.9 million and $6.2 million for the three and six-months ended July 31, 2023, respectively. The decrease from the prior periods is primarily the result of lower compensation expense due to headcount reductions, and the impact of broader cost control measures.

Research and development costs were approximately $328,000 and $790,000, in the three and six-month periods ended July 31, 2024, respectively, compared to approximately $493,000 and $971,000, in the three and six-month period ended July 31, 2023, respectively. Costs in each of the periods are related primarily to our next generation towed streamer system and ongoing development of our Spectral Ai software suite.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $236,000 and $503,000 in the three and six-month periods ended July 31, 2024, respectively, as compared to approximately $302,000 and $635,000 in the three and six-month periods ended July 31, 2023, respectively.

Interest Expense

Interest expense of approximately $163,000 and $367,000 in the three and six-months ended July 31, 2023, respectively, was primarily due to interest on the Loan. The Loan was repaid in fiscal 2024 in connection with the Sale of Klein (see note 10-"Notes Payable" and Note 2-"Sale of Subsidiary" for additional details).

Other Expense

Other expense primarily relates to gains on the sale of certain ancillary equipment, scrap sales and other income.

Provision for Income Taxes

For the three and six-months ended July 31, 2024, we reported tax expense of approximately $672,000 and $917,000, respectively, on pre-tax income from continuing operations of approximately $1.5 million and $2.7 million, respectively. For the three and six-month period ended July 31, 2023, our income tax expense was approximately $66,000 and $477,000, respectively, on pre-tax loss from continuing operations of approximately $692,000 and $405,000, respectively. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss from continuing operations before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily in Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

Liquidity and Capital Resources

The Company has a history of generating operating losses and negative cash from operating activities and has relied on cash from the sale of lease pool equipment and the sale of Preferred Stock and common stock for the past several years. However, the Company’s operating results improved significantly in fiscal 2024 as compared to fiscal 2023 and prior years, generating net income from operations and positive Adjusted EBITDA for the fiscal year ended January 31, 2024 and the three and six months ended July 31, 2024. In addition, the Company sold its Klein business on August 21, 2023, generating net proceeds of approximately $7.3 million after settlement of closing costs and all outstanding amounts due and owed, including principal, interest, and other charges, on the Company’s $3.75 million loan. The Sale of Klein increased the Company’s working capital and improved its liquidity situation.

As of July 31, 2024, the Company had working capital of approximately $20.3 million, including cash and cash equivalents of approximately $1.9 million, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and potential sales of remaining lease pool equipment to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company owned real property, disciplined working capital commitments, and potentially securing a credit facility or some other form of financing. In the three months ended July 31, 2024, the Company generated positive cash from operating activities in the amount of approximately $1.1 million.

In addition, management believes there are a number of other factors and actions available to the Company to address any liquidity needs, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $20.3 million as of July 31, 2024, including cash of approximately $1.9 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. In fiscal 2024, the Company eliminated two executive level positions and has made additional headcount reductions in fiscal 2025. Furthermore, additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $26.2 million as of July 31, 2024, as well as a substantial pipeline of other prospects. Production for certain of these orders was in process and included in inventory as of July 31, 2024, thereby reducing the liquidity needed to complete the orders.

•	On September 4, 2024 all outstanding shares of Preferred Stock were converted into common stock and retired. The Company issued approximately 6.6 million shares of common stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods. The conversion of Preferred Stock into common stock was effected pursuant to an amendment to the Certificate of Designations, Preferences and Rights of the Preferred Stock. The amendment was approved by preferred stockholders at a virtual special meeting held on August 29, 2024 (see Note 16- “Subsequent Events” for additional details).

•

In recent years, the Company has raised capital through the sale of common stock and Preferred Stock pursuant to the at-the-market program (the "ATM Offering Program") and underwritten offerings on Form S-1. Currently, the Company is not eligible to issue securities pursuant to Form S-3 and accordingly cannot sell securities pursuant to the ATM Offering Program. However, with the elimination of the Preferred Stock dividends in arrears, the Company may once again become eligible to utilize Form S-3. Additionally, the Company may sell securities pursuant to Form S-1 or in private transactions.  Management expects to be able to raise further capital through these available means should the need arise.

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

The Company has deferred payment of quarterly dividends for seven fiscal quarters including the first and second quarters of fiscal 2025. Accumulated and undeclared dividends amount to approximately $7.6 million as of July 31, 2024.  On September 4, 2024 all outstanding shares of the Company’s Series A Preferred Stock were exchanged for common stock and retired.  The Company issued approximately 6.6 million shares of common stock in the transaction.  Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended
	July 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(3,695)	$(3,477)
Net cash provided by investing activities	311	234
Net cash provided by financing activities	—	2,947
Effect of changes in foreign exchange rates on cash and cash equivalents	(1)	12
Net decrease in cash and cash equivalents	$(3,385)	$(284)

As of July 31, 2024, we had working capital of approximately $20.3 million, including cash and cash equivalents of approximately $1.9 million, as compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, at January 31, 2024.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.7 million in the first six months of fiscal 2025 as compared to approximately $3.5 million in the first six months of fiscal 2024. The increase in net cash used in operating activities in the first six months of fiscal 2025 compared to the prior year period was due mainly to an increase in accounts receivable and inventories.

Cash Flows from Investing Activities. Cash provided by investing activities during the first six months of fiscal 2025 increased approximately $77,000 over the same period in fiscal 2024. The increase relates primarily to sales of other equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first six months of fiscal 2024 consisted of approximately $2.9 million of net proceeds related to short-term loans (see Note 10 - "Notes Payable" for additional details).

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of July 31, 2024. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of July 31, 2024, we had deposits in foreign banks equal to approximately $1.4 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2024. There have been no material changes to our critical accounting estimates during the three- and six-month periods ended July 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At July 31, 2024, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $511,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $51,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of July 31, 2024, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of July 31, 2024, due to a material weakness in our internal control over financial reporting relating to the existence of inventory that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit	Document Description	Form	Exhibit
Number			Reference
2.1	A Stock Purchase Agreement dated as of August 21, 2023, by and among General Oceans, Inc., Klein Marine Systems Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 21, 2023.	10.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.5
3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 25, 2020.	3.1
3.6	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Registration Statement on Form S-1 filed with the SEC on October 25, 2021.	3.5
3.7	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on November 4, 2021.	3.3
3.8	Fourth Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on October 13, 2023.	3.2
3.9	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.10	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.2

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: September 12, 2024	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)