Form 10-Q
period 2024-10-31
MIND TECHNOLOGY, INC
filed 2024-12-12
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,969,421 shares of common stock, $0.01 par value, were outstanding as of December 11, 2024.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,505	$5,289
Accounts receivable, net of allowance for credit losses of $332 at each of October 31, 2024 and January 31, 2024	9,471	6,566
Inventories, net	17,249	13,371
Prepaid expenses and other current assets	1,039	3,113
Total current assets	31,264	28,339
Property and equipment, net	775	818
Operating lease right-of-use assets	1,526	1,324
Intangible assets, net	2,420	2,888
Deferred tax asset	122	122
Total assets	$36,107	$33,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,179	$1,623
Deferred revenue	248	203
Customer deposits	3,112	3,446
Accrued expenses and other current liabilities	1,742	2,140
Income taxes payable	2,093	2,114
Operating lease liabilities - current	660	751
Total current liabilities	10,034	10,277
Operating lease liabilities - non-current	866	573
Total liabilities	10,900	10,850
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; no shares issued and outstanding at October 31, 2024 and 1,683 shares issued and outstanding at January 31, 2024	—	37,779
Common stock, $0.01 par value; 40,000 shares authorized; 7,969 shares issued and outstanding at October 31, 2024 and 1,406 shares issued and outstanding at January 31, 2024	80	14
Additional paid-in capital	135,572	113,121
Accumulated deficit	(110,479)	(128,307)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	25,207	22,641
Total liabilities and stockholders’ equity	$36,107	$33,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Sales of marine technology products	$12,105	$4,974	31,819	23,132
Cost of sales:
Sales of marine technology products	6,684	2,721	17,402	13,402
Gross profit	5,421	2,253	14,417	9,730
Operating expenses:
Selling, general and administrative	2,762	2,941	8,305	9,160
Research and development	562	508	1,352	1,479
Depreciation and amortization	221	257	724	892
Total operating expenses	3,545	3,706	10,381	11,531
Operating income (loss)	1,876	(1,453)	4,036	(1,801)
Other income (expense):
Interest expense	—	(169)	—	(536)
Other, net	(189)	25	320	336
Total other income (expense)	(189)	(144)	320	(200)
Income (loss) from continuing operations before income taxes	1,687	(1,597)	4,356	(2,001)
Provision for income taxes	(396)	(112)	(1,313)	(590)
Net income (loss) from continuing operations	1,291	(1,709)	3,043	(2,591)
Income from discontinued operations, net of income taxes	—	2,277	—	1,424
Net income (loss)	$1,291	$568	$3,043	$(1,167)
Preferred stock dividends - declared	—	(947)	—	(947)
Preferred stock dividends - undeclared	(368)	—	(2,262)	(1,894)
Effect of preferred stock conversion	14,785	—	14,785	—
Net Income (loss) attributable to common stockholders	$15,708	$(379)	$15,566	$(4,008)
Net Income (loss) per common share - Basic and Diluted
Continuing operations	$2.87	$(1.89)	$5.62	$(3.86)
Discontinued operations	$—	$1.62	$—	$1.01
Net income (loss)	$2.87	$(0.27)	$5.62	$(2.85)
Shares used in computing net income (loss) per common share:
Basic and diluted	5,473	1,406	2,772	1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2024	2023	2024	2023
Net income (loss)	$1,291	$568	$3,043	$(1,167)
Comprehensive income (loss)	$1,291	$568	3,043	(1,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,043	$(1,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	724	1,230
Stock-based compensation	141	264
Gain on sale of Klein	—	(2,393)
Provision for inventory obsolescence	67	23
Gross profit from sale of other equipment	(457)	(385)
Changes in:
Accounts receivable	(3,006)	(688)
Unbilled revenue	164	51
Inventories	(3,944)	(3,174)
Prepaid expenses and other current and long-term assets	2,076	566
Income taxes receivable and payable	(24)	(21)
Accounts payable, accrued expenses and other current liabilities	98	(1,045)
Deferred revenue and customer deposits	(289)	1,115
Net cash used in operating activities	(1,407)	(5,624)
Cash flows from investing activities:
Purchases of property and equipment	(213)	(199)
Proceeds from the sale of Klein, net	—	10,832
Sale of other equipment	457	385
Net cash provided by investing activities	244	11,018
Cash flows from financing activities:
Preferred stock conversion transaction costs	(619)	—
Net proceeds from short-term loan	—	2,947
Payment on short-term loan	—	(3,750)
Refund of prepaid interest on short-term loan	—	214
Net cash used in financing activities	(619)	(589)
Effect of changes in foreign exchange rates on cash and cash equivalents	(2)	(14)
Net change in cash and cash equivalents	(1,784)	4,791
Cash and cash equivalents, beginning of period	5,289	778
Cash and cash equivalents, end of period	$3,505	$5,569
Supplemental cash flow information:
Interest paid	$—	$576
Income taxes paid	$1,411	$617

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2024	1,406	$14	1,683	$37,779	$113,121	$—	$(128,307)	$34	$22,641
Net income	—	—	—	—	—	—	954	—	954
Stock-based compensation	—	—	—	—	48	—	—	—	48
Balances, April 30, 2024	1,406	$14	1,683	$37,779	$113,169	$—	$(127,353)	$34	$23,643
Net income	—	—	—	—	—	—	798	—	798
Stock-based compensation	—	—	—	—	46	—	—	—	46
Balances, July 31, 2024	1,406	$14	1,683	$37,779	$113,215	$—	$(126,555)	$34	$24,487
Net income	—	—	—	—	—	—	1,291	—	1,291
Preferred stock conversion	6,563	66	(1,683)	(37,779)	22,310	—	14,785	—	(618)
Stock-based compensation	—	—	—	—	47	—	—	—	47
Balances, October 31, 2024	7,969	$80	—	$—	$135,572	$—	$(110,479)	$34	$25,207

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
	As adjusted	See Note 14			Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2023	1,599	$16	$1,683	$37,779	$129,721	$(16,863)	$(127,635)	$34	$23,052
Net loss	—	—	—	—	—	—	(240)	—	(240)
Stock-based compensation	—	—	—	—	50	—	—	—	50
Balances, April 30, 2023	1,599	$16	$1,683	$37,779	$129,771	$(16,863)	$(127,875)	$34	$22,862
Net loss	—	—	—	—	—	—	(1,494)	—	(1,494)
Stock-based compensation	—	—	—	—	108	—	—	—	108
Balances, July 31, 2023	1,600	$16	1,683	$37,779	$129,879	$(16,863)	$(129,369)	$34	$21,476
Net income	—	—	—	—	—	—	568	—	568
Retirement of treasury stock	(193)	(2)	—	—	(16,861)	16,863			—
Preferred stock dividends	—	—	—	—	—	—	(947)	—	(947)
Stock-based compensation	—	—	—	—	106	—	—	—	106
Balances, October 31, 2023	1,407	$14	1,683	$37,779	$113,124	$—	$(129,748)	$34	$21,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Liquidity and Summary of Significant Accounting Policies

Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, designs, manufactures and sells a broad range of proprietary products for the seismic, hydrographic and offshore industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the state of Texas. Prior to August 21, 2023, the Company, through its wholly owned subsidiary Klein Marine Systems, Inc. (“Klein”), designed, manufactured and sold a broad range of proprietary products for the seismic, hydrographic and offshore industries from its facility in the state of New Hampshire. Effective August 21, 2023, the Company sold Klein and retrospectively presented its prior period financial results as discontinued operations (see Note 2 – “Sale of a Subsidiary” for additional details).

Liquidity—As of October 31, 2024, the Company had working capital of approximately $21.2 million, including cash and cash equivalents of approximately $3.5 million, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company-owned real property, and potentially securing a credit facility or some other form of financing.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. During the nine months ended October 31, 2024, there were no changes to those accounting policies.

2. Sale of Subsidiary

On August 21, 2023, the Company sold Klein pursuant to a Stock Purchase Agreement (the “SPA”) with General Oceans AS (the "Buyer"). In connection with the SPA, the Company granted the Buyer a license to its Spectral Ai software suite (“Spectral Ai”). The license is exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The foregoing transactions contemplated by the SPA are referred to as the “Sale of Klein”. The aggregate consideration to the Company consisted of a cash payment of $11.5 million, resulting in a gain of approximately $2.3 million. The SPA contained customary representations and warranties.

On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan (as defined below) were repaid in full and the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 10 -"Notes Payable" for additional details).

3. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2024, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 (“fiscal 2024”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2024, the results of operations for the three and nine months ended October 31, 2024 and 2023, the cash flows for the nine months ended October 31, 2024 and 2023, and the statement of stockholders’ equity for the three and nine months ended October 31, 2024 and 2023, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2025 (“fiscal 2025”).

4. Discontinued Operations

On August 21, 2023, the Company sold Klein pursuant to the SPA with the Buyer. As a result, its results of operations are reported as discontinued operations for the three and nine-month period ended October 31, 2023.

The results of operations from discontinued operations for the three and nine months ended October 31, 2024 and 2023 consist of the following:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$140	$—	$3,318
Cost of sales:
Cost of discontinued operations	—	11	—	1,982
Operating expenses:
Selling, general and administrative	—	179	—	1,348
Research and development	—	45	—	689
Depreciation and amortization	—	18	—	324
Total operating expenses	—	242	—	2,361
Operating loss	—	(113)	—	(1,025)
Other income	—	2		73
Gain on sale of Klein	—	2,393	—	2,393
Income before income taxes from discontinued operations	—	2,282	—	1,441
Provision for income taxes from discontinued operations	—	(5)	—	(17)
Net Income from discontinued operations	—	2,277	—	1,424

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	For the Nine Months Ended October 31,
	2024	2023
	(in thousands)
Depreciation and amortization	$—	$324
Gain on sale of Klein	$—	$2,393

5. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for our annual periods beginning February 1, 2024 and interim periods within fiscal years beginning February 1, 2025. The Company is evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), to enhance the disclosures public entities provide regarding specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance, including its cost structure, and assess potential future cash flows. ASU 2024-03 is effective for our annual periods beginning February 1, 2027 and interim periods within fiscal years beginning February 1, 2028. The Company is evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

6. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$11,405	$4,263	$30,443	$21,966
Revenue recognized over time:
Total revenue recognized over time	700	711	1,376	1,166
Total revenue from contracts with customers	$12,105	$4,974	$31,819	$23,132

The revenue from products manufactured and sold by our Seamap business is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, from time to time our Seamap business provides repair and maintenance services, or performs upgrades, on customer owned equipment in which case revenue is recognized over time. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from the SMAs is recognized over time, with the total value of the SMAs recognized in equal monthly amounts over the life of the contract.

The following table presents revenue from contracts with customers disaggregated by geography, based on the shipping location of our customers:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
United States	$595	$353	$1,432	$852
Europe	6,162	1,956	15,245	11,013
Middle East & Africa	4,952	1,653	13,442	10,085
Other	396	1,012	1,700	1,182
Total revenue from contracts with customers	$12,105	$4,974	$31,819	$23,132

As of October 31, 2024, and January 31, 2024, contract assets and liabilities consisted of the following:

	October 31, 2024	January 31, 2024
Contract Assets:	(in thousands)
Unbilled revenue - current	$191	$26
Total unbilled revenue	$191	$26
Contract Liabilities:
Deferred revenue & customer deposits - current	$3,360	$3,649
Total deferred revenue & customer deposits	$3,360	$3,649

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

7. Balance Sheet

	October 31, 2024	January 31, 2024
	(in thousands)
Inventories:
Raw materials	$9,409	$8,730
Finished goods	5,353	2,463
Work in progress	4,059	3,709
Cost of inventories	18,821	14,902
Less allowance for obsolescence	(1,572)	(1,531)
Total inventories, net	$17,249	$13,371

	October 31, 2024	January 31, 2024
	(in thousands)
Property and equipment:
Furniture and fixtures	$9,058	$8,868
Autos and trucks	227	287
Land and buildings	997	997
Cost of property and equipment	10,282	10,152
Accumulated depreciation and amortization	(9,507)	(9,334)
Total property and equipment, net	$775	$818

As of January 31, 2024, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2024. Since  January 31, 2024, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of October 31, 2024.

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three and nine months ended October 31, 2024, was approximately $221,000 and $643,000, respectively, and during the three and nine months ended October 31, 2023, was approximately $198,000 and $621,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately$7,000 and $20,000, respectively for the three and nine months ended October 31, 2024, and approximately $2,000 and $5,000, respectively for the three and nine months ended October 31, 2023.

Supplemental balance sheet information related to leases as of October 31, 2024 and January 31, 2024 was as follows:

Lease	October 31, 2024	January 31, 2024
Assets	(in thousands)
Operating lease assets	$1,526	$1,324

Liabilities
Operating lease liabilities	$1,526	$1,324

Classification of lease liabilities
Current liabilities	$660	$751
Non-current liabilities	866	573
Total Operating lease liabilities	$1,526	$1,324

Lease-term and discount rate details as of October 31, 2024 and January 31, 2024 were as follows:

Lease term and discount rate	October 31, 2024	January 31, 2024
Weighted average remaining lease term (years)
Operating leases	1.63	1.40

Weighted average discount rate:
Operating leases	13%	13%

The weighted average discount rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended October 31, 2024
Lease	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(643)	$(621)

Changes in lease balances resulting from new and modified leases:
Operating leases	$834	$391

Maturities of lease liabilities at October 31, 2024 were as follows:

October 31, 2024
(in thousands)
2025	$267
2026	707
2027	526
2028	275
2029	35
Thereafter	—
Total payments under lease agreements	$1,810

Less: imputed interest	(284)
Total lease liabilities	$1,526

9. Intangible Assets

		October 31, 2024			January 31, 2024
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	October 31, 2024	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	4.1	7,473	(5,376)	2,097	7,473	(5,053)	2,420
Customer relationships	—	4,884	(4,884)	—	4,884	(4,852)	32
Patents	1.0	2,540	(2,267)	273	2,540	(2,190)	350
Trade name	1.6	134	(116)	18	134	(108)	26
Other	0.1	416	(384)	32	426	(366)	60
Intangible assets		$15,447	$(13,027)	$2,420	$15,457	$(12,569)	$2,888

On January 31, 2024, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the nine months ended October 31, 2024, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $146,000 and $491,000 for the three and nine months ended October 31, 2024, respectively, and approximately $173,000 and $591,000 for the three and nine months ended October 31, 2023, respectively. As of October 31, 2024, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2025	$204
2026	506
2027	367
2028	302
2029	220
Thereafter	821
Total	$2,420

10. Notes Payable

On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Company incurred approximately $814,000 of debt acquisition costs associated with the loan, including approximately $254,000 in origination and other transaction fees and approximately $484,000 of prepaid interest, which is the interest due through maturity. These costs were recorded as a reduction to the carrying value of our debt and amortized to interest expense straight-line over the term of the Loan. Approximately $169,000 and $536,000 of amortization of debt acquisition costs were recorded as interest expense for the three and nine months ended October 31, 2023, respectively. On August 22, 2023, in connection with the Sale of Klein, the Loan was repaid in full (see Note 2- "Sale of Subsidiary" for additional details).

11. Income Taxes

For the three- and nine-month periods ended October 31, 2024, the income tax expense from continuing operations was approximately $396,000 and $1.3 million, respectively, on pre-tax income from continuing operations of approximately $1.7 million and $4.4 million, respectively. For the three and nine- month period ended October 31, 2023, the income tax expense from continuing operations was approximately $112,000 and $590,000, respectively, on pre-tax losses from continuing operations of approximately $1.6 million and $2.0 million, respectively. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including Malaysia and the United Kingdom.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2024. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2024.

For the three- and nine-month periods ended October 31, 2024 and 2023, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

12. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three and nine months ended October 31, 2024 and October 31, 2023, dilutive potential common shares outstanding were immaterial and had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three and nine months ended October 31, 2024, was approximately 5.5 million shares and 2.8 million shares, respectively. The total basic weighted average common shares outstanding for the three and nine months ended October 31, 2023, was approximately 1.4 million shares.

On September 4, 2024, all outstanding shares of our 9.00% Series A Cumulative preferred stock (the “Preferred Stock”) were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion (see Note 14- "Equity and Stock Based Compensation" for additional details).

On October 12, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Charter (the “Charter Amendment”) to effect a one-for-ten reverse stock split (the “Reverse Stock Split”). Outstanding shares in prior periods have been restated to reflect the impact of the Reverse Stock Split in calculating earnings per share (see Note 14- "Equity and Stock Based Compensation" for additional details).

13. Related Party Transaction

 Ladenburg Thalmann & Co. Inc. (“Ladenburg”) provided advisor and arrangement services for the Loan (See Note 10 - "Notes Payable" for additional details) and received $75,000 in fees for such services.  Additionally, Ladenburg provided advisory services related to the Sale of Klein (see Note 2-"Sale of Subsidiary" for additional details) and received $405,000 of fees for such services. The former Co-Chief Executive Officer and Co-President of Ladenburg is the Non-Executive Chairman of the Company's board of directors (the "Board"). Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

14. Equity and Stock-Based Compensation

 At the virtual Special Meeting of Preferred Stockholders held on August 29, 2024, our preferred stockholders approved an amendment to our Certificate of Designations, Preferences and Rights of 9.00% Series A Cumulative preferred stock, to provide that each share of 9.00% Series A Cumulative Preferred Stock, $1.00 par value per share (the “Preferred Stock”) shall be converted into 3.9 shares of common stock, $0.01 par value per share (the “common stock”). On September 4, 2024, all outstanding shares of Preferred Stock were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods. The common stock issued was recorded at its market value at the date of issuance less transaction costs related to the conversion. The excess of the carrying value of the preferred stock over the market value of the common stock issued, which amounted to approximately $14.8 million, was credited directly to accumulated deficit and is reflected in the calculation of earnings per share attributable to common stockholders.

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

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and nine-month periods ended October 31, 2024 was approximately $47,000, and $141,000, respectively, and during the three and nine-month periods ended October 31, 2023, was approximately $106,000 and $264,000, respectively.

15. Segment Reporting

Prior to August 22, 2023, the Company operated in two segments, Seamap and Klein.  On August 21, 2023, the Company completed the Sale of Klein. (see Note 2-"Sale of Subsidiary" for additional details). As a result, at October 31, 2024, Seamap is the Company’s sole reportable segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On August 21, 2023, the Company completed the Sale of Klein (see Note 2-"Sale of Subsidiary" in the accompanying financial statements for additional details). Effective with the Sale of Klein, we operate in one segment, Seamap. Our Seamap business designs, produces and sells seismic exploration and survey equipment. Its customers include foreign and domestic commercial marine survey companies and various governmental institutions.

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

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA from continuing operations	(in thousands)
Net income (loss)	$1,291	$568	$3,043	$(1,167)
Interest expense, net	—	169	—	536
Depreciation and amortization	221	290	724	1,230
Provision for income taxes	396	112	1,313	590
EBITDA (1)	1,908	1,139	5,080	1,189
Stock-based compensation	47	106	141	264
Income from discontinued operations net of depreciation and amortization	—	(2,308)	—	(1,762)
Adjusted EBITDA from continuing operations (1)	$1,955	$(1,063)	$5,221	$(309)
Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$2,288	$(2,147)	$(1,407)	$(5,624)
Gain on Sale of Klein	—	2,393	—	2,393
Stock-based compensation	(47)	(106)	(141)	(264)
Provision for inventory obsolescence	(22)	(23)	(67)	(23)
Changes in accounts receivable (current and long-term)	(115)	(2,570)	2,842	637
Interest paid, net	—	169	—	576
Taxes paid, net of refunds	473	192	1,411	617
Gross profit from sale of other equipment	—	49	457	385
Changes in inventory	(1,798)	2,841	3,944	3,174
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	2,161	(427)	191	(70)
Changes in prepaid expenses and other current and long-term assets	(1,034)	763	(2,076)	(566)
Other	2	5	(74)	(46)
EBITDA (1)	$1,908	$1,139	$5,080	$1,189

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

Business Outlook

Our financial performance has improved significantly in recent periods. Although we had a history of generating operating losses prior to fiscal 2024, we generated operating income from continuing operations in fiscal 2024 and the first three quarters of fiscal 2025.  We believe this is due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

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

As of October 31, 2024, our backlog of firm orders was approximately $26.2 million, which is essentially flat with July 31, 2024. Our backlog totaled approximately $38.4 million as of January 31, 2024 and $37.4 million as of October 31, 2023. We believe a significant portion of our current backlog will be completed and shipped by the end of fiscal 2025. Additionally, we have a significant pipeline of pending and potential orders that we estimate total more than twice our backlog of firm orders. We believe these orders provide good visibility for the balance of this fiscal year and into the next year. However, the level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

On September 4, 2024, all outstanding shares of preferred stock were converted into common stock and retired.  The Company issued approximately 6.6 million shares of common stock in connection with the conversion.  Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods (see Note 14- “Equity and Stock-Based Compensation” for additional details).

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We currently expect revenue in fiscal 2025 to exceed that of fiscal 2024. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

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

Revenue from our Spectral Ai software suite has been de-minimus to date.  However, feedback from customers has been very positive and we believe there are a number of other potential customers.  We are exploring ways in which we can more quickly address an expanded market for this technology.

We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations. The Company is also pursuing certain business opportunities with governmental organizations. Because the sales cycle for these projects can be quite long and can be impacted by a variety of factors, including the level of competition and budget limitations, the timing of contract awards is often difficult to predict.

We believe there are certain developments within the marine technology industry that can have a significant impact on our business. These developments include the following:

•	Increased activity within the marine exploration space, including applications for alternative energy projects such as offshore windfarms and carbon capture projects; and

•	Demand for economical, commercially developed, technology for maritime security applications.

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include the following:

•	Adaptation of our SeaLink solid streamer technology to alternative applications, such as hydrographic surveys for windfarm and carbon capture projects; and

•	Application of our Spectral Ai software suite technology to side scan sonar systems and potentially other sensor systems.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

In fiscal 2024, we eliminated two executive management positions and certain other administrative positions in order to further control general and administrative costs. We have eliminated certain other positions in fiscal 2025. The Sale of Klein has allowed us to further streamline our operations. Should future financial results fall below our expectation, we may take further steps to reduce costs. We believe many of our costs are variable in nature, such as raw materials and labor-related costs. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

General inflation levels have increased in recent years due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors have had a negative impact on our costs; however, the magnitude of such impact cannot be accurately determined.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.

Results of Operations

Revenues for the three and nine months ended October 31, 2024 were approximately $12.1 million and $31.8 million, respectively, compared to approximately $5.0 million and $23.1 million for the three and nine months ended October 31, 2023, respectively. The revenue increase in the three and nine month periods ended October 31, 2024, compared to the prior year periods was primarily due to increased activity within the marine technology markets, including those activities related to energy exploration and alternative energy initiatives. For the three and nine months ended October 31, 2024, we generated operating income of approximately $1.9 million and $4.0 million, respectively, compared to an operating loss of approximately $1.5 million and $1.8 million for the three and nine months ended October 31, 2023. The increase in operating income in the current year was attributable to increased revenues, decreased selling, general and administrative costs and reduced research and development costs during the nine months ended October 31, 2024. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Seamap business were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues:
Seamap	$12,105	$4,974	$31,819	$23,132
Cost of sales:
Seamap	6,684	2,721	17,402	13,402
Gross profit	$5,421	$2,253	$14,417	$9,730
Gross profit margin	45%	45%	45%	42%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another. During the three and nine month periods ended October 31, 2024 approximately 60% of our revenues related to the sale of new systems with the remaining 40% related to “after market” activity such as the sale of spare parts, repairs and training. The gross profit and gross profit margins for Seamap were approximately $5.4 million and 45% and $14.4 million and 45% for the three and nine-month periods ended October 31, 2024, respectively, compared to approximately $2.3 million and 45% and $9.7 million and 42% in the three and nine-month periods ended October 31, 2023, respectively. For the three month periods, the gross profit margins were comparable, despite significantly higher revenue in the fiscal 2025 period, due mainly to revenue mix.  The gross profit margins in first nine-months of fiscal 2025 improved from the comparable period in the prior fiscal year, due to price increases implemented in fiscal 2024 and increased production efficiencies. The increased production efficiencies were due primarily to higher overhead absorption from incremental activity levels and production and procurement efficiencies facilitated by increased order backlog.

Operating Expenses

General and administrative expenses for the three and nine-months ended October 31, 2024, respectively, were approximately $2.8 million and $8.3 million, compared to approximately $2.9 million and $9.2 million for the three and nine-months ended October 31, 2023, respectively. The decrease from the prior periods is primarily the result of lower compensation expense due to headcount reductions, and the impact of broader cost control measures.

Research and development costs were approximately $562,000 and $1.4 million, in the three and nine-month periods ended October 31, 2024, respectively, compared to approximately $508,000 and $1.5 million, in the three and nine-month period ended October 31, 2023, respectively. Costs in each of the periods are related primarily to our next generation towed streamer system and ongoing development of our Spectral Ai software suite.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $221,000 and $724,000 in the three and nine-month periods ended October 31, 2024, respectively, as compared to approximately $257,000 and $892,000 in the three and nine-month periods ended October 31, 2023, respectively.

Interest Expense

Interest expense of approximately $169,000 and $536,000 in the three and nine-months ended October 31, 2023, respectively, was primarily due to interest on the Loan. The Loan was repaid in fiscal 2024 in connection with the Sale of Klein (see note 2-"Sale of Subsidiary" and note 10-"Notes Payable" for additional details).

Other Expense

Other expense primarily relates to gains on the sale of certain ancillary equipment, scrap sales and other income.

Provision for Income Taxes

For the three and nine-months ended October 31, 2024, we reported tax expense of approximately $396,000 and $1.3 million, respectively, on pre-tax income from continuing operations of approximately $1.7 million and $4.4 million, respectively. For the three and nine-month period ended October 31, 2023, our income tax expense was approximately $112,000 and $590,000, respectively, on pre-tax loss from continuing operations of approximately $1.6 million and $2.0 million, respectively. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss from continuing operations before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including Malaysia and the United Kingdom.

Liquidity and Capital Resources

Until recently, the Company had a history of generating operating losses and negative cash from operating activities and relied on cash from the sale of lease pool equipment and the sale of preferred stock and common stock. However, the Company’s operating results improved significantly in fiscal 2024 as compared to fiscal 2023 and prior years. The Company generated net income from operations and positive Adjusted EBITDA for the fiscal year ended January 31, 2024 and the three and nine month periods ended October 31, 2024. In addition, the Company sold its Klein business on August 21, 2023, generating net proceeds of approximately $7.3 million after settlement of closing costs and all outstanding amounts due and owed, including principal, interest, and other charges, on the Company’s $3.75 million loan. The Sale of Klein increased the Company’s working capital and improved its liquidity situation.

As of October 31, 2024, the Company had working capital of approximately $21.2 million, including cash and cash equivalents of approximately $3.5 million, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company owned real property, disciplined working capital commitments, and potentially securing a credit facility or some other form of financing. In the six months ended October 31, 2024, the Company generated positive cash from operating activities in the amount of approximately $3.3 million.

In addition, management believes there are a number of other factors and actions available to the Company to address any liquidity needs, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $21.2 million as of October 31, 2024, including cash of approximately $3.5 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. In fiscal 2024, the Company eliminated two executive level positions and has made additional headcount reductions in fiscal 2025. Furthermore, additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $26.2 million as of October 31, 2024, as well as a substantial pipeline of other prospects. Production for certain of these orders was in process and included in inventory as of October 31, 2024, thereby reducing the liquidity needed to complete the orders.

•	On September 4, 2024 all outstanding shares of preferred stock were converted into common stock and retired. The Company issued approximately 6.6 million shares of common stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods. The conversion of preferred stock into common stock was effected pursuant to an amendment to the Certificate of Designations, Preferences and Rights of the preferred stock. The amendment was approved by preferred stockholders at a virtual special meeting held on August 29, 2024 (see Note 14- “Equity and Stock-Based Compensation” for additional details).

•

In recent years, the Company has raised capital through the sale of common stock and preferred stock pursuant to the at-the-market program (the "ATM Offering Program") and underwritten offerings on Form S-1. Currently, the Company is not eligible to issue securities pursuant to Form S-3 and accordingly cannot sell securities pursuant to the ATM Offering Program. However, with the elimination of the preferred stock dividends in arrears, the Company anticipates becoming eligible to utilize Form S-3 after the Company files its Form 10-K for fiscal 2025. Additionally, the Company may sell securities pursuant to Form S-1 or in private transactions.  Management expects to be able to raise further capital through these available means should the need arise.

•	The Company owns unencumbered real estate near Huntsville, Texas which could be used to generate capital if needed through a mortgage or sale lease transaction. The appraised value of this property is approximately $5.0 million. The Company demonstrated its ability to do this through a secured lending transaction in early fiscal 2024, which was repaid from the proceeds from the Sale of Klein.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	October 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(1,407)	$(5,624)
Net cash provided by investing activities	244	11,018
Net cash used in financing activities	(619)	(589)
Effect of changes in foreign exchange rates on cash and cash equivalents	(2)	(14)
Net decrease in cash and cash equivalents	$(1,784)	$4,791

As of October 31, 2024, we had working capital of approximately $21.2 million, including cash and cash equivalents of approximately $3.5 million, as compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, at January 31, 2024.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $1.4 million in the first nine months of fiscal 2025 as compared to approximately $5.6 million in the first nine months of fiscal 2024. The decrease in net cash used in operating activities in the first nine months of fiscal 2025 compared to the prior year period was due mainly to an increase in net income.

Cash Flows from Investing Activities. Cash provided by investing activities during the first nine months of fiscal 2025 decreased approximately $10.8 million over the same period in fiscal 2024. The decrease relates primarily to proceeds from the sale of Klein in fiscal 2024, not recurring in fiscal 2025.

Cash Flows from Financing Activities. Net cash used in financing activities during the first nine months of fiscal 2025 consisted of approximately $619,000 of transaction costs associated with the conversion of preferred stock to common stock (see Note 14- "Equity and Stock-Based Compensation " for additional details). Net cash used in financing activities during the first nine months of fiscal 2024 consisted of approximately $589,000 of payments net of proceeds related to short-term loans (see Note 10 - "Notes Payable" for additional details).

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of October 31, 2024. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of October 31, 2024, we had deposits in foreign banks equal to approximately $3.3 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2024. There have been no material changes to our critical accounting estimates during the three- and nine-month periods ended October 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. At October 31, 2024, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $190,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $19,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of October 31, 2024, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were not effective as of October 31, 2024, due to a material weakness in our internal control over financial reporting relating to the existence of inventory that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Remediation

As previously described in Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, we are implementing a remediation plan to address the material weakness in our internal controls over the existence of inventory. The remediation plan envisages a year-end inventory count encompassing one hundred percent (100%) of our inventory in Singapore and Malaysia. The weakness will remain unresolved until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes in connection with the remediation plan discussed above, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit	Document Description	Form	Exhibit
Number			Reference
2.1	A Stock Purchase Agreement dated as of August 21, 2023, by and among General Oceans, Inc., Klein Marine Systems Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 21, 2023.	10.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.5
3.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 25, 2020.	3.1
3.6	Second Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Registration Statement on Form S-1 filed with the SEC on October 25, 2021.	3.5
3.7	Third Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on November 4, 2021.	3.3
3.8	Fourth Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on October 13, 2023.	3.2
3.9	Fifth Certificate of Amendment of Certificate of Designations, Preferences and Rights of MIND Technology, Inc. 9.00% Series A Cumulative Preferred Stock	Form 8-K filed with the SEC on September 5, 2024.	3.1
3.10	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.11	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.2

31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: December 12, 2024	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)